Form 10-K405
period 1997-12-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 1998-03-31
CIK 883107

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 0-22333

                       NANOPHASE TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                  36-3687863
        (State or other jurisdiction                     (I.R.S. Employer
      of incorporation or organization)                 Identification No.)
                453 COMMERCE STREET, BURR RIDGE, ILLINOIS 60521
              (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (630) 323-1200

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on March 27, 1998 was $51,205,444.

     The number of shares outstanding of the registrant's Common Stock, par value $.01, as of March 27, 1998 was 12,277,467.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Definitive Proxy Statement in connection with the registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.
================================================================================

                                     PART I

ITEM 1. BUSINESS

     Because Nanophase Technologies Corporation ("Nanophase" or the "Company") wants to provide investors with more meaningful and useful information, this Annual Report on Form 10-K (the "Form 10-K") contains, and incorporates by reference, certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended), that reflect the Company's current expectations regarding the future results of operations, performance and achievements of the Company. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and contingencies include, without limitation, demand for, and acceptance of, the Company's nanocrystalline materials; changes in development and distribution relationships; the impact of competitive products and technologies; and the factors set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors." The Company undertakes no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

GENERAL

     Nanophase develops and markets nanocrystalline materials for use as ingredients and components in a wide range of commercial applications. The Company began manufacturing nanocrystalline materials in commercial quantities in the fourth quarter of 1996. Nanocrystalline materials are metallic and ceramic materials that generally consist of particles that are less than 100 nanometers (billionths of a meter) in diameter and contain only a few thousand or tens of thousands of atoms, rather than the millions or billions of atoms in particles of most conventional materials. By processing materials in this near-atomic size range, the Company is able to engineer the structure of particles and exploit the properties of their surface atoms to enhance the performance of basic raw materials such as aluminum, iron, titanium and zinc, as well as to molecularly engineer new composite materials. Compared to conventional materials, the Company believes its nanocrystalline materials generally exhibit superior chemical, mechanical, electronic, magnetic and optical properties. The Company believes that through its extensive proprietary research and development programs, combined with its proprietary and patented production processes, it has established new standards for high-performance commercially produced nanocrystalline materials.

     The Company is in the advanced materials industry and has identified initial commercial applications for its nanocrystalline materials in four primary markets: electronics, structural ceramics and composites, cosmetics and skin-care, and industrial catalysts. The Company believes each of these markets provides numerous commercial applications in which its nanocrystalline materials will have significant competitive advantages based on product performance. Commercial applications which have been developed or are currently being developed in these markets include the following:

     - Electronics. Abrasives for chemical/mechanical polishing of semiconductor wafers, anti-radiation coatings for cathode ray tubes and thin-film materials for semiconductor manufacturing.

     - Structural Ceramics and Composites. Ceramic mechanical seals, components for continuous steel casting, abrasion-resistant polymers for oil drilling sensors and ceramic armor.

     - Cosmetics and Skin-Care. Topical health-care products, transparent ultraviolet blockers and colorants for cosmetics.

     - Industrial Catalysts. Chemical-process catalysts.

     In each of these markets, the Company's strategy is to establish collaborative relationships with industry leaders in order to validate the capabilities of its materials and coordinate the development and commercial introduction of product applications. These relationships generally include specific milestones and a development path that is intended to lead to significant commercial product revenues. The Company is currently collaborating with, among others, AG Industries ("Acutus Gladwin"), The Dow Chemical Company ("Dow"), E.I. Dupont & de Nemours & Co. ("DuPont"), Pacific Safety, Inc. ("Pacific Safety") and Philips Electronics N.V. ("Philips"). As a result of its collaborative relationships, the Company entered into commercial supply contracts with EKC Technology, Inc. ("EKC"), a subsidiary of ChemFirst Corporation ("ChemFirst"), a manufacturer of semiconductor polishing slurries; with Schering-Plough Corporation ("Schering-Plough") pursuant to which the Company is supplying its nanocrystalline zinc oxide to Schering-Plough for use in topical health-care products; and with LWT Instruments, Inc. ("LWT") for anti-abrasive polymers used in oil drilling applications. To gain access to foreign markets, Nanophase has entered into a license agreement which enables C.I. Kasei Co., Ltd. ("CIK"), a subsidiary of Itochu Corporation ("Itochu"), formerly C. Itoh, to manufacture, use and sell the Company's nanocrystalline materials in broad-based industrial markets throughout various Asian countries.

     The Company believes that its nanocrystalline materials have broad and enabling potential beyond the product applications it is currently developing with its customers. In 1995, the Battelle Memorial Institute, a leading contract research organization, identified "molecularly engineered" materials (i.e., nanocrystalline materials) as "super materials" which represent one of the ten most important technologies for the coming decade. Nanophase was organized in 1989 to commercialize technologies that are based on principles developed at Argonne National Laboratories ("Argonne"), and believes that it is the only company to successfully transition the production of high-performance nanocrystalline materials from laboratory to commercial scale. In 1995, the Company's patented physical-vapor-synthesis ("PVS") process for producing these materials received the R&D 100 Award, given each year by R&D Magazine to recognize the 100 most technologically significant new products and processes in the world.

NANOCRYSTALLINE MATERIALS

     All matter is composed of atoms, or molecules that are combinations of atoms. Most solid materials, such as ceramics and metals, are polycrystalline in nature, i.e., they consist of microscopic particles, or crystals, the atoms or molecules of which are stacked in orderly patterns. The attributes of a polycrystalline material, including strength, flexibility, color and electronic conductivity, depend upon the composition, shape and size of the material's individual crystals, the organization of atoms in the individual crystals, and the relationships and interactions among the crystals. The particles of conventional crystalline materials generally have irregular shapes and sizes. The organization of a crystalline material's atoms or molecules, however, can be manipulated to form particles that are much smaller and more uniform. Particles that are less than 100 nanometers (billionths of a meter) in diameter are generally called nanocrystals and contain only a few thousand or tens of thousands of atoms, rather than the millions or billions of atoms in particles of most conventional materials. Through molecular engineering, the shape and size of such particles in nanocrystalline materials can be manipulated to produce materials with superior properties. These nanocrystalline materials behave in enhanced and novel ways because the properties of, and interactions among, their ultra-small particles have been significantly altered.

     The potential of nanocrystalline materials has been known for decades and such materials have been produced by a variety of other processes. However, these other processes are more limited in their ability to engineer the materials for high-performance applications. Mechanical and chemical processes are the two most common methods for producing nanocrystalline materials. In mechanical processes, fine powders are commonly made from large particles through the use of crushing techniques such as a high-speed ball mill. The resulting fragmented powders contain particles of inconsistent shapes and sizes, are relatively coarse, and are not adequate for many high-performance commercial applications. Nanocrystalline materials can also be made through chemical processes, which utilize chemicals to create a reaction that precipitates particles of varying size and shape. Chemical processes, like mechanical processes, often produce nanometric particles of inconsistent shapes and sizes that are difficult to engineer for high-performance applications. Chemical processes also tend to leave chemical residues on the particle surfaces, making it difficult to precisely engineer the mechanical, chemical and electronic properties of the materials. Historically, high-quality nanocrystalline materials have been difficult to consistently produce in other than laboratory-scale quantities and have not been produced at commercially affordable costs. The Company believes that these traditional methods of producing nanocrystalline materials do not provide the means to realize the full potential of such nanocrystalline materials.

ADVANTAGES OF THE COMPANY'S NANOCRYSTALLINE MATERIALS

     The Company has developed new technologies for the engineering and high-volume production of high-quality nanocrystalline materials that it believes cannot be accomplished by the traditional methods described above. At the core of the Company's technologies is its patented PVS process, whereby metallic or ceramic materials are vaporized into atoms that are mixed with a gas to form nanometric particles.

     The following attributes of the particles produced by the Company's PVS process enable it to produce significant quantities of nanocrystalline materials which it believes to be superior, for a range of high-performance applications, to both conventional materials and nanocrystalline materials produced by other means:

          SPHERICAL SHAPES AND SMALL SIZES enable particles to slide over each other, which allows the Company's ceramic materials to become more ductile and more easily formed. This enables the Company to rapidly mold variously shaped ceramic components without the costly and time-consuming machining which is typically used for conventional ceramics.

          CLEAN SURFACES enable particles to exhibit consistent surface chemistry, which facilitates the Company's ability to coat its nanocrystalline materials. The Company's coatings enhance certain commercial applications of its nanocrystalline materials, such as cosmetic dispersions.

          NARROW SIZE DISTRIBUTION of nanometric particles ensures that nanocrystalline materials are virtually free of large particles, which facilitates engineering of the chemical, mechanical, optical and electronic properties of the material because these properties vary according to particle size. For example, the Company produces titanium dioxide with particles that are large enough to block ultraviolet rays but are consistently smaller than the wave length of visible light, which enables sunscreens formulated with these particles to provide high SPF protection and transparency.

          AGGREGATION CONTROL results in loosely agglomerated and uniformly small particles that can be readily and uniformly dispersed in a variety of media. For example, the Company produces ultra-fine abrasives for slurries used to polish the surfaces of semiconductors, which results in significantly smoother surfaces and faster and more selective removal of material.

          DIALABLE CONTROL OF PARTICLE SIZE enables precise engineering of particles through subtle modifications of the Company's PVS process. By controlling the evaporation rate of a material's atoms or the type or pressure of gas used in the production process, the Company can alter, enhance and tailor the performance of its basic raw materials for specific product applications. For example, further decreasing the particle size of a metal oxide increases its number of surface atoms, which enables the Company to produce metal oxides with enhanced catalytic performance.

     The Company has developed related technologies to further enhance the materials produced by its PVS process. Because the PVS process produces particles that, in contrast to particles of conventional materials, are (i) nearly spherical, (ii) virtually free of chemical residues, (iii) uniformly small, (iv) not strongly agglomerated, and (v) easily engineered, the Company can apply its other proprietary technologies to further process these particles to set new standards for a range of additional high-performance commercial applications. For example, certain product applications require surface treatments for nanocrystalline particles so they can be dispersed in a variety of media. To enable the incorporation of its materials in dispersions, the Company developed its proprietary discrete-particle-encapsulation ("DPE") process that prevents particles from agglomerating by completely coating each individual particle. The coating process also enables the Company to alter the optical, chemical and electronic behavior of particles to meet the requirements of particular applications. In addition, certain product applications require nanocrystalline materials to be formed into structural ceramics of a precise shape and tolerance. As part of its strategy to enter markets for structural ceramics, the Company developed its net-shaping technology that enables the rapid fabrication of dimensionally precise, high tolerance structural ceramic components without costly machining.

CUSTOMERS AND APPLICATIONS

     The Company is in the advanced materials industry and has identified four primary markets -- electronics, structural ceramics and composites, cosmetics and skin-care, and industrial catalysts -- each of which offers the Company significant potential for revenue growth. In addition, the Company believes these markets provide opportunities to achieve competitive advantages based on product performance. The Company's strategy is to collaborate with industry leaders in these markets in order to validate the capabilities of its materials and coordinate the development and commercial introduction of product applications. The collaborative relationships pursued by the Company include (i) agreed-upon specifications for the proposed commercial application of the Company's materials; (ii) confirmation by the customer that the proposed application appears to be commercially viable and valuable; (iii) a significant commitment of developmental resources; (iv) agreed-upon developmental milestones, and (v) a development path that is intended to lead to significant commercial revenues from the customer.

     Following is a more detailed description of the Company's targeted markets and its activities in certain material product applications.

ELECTRONICS

     Electronics is one of the world's largest and fastest growing markets, fueled in part by rising demand for increased computing power and information storage requirements and the rapid growth of communications technologies. The new levels of performance in electronics that are necessary to meet these requirements depend, in large part, on advanced materials, especially advanced ceramics, that enable higher performance and further miniaturization. Increasingly, critical dimensions and performance criteria for high-speed electronic pathways and dense platforms are measured in nanometers and angstroms (tenths of nanometers). It is at this level of performance that Nanophase believes its engineered nanocrystalline materials demonstrate advantages for electronics applications.

     Nanophase's primary focus in this market has been directed toward two product applications: (i) semiconductor polishing and (ii) coatings for electromagnetic radiation protection. The Company believes that the uniformly small particle size, nearly spherical particle morphology and clean particle surface of the Company's materials allow such materials to provide innovative, value-added benefits for these and other product applications in the electronics market.

     Semiconductor Polishing

     Increases in computing power require increased memory capacity, which is achieved by fabricating smaller circuits on smoother semiconductor wafer surfaces. These smoother surfaces are obtained by a technique called chemical/mechanical polishing ("CMP"), in which an abrasive slurry is used to polish semiconductor surfaces to a very fine finish.

     Polishing slurries utilizing the Company's nanometer-sized aluminum oxide ("alumina") and cerium oxide ("ceria"), with their nearly spherical particle shapes and uniformly small particle sizes, provide semiconductor polishing that results in (i) significantly smoother surfaces, (ii) more selective removal of material, and (iii) easier cleaning during the manufacturing process, compared to slurries utilizing conventional materials. The Company believes that these attributes will be an important element in the production of semiconductor wafers with smaller geometries that will result in increased memory capacity, faster processing speeds and lower production costs.

     In December 1997, Nanophase entered into a seven-year supply agreement with EKC, a subsidiary of ChemFirst, pursuant to which the Company will supply its nanocrystalline alumina and ceria and provide related research and customer and technical support to EKC. This agreement supersedes the Company's five-year requirements contract with Moyco Technologies, Inc. ("Moyco") and was entered into after Moyco sold its CMP intellectual property, technologies and certain other intangible assets to EKC in December 1997. Sales to, and fees from, Moyco pursuant to such contract constituted approximately 42% of the Company's revenue in 1997. The Company has agreed to sell its nanocrystalline alumina and ceria to EKC for use in the production and sale of slurries and other materials used in CMP on an exclusive basis so long as EKC purchases certain annual minimum dollar amounts specified in the agreement. If EKC fails to purchase such minimum dollar amounts, the Company may terminate EKC's exclusivity. In addition, if EKC does not purchase certain other minimum dollar amounts specified in the agreement, the Company may terminate the entire agreement or its obligation to supply nanocrystalline materials to future customers of EKC. The minimum dollar amounts specified in the agreement which EKC must purchase over the term of the agreement to maintain exclusivity, avoid termination of future supply obligations or avoid termination of the agreement are approximately $50 million, $25 million or $5 million, respectively, of the Company's nanocrystalline materials.

     Electromagnetic Radiation Protection

     Cathode ray tubes ("CRTs") utilized in television and computer monitors emit electromagnetic radiation due to the high voltages used to generate light. In the past, little attention was paid to the potential harmful effects of this radiation. Recent European Economic Community regulations scheduled to go into effect over the next several years, however, place more stringent limits on the quantity of radiation that can be emitted by television and computer monitors. In response to such regulations, CRT manufacturers require transparent, conductive coatings that meet the new electromagnetic radiation standards.

     The materials currently used for conductive coating of CRTs have not been proven to meet all of the new radiation requirements. Nanophase can produce a proprietary metal oxide mixture, which has a narrower particle-size distribution and cleaner particle surfaces than currently used materials. The Company's nanocrystalline metal oxide mixture is highly conductive and easily dispersed and, when applied as a coating to CRTs, is expected by the Company to meet the increased radiation shielding regulatory requirements, while maintaining the transparency required for quality video images. The Company has developed a coating for CRTs which meets the conductivity and transparency requirements of Philips and is actively working with their manufacturing group to introduce this product into production for CRTs manufactured by Philips.

     Thin-Film Materials for Semiconductor Manufacturing

     Nanophase has begun an early stage development program with a leading electronic materials company for developing advanced materials for use in semiconductor manufacturing. The objective is to develop advanced materials which can be used to fabricate thin-films on the surfaces of semiconductors to enable the production of semiconductor wafers with increased memory capacity, faster processing speeds and lower production costs. Nanocrystalline materials are used because the products require a uniform and fine-grained structure. This product application is in an early stage of development and investigation.

STRUCTURAL CERAMICS AND COMPOSITES

     Structural ceramics are advanced compounds that offer hardness, high strength and inertness for a broad range of industrial applications involving harsh chemical and thermal environments. The free-flowing nature and weak agglomeration of the Company's nearly spherical nanocrystalline particles enable the Company to rapidly fabricate high-tolerance, dimensionally precise structural ceramic parts without costly machining. Because the conventional methods for forming structural ceramics involve the use of high temperatures, high pressures or lengthy machining operations, the high costs of fabrication have limited the usage of dimensionally precise ceramics to only the most critical applications. Through its net-shaping process, the Company can mold nanocrystalline ceramic materials into fully dense ceramic parts with little or no machining. This process makes it possible to fabricate a variety of dimensionally precise structural ceramic components in a significantly shorter period of time and at significantly lower temperatures and pressures than conventional fabrication methods.

     Composites, like structural ceramics, are engineered structures that consist of diverse elements and are geared toward high-stress product applications that require durable, resistant materials. Composites combine the advantageous qualities of their constituent materials. The properties of these composites depend heavily on the nature and amount of the materials that are incorporated into the composites. For example, incorporating a hard material like alumina into a flexible and lightweight plastic can increase the plastic's resistance to abrasion and wear. Such an increase is related to the number of particles of the constituent alumina. Because there are more particles in one pound of nanocrystalline materials than in one pound of more commonly used micron-sized particles, properties such as abrasion resistance are enhanced by substituting nanocrystalline materials for conventionally used materials.

     Composite Polymer for Oil Drilling Machinery

     Nanophase has entered into a contract with LWT, a supplier of instrumentation to the oil drilling industry, for the supply of abrasion-resistant composite polymers to protect down-hole data logging equipment. In this application, instrumentation is lowered into a drilled shaft in order to provide information to the drill operator on a continuous basis. Because drilled shafts often pass through hard rock formations, or very abrasive layers of sandstone, the data logging instruments must be protected from potential wear. A protective housing, or collar, is used to protect the data logging equipment. These collars are conventionally coated with a commercially available ceramic-filled polymer. Conventional fabrication of these collars is difficult because the polymer is thick and must be applied by hand. LWT requires a polymer, which can be applied by automatic machinery, has a long service life and is abrasion-resistant. Initial tests performed by LWT using the Company's composite materials indicate that such materials can meet these requirements. The Company is currently developing composite materials which meet LWT's particular product specifications.

     Ceramic Components for Continuous Steel Casting

     The Company is collaborating with Acutus Gladwin, a leading supplier of services and products in the steel industry, to produce a ceramic component for use in continuous steel casting. Continuous steel casting is performed by pouring molten steel from a ladle through a funnel-shaped nozzle into a mold, which is several hundred feet long. Current nozzles are made of a porous alumina/graphite material and require frequent replacement due to wear. During replacement, steel-casting lines using these nozzles must be shut down for 15 to 45 minutes while new components are installed, resulting in down-time costs which could approximate up to $25,000/hour and several tons of second-quality steel which must be remelted or downgraded for use in lower-quality products. Nanophase believes that its denser net-shaped ceramics in this application will substantially increase wear resistance, resulting in significant cost savings due to decreased downtime and less wasted or sub-standard steel. Under a development agreement with Acutus Gladwin, the Company has successfully completed laboratory testing of its material and prototypes are scheduled to be field tested during the second quarter of 1998.

     Ceramic Mechanical Seals

     Nanophase has fabricated prototype ceramic mechanical seals which are designed for use in harsh applications to prevent abrasive particles from entering mechanical joints and to prevent oil from leaking from the joints. Conventional seals used in these applications are commonly made of plastic composite materials and either wear or corrode, requiring replacement after only a few thousand hours of operation. Ceramic seals, because of their improved abrasion and corrosion resistance, are believed by the Company to be more reliable and durable than conventional seals. Customer-laboratory tests of prototype seal designs have shown that Nanophase's ceramic seals can increase the service life compared to currently-used seal materials, resulting in a reduction of equipment downtime and associated costs. In addition, Nanophase's net-shaping process reduces or eliminates the costly diamond grinding that normally would be required to fabricate other ceramic seals. The Company believes that reduced manufacturing costs make its ceramic seals cost-effective for a number of high-volume mechanical-seal applications. The Company is marketing its ceramic seals for potential commercial sales to various equipment and machinery manufacturers.

     Ceramic Armor

     The Company is currently fabricating net-shaped ceramic armor plates under a development agreement with Pacific Safety, a leading Canadian armor producer. Ceramic-based armor is highly desirable because of its strength and weight advantage over steel. It can provide the same protection at a significantly reduced weight. However, current ceramic armor materials, made from hot-pressed alumina or boron carbide, are either not durable enough or very costly to fabricate, and thus have limited markets. Based on preliminary studies, the Company believes that it will be able to produce denser, fine-grained ceramic armor tiles that will have greater durability and impact resistance than hot-pressed alumina tiles and offer a significant economic advantage over boron carbide.

COSMETICS AND SKIN-CARE

     The cosmetics and skin-care market is a substantial consumer of particulate materials as active ingredients and pigments. The Company has targeted three of its nanocrystalline materials, titanium dioxide ("titania"), iron oxide and zinc oxide, for applications in the cosmetics and skin-care market, including sunscreens, cosmetic colorants and topical health-care applications. The Company
(i) is selling its titania to several cosmetics companies for use in sunscreens,
(ii) is shipping its iron oxide to a Fortune 500 cosmetics company for use as a cosmetic colorant, (iii) is shipping titania dispersions to that same customer for use in a product with SPF protection, which was introduced to the market in the fourth quarter of 1997, and (iv) is shipping its nanocrystalline zinc oxide pursuant to a commercial supply contract with Schering-Plough.

     Topical Health-Care Applications

     The Company recently entered into a four-year requirements contract with Schering-Plough pursuant to which the Company will supply its nanocrystalline zinc oxide to Schering-Plough for certain topical health-care products. For example, the Company's nanocrystalline materials are being supplied for use in new anti-fungal sprays and powders which were introduced to the market in the fourth quarter of 1997. Several skin-care companies are currently evaluating Nanophase's nanocrystalline zinc oxide for use in other topical health-care products. The Company's zinc oxide contains uniformly small particles that contain a large number of surface area atoms. Initial testing by the Company's customers indicates that this attribute provides enhanced anti-fungal activity compared to conventional materials because a lower amount of the Company's zinc oxide is needed to achieve the desired level of activity. In addition, the Company's zinc oxide, because of its weakly agglomerated particles, is better suited than conventional materials for aerosol applicators.

     Sunscreens

     The market for titania-based sunscreens has rapidly expanded due to (i) increasing consumer awareness of the harmful effects of ultraviolet ("UV") rays and (ii) a desire to replace conventional chemical sun-block ingredients, which can cause irritation, with "chemical-free" ingredients. Because the Company's nanocrystalline titania is comprised of particles that are large enough to block UV rays, but are consistently smaller than the wave length of visible light, it enables "chemical-free" sunscreen products to provide high SPF protection and transparency, which combination is superior to that achieved by conventional titania. Nanophase's total-encapsulation coating, based on its DPE process, also makes Nanophase's titania compatible with certain skin-product ingredients, like self-tanning ingredients, with which competitive titania is not compatible. This compatibility enables cosmetics formulators to develop self-tanning products that offer chemical-free protection from excessive exposure to UV rays.

     Cosmetic Colorants

     Through its PVS and DPE processes, the Company has engineered nanocrystalline iron oxide for use as a coloring agent in cosmetics. Because of its visible transparency, this iron oxide can intensely color the skin without the caking or streaking effects caused by conventional opaque coloring agents. This is due to the nanometer-sized particles of Nanophase's iron oxide that absorb light without significant visible scattering, thereby providing color without opacity. In addition, the nearly spherical particles of Nanophase's iron oxide enable it to be discretely encapsulated and readily dispersed to create smooth, free-flowing cosmetic foundations which cosmetics formulators can blend to more closely match varying skin tones.

INDUSTRIAL CATALYSTS

     Catalysts are materials that help convert, or accelerate the conversion of, one chemical into another. The Company's PVS process allows for the fabrication of two distinct types of solid catalysts: (i) a single pure material, such as iron oxide, which is a widely used chemical-process catalyst for the synthesis of hydrogen, ammonia and other bulk chemicals, and (ii) composite materials in which a nanocrystalline metal, such as palladium, is deposited on a larger substrate. This latter catalyst has a broad range of applications, including polymer synthesis, hydrogen peroxide production and the conversion of petroleum feedstock to higher value chemicals.

     The activity of a catalyst (i.e., the amount of desired product that can be produced per unit weight of catalytic material) is an important measure of its efficacy, and is related to a number of physical properties of the catalyst, including surface area, particle size and the reactivity of atoms on the surface of the catalytic material. Nanocrystalline materials offer better performance as catalysts because they have a higher proportion of catalytically active surface atoms than conventional materials. In addition to enhanced reactivity, the Company's materials can potentially reduce costs because less catalyst is needed to achieve a desired level of activity.

     Nanophase is developing a process to directly deposit nanocrystalline metals on a substrate for use by DuPont as a catalyst in large-scale chemical production. Early measurements have shown a two to fourfold increase in catalytic activity over the current, chemically produced DuPont catalyst. The Company is working with DuPont to meet specific performance requirements for this catalyst. The Company has also begun an early-stage development program with a Fortune 50 chemical company to produce catalysts comprised of nanocrystalline metal oxides on larger substrates. Based on the Company's discussions with potential customers, additional potential applications for PVS-produced heterogeneous catalysts include wash coats for automotive catalysts and surface-enhanced catalysts for the chemical-process industry.

TECHNOLOGICALLY-SIMILAR APPLICATIONS

     Although the Company focuses its efforts on product applications in the above-mentioned markets, the Company believes there is a broad range of technologically similar applications, the performances of which could be substantially improved by utilizing the Company's materials and technologies without extensive additional engineering. Based on the Company's discussions, both internally and with potential customers, these include applications for fibers, textiles, plastics, paper, optical polymers, pigments and other specialty products. These applications are primarily based on the coating or dispersion of nanocrystalline materials produced by the PVS process. The Company only pursues those specialty applications which fit into its business strategy and which receive substantial support from a significant prospective customer.

THE COMPANY'S TECHNOLOGIES

     Nanophase has developed and employs several related technologies for the engineering and production of nanocrystalline materials and product applications, including technologies for the synthesis, surface-treatment and dispersion of nanocrystalline materials and the fabrication of structural ceramic components. The Company also is engaged in ongoing research and technology-licensing activities as part of its strategy to maintain a technical and commercial leadership position in the field of nanocrystalline materials.

     The PVS Process

     The Company uses its patented PVS process to produce nanocrystalline powders. The PVS process is based on the formation of a physical vapor from a selected metallic or ceramic material that is fed through a plasma reactor and heated to a temperature above its melting point. As the temperature rises, the atoms of this material evaporate from its surface into a stream of flowing vapor. These evaporated atoms are then mixed with selected gases that chemically react with the atoms. Additional gases then cool the atoms sufficiently to condense the vapor into solid, nearly spherical clusters of molecules. The flowing gas transports the resulting clusters to a collection vessel. The rapid transport and cooling of the nanometric particles produce a weakly agglomerated powder.

     The Company holds two patents relating to its PVS process which expire in 2013; one covers the process itself, while the other covers the apparatus used in the process. The Company's plasma reactor embodies proprietary features that enable the production of high-quality materials at high-volume and competitive cost. Nanophase utilizes its PVS process to exploit the relative advantages of physical versus chemical synthesis of nanocrystalline materials. These advantages include the production of nanocrystalline materials with particles that are nearly spherical, virtually free of chemical residue, uniformly small, not strongly agglomerated, and easily engineered.

     The Company believes that the PVS process is a superior commercial process in the degree of control that can be exercised over particle size and particle size distribution. By means of controlled and subtle modifications to the PVS process (e.g., the evaporation rate, the type or pressure of the gas, or how quickly the flow of gas carries the clusters to the collection vessel), the Company can control the size of a material's particles, thereby altering the traits of a substance. The Company is thus able to engineer and produce a wide range of materials and products without substantial process and product re-engineering.

     Surface Treatments and Dispersions (The DPE Process)

     Many of the applications that the Company is pursuing require further engineering of the particles produced in the PVS process in order to meet specific application requirements. To satisfy these requirements, the Company has developed a variety of surface-treatment technologies to stabilize, alter or enhance the performance of nanocrystalline particles, together with technologies to enable the particles to be dispersed in fluids or polymers. At the core of these surface-treatment and dispersion technologies, many of which are in the early stage of development or are constantly being refined, is Nanophase's proprietary DPE process, which enables Nanophase to completely surround each nanocrystalline particle with a durable coating. The Company has applied for a patent for its DPE process.

     The DPE process can coat the surface of each nanometer-sized particle produced by the PVS process with a proprietary polymer that is not removed by subsequent processing. Traditional coating technologies employ strand-like polymers that cannot completely cover the surfaces of nanometric particles. The Company's DPE process uses polymers that are shaped like hands. When the nanometer-sized particles are coated, the fingers of the hand collapse and completely encapsulate each particle with a thin polymeric shell. This shell also can be engineered to contain covalently bound spacer groups of controllable size that function to prevent particles from sticking to each other. The coatings enable the particles to be dispersed in a wide range of media, including water, cosmetic emollients, plastics and polymers, thus enabling these materials to be used in applications ranging from highly transparent sunscreens to dense opaque coatings.

     Net-Shaping

     Nanophase has developed a proprietary process whereby it net-shapes its nanocrystalline ceramic materials produced by the PVS process to rapidly fabricate precise, high-tolerance industrial ceramic parts without costly machining. This net-shaping technology was developed in collaboration with the Company's subcontractors, Lockheed Missiles & Space Co., Inc. ("LMSC") and Caterpillar, Inc., under an Advanced Technology Program ("ATP") contract funded by the U.S. Department of Commerce.

     The Nanophase technologies relevant to net-shaping involve (i) the production of nanocrystalline ceramic materials in commercial quantities, (ii) the consolidation of Nanophase's ceramic materials into dense nanocrystalline preforms without exaggerated particle growth, and (iii) net-shape forming of fully dense, precisely-shaped ceramic parts.

     The conventional fabrication of structural ceramics involves machining that uses diamond tools. This process is costly, time consuming and often produces highly stressed ceramic parts and components with structural flaws. Nanophase's process enables fabrication of ceramic parts and components using significantly lower temperatures and pressures than used by conventional fabrication methods (e.g.,1300-1500-C and 2000-4000 psi, as compared to up to 1700-C and 100,000 psi). This technology enables the Company to fabricate dimensionally precise ceramic components in a short period of time without costly machining. This rapid deformation processing is made possible by the consistent ultrafine particle size of the Company's nanocrystalline ceramic materials, the Company's ability to control the consolidation of such particles into preforms of high and uniform density, and the ability of the ultrafine particles to easily slide over one another in the forming process. The Company's net-shaping technology produces ceramic products with a variety of detailed shapes, high tolerances and smooth surface finishes that can be tailored to a customer's needs.

     Following the successful completion of the ATP program, the Company entered into a research, development and prototyping agreement with LMSC whereby the Company funds, on a month to month basis, LMSC to perform design, prototyping and research and development tasks related to net-shaping using technology developed during the ATP project. LMSC currently designs, engineers and fabricates prototypes to the Company's specifications for the Company's commercial projects. The Company and LMSC jointly own technology developed during the ATP project. New technology developed under the current arrangement between LMSC and the Company is wholly-owned by the Company and, under the terms of the arrangement, LMSC can use the newly developed technology only for its internal research. The Company has also recently entered into a collaborative relationship with a parts fabricator which has agreed to develop the capability to design, engineer and fabricate net-shaped ceramic parts and components for the Company using the Company's net-shaping technology and nanocrystalline materials.

     Other Technologies

     The Company constantly seeks to develop new technologies relating to nanocrystalline-based materials through ongoing research and development activities and collaborations with industrial, university and government research programs. For example, the Company is developing a new generation of metallic and ceramic precursors to be processed into nanocrystalline materials. Such activities are intended to enable the Company to develop new product applications and offer more materials with enhanced capabilities.

MARKETING

     The members of the Company's marketing department, which the Company intends to expand, have experience in each of the Company's targeted markets and are often teamed with the Company's scientists and researchers to demonstrate the advantages of the Company's materials and product applications to potential customers. The Company's scientists, engineers and marketing personnel attend and speak at advanced materials symposia, publish articles in scientific journals and participate in selected industry trade shows. In addition, the Company uses a web page on the Internet, advertisements in selected industry and trade journals, and specification sheets and corporate brochures.

     The Company also seeks to market its materials through distributors in certain application areas where the requirements for ongoing development and technical support by Nanophase are not substantial, or where the distributor has existing customer relationships, marketing or post-processing infrastructure, or companion products or services that may enable Nanophase to enter the market more quickly. For example, as part of its strategy to gain access to foreign markets, Nanophase has entered into a license agreement with CIK, a subsidiary of Itochu, formerly C. Itoh, which enables CIK to use certain of the Company's patented technologies to exclusively manufacture, use and sell Nanophase's nanocrystalline materials in broad-based industrial markets throughout various Asian countries for all applications except cosmetics, skin care and CMP. The fees received from CIK constituted approximately 43% of the Company's revenue in 1997. The agreement will, as of April 1, 1998, supersede an existing distribution agreement between the parties and is intended to enable Nanophase to quickly establish foothold positions in Asian markets by utilizing the technology and market-support capabilities of CIK. The agreement does not target specific materials or applications; however, CIK is pursuing high-volume industrial applications in electronics, industrial ceramics and catalysts. In order to maintain exclusivity under this agreement, CIK is required to (i) achieve 50% of the minimum annual sales obligations set forth in the agreement for 1999 and thereafter, which would approximate $3 million in 1999 and $5 million in each year thereafter; or (ii) pay the Company a minimum royalty of $300,000 for the applicable year. In the event CIK manufactures nanocrystalline materials using certain of the Company's patented technologies, CIK is required to pay the Company a royalty based on the net sales of all such nanocrystalline materials manufactured by CIK. If after 1998 CIK elects to manufacture such nanocrystalline materials in order to achieve the minimum annual sale obligations set forth in the agreement, it must pay a minimum royalty of $300,000 to the Company in any twelve-month period following such election. Any royalties received by the Company from CIK are subject to certain foreign withholding taxes. This agreement expires in 2013 but may be terminated (i) by the Company after 1998 if CIK fails to achieve 20% of the minimum annual sales obligations set forth in the agreement for a given year or (ii) by CIK after March 31, 2000 upon 90 days' prior notice. Upon expiration of the agreement, CIK will have the non-exclusive right to still use the patented technologies licensed by the Company to manufacture, use and sell Nanophase's nanocrystalline materials in various Asian countries as long as CIK pays the Company a royalty based on the net sales of such materials by CIK.

     Initially, to gain worldwide access to the cosmetics and skin-care market, the Company had entered into a global distribution agreement with Whittaker, Clark & Daniels, Inc. ("WCD"), a leading distributor of cosmetic and skin-care ingredients. In February 1998, the Company and WCD mutually agreed to end their distribution relationship. The Company may discuss distribution arrangements with other companies having access to the cosmetics and skin-care market or it may elect to sell directly to potential cosmetic and skin-care customers.

     Because virtually all of the product applications for the Company's materials are new and innovative, in order for the Company to penetrate its targeted markets, it must participate in a multi-step process that includes initial discussions of the product application which highlight the advantages of the Company's nanocrystalline materials, proof of concept, proof of feasibility within the specific application, and evaluations of cost and manufacturability. Completion of this evaluation process usually takes at least 18 months, and may take several years.

RESEARCH AND DEVELOPMENT

     The near-term objective of the Company's research and process-development activities is to develop and consistently produce sufficient commercial quantities of application-specific nanocrystalline materials to meet the Company's near-term requirements. Although the Company has de-emphasized the pursuit of revenue from government research contracts, a key component of the Company's long-term research and development strategy is to identify and develop relationships with leading industrial, university and government research programs across the United States and internationally to leverage the Company's technological and scientific capabilities. The Company believes that these research relationships may provide accelerated introduction of new technologies into its product applications, early indications of new technology developments that could enhance or compete with the Company's nanocrystalline materials, and high-value improvements in its current key technologies. The Company will also continue its efforts to attract and retain top scientists and engineers, which management believes will enable the Company to maintain a long-term leadership position in the nanocrystalline materials field.

     The Company's total research and development expenses during the years ended December 31, 1997, 1996 and 1995 were $990,331, $677,284 and $485,059, respectively. The future success of the Company will depend in large part upon its ability to keep pace with evolving advanced materials technologies and industry standards, and there can be no assurance it will be able to do so. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The objective of Nanophase's intellectual property activities is to implement ongoing strategies that maximize and protect the proprietary rights of the Company. These strategies encompass (i) obtaining patents and trademarks based on Nanophase inventions and products, and (ii) licensing third-party patents to expand the Company's technology base and prevent Nanophase from being blocked should future developments require use of technology covered by those patents. To date, the Company has not been required to license technologies or design around other parties' patents in order to avoid claims of patent infringement.

     Nanophase currently owns or licenses an aggregate of 17 United States patents and patent applications: two issued patents owned directly by Nanophase; four pending patent applications owned directly by Nanophase; and eleven patents licensed from third parties.

     Two United States patents have been issued to Nanophase: one covering its PVS process for the synthesis of nanocrystalline materials, and the other covering the related apparatus. The patents expire in July 2013. Additional United States patent applications filed by the Company include applications relating to nanocrystalline materials, plasma sensors and the coating of metal oxides. Foreign patent applications owned directly by Nanophase are pending in Australia, Europe and Japan for the PVS process and apparatus. An international patent application owned by the Company for the coating of ceramic powders is also pending under the Patent Cooperation Treaty, with Australia, Canada, Europe and Japan designated for the national phase of the application.

     The Company holds the following licenses of United States patents: an exclusive worldwide license of two patents owned by ARCH Development Corporation which embody a laboratory-scale method and apparatus for making nanocrystalline materials; a non-exclusive license from the Japan Science and Technology Corporation (formerly Research Development Corporation of Japan) of four patents which embody early laboratory-scale work in the physical synthesis of nanocrystalline materials; a non-exclusive license of two patents owned by Hitachi, Ltd. which are related to the synthesis of nanocrystalline materials; and a remainder-exclusive license of three patents held by Cornell University relating to a laboratory-scale process for net-shaping of a limited range of materials. Other than the license from the Japan Science and Technology Corporation, which remains in force until May 2006 and is extendable upon further agreement, each of the licenses lasts for the life of their respective patents. Under each of the licenses, the Company is obligated to pay the licensor royalties equal to a percentage of net sales of products, which embody the licensed technology, and related taxes on any such royalty fees paid to foreign licensors.

     The Company requires its employees, consultants, outside scientific collaborators and other advisors to execute confidentiality and proprietary rights agreements upon the commencement of employment or consulting relationships with the Company. These agreements generally provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company will be kept confidential and will not be disclosed to third parties except in specific circumstances. In the case of research employees, the agreements also provide that all inventions made by the individual shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or patent rights or will provide the Company with adequate remedies in the event of unauthorized use or disclosure of such information. In addition, because none of the Company's employees have entered into non-competition agreements with the Company, they may become competitors of the Company upon termination of employment.

COMPETITION

     Within each of its targeted markets and product applications, Nanophase faces current and potential competition from numerous chemical companies, as well as the in-house capabilities of several of its current and potential customers. For example, with regard to semiconductor wafer polishing, Cabot Corporation, Rodel Incorporated, Fujimi Corporation (of Japan) and Solution Technology Incorporated, all market polishing slurries for CMP. In addition, Cabot Corporation, Baikowski International Corporation and Norton Company (a unit of Compagnie De Saint-Gobain) all manufacture their own ultrafine alumina. In the cosmetics and skin-care market, various companies manufacture their own sub-micron titania (Tioxide Specialties Limited, Tayca Corporation (of Japan), Ishihara Sangyo Kaisha, Ltd., Kemira Oy, Degussa AG and DuPont), iron oxide (Sun Chemical Corporation, Harcros Pigments Incorporated) and zinc oxide (Zinc Corporation of America) by chemical or other means. In structural ceramics, the Company competes against manufacturers of ceramic composites who machine such composites for specific product applications. In the catalysts market, the Company faces competition from companies that chemically deposit metal oxides onto substrates. Although Nanophase believes that its materials and technologies are superior to the competitive materials and technologies that are utilized by these companies, such companies represent significant competitive risks to Nanophase because they have substantially greater financial and technical resources, larger research and development staffs, and greater manufacturing and marketing capabilities than the Company.

     The Company also faces potential competition from Vacuum Metallurgical Co., Ltd. of Japan ("Vacuum Metallurgical"), which manufactures nanocrystalline materials and equipment. Currently, the Company does not compete with Vacuum Metallurgical, but there can be no assurance that Vacuum Metallurgical will not develop products or manufacturing capabilities to compete with the Company in the future. Potential competitive risks are also represented by numerous small development companies engaged in the development of nanocrystalline materials, such as Plasma Quench Technologies, Inc. and Nanopowder Enterprises, Inc. Most of these companies are associated with university or national laboratories and use chemical and physical methods to produce nanocrystalline materials. Nanophase believes that most of such companies are engaged primarily in funded research, and is not aware of any such company with commercial production capability. However, there can be no assurance that such companies will not represent significant competitive risks in the future.

GOVERNMENTAL REGULATIONS

     The Company's Chicago facility, which houses its coating operations, is a "small quantity generator" of hazardous materials, including ethanol, under the Federal Resource Conservation and Recovery Act and, as a result, is subject to stringent federal, state and local regulations governing the handling, storage and disposal of such materials. To date, the Company has not been required to make substantial expenditures for preventive or remedial action with respect to the hazardous materials it uses. The manufacture and use of certain of the products that contain the Company's nanocrystalline materials are also subject to governmental regulation. As a result, the Company is required to adhere to the current Good Manufacturing Practices ("cGMP") requirements of the U.S. Food and Drug Administration ("FDA") and similar regulations in other countries which include testing, control and documentation requirements enforced by periodic inspections.

     In addition, both of the Company's facilities and all of its operations are subject to the plant and laboratory safety requirements of various occupational safety and health laws. To date, those regulations have not materially restricted or impeded the Company's operations.

EMPLOYEES

     On March 15, 1998, the Company had a total of 49 full-time employees, 12 of whom hold advanced degrees. Of the full-time employees, 8 are engaged in research, development and engineering, 22 are engaged in manufacturing, 4 are engaged in quality control, 7 are engaged in marketing and sales, and 8 are engaged in general management, finance and administration. The Company also currently engages two scientists as consultants on a regular basis, one of whom is Dr. Richard W. Siegel, a co-founder and director of the Company. The Company is not subject to any collective bargaining agreements and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

     Nanophase operates a 20,000 square-foot production and research facility in Burr Ridge, Illinois, a suburb of Chicago, which also serves as the Company's administrative headquarters. The Company also operates a smaller facility in Chicago, Illinois, for coating nanocrystalline materials using its DPE process and leases offsite warehouse space to store its materials. The Company believes its Burr Ridge facility is the first in the world that is dedicated to the commercial-scale development and production of physically synthesized nanocrystalline materials. The Company's operations in Burr Ridge are registered under ISO 9001 standards, and the Company believes its manufacturing operations are in compliance with the cGMP requirements of the FDA.

     As of December 31, 1997, 19 PVS plasma reactors were operational and were capable of producing various nanocrystalline materials at the Burr Ridge facility. The throughput of each reactor depends on many factors, including the mix of products produced, the commencement, expiration or termination of development programs, the status of tests and evaluations of samples and prototypes and production yields.

     Each PVS plasma reactor is comprised of modular equipment, which is designed and assembled to the Company's proprietary specifications. These modular reactors provide flexibility in the expansion of the Company's manufacturing capability. The Company is currently completing the build-out of its Burr Ridge facility and expects to have 23 PVS reactors available for production in the second quarter of 1998. In addition, the Company expects to increase the throughput per reactor as it increases the efficiency and yields of its PVS process and decreases the amount of downtime for each reactor. The Company believes that additional manufacturing capacity will not be required until 1999. Also operational within the Burr Ridge facility is a quality control laboratory designed for the dual purpose of validating operations to cGMP and ISO standards, and production process control. This laboratory is equipped to handle all routine analytical and in-process techniques that are currently required by the Company. In addition, capability for specialized analytical and physical measurements currently is available at Argonne upon terms, which the Company believes are reasonable and adequate. The Company leases its Burr Ridge facility pursuant to an agreement, which expires in September 1999. The Company has options to extend the lease for up to five additional years.

     Based on the Company's current product mix, the Company's coating facility has the capacity to coat those nanocrystalline materials which it desires to coat. The Company believes that its coating capacity is adequate to support the Company's anticipated 1998 production plans. The Company subleases its Chicago facility pursuant to a one-year agreement, which automatically renews unless terminated by either party upon proper notice.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any litigation and is not aware of any pending or threatened litigation against the Company that could have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1997, the following matters were submitted to a vote of security holders by written consent dated as of November 7, 1997.

          a. The stockholders voted in favor of the Plan and Agreement of Merger by and between the Company and its Illinois predecessor pursuant to which the Company was reincorporated in Delaware. Of the 8,277,467 shares of voting stock then outstanding (on a post-split basis, which split was consummated immediately prior to the Offering), 5,733,058 shares voted for the proposal. The remaining votes were not solicited.

          b. The stockholders also voted in favor of the first amendment to the Nanophase Technologies Corporation Amended and Restated 1992 Stock Option Plan. Of the 8,277,467 shares of voting stock then outstanding (on a post-split basis, which split was consummated immediately prior to the Offering) 5,733,058 shares voted for the proposal. The remaining votes were not solicited.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, $.01 par value per share (the "Common Stock"), is traded on the Nasdaq National Market under the symbol NANX. Such trading began on November 26, 1997 in connection with the Company's initial public offering of Common Stock (the "Offering"). The following table sets forth for the period indicated the range of high and low closing sale prices for the Common Stock on the Nasdaq National Market:

                                                               HIGH      LOW
                                                               ----      ---
Fiscal year ending December 31, 1997:
  Fourth Quarter (beginning November 26, 1997)..............  $14.125   $7.50

     On March 27, 1998, the last reported sale price of the Common Stock was $5.5625, and there were approximately 247 holders of record of the Common Stock.

     The Company has never declared or paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends or other distributions on its Common Stock in the foreseeable future, but intends instead to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's financial condition, results of operation, capital requirements and such other factors deemed relevant by the Board of Directors.

     In June 1997, the Company privately issued 421,992 shares of Series F Convertible Preferred Stock (the "Series F Preferred") at $5.181 per share to 39 investors, which included various individuals, trusts, partnerships and retirement plans, in exchange for cash in the aggregate amount of $2,186,487. In August 1997, the Company privately issued 183,468 shares of Series F Preferred at $5.181 per share to 10 investors, which included various individuals, trusts, partnerships and retirement plans, in exchange for cash in the aggregate amount of $950,613. In September 1997, the Company privately issued 142,629 shares of Series F Preferred at $5.181 per share to 15 investors, which included employees of Donaldson Lufkin & Jenrette Securities Corporation ("DLJ"), various other individuals and a trust, in exchange for cash in the aggregate amount of $739,008. Each share of Series F Preferred was automatically converted into one share of Common Stock upon consummation of the Offering in December 1997.

     The sales of shares of Series F Preferred were made in reliance on the exemption from registration with the Securities and Exchange Commission (the "Commission") pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and/or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering, in that the transactions involved the issuance and sale by the Company of its securities to financially sophisticated institutions or persons who represented that they were aware of the Company's activities as well as its business and financial condition, and who took such securities for investment purposes and understood the ramifications of the same. Each security holder represented that they acquired such securities for investment for their own account and not for distribution. All certificates representing the Series F Preferred, as well as the Common Stock issued upon conversion of the Series F Preferred, issued pursuant to these transactions were legended.

     On November 26, 1997, the Company's Registration Statement on Form S-1 (File No. 333-36937) (the "Registration Statement") relating to the Offering was declared effective by the Commission. The Registration Statement registered an amount of Common Stock having an aggregate offering price of $46,000,000. The Offering was consummated on December 2, 1997 and the Company issued 4,000,000 shares of Common Stock at $8.00 per share (for an aggregate offering amount of $32,000,000). The managing underwriters of the Offering were DLJ, Furman Selz LLC and CIBC Oppenheimer Corp. In connection with the Offering, the Company paid underwriting discounts and commissions of $2,240,000 and $922,064 of other expenses. Of such expenses, $100,000 was paid to Cross Technologies, Inc., of which Robert W. Cross is chief executive officer and sole employee, as a consulting bonus in connection with Mr. Cross' efforts in helping the Company consummate the Offering. Mr. Cross is chief executive officer, president and a director of the Company. Otherwise, none of such expenses were paid to directors, officers, 10% stockholders or affiliates of the

Company. After deducting such total expenses of $3,162,064, the Company's net proceeds from the Offering were $28,837,936. Pending its use of the net proceeds, the Company has invested the net proceeds in short-term, investment grade, interest-bearing obligations.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data is qualified by reference to, and should be read in conjunction with, the financial statements and related notes thereto appearing elsewhere in this Form 10-K and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data set forth below as of, and for, each of the years in the five-year period ended December 31, 1997 have been derived from the audited financial statements of the Company.

                                                         YEARS ENDED DECEMBER 31,
                                   ---------------------------------------------------------------------
                                     1993          1994           1995           1996           1997
                                     ----          ----           ----           ----           ----
STATEMENT OF OPERATIONS DATA:
Commercial revenue...............  $  25,265    $    31,144    $    93,591    $   485,036    $ 3,723,492
Government research contracts....         --         64,015         27,995        110,770             --
                                   ---------    -----------    -----------    -----------    -----------
Total revenue....................     25,265         95,159        121,586        595,806      3,723,492
Cost of revenue..................     61,978        164,746        532,124      4,019,484      3,935,766
Research and development
  expense........................    143,362        456,162        485,059        677,284        990,331
Selling, general and
  administrative expense.........    556,616        799,558      1,150,853      1,661,504      2,074,728
                                   ---------    -----------    -----------    -----------    -----------
Total operating expense..........    761,956      1,420,466      2,168,036      6,358,272      7,000,825
                                   ---------    -----------    -----------    -----------    -----------
Operating expense in excess of
  revenue........................   (736,691)    (1,325,307)    (2,046,450)    (5,762,466)    (3,277,333)
Other income, net................      7,022         37,535         86,576        184,778        204,863
                                   ---------    -----------    -----------    -----------    -----------
Net loss.........................  $(729,669)   $(1,287,772)   $(1,959,874)   $(5,577,688)   $(3,072,470)
                                   =========    ===========    ===========    ===========    ===========
Pro forma net loss per
  share(1).......................                                                            $     (0.37)
                                                                                             ===========
Shares used in computing the pro
  forma net loss per share(1)....                                                              8,208,306

                                                        YEARS ENDED DECEMBER 31,
                                  ---------------------------------------------------------------------
                                    1993          1994           1995           1996           1997
                                    ----          ----           ----           ----           ----
BALANCE SHEET DATA:
Cash and cash equivalents.......  $ 225,230    $    18,462    $   261,902    $   617,204    $ 3,988,368
Working capital.................    225,988      2,226,184      2,451,627      3,070,789     32,038,915
Total assets....................    406,238      2,568,691      3,741,128      5,539,634     36,196,569
Total stockholders' equity......    348,434      2,456,516      3,506,050      5,110,450     34,651,334

-------------------------
(1) Does not include as of December 31, 1997 the anti-dilutive effect of (i) 662,287 shares of Common Stock issuable upon the exercise of outstanding warrants at an exercise price of $1.123 per share, (ii) 1,438,989 shares of Common Stock issuable upon the exercise of outstanding options at a weighted average exercise price of $2.471 per share and (iii) 1,275,618 shares of Common Stock reserved for issuance upon the exercise of options that may be granted in the future under the Stock Option Plan.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Item 6. Selected Financial Data" and financial statements and related notes thereto appearing elsewhere in this Form 10-K. When used in the following discussions, the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and contingencies that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. See "-- Risk Factors."

OVERVIEW

     From its inception in November 1989 through December 31, 1996, Nanophase was in the development stage. During that period, the Company primarily focused on the development of its manufacturing processes in order to transition from laboratory-scale to commercial-scale production. As a result, the Company developed an operating capacity to produce significant quantities of its nanocrystalline materials for commercial sale. The Company was also engaged in the development of commercial applications and formulations and the recruiting of marketing, technical and administrative personnel. From inception through December 31, 1997, the Company was primarily capitalized through the private offering of approximately $19,558,069 of equity securities and its initial public offering of $28,837,936 of Common Stock, each net of issuance costs.

     Through 1995, the majority of the Company's revenues resulted from government contracts to perform research and development activities. During that period, the Company also entered into cost-sharing agreements with the U.S. government and offset amounts received against the related costs. During 1996, the Company began emerging from the development stage and significantly increased its commercial revenue. Commercial revenue is recorded when the Company ships products, when specific milestones are met regarding development arrangements or when the Company licenses its technology and transfers proprietary information. Cost of revenue generally includes costs associated with commercial production, customer development agreements and licensing arrangements, and net costs of material production and development related to government research contracts. In 1996, the Company also began to scale-up operations in its Burr Ridge manufacturing facility. The Company incurred substantial operating expenses as a result of certain one-time costs associated with the scale-up of operations. In 1997, the Company incurred additional one-time costs as it began the completion of its build-out of the Burr Ridge facility.

     Since January 1, 1997, the Company has been engaged in commercial production and sales of its nanocrystalline materials, and the Company no longer considers itself in the development stage.

RESULTS OF OPERATIONS

     Years Ended December 31, 1997 and 1996

     Total revenue increased to $3,723,492 in 1997, compared to $595,806 in 1996. Commercial revenue increased to $3,723,492 in 1997, compared to $485,036 in 1996. This increase in commercial revenue was due primarily to a one-time technology transfer fee of $1,400,000 from CIK for a license to use certain patented technology to exclusively manufacture, use and sell the Company's nanocrystalline materials in Asia, a product development fee of $775,000 from Moyco, a one-time fee of $160,000 from CIK for training in the operation of a PVS reactor, and increased customer development agreements and product sales. Commercial revenue for the year ended December 31, 1997 was primarily generated from sales of the Company's products to, product development agreements with, and licensing fees paid by, customers in the electronics and structural ceramics and composites markets. In particular, sales to, and fees from, Moyco and fees from CIK constituted approximately 42% and 43%, respectively, of the Company's revenue in 1997. Revenue from governmental research contracts decreased to zero for the year ended December 31, 1997, compared to $110,770 for the same period in 1996, because the Company did not pursue any further U.S. government contracts for the year. See "Item 1. Business -- Customers and Applications -- Electronics -- Semiconductor Polishing" and "-- Marketing."

     Cost of revenue decreased to $3,935,766 in 1997, compared to $4,019,484 in 1996. This decrease in cost of revenue was generally attributed to increased efficiencies in the manufacture of the Company's products and the reduced cost of product development activities. Cost of revenue as a percentage of total revenue decreased significantly for the year ended December 31, 1997, compared to the same period in 1996 because of the increased efficiencies in the Company's manufacturing processes, minimal costs associated with the one-time technology transfer fee from CIK and the product development fee from Moyco, and increased production volumes.

     Research and development expense primarily consists of costs associated with the Company's development or acquisition of new product applications and coating formulations and the cost of enhancing the Company's manufacturing processes. Research and development expense increased to $990,331 in 1997, compared to $677,284 in 1996. The increase in research and development expense is attributable primarily to the acquisition of certain knowledge and technology from Moyco for a one-time fee of $223,000, increased costs of developing new coating formulations and product applications, and ongoing experimentation expenses associated with technological enhancements and product improvements. The Company expects to increase its research and development expense in 1998 in connection with its plans to continue to enhance and expand its product lines and manufacturing processes.

     Selling, general and administrative expense increased to $2,074,728 for the year ended December 31, 1997, compared to $1,661,504 for the same period in 1996. This increase is attributable primarily to the expensing of certain one-time costs aggregating $375,103 related to a proposed public offering withdrawn in May 1997 and certain one-time costs associated with the Company's Asian distribution agreement with CIK. These one-time costs were offset by decreases in selling and general expenses. The Company expects its selling, general and administrative expense to increase in 1998 due to the hiring of additional marketing, sales and administrative personnel.

     Interest income increased to $204,863 in 1997, compared to $184,778 in 1996. This increase is primarily due to the investment of net proceeds from its sale of equity securities pending use of such proceeds for operations and expansion.

     Years Ended December 31, 1996 and 1995

     Total revenue increased to $595,806 in 1996, compared to $121,586 in 1995. Commercial revenue increased to $485,036 in 1996, compared to $93,591 in 1995. This increase in commercial revenue was due primarily to increased commercial acceptance and availability of the Company's products. Revenue from government research contracts increased to $110,770 in 1996, compared to $27,995 in 1995, as the Company completed certain development agreements with U.S. governmental agencies.

     Cost of revenue increased to $4,019,484 in 1996, compared to $532,124 in 1995. The increase in cost of revenue for 1996 was generally a result of the scale-up of the Company's operations in anticipation of increased commercial sales and development. Specifically, the Company increased expenditures relating to product and process improvement activities. The Company also incurred one-time costs in connection with the establishment of its Chicago coating facility, extensive product development activities, the scale-up of manufacturing operations, and the certification of its Burr Ridge facility under ISO standards.

     Research and development expense increased to $677,284 in 1996, compared to $485,059 in 1995. The increase in research and development expense was attributable primarily to the hiring of additional research and development personnel, costs associated with the development and evaluation of new product applications, and increased purchases and use of research supplies.

     Selling, general and administrative expense increased to $1,661,504 in 1996, compared to $1,150,853 in 1995. This increase was attributable primarily to the hiring of additional marketing and administrative personnel, an increase in selling expenses, and the increase in costs associated with the establishment of the Company's corporate headquarters.

     Interest income was $184,778 in 1996, compared to $86,576 in 1995. The increase resulted from the Company's investment of net proceeds from its sales of equity securities pending use of such proceeds for the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and investments were $30,873,220 at December 31, 1997, compared to $2,614,992 at December 31, 1996 and $2,483,303 at
December 31, 1995. The Company's net cash used in operating activities was $3,387,367, $5,795,858 and $1,860,353 for the years ended December 31, 1997,
1996 and 1995, respectively. The net cash used in operating activities for the year ended December 31, 1997 was primarily for the further expansion of the production infrastructure to support anticipated growth, the further development of products, the funding of research and development activities, and the funding of trade accounts receivable and inventory levels, which was offset by an increase in accounts payable and accrued liabilities. Net cash used in investing activities, including capital expenditures and purchases and sales of securities in which cash is invested pending its use for the Company's operations, amounted to $25,854,823, $951,806 and $905,615 for the years ended December 31, 1997,
1996 and 1995, respectively. Capital expenditures amounted to $1,063,608, $1,173,437 and $937,956 for the years ended December 31, 1997, 1996 and 1995, respectively, and were primarily for leasehold improvements and equipment purchases. In December 1997, in connection with the Offering, the Company received aggregate proceeds, net of issuance costs, of approximately $28,837,936. In addition, proceeds provided by private placements of equity securities, net of issuance costs, was $3,770,543 during the year ended December 31, 1997, compared to $7,182,088 and $3,009,408 during the years ended December 31, 1996 and 1995, respectively.

     The Company believes that funds from operations and cash on hand, together with the net proceeds of its initial public offering consummated in December 1997, will be adequate to fund the Company's current operating plans for the foreseeable future. The Company expects capital expenditures of approximately $20 million over the next two years, which expenditures will be funded in part by the net proceeds from the Offering. The Company's actual future capital requirements will depend, however, on many factors, including continued progress in its research and development and product testing programs, the magnitude of these programs, the costs necessary to increase the Company's manufacturing capabilities and to market any resulting materials and product applications, and customer acceptance of the Company's current and potential materials and product applications. In addition, the Company could potentially be required to fund a rescission of shares of Series F Preferred. Depending on future requirements, the Company may seek additional funding through public or private financing, collaborative relationships, government contracts or licensing agreements. There can be no assurance that such additional financing will be available on acceptable terms or at all, and any such additional financing could be dilutive to the Company's stockholders. See "-- Risk Factors -- Risk of Rescission of Series F Offering."

     At December 31, 1997, the Company had a net operating loss carryforward of approximately $13.4 million for income tax purposes. Because the Company may have experienced "ownership changes" within the meaning of the U.S. Internal Revenue Code (the "Internal Revenue Code") related to the issuance of its various equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2012. As a result of the annual limitation, a portion of this carryforward may expire before ultimately becoming available to reduce income tax liabilities. As a result of various agreements with companies located in foreign countries, the Company may have generated foreign tax liabilities for which the Company would be entitled to an offsetting tax credit that could be used to reduce U.S. income taxes.

IMPACT OF YEAR 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company processes its transactions and applications utilizing personal computers. Based on a recent assessment, the Company determined that no significant modifications or replacements of its software or systems will be required to function properly with respect to dates in the year 2000 and thereafter. As of January 1, 1998, the Company will only acquire software and invest in systems which are compliant with the year 2000 conventions.

     To date, the Company does not have any direct interface between its systems and those of any significant supplier or customer. Although the Company recognizes that it is vulnerable to third parties that fail to remediate their own Year 2000 Issues, it does not believe that such failure would significantly affect its operations. However, there can be no guarantee that the systems of other companies on which the Company relies will be timely converted or that their failure to do so would not have an adverse effect on the Company's operations. The Company has determined it has no exposure to contingencies related to the Year 2000 Issue for the products it has previously sold.

QUARTERLY INFORMATION

     The following table presents selected unaudited quarterly results of the Company for each quarter of 1997. The financial data is derived from the unaudited quarterly financial statements of the Company which have been prepared by the Company on a basis consistent with the Company's audited financial statements included elsewhere in this Form 10-K and, in the opinion of management, include all adjustments, including normal recurring adjustments, that are necessary for a fair statement of the Company's results of operations for such periods. These operating results are not necessarily indicative of future performance.

                                                                        1997
                                               -------------------------------------------------------
                                                  FIRST         SECOND          THIRD         FOURTH
                                                 QUARTER        QUARTER        QUARTER       QUARTER
                                                 -------        -------        -------       -------
STATEMENT OF OPERATIONS DATA:
Commercial revenue.........................    $   429,464    $   603,003    $ 1,212,948    $1,478,077
Government research contracts..............             --             --             --            --
                                               -----------    -----------    -----------    ----------
Total revenue..............................        429,464        603,003      1,212,948     1,478,077
Cost of revenue............................     (1,102,877)    (1,059,204)    (1,159,207)     (614,478)
Research and development expense...........       (161,198)      (215,334)      (194,678)     (419,121)
Selling, general and administrative
  expense..................................       (425,497)      (765,995)      (523,233)     (360,003)
Interest income............................         21,917          9,830         25,645       147,471
                                               -----------    -----------    -----------    ----------
Net (loss)/income..........................    $(1,238,191)   $(1,427,700)   $  (638,525)   $  231,946
                                               ===========    ===========    ===========    ==========

RISK FACTORS

     Limited History of Commercial Sales; Uncertain Market Acceptance of the Company's Nanocrystalline Materials

     The Company was founded in November 1989 and through December 31, 1996 was engaged principally in research and development activities. While the Company recently commenced marketing certain nanocrystalline materials, it is in the early stage of commercialization and its potential product applications are in various stages of development or under evaluation. As a result, the Company's nanocrystalline materials have been sold only in limited quantities, generally for testing and evaluation purposes, and there can be no assurance that a significant market will develop for such materials. Because virtually all of the product applications for the Company's materials are new, in order to penetrate its targeted markets, the Company must participate in a multi-step process that includes initial discussions of the product application which highlight the advantages of the Company's nanocrystalline materials, proof of concept, proof of feasibility within the specific application, and evaluations of cost and manufacturability. Completion of this evaluation process usually takes at least 18 months, and may take several years. The Company's current and potential commercial customers establish demanding specifications for performance and reliability. Although the products incorporating the Company's nanocrystalline materials have passed certain product performance and reliability testing by certain current and potential customers, there can be no assurance that the Company's nanocrystalline materials will continue to pass such tests in the future, meet future customer performance standards, or offer sufficient price or performance advantages as required to achieve commercial success. The Company's failure to develop, manufacture and commercialize nanocrystalline materials on a timely and cost-effective basis or successfully complete its customers' multi-step evaluation processes would have a material adverse effect on the Company's business, results of operations and financial condition. Because the Company's materials are used as ingredients in, or components of, other companies' products, the inability of the Company's customers to achieve market acceptance with respect to end-users of their products or successfully to manufacture their products could also have a material adverse effect on the Company's business, results of operations and financial condition. See "Item 1. Business."

     Limited Operating History; History of Losses; Uncertainty of Future Profitability

     Substantially all of the Company's revenues through December 31, 1996 were derived from government research contracts, commercial development contracts and sales of nanocrystalline products for customer evaluation. The Company has only recently begun shipping significant amounts of its materials for commercial use and there can be no assurance that the Company's nanocrystalline materials will generate significant revenues from commercial applications. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. An investment in the Company must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development.

     The Company has incurred net losses in each year since its inception, and as of December 31, 1997, had an accumulated deficit of $13,744,671. The Company may continue to incur operating losses and there can be no assurance that the Company will become profitable. Commercial development of the Company's nanocrystalline materials will require the commitment of substantial resources to continuing research and development, establishment of additional commercial-scale manufacturing facilities, and further development of quality control, marketing, sales, service and administrative capabilities. The Company's ability to achieve profitability will depend on many factors, including the Company's ability to enter into collaborative customer relationships and the Company's ability, alone or with its customers, to develop, manufacture, introduce and market commercially acceptable products based on the Company's nanocrystalline materials and proprietary processes. There can be no assurance that significant quantities of the Company's nanocrystalline materials or their product applications will be manufactured, introduced or marketed successfully, or that the Company will ever achieve a profitable level of operations or, if profitability is achieved, that it can be sustained. See "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Dependence on a Limited Number of Key Customers

     A limited number of key customers have initially accounted for a substantial portion of the Company's commercial revenue. For example, sales to, and fees from, Moyco and fees from CIK constituted approximately 42% and 43%, respectively, of the Company's revenue in 1997. The Company's customers are significantly larger than, and are able to exert a high degree of influence over, the Company. The loss of one or more of the Company's customers or failure to attract new customers would have a material adverse effect on the Company's business, results of operations and financial condition. In December 1997, Nanophase entered into a seven-year supply agreement with EKC, a subsidiary of ChemFirst, a manufacturer of semiconductor polishing slurries, pursuant to which the Company will supply certain of its nanocrystalline materials and provide related research and customer and technical support to EKC. This agreement supersedes the Company's five-year requirements contract with Moyco and was entered into after Moyco sold its CMP intellectual property, technologies and certain other intangible assets to EKC in December 1997. Sales to EKC are currently expected to constitute a significant portion of the Company's revenues over the next several years. There can be no assurance, however, that EKC's purchase of the Company's materials will occur as expected or will not be for a lesser dollar amount or on a slower timetable as compared to that which the

Company previously expected from Moyco. See "Item 1. Business -- Customers and Applications -- Electronics -- Semiconductor Polishing."

     Reliance on Collaborative Development Relationships

     The Company has established, and will continue to pursue, collaborative relationships with a variety of corporate customers. Through such relationships, the Company seeks to develop applications for the Company's nanocrystalline materials, share development and manufacturing resources and coordinate the development, manufacturing, commercialization and marketing of nanocrystalline product applications. The Company's future success will depend, in part, on its continued relationships with these customers, its ability to enter into similar collaborative relationships, the commitment of the Company's customers to the potential product applications under development and, eventually, the customers' success in marketing, or willingness to purchase the Company's nanocrystalline materials for, such product applications. There can be no assurance that the Company's customers will not decide to manufacture jointly developed products internally, obtain them from alternative sources or no longer pursue their development. These customers may require the Company to share control of its development, manufacturing and marketing programs, limit its ability to license its technology to others, or restrict its ability to engage in certain product development, manufacturing and marketing activities. These relationships may also be subject to unilateral termination by the Company's customers. If the Company is unable to initiate or sustain such collaborative relationships, there can be no assurance that the Company will be able independently to develop, manufacture, market or sell its current and future nanocrystalline materials or their product applications. The failure of the Company to initiate or sustain such collaborative relationships would have a material adverse effect on the Company's business, results of operations and financial condition. See "Item 1. Business -- Customers and Applications."

     Limited Manufacturing Capacity and Experience

     The Company's success will depend, in part, on its ability to manufacture its nanocrystalline materials in significant quantities, with consistent quality, at acceptable cost and on a timely basis. The Company has limited experience in high-volume manufacturing, and may incur significant start-up costs and unforeseen expenses in connection with attempts to manufacture substantial quantities of nanocrystalline materials, and will need to increase the efficiency of its manufacturing operations significantly to reach its production goals. In addition, the Company will need to expand its current facilities or obtain additional facilities in the near future in order to manufacture substantial quantities of its products. No assurance can be given that the Company will be able to make the transition to high-volume production successfully. There can also be no assurance that the Company will be able to successfully develop its surface treatment and dispersion technologies so as to be able to coat significant quantities of its nanocrystalline materials with consistent quality, at acceptable cost and on a timely basis. The Company's primary operations, including research, engineering, manufacturing, marketing, distribution and general administration, are housed in a single facility in Burr Ridge, Illinois. Any material disruption in the Company's operations, whether due to fire, natural disaster, power loss or otherwise, could have a material adverse effect on the Company's business, results of operations and financial condition. While the Company maintains property and business interruption insurance, such insurance may not adequately compensate the Company for all losses that it may incur. See "Item 2. Properties."

     While most of the Company's product applications involve the Company producing materials which are to be used as ingredients in other companies' products, the Company's net-shaping applications require the Company to produce finished components. The Company currently is not capable of producing ceramic finished components in commercial volume and therefore has recently established an early-stage manufacturing arrangement with a third-party. The Company may also develop an in-house capability to fabricate net-shaped components or establish manufacturing arrangements with additional third parties. There can be no assurance that the Company will be able to successfully collaborate with others for the fabrication of net-shaped components or fabricate its net-shaped components internally, or that it will be able to enter into additional third-party arrangements on satisfactory terms. See "Item 1. Business -- The Company's Technologies -- Net-Shaping."

     Dependence on Patents and Protection of Proprietary Information

     The Company's success will depend, in part, on its ability to obtain patent protection for its nanocrystalline materials and processes, to preserve its trade secrets, and to operate without infringing the patent or other proprietary rights of others and without breaching or otherwise losing rights in the technology licenses upon which any of the Company's products are based. The Company has been granted two United States patents which expire in July 2013, has filed four applications for other United States patents and licenses eleven patents held by others, which licenses generally last the life of their respective patents. No assurance can be given that the patent applications filed by the Company will result in issued patents or that the scope and breadth of any claims allowed in any patents issued to the Company or its licensors will exclude competitors or provide competitive advantages to the Company. In addition, there can be no assurance that any patents issued to the Company or its licensors will be held valid if subsequently challenged or that others will not claim rights in the patents and other proprietary technology owned or licensed by the Company, or that others have not developed or will not develop similar products or technologies without violating any of the Company's proprietary rights. The Company's inability to obtain patent protection, preserve its trade secrets or operate without infringing the proprietary rights of others, as well as the Company's loss of any license to technology that it now has or acquires in the future, would have a material adverse effect on the Company's business, results of operations and financial condition.

     Patent applications in the United States are currently maintained in secrecy until patents issue, and patent applications in foreign countries are maintained in secrecy for a period of time after filing. Accordingly, publication of discoveries in the scientific literature or of patents themselves or laying open of patent applications in foreign countries tends to lag behind actual discoveries and filings of related patent applications. Due to this factor and the large number of patents and patent applications related to nanocrystalline materials, comprehensive patent searches and analysis associated with nanocrystalline materials are often impractical or not cost-effective. Therefore, there can be no assurance that the Company's patent and publication searches have been comprehensive, or that materials or processes used by the Company for its planned products do not or will not infringe upon existing technology described in United States patents or will not infringe upon claims of patent applications of others in the future. Because of the volume of patents issued and patent applications filed relating to nanocrystalline materials, there is a significant risk that current and potential competitors and other third parties have filed or will file patent applications for, or have obtained or will obtain patents or other proprietary rights relating to, materials or processes used or proposed to be used by the Company. In any such case, to avoid an infringement, the Company would have to either license such technology or design around any such patents. There can be no assurance that the Company will be able either to successfully design around these third-party patents or obtain licenses to such technology or that, if obtainable, such licenses would be available on terms acceptable to the Company.

     Litigation, which could result in substantial cost to, and diversion of effort by, the Company, may be necessary to enforce patents issued or licensed to the Company, to defend the Company against infringement claims made by others, or to determine the ownership, scope or validity of the proprietary rights of the Company and others. An adverse outcome in any such litigation could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties, and/or require the Company to cease using certain technology, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may also become involved in interference proceedings declared by the United States Patent and Trademark Office ("PTO") in connection with one or more of the Company's owned or licensed patents or patent applications to determine priority of invention. Any such proceeding could result in substantial cost to the Company, as well as a possible adverse decision as to priority of invention of the patent or patent application involved. In addition, the Company may become involved in reissue or reexamination proceedings in the PTO in connection with the scope or validity of the Company's owned or licensed patents. Any such proceeding could have a material adverse effect on the Company's business, results of operations and financial condition, and an adverse outcome in such proceeding could result in a reduction of the scope of the claims of any such patents or such patents being declared invalid. In addition, from time to time, to protect its competitive position, the Company may initiate reexamination proceedings in the PTO with respect to patents owned by others. Such proceedings could result in substantial cost to, and diversion of effort by, the Company, and an adverse decision in such proceedings could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company also relies on trade secrets and proprietary know-how in the conduct of its business and uses employee and third-party confidentiality and non-disclosure agreements to protect such trade secrets and know-how. There can be no assurance that the obligation to maintain the confidentiality of such trade secrets or proprietary information will not wrongfully be breached by employees, consultants, advisors or others, that the Company will have adequate remedies for any breach, or that the Company's trade secrets or proprietary know-how will not otherwise become known or be independently developed or discovered by third parties. In addition, because the Company's employees have not entered into noncompetition agreements with the Company, they may become competitors of the Company upon termination of employment. See "Item 1. Business -- Intellectual Property and Proprietary Rights."

     Rapid Technological Change

     Rapid changes have occurred, and are likely to continue to occur, in the development of advanced materials and processes. The future success of the Company will depend, in large part, upon its ability to keep pace with advanced materials technologies, industry standards and market trends and to develop and introduce new and improved products on a timely basis. The Company will require substantial resources to expand its commercial manufacturing capacity, further develop its technologies and develop and introduce innovative product applications. There can be no assurance that the Company's development efforts will not be rendered obsolete by the research efforts and technological advances of others or that other advanced materials will not prove more advantageous than those produced by the Company.

     Limited Marketing Experience; Distribution Agreements

     The Company has limited experience marketing and selling its products. To market its nanocrystalline materials directly, the Company will be required to develop a marketing and sales force that can effectively demonstrate the advantages of its nanocrystalline product applications compared to competitive products containing conventional or advanced materials. The Company currently has arrangements for distribution of certain of its nanocrystalline materials and expects to enter into additional distribution or other arrangements with third parties regarding the commercialization or marketing of its materials. The Company's future success will depend in part on its continued relationships with distributors, its ability to enter into additional distribution arrangements, the continuing interest of the Company's distributors in current and potential product applications and, eventually, the distributors' success in marketing, or willingness to purchase, any of the Company's nanocrystalline materials. There can be no assurance that the Company will be successful in its marketing efforts, that it will be able to establish adequate sales and distribution capabilities, that it will be able to enter into or maintain marketing and distribution arrangements with third parties on financially acceptable terms, or that any third parties with whom it enters into such arrangements will be successful in marketing the Company's products. In February 1998, the Company and WCD mutually agreed to end their cosmetics and skin-care ingredients distribution relationship. While the Company expects to either discuss distribution arrangements with other companies having access to the cosmetics and skin-care market or sell directly to potential cosmetic and skin-care customers, there can be no assurance that the Company will be able to maintain significant worldwide access to such market. See "Item 1. Business -- Customers and Applications" and "--Marketing."

     International Sales

     For the year ended December 31, 1997, 46% of the Company's total revenues were derived from product sales and development agreements with international customers, and the Company expects that it will continue to derive a substantial percentage of revenues from international customers in the future. There can be no assurance that the Company will be able successfully to market, sell and deliver its nanocrystalline materials in international markets. In addition, there are certain risks inherent in conducting international business, including exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, political instability, foreign withholding taxes relating to royalties, difficulties in complying with a variety of foreign laws and unexpected changes in regulatory requirements. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's business, results of operations and financial condition. In particular, the Company has a license agreement with CIK for the distribution of its materials throughout various Asian countries. There can be no assurance that the recent economic uncertainties in Korea and other Asian markets will not continue and have a material adverse effect on the Company's sale of its materials in such markets. See "Item 1. Business -- Marketing."

     Competition

     The advanced materials industry is highly competitive. The market for materials having the characteristics and potential uses of the Company's nanocrystalline materials is the subject of intensive research and development efforts by both governmental entities and private enterprises around the world. The Company believes that the level of competition will increase further as more product applications with significant commercial potential are developed. The nanocrystalline product applications being developed by the Company will compete directly with products incorporating conventional and advanced materials and technologies. While the Company is not currently aware of the existence of commercially available competitive products with the same attributes as those offered by the Company, there can be no assurance that such competitive products will not be introduced by third parties, or that competing materials based on different or new technologies may not become commercially available. There can be no assurance that the Company's competitors will not succeed in developing or marketing materials, technologies and products that exhibit superior performance, are more commercially desirable or are more cost effective than those developed or marketed by the Company. In addition, many potential competitors of the Company have substantially greater financial and technical resources, larger research and development staffs, and greater manufacturing and marketing capabilities than the Company. Failure of the Company's current and potential nanocrystalline product applications to improve performance sufficiently at an acceptable price, achieve commercial acceptance or otherwise compete with conventional materials would have a material adverse effect on the Company's business, results of operations and financial condition. See "Item 1. Business -- Competition."

     Future Capital Needs

     The Company believes that its future capital requirements will depend, on many factors, including continued progress in its research and development and product testing programs, the magnitude of these programs, the costs necessary to increase the Company's manufacturing capabilities and to market any resulting materials and product applications, and customer acceptance of the Company's current and potential materials and product applications. Additional factors that may affect the Company's future capital requirements are the costs involved in preparing, filing, prosecuting, maintaining and enforcing patents and other proprietary rights or in obtaining licenses, the ability of the Company to establish collaborative relationships, and the amount and timing of future revenues. Depending on its requirements, the Company may seek additional funding through public or private financing, collaborative relationships, government contracts or licensing agreements. There can be no assurance that such additional financing will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms, the Company may be required to delay, scale-back or eliminate manufacturing and marketing of one or more of its materials or product applications or research and development programs, or to obtain funds through arrangements with customers or others that may require the Company to relinquish rights to certain of its technologies or nanocrystalline materials that the Company would not otherwise relinquish. Inadequate funding also could impair the Company's ability to compete in the marketplace. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Dependence on Key Personnel

     The Company's success will depend, in large part, upon its ability to attract and retain highly qualified research and development, management, manufacturing and marketing and sales personnel. Due to the specialized nature of the Company's business, it may be difficult to locate and hire qualified personnel, and to retain such personnel once hired. The loss of the services of any of the Company's executive officers or other key personnel, or the failure of the Company to attract and retain other skilled and experienced personnel on acceptable terms, could have a material adverse effect on the Company's business, results of operations and financial condition. The Company does not have "key-man" life insurance policies covering any of its executive officers or other key employees.

     Product Liability Risks

     The Company may be subject to product liability claims in the event that any of its nanocrystalline product applications are alleged to be defective or cause harmful effects. Because the Company's nanocrystalline materials are used as ingredients in, or components of, other companies' products, to the extent certain of the Company's customers become subject to claims, suits or complaints relating to their products, such as cosmetic and skin-care products, there can be no assurance that such claims will not be asserted against the Company. The Company currently maintains separate insurance coverage in the amount of $1 million for product liability claims. The cost of defending or settling product liability claims may be substantial and there can be no assurance that the Company could do so on acceptable terms or that such claims, if successful or settled, would not have a material adverse effect on the Company's business, results of operations and financial condition.

     Possible Volatility of Common Stock Price

     The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of any particular company. In particular, there has been significant volatility in the market price of securities of technology companies, particularly those that, like the Company, are still primarily engaged in product development activities. Factors such as announcements of technology innovations and new product applications by the Company or its competitors, disputes relating to patents and proprietary rights, changes in financial estimates by securities analysts, failure to meet earnings expectations of the market or of analysts, general market conditions and fluctuations in quarterly operating results may have a significant impact on the market price of the Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Any such litigation initiated against the Company could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, results of operations and financial condition.

     Governmental Regulations

     The Company's coating facility, which is located in Chicago, is a "small quantity generator" of hazardous materials, including ethanol, under the Federal Resource Conservation and Recovery Act and, as a result, is subject to stringent federal, state and local regulations governing the handling, storage and disposal of such materials. It is possible that current or future laws and regulations could require the Company to make substantial expenditures for preventive or remedial action, reduction of chemical exposure or waste treatment or disposal. There can be no assurance that the Company's operations, business or assets will not be materially and adversely affected by the interpretation and enforcement of current or future environmental laws and regulations. The Company believes it has complied in all material respects with regard to environmental regulations applicable to it and does not anticipate generating substantially increased amounts of such materials. In addition, although management believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the Company's coating operations do pose a risk of accidental contamination or injury. To date, the Company has not been required to make substantial expenditures for preventive or remedial action with respect to the hazardous materials it generates. The damages in the event of an accident or the costs of such preventive or remedial actions could exceed the Company's resources or otherwise have a material adverse effect on the Company's business, results of operations and financial condition.

     In addition, both of the Company's facilities and all of its operations are subject to the plant and laboratory safety requirements of various occupational safety and health laws. The Company believes it has complied in all material respects with regard to governmental regulations applicable to it. There can be no assurance, however, that the Company will continue to comply with applicable government regulations or that such regulations will not materially restrict or impede the Company's operations in the future.

     The manufacture and use of certain products which contain the Company's nanocrystalline materials are subject to governmental regulation. As a result, the Company is required to adhere to the cGMP requirements of the FDA and similar regulations in other countries which include testing, control and documentation requirements enforced by periodic inspections. Such regulations can increase the Company's cost of doing business and/or render certain potential markets prohibitively expensive. See "Item 1. Business -- Governmental Regulations."

     Quarterly Fluctuations in Operating Results

     The Company has experienced, and expects to continue to experience, quarterly fluctuations in its results of operations as a result of a variety of factors, including the timing and amount of expenses associated with expansion of the Company's operations, the timing of collaborative relationships with, and performance of, customers, the timing of new product application offerings, changes in the Company's revenue mix among its product application offerings, and changes in the mix between pilot production of new nanocrystalline materials and full-scale manufacturing of existing nanocrystalline materials. The Company does not currently have any significant backlog of orders and the timing of revenues will therefore depend upon the amount and timing of new orders received for its nanocrystalline materials.

     Anti-Takeover Provisions

     The Company's Board of Directors has the authority to issue up to 24,088 shares of undesignated preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible financings, acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no present plans to issue such shares of preferred stock. Further, certain provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

     Shares Eligible for Future Sale

     The sale of a substantial number of shares of Common Stock, or the perception that such sales could occur, could adversely affect prevailing market prices for the Common Stock. Of the 12,277,467 shares of Common Stock outstanding as of March 27, 1998, 8,277,467 shares of Common Stock are "restricted securities" within the meaning of Rule 144 ("Rule 144") under the Securities Act, (the "Restricted Shares") and all of such Restricted Shares are subject to the lock-up provisions of a registration rights agreement or lock-up agreements pursuant to which the holders of such Restricted Shares have agreed that they will not, directly or indirectly, sell or otherwise dispose of any shares of Common Stock prior to May 26, 1998 without the prior written consent of DLJ. Upon expiration of the lock-up provisions of the registration rights agreement or lock-up agreements (or earlier upon the consent of DLJ), 7,529,365 of the Restricted Shares will be eligible for sale under Rule 144, subject to, in the case of the affiliates, the volume and other limitations of such rule. An additional 662,287 Restricted Shares are issuable upon exercise of currently exercisable warrants issued to certain of the Company's existing stockholders and an additional 1,438,989 Restricted Shares are issuable at various dates upon exercise of options heretofore granted to certain employees, consultants and members of the advisory board of the Company pursuant to stock option agreements. Such optionholders have also agreed not to sell, offer for sale or otherwise dispose of any shares of Common Stock prior to May 26, 1998 without the prior written consent of DLJ.

     Subject to the lock-up provisions of the registration rights agreement and lock-up agreements, the holders of all but 95,535 of the outstanding Restricted Shares and all of the Restricted Shares issuable upon exercise of the warrants have been accorded registration rights under the Securities Act. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sales, will have on the market price of the Common Stock from time to time or the Company's ability to raise capital through an offering of its equity securities.

     Risk of Rescission of Series F Offering

     In June, August and September 1997, the Company issued shares of Series F Preferred for an aggregate of $3,876,108 to approximately 60 investors, all of whom are "accredited investors" within the meaning of rules promulgated under the Securities Act. The offering and sale of the Series F Preferred was not registered under the Securities Act, but may not have qualified for an exemption from the registration requirements of the Securities Act. If the sale of the Series F Preferred was not consummated in accordance with a valid exemption under the registration requirements of Section 5 of the Securities Act, purchasers of Series F Preferred may have a right to rescind their purchases of the Series F Preferred (which were converted into approximately 748,000 shares of Common Stock upon consummation of the Offering in December 1997) pursuant to
Section 12(a)(1) of the Securities Act, and there may be a risk of enforcement action by the Commission or state securities regulators. Under Section 13 of the Securities Act, a rescission right, which is the effective equivalent of a put right, can be maintained to enforce liability under Section 12(a)(1) of the Securities Act at any time within one year after the violation on which it is based, but in no event more than three years after the relevant securities were bona fide offered to the public. A rescission right would entitle the holders of the Series F Preferred to receive a return of the consideration paid for their shares of Series F Preferred ($5.18 per share), together with interest from the date of purchase. The Company does not currently intend to offer rescission to the holders of the Series F Preferred. Even if the holders of Series F Preferred are entitled to rescind their purchases, the Company does not believe that any rescission would adversely affect its current financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and financial statement schedules, with the report of independent auditors, listed in Item 14 are included in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information in response to this item is incorporated by reference from the "Proposal No. 1 -- Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Compliance" sections of the Definitive Proxy Statement to be filed with the Commission in connection with the Company's 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information in response to this item is incorporated by reference from the section of the 1998 Proxy Statement captioned "Executive Compensation and Certain Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in response to this item is incorporated by reference from the section of the 1998 Proxy Statement captioned "Security Ownership of Management and Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in response to this item is incorporated by reference from the section of the 1998 Proxy Statement captioned "Executive Compensation and Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

          1. The following financial statements of the Company, with the report of independent auditors, are filed as part of this Form 10-K:

          Report of Ernst & Young LLP, Independent Auditors
          Balance Sheets as of December 31, 1996 and 1997
          Statements of Operations for the Years Ended December 31, 1995, 1996 and 1997
          Statements of Stockholders' Equity for the Years Ended December 31, 1995, 1996 and 1997
          Statements of Cash Flows for the Years Ended December 31, 1995, 1996, and 1997
          Notes to Financial Statements

          2. The following financial statement schedules of the Company are filed as part of this Form 10-K:

          Schedule II -- Valuation and Qualifying Accounts

          All other financial schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

          3. The following exhibits are filed with this Form 10-K or incorporated by reference as set forth below.

           EXHIBIT
           NUMBER
           -------
            2        Plan and Agreement of Merger dated as of November 25, 1997 by and between the Company and its Illinois predecessor.
            3.1      Certificate of Incorporation of the Company.
            3.2      Bylaws of the Company.
            4.1      Specimen stock certificate representing Common Stock,
                     incorporated by reference to Exhibit 4.1 to the Company's
                     Registration Statement on Form S-1 (File No. 333-36937) (the
                     "IPO S-1").
            4.2      Form of Warrants, incorporated by reference to Exhibit 4.2 to the IPO S-1.
           10.1      The Nanophase Technologies Corporation Amended and Restated
                     1992 Stock Option Plan, as amended, incorporated by
                     reference to Exhibit 10.1 to the IPO S-1.
           10.2      Form of Indemnification Agreement between the Company and
                     each of its directors and executive officers, incorporated by reference to Exhibit 10.3 to the IPO S-1.
           10.3      Amended and Restated Registration Rights Agreements dated as of March 16, 1994, as amended, incorporated by reference to
                     Exhibit 10.3 to the IPO S-1.
           10.4*     Employment Agreement dated February 3, 1994 between the
                     Company and Robert W. Cross, incorporated by reference to
                     Exhibit 10.4 to the IPO S-1.
           10.5*     Employment Agreement dated as of September 3, 1996 between the Company and Dennis J. Nowak, incorporated by reference to Exhibit 10.5 to the IPO S-1.
           10.6*     Severance Benefits Agreement dated as of November 15, 1994 between the Company, Steven Lazarus and John C. Parker,
                     incorporated by reference to Exhibit 10.6 to the IPO S-1.
           10.7      License Agreement dated June 1, 1990 between the Company and
                     ARCH Development Corporation, as amended, incorporated by
                     reference to Exhibit 10.7 to the IPO S-1.
           10.8      License Agreement dated October 12, 1994 between the Company and Hitachi, incorporated by reference to Exhibit 10.8 to
                     the IPO S-1.

           EXHIBIT
           NUMBER
           -------
           10.9      License Agreement dated May 31, 1996 between the Company and
                     Research Development Corporation of Japan, incorporated by reference to Exhibit 10.9 to the IPO S-1.

           10.10 License Agreement dated April 1, 1996 between the Company and Cornell Research Foundation, incorporated by reference to Exhibit 10.1 to the IPO S-1.

           10.11*    Consulting and Stock Purchase Agreement between Richard W.
                     Siegel and the Company dated as of May 9, 1990, as amended
                     February 13, 1991, November 21, 1991 and January 1, 1992, incorporated by reference to Exhibit 10.11 to the IPO S-1.

           10.12     Lease Agreement between the Village of Burr Ridge and the
                     Company, dated September 15, 1994, incorporated by reference to Exhibit 10.12 to the IPO S-1.

           10.13     Distribution Agreement between the Company and C.I. Kasei,
                     Ltd., (a subsidiary of Itochu Corporation) dated as of October 30, 1996, incorporated by reference to Exhibit 10.15 of the IPO S-1.

           10.14     Purchase Agreement between the Company and LWT Instruments,
                     Inc., dated February 1, 1997, incorporated by reference to
                     Exhibit 10.16 to the IPO S-1.

           10.15     Letter of Understanding between the Company and LWT
                     Services, Inc. dated as of January 13, 1998.

           10.16     Supply Agreement between the Company and Schering-Plough
                     HealthCare Products, Inc. dated as of March 15, 1997, incorporated by reference to Exhibit 10.17 to the IPO S-1.

           10.17     License Agreement between the Company and C.I. Kasei Co.,
                     Ltd. (a subsidiary of Itochu Corporation) dated as of December 30, 1997.

           10.18     Supply Agreement by and between the Company and EKC
                     Technology, Inc., dated as of December 31, 1997.

           11        Statement regarding computation of per share earnings.

           27.1      Financial Data Schedule.

           27.2      Restated Financial Data Schedule.

        ---------------------------------
        * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

     (b) Reports on Form 8-K:

     No reports on Form 8-K were filed by the Company for the quarter ended December 31, 1997.

                       NANOPHASE TECHNOLOGIES CORPORATION
                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Ernst & Young LLP, Independent Auditors...........    F-2
Balance Sheets as of December 31, 1996 and 1997.............    F-3
Statements of Operations for the years ended December 31,
  1995, 1996 and 1997.......................................    F-4
Statements of Stockholders' Equity for the years ended
  December 31, 1995, 1996 and 1997..........................    F-5
Statements of Cash Flows for the years ended December 31,
  1995, 1996 and 1997.......................................    F-6
Notes to Financial Statements...............................    F-7

The Board of Directors and Stockholders
Nanophase Technologies Corporation

     We have audited the accompanying balance sheets of Nanophase Technologies Corporation as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nanophase Technologies Corporation at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP
                                          Ernst & Young LLP
Chicago, Illinois
January 23, 1998

                       NANOPHASE TECHNOLOGIES CORPORATION

                                 BALANCE SHEETS

                                                                     AS OF DECEMBER 31,
                                                                ----------------------------
                                                                    1996            1997
                                                                    ----            ----
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $    617,204    $  3,988,368
  Investments...............................................       1,997,788      26,884,852
  Trade accounts receivable, less allowance for doubtful
     accounts of $0 in 1996 and $19,276 in 1997.............         389,501       1,641,489
  Inventories...............................................         445,205         957,303
  Prepaid expenses and other current assets.................          50,275         112,138
                                                                ------------    ------------
     Total current assets...................................       3,499,973      33,584,150
Equipment and leasehold improvements, net...................       1,794,798       2,399,893
Other assets, net...........................................         244,863         212,526
                                                                ------------    ------------
                                                                $  5,539,634    $ 36,196,569
                                                                ============    ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $    221,936    $    930,397
  Accrued expenses..........................................         207,248         614,838
                                                                ------------    ------------
     Total current liabilities..............................         429,184       1,545,235
STOCKHOLDERS' EQUITY:
Series A convertible preferred stock, no par value; 292,728
  shares authorized, 169,490 shares issued and outstanding
  at December 31, 1996; no shares authorized, issued, and
  outstanding at December 31, 1997..........................         600,000              --
Series B convertible preferred stock, no par value;
  1,309,722 shares authorized, 758,358 shares issued and
  outstanding at December 31, 1996; no shares authorized,
  issued, and outstanding at December 31, 1997..............         851,351              --
Series C convertible preferred stock, no par value;
  1,143,846 shares authorized, 662,287 shares issued and
  outstanding at December 31, 1996; no shares authorized,
  issued, and outstanding at December 31, 1997..............         743,500              --
Series D convertible preferred stock, no par value;
  6,729,566 shares authorized, 3,896,419 shares issued and
  outstanding at December 31, 1996; no shares authorized,
  issued, and outstanding at December 31, 1997..............       6,429,500              --
Series E convertible preferred stock, no par value;
  3,500,000 shares authorized, 1,921,800 shares issued and
  outstanding at December 31, 1996; no shares authorized,
  issued, and outstanding at December 31, 1997..............       7,157,850              --
Series F convertible preferred stock, no par value; no
  shares authorized, issued, and outstanding at December 31,
  1996 and December 31, 1997................................              --              --
Preferred stock, $.01 par value; no shares authorized,
  issued, and outstanding at December 31, 1996; 24,088
  shares authorized and no shares issued and outstanding at
  December 31, 1997.........................................              --              --
Common stock, no par value at December 31, 1996 and $.01 par value at December 31, 1997; 10,316,158 shares authorized
  at December 31, 1996 and 25,000,000 shares authorized at
  December 31, 1997; 77,586 shares issued and outstanding at
  December 31, 1996 and 12,277,467 shares issued and
  outstanding at December 31, 1997..........................             450         122,775
Additional paid-in capital..................................              --      48,273,230
Accumulated deficit.........................................     (10,672,201)    (13,744,671)
                                                                ------------    ------------
  Total stockholders' equity................................       5,110,450      34,651,334
                                                                ------------    ------------
                                                                $  5,539,634    $ 36,196,569
                                                                ============    ============

                       See Notes to Financial Statements

                       NANOPHASE TECHNOLOGIES CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                             1995           1996           1997
                                                             ----           ----           ----
REVENUE:
  Commercial revenue..................................    $    93,591    $   485,036    $ 3,723,492
  Governmental research contracts.....................         27,995        110,770             --
                                                          -----------    -----------    -----------
       Total revenue..................................        121,586        595,806      3,723,492
OPERATING EXPENSE:
  Cost of revenue.....................................        532,124      4,019,484      3,935,766
  Research and development expense....................        485,059        677,284        990,331
  Selling, general and administrative expense.........      1,150,853      1,661,504      2,074,728
                                                          -----------    -----------    -----------
       Total operating expenses.......................      2,168,036      6,358,272      7,000,825
                                                          -----------    -----------    -----------
Operating expenses in excess of revenue...............     (2,046,450)    (5,762,466)    (3,277,333)
Interest income.......................................         86,576        184,778        204,863
                                                          -----------    -----------    -----------
Net loss..............................................    $(1,959,874)   $(5,577,688)   $(3,072,470)
                                                          ===========    ===========    ===========
Pro forma net loss per share..........................    $     (0.48)   $     (0.82)   $     (0.37)
                                                          ===========    ===========    ===========
Pro forma weighted average number of common shares
  outstanding.........................................      4,122,881      6,835,680      8,208,306
                                                          ===========    ===========    ===========

                       See Notes to Financial Statements

                       NANOPHASE TECHNOLOGIES CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                       PREFERRED STOCK            COMMON STOCK        ADDITIONAL
                                  -------------------------   ---------------------     PAID-IN     ACCUMULATED
          DESCRIPTION               SHARES        AMOUNT        SHARES      AMOUNT      CAPITAL       DEFICIT         TOTAL
          -----------               ------        ------        ------      ------    ----------    -----------       -----
Balance as of January 1, 1995...   3,730,073   $  5,590,705       77,586   $     --   $       450   $ (3,134,639)  $ 2,456,516
  Issuance of Series D shares...   1,742,447      3,009,408           --         --            --             --     3,009,408
  Net loss for the year ended
    December 31, 1995...........          --             --           --         --            --     (1,959,874)   (1,959,874)
                                  ----------   ------------   ----------   --------   -----------   ------------   -----------
Balance as of December 31,
  1995..........................   5,472,520      8,600,113       77,586         --           450     (5,094,513)    3,506,050
  Issuance of Series D shares...      14,034         24,238           --         --            --             --        24,238
  Issuance of Series E shares
    net of offering costs.......   1,921,800      7,157,850           --         --            --             --     7,157,850
  Net loss for the year ended
    December 31, 1996...........          --             --           --         --            --     (5,577,688)   (5,577,688)
                                  ----------   ------------   ----------   --------   -----------   ------------   -----------
Balance as of December 31,
  1996..........................   7,408,354     15,782,201       77,586         --           450    (10,672,201)    5,110,450
  Issuance of Series F shares
    net of offering costs.......     748,089      3,770,543           --         --            --             --     3,770,543
  Exercise of stock options.....          --             --       43,425        434         4,441             --         4,875
  Conversion of all outstanding
    Preferred shares into Common
    shares and all Common shares
    to $0.01 par value..........  (8,156,443)   (19,552,744)   8,156,456     82,341    19,470,403             --            --
  Issuance of Common shares, net
    of offering costs...........          --             --    4,000,000     40,000    28,797,936             --    28,837,936
  Net loss for the year ended
    December 31, 1997...........          --             --           --         --            --     (3,072,470)   (3,072,470)
                                  ----------   ------------   ----------   --------   -----------   ------------   -----------
Balance as of December 31,
  1997..........................          --   $         --   12,277,467   $122,775   $48,273,230   $(13,744,671)  $34,651,334
                                  ==========   ============   ==========   ========   ===========   ============   ===========

                       See Notes to Financial Statements

                       NANOPHASE TECHNOLOGIES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        1995           1996           1997
                                                        ----           ----           ----
OPERATING ACTIVITIES:
Net Loss...........................................  $(1,959,874)  $ (5,577,688)  $  (3,072,470)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization.................      126,947        309,850         416,414
     Loss on sale of equipment.....................           --             --          29,281
     Write off of patents..........................       19,857             --              --
  Changes in assets and liabilities related to
     operations:
     Trade accounts receivable.....................      (23,573)      (318,656)     (1,251,988)
     Inventories...................................      (65,280)      (379,924)       (512,098)
     Prepaid expense and other assets..............      (50,261)        17,002        (164,365)
     Patent costs..................................      (31,072)       (40,548)        (27,314)
     Accounts payable..............................      168,643          2,525         708,461
     Accrued liabilities...........................      (45,740)       191,581         486,712
                                                     -----------   ------------   -------------
Net cash used in operating activities..............   (1,860,353)    (5,795,858)     (3,387,367)
INVESTING ACTIVITIES:
Acquisition of equipment and leasehold
  improvements.....................................     (937,956)    (1,173,437)     (1,063,608)
Purchases of held-to-maturity investments..........   (8,512,957)   (15,486,131)   (118,684,404)
Maturities of held-to-maturity investments.........    8,547,165     15,709,744      93,797,340
(Increase) decrease in asset held in trust.........       (1,867)        (1,982)         78,849
Proceeds from sale of equipment....................           --             --          17,000
                                                     -----------   ------------   -------------
Net cash used in investing activities..............     (905,615)      (951,806)    (25,854,823)
FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of offering
  costs............................................    3,009,408      7,182,088      32,613,354
Deferred offering costs............................           --        (79,122)             --
                                                     -----------   ------------   -------------
Net cash provided by financing activities..........    3,009,408      7,102,966      32,613,354
                                                     -----------   ------------   -------------
Increase in cash and cash equivalents..............      243,440        355,302       3,371,164
Cash and cash equivalents at beginning of period...       18,462        261,902         617,204
                                                     -----------   ------------   -------------
Cash and cash equivalents at end of period.........  $   261,902   $    617,204   $   3,988,368
                                                     ===========   ============   =============

                       See Notes To Financial Statements

                       NANOPHASE TECHNOLOGIES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS

     Nanophase Technologies Corporation (the "Company") was incorporated on November 30, 1989, for the purpose of developing nanocrystalline materials for commercial production and sale in domestic and international markets. The Company was in its development stage for the period from inception through December 31, 1996. The Company began full-scale production in early 1997 at which time it no longer was a development stage company. The Company issued common stock in its initial public offering consummated on December 2, 1997.

     In the course of its corporate development, the Company has experienced net losses and negative cash flows from operations. Historically, the Company has funded its operations primarily through the issuance of equity securities.

     Export sales approximated $51,400, $256,500, and $1,695,700 for the years ended December 31, 1995, 1996, and 1997, respectively.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash Equivalents

     Cash equivalents primarily consist of money market accounts which have a maturity of three months or less from the date of purchase.

     Investments

     Investments are classified by the Company at the time of purchase for appropriate designation and such designation is reevaluated as of each balance sheet date. Investments are classified as held-to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to maturity securities are stated at amortized cost and are adjusted to maturity for the amortization of premiums and accretion of discounts. Such adjustments for amortization and accretion are included in interest income.

     Inventory

     Inventory is stated at the lower of cost, maintained on a first in, first out basis, or market.

     Equipment and Leasehold Improvements

     Equipment is stated at cost and is being depreciated over its estimated useful life (5-7 years) using the straight-line method. Leasehold improvements are stated at cost and are being amortized using the straight-line method over the shorter of the useful life of the asset or the term of the lease.

     Patent Costs

     Patent costs are included in other assets and are being amortized over the life of the respective patent using the straight-line method.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the Financial statements and accompanying notes. Actual results could differ from those estimates.

                       NANOPHASE TECHNOLOGIES CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Commercial Revenue

     Commercial revenue consists of sales of product and revenue from research and development arrangements with non-governmental entities, and fees from the transfer of technology. Sales of product are recorded as shipments are made by the Company. Research and development arrangements include both cost-plus and fixed fee agreements and such revenue is recognized when specific milestones are met under the arrangements. Fees related to the transfer of technology are recognized when the transfer of technology to the acquiring party is completed and the Company has no further significant obligation.

     Government Research Contracts

     The Company accounts for contracts with governmental entities to complete research and development activities using the percentage of completion method measured by the relationship of costs incurred to total estimated costs. Amounts paid to the Company under its cooperative cost-sharing agreement with the U.S. government are accounted for as offsets against cost of revenues. See Note 8.

All payments to the Company for work performed on contracts and agreements with agencies of the U.S. government are subject to adjustment upon audit by agencies of the U.S. government. The Company believes that such audits, if any, will not have significant effect on the financial position or results of operation of the Company.

     Research and Development Expense

     Expenditures for research and development activities are charged to operations as incurred by the Company. During 1997, the Company acquired certain research and development from a customer for $223,000 and charged this acquisition to research and development expense.

     Income Taxes

     The Company accounts for income taxes using the liability method. As such, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are calculated using the enacted tax rates and laws that are expected to be in effect when the anticipated reversal of these differences is scheduled to occur.

     Employee Stock Options

     The Company accounts for stock options granted to employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No.
25). The exercise price of the options granted equals the estimated fair value of the underlying stock on the date of grant. As such, no compensation expense has been recognized by the Company for these options. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FASB No. 123). FASB No. 123, which was adopted by the Company in 1996, establishes an alternative method of accounting for stock-based compensation plans. In 1996, the Company adopted the disclosure alternative for stock-based compensation (Note 12) which provides for the use of APB No. 25 for financial statement purposes with pro forma disclosure of the impact of FASB No. 123.

     Fair Value of Financial Instruments

     The Company's financial instruments include investments, accounts receivable, accounts payable and accrued liabilities. The fair values of all financial instruments were not materially different from their carrying values.

                       NANOPHASE TECHNOLOGIES CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Net Loss and Pro Forma Net Loss Per Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FASB No. 128). FASB No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is generally consistent with the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the FASB No. 128 requirements.

     Pro forma net loss per share and historical net loss per common share are computed based upon the weighted average number of common shares outstanding. Common equivalent shares are not included in the pro forma and historical per share calculations since the effect of their inclusion would be anti-dilutive. In addition, for the pro forma calculation, all convertible preferred stock is treated as if converted into common shares for all periods shown.

     Net loss per common share computed on a historical basis is as follows:
$25.26, $71.89 and $2.39 for the years ended December 31, 1995, 1996 and 1997, respectively. The weighted average number of common shares outstanding used to calculate these net loss per common share amounts are 77,586, for 1995 and 1996, and 1,283,359 for 1997.

(3) INVESTMENTS

     Investments consist of U.S. Treasury bills, government bonds, and commercial paper with an estimated fair value of $1,998,000 and $26,885,000 at December 31, 1996 and 1997, respectively. All investments have been classified as held-to-maturity and mature in the subsequent year.

(4) INVENTORIES

     Inventories consist of the following:

                                                              AS OF DECEMBER 31,
                                                             --------------------
                                                               1996        1997
                                                               ----        ----
Raw Materials............................................    $332,167    $379,505
Finished Goods...........................................     113,038     577,798
                                                             --------    --------
                                                             $445,205    $957,303
                                                             ========    ========

(5) EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of the following:

                                                             AS OF DECEMBER 31,
                                                          ------------------------
                                                             1996          1997
                                                             ----          ----
Machinery and equipment...............................    $1,662,721    $1,835,964
Office equipment......................................       113,959       116,307
Office furniture......................................        49,864        49,864
Leasehold improvements................................       447,465       610,932
                                                          ----------    ----------
                                                           2,274,009     2,613,067
Less: Accumulated depreciation and amortization.......      (479,211)     (881,323)
                                                          ----------    ----------
                                                           1,794,798     1,731,744
Construction in progress..............................            --       668,149
                                                          ----------    ----------
                                                          $1,794,798    $2,399,893
                                                          ==========    ==========

                       NANOPHASE TECHNOLOGIES CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(6) LEASE COMMITMENTS

     The Company leases manufacturing and office space under an agreement that will expire in September 1999. Monthly minimum lease payments amount to $8,100 for this facility. The Company also leases a smaller pilot manufacturing space as well as offsite warehouse space, both under renewable annual agreements. Monthly minimum lease payments amount to $5,000 and $2,100, respectively, for these facilities.

     Net rent expense under these leases amounted to $122,422, $175,538, and $168,781, for the years ended December 31, 1995, 1996, and 1997, respectively.

(7) ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                              AS OF DECEMBER 31,
                                                             --------------------
                                                               1996        1997
                                                               ----        ----
Accrued subcontract costs................................    $ 40,000    $161,791
Accrued payroll and related expenses.....................      87,124     138,798
Accrued costs for goods received but not invoiced........      24,332      98,802
Other....................................................      55,792     215,447
                                                             --------    --------
                                                             $207,248    $614,838
                                                             ========    ========

(8) RESEARCH AND DEVELOPMENT AGREEMENTS

     In July 1992, the Company entered into a cooperative cost-sharing agreement with the U.S. Government under the Department of Commerce Advanced Technology Program. The three-year agreement ended in 1995. Under the terms of the agreement, the U.S. Government agreed to share costs of the Company's research efforts up to an aggregate of $944,259, including subcontractor costs. The net costs associated with the total effort amounted to $2,992,130. The difference between these amounts represented indirect costs of $2,047,871 which were absorbed as operating expenses by the Company. For the year ended December 31, 1995, the Company offset $154,710 received from the U.S. government against cost of revenues in the statement of operations.

     The Company is party to a number of other research and development arrangements with both governmental and commercial entities. These arrangements are generally short-term in nature and provided $54,680, $236,019, and $1,445,705 of revenues for the years ended December 31, 1995, 1996, and 1997, respectively.

(9) LICENSE AGREEMENTS

     In 1991, the Company was granted an exclusive license by a third party to make, have made, use and sell products of the type claimed in a U.S. patent. In consideration for this license, the Company agreed to pay royalties of 1/2% of net sales of licensed products, as defined. As of December 31, 1997, no royalty payments were due under this agreement.

     In 1994, the Company was granted a non-exclusive license by a third party to make, use, and sell products of the type claimed in two U.S. patents. In consideration for this license, the Company agreed to pay royalties of 1% of net sales, as defined, and made an advance royalty payment of $17,500. As of December 31, 1997, royalties under this agreement amounting to $10,688 have been offset against the royalty advance.

     In 1996, the Company was granted a non-exclusive license by a third party to produce and sell ultrafine powders of metal and ceramics claimed in four U.S. patents. In consideration for this license, the Company agreed to pay $14,000 as an initial payment, and pay royalties of 3% of net proceeds of sales of the product, as

                       NANOPHASE TECHNOLOGIES CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

defined. As of December 31, 1997, royalties under this agreement approximated $13,000. The Company was also granted a remainder-exclusive license by a third party to make, have made, use, import, sell or have sold products of the type claimed in three U.S. patents. In consideration for this license, the Company agreed to pay $5,000 as an initial payment, $5,000 upon reaching the earlier of either defined profitability or the second anniversary of the agreement, and royalties at the rate of 4% of the defined net sales of the related products. As of December 31, 1997, no royalty payments were due to this party under this agreement.

     In December 1997, the Company entered into a license agreement whereby the Company granted a royalty-bearing exclusive right and license, as defined, to purchase, make, use and sell nanocrystalline materials to a third party. As consideration for the right and license thereby granted, the Company recognized a non-refundable technology transfer fee of $1,400,000, which was earned upon execution of the agreement. As defined, the Company also will earn royalties on net sales of manufactured products containing nanocrystalline materials. The agreement also provides for minimum sales targets and minimum royalty payments to maintain exclusivity. The agreement expires on March 31, 2013 unless earlier terminated as provided therein. As of December 31, 1997, no royalty payments were earned by the Company under this agreement.

(10) INCOME TAXES

     The Company has net operating loss carryforwards for tax purposes of approximately $13,400,000 at December 31, 1997, which expire between 2005 and 2012. The Company has not paid income taxes since inception.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes consist of the following:

                                                         AS OF DECEMBER 31,
                                                      -------------------------
                                                         1996          1997
                                                         ----          ----
DEFERRED TAX ASSETS:
  Net operating loss carryforward...................  $ 4,212,000   $ 5,226,000
  Start-up cost capitalized for income tax
     purposes.......................................      162,000       122,000
  Other accrued costs...............................       29,000        74,000
                                                      -----------   -----------
     Total deferred tax assets......................    4,403,000     5,422,000
DEFERRED TAX LIABILITY:
  Accelerated tax depreciation......................      (53,000)      (62,000)
                                                      -----------   -----------
Net deferred tax asset..............................    4,350,000     5,360,000
  Less: Valuation allowance.........................   (4,350,000)   (5,360,000)
                                                      -----------   -----------
Deferred income taxes...............................  $        --   $        --
                                                      ===========   ===========

     The valuation allowance increased $1,010,000 for the year ended December 31, 1997 due principally to the increase in the net operating loss carryforward and uncertainty as to whether future taxable income will be generated prior to the expiration of the carryforward period. Under the Internal Revenue Code, certain ownership changes, including the prior issuance of preferred stock and the Company's initial public offering of common stock, may subject the Company to annual limitations on the utilization of its net operating loss carryforward.

     As a result of certain transactions with third parties operating in foreign countries, the Company may be subject to the withholding and payment of foreign income taxes as transactions are completed. Under the Internal Revenue Code, foreign tax payments may be used to offset federal income tax liabilities when

                       NANOPHASE TECHNOLOGIES CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

incurred, subject to certain limitations. At December 31, 1997, the Company had not recognized any foreign tax liability or foreign tax credit regarding these transactions.

(11) CAPITAL STOCK

     In November 1997, the Company's Board of Directors approved a migratory merger of the Company from Illinois to Delaware, authorized a reverse stock split and restated the par value of the Company's common stock. All share and per share amounts in the financial statements and notes to financial statements have been restated to reflect a .579-for-1 reverse stock split and restatement of the par value to $0.01 for all common stock.

     In 1997, a total of 748,089 shares of Series F convertible preferred stock was issued for cash amounting to $3,770,543, which is net of financing costs of $105,565.

     In November 1997, a total of 4,000,000 shares of common stock was issued in conjunction with the Company's initial public offering at an offering price of $8 per share. The Company received proceeds of $28,837,936, which is net of offering costs of $3,162,064. Pursuant to the Company's prior Illinois articles of incorporation, all Series A,B,C,D,E and F convertible preferred stock was automatically converted to common stock in conjunction with the initial public offering.

     At December 31, 1997, authorized but unissued shares of common stock have been reserved for future issuance as follows:

Warrants....................................................      662,287
Options.....................................................    2,714,607
                                                                ---------
                                                                3,376,894
                                                                =========

(12) STOCK OPTIONS AND WARRANTS

     The Company has entered into stock option agreements with certain officers, employees, directors (one of whom is also a service provider) and three Advisory Board members. At December 31, 1997, the Company had granted options to purchase 1,438,989 shares of common stock. The stock options generally expire ten years from the date of grant. Of the total number of options granted, 673,377 of the outstanding options vest on the eighth anniversary following their grant date, subject to an earlier five-year vesting period if specified performance targets are met. Of the remaining 765,612 outstanding options, 748,242 vest over a five-year period and 17,370 vest over a three-year period from their respective grant dates.

                       NANOPHASE TECHNOLOGIES CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Exercise prices are determined by the Board of Directors and equal the estimated fair values of the Company's common stock at the grant date. The table below summarizes all option activity through December 31, 1997:

                                                                                            WEIGHTED
                                                            NUMBER        EXERCISE      AVERAGE EXERCISE
                                                          OF OPTIONS       PRICE             PRICE
                                                          ----------      --------      ----------------
Outstanding at December 31, 1994......................      255,339     $       .112         $ .112
Options granted during 1995...........................      186,728             .432           .432
Options canceled during 1995..........................       (6,948)       .112-.432           .180
                                                          ---------
Outstanding at December 31, 1995......................      435,119        .112-.432           .249
Options granted during 1996...........................    1,192,508      1.727-3.886          3.309
Options canceled during 1996..........................      (12,101)      .112-1.727          1.549
                                                          ---------
Outstanding at December 31, 1996......................    1,615,526       .112-3.886          2.499
Options granted during 1997...........................       17,370            5.181          5.181
Options exercised during 1997.........................      (43,425)            .112           .112
Options canceled during 1997..........................     (150,482)      .112-3.886          3.760
                                                          ---------
Outstanding at December 31, 1997......................    1,438,989       .112-5.181          2.471
                                                          =========

     At December 31, 1997, options for 180,378, 75,270, 62,903 and 17,833 shares of common stock were exercisable at $.112, $.432, $1.727 and $3.886 per share, respectively. To date, 43,425 options have been exercised and none have expired. The weighted average remaining contractual life of the outstanding options at December 31, 1997 was eight years.

     In connection with the issuance of Series C convertible preferred stock, the Company issued common stock purchase warrants for 662,287 shares at no additional cost to the Series C convertible preferred stockholders. These warrants have an exercise price of $1.123 per share and expire upon the tenth anniversary of issuance. All warrants were outstanding at December 31, 1997.

     The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB No. 123 requires use of option valuation models that were not developed for the use in valuing employee stock options. Pro forma information regarding net income is required by FASB No. 123, which also requires that the information be determined as if the Company had accounted for the employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended December 31, 1995, 1996, and 1997: U.S. government zero coupon 7-year bond interest rates ranging from 6.0% to 7.2%, depending upon the specific grant date of the options; a dividend yield of zero percent; and a weighted-average expected life of the option of 7 years. The volatility factor was assumed to be zero as the Company was privately held and no market existed for its stock in 1995, 1996, or during the period during which options were granted in 1997. The weighted average fair value of the net options granted during 1995, 1996 and 1997 was $.170, $1.124 and $1.753 per share, respectively.

     The Black-Scholes option valuation model was developed for the use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                       NANOPHASE TECHNOLOGIES CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the respective option. Because FASB No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma impact will not be fully reflected until 2002. The Company's pro forma net loss would be $1,965,649, $5,621,482, $3,275,177 and the pro forma net loss per share would be $0.48, $0.82, and $0.40 for the years ended December 31, 1995, 1996, and 1997, respectively.

(13) 401(K) PROFIT-SHARING PLAN

     The Company has a 401(k) profit-sharing plan covering substantially all employees who meet defined service requirements. The plan provides for deferred salary contributions by the plan participants and a Company contribution. Company contributions, if any, are at the discretion of the Board of Directors and are not to exceed the amount deductible under applicable income tax laws. No Company contributions have been made since inception of the plan.

(14) RELATED PARTY TRANSACTIONS

     The Company has an ongoing consulting agreement with a director/stockholder. The agreement is on a month-to-month basis. Payments under this agreement amount to $2,500 per month.

(15) SIGNIFICANT CUSTOMERS

     Revenue from two customers was approximately 43% and 42%, respectively, of total revenue for the year ended December 31, 1997. The amount due from one of these companies comprised 85% of the Company's trade accounts receivable at December 31, 1997.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                    ADDITIONS
                                      ----------------------------------------------------------------------
                                      BALANCE BEGINNING   COSTS AND     OTHER                   BALANCE AT
            DESCRIPTION                   OF PERIOD        EXPENSES    ACCOUNTS   DEDUCTIONS   END OF PERIOD
            -----------               -----------------   ---------    --------   ----------   -------------
Year ended December 31, 1995:
Deferred tax asset valuation
  account...........................     $1,254,000       $1,015,000     $ --      $    --      $2,269,000
                                         ==========       ==========     ====      =======      ==========
Year ended December 31, 1996:
Deferred tax asset valuation
  account...........................     $2,269,000       $2,081,000     $ --      $    --      $4,350,000
                                         ==========       ==========     ====      =======      ==========
Year ended December 31, 1997:
Allowance for doubtful accounts.....     $       --       $   46,976     $ --      $27,700      $   19,276
                                         ==========       ==========     ====      =======      ==========
Deferred tax asset valuation
  account...........................     $4,350,000       $1,010,000     $ --      $    --      $5,360,000
                                         ==========       ==========     ====      =======      ==========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 30th day of March, 1998.
                                          NANOPHASE TECHNOLOGIES CORPORATION

                                          By:      /s/ ROBERT W. CROSS

                                            ------------------------------------
                                                      Robert W. Cross
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 1998.

                   SIGNATURE                                               TITLE
                   ---------                                               -----

              /s/ ROBERT W. CROSS                   President, Chief Executive Officer (Principal
------------------------------------------------    Executive Officer) and a Director
                Robert W. Cross

              /s/ DENNIS J. NOWAK                   Vice President -- Finance and Administration, Chief
------------------------------------------------    Financial Officer, Treasurer and Secretary
                Dennis J. Nowak                     (Principal Financial and Accounting Officer)

            /s/ LEONARD A. BATTERSON                Chairman of the Board and Director
------------------------------------------------
              Leonard A. Batterson

               /s/ STEVEN LAZARUS                   Director
------------------------------------------------
                 Steven Lazarus

               /s/ DONALD PERKINS                   Director
------------------------------------------------
                 Donald Perkins

             /s/ RICHARD W. SIEGEL                  Director
------------------------------------------------
               Richard W. Siegel

            /s/ ROBERT W. SHAW, JR.                 Director
------------------------------------------------
              Robert W. Shaw, Jr.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
 2        Plan and Agreement of Merger dated as of November 25, 1997 by and between the Company and its Illinois predecessor.

 3.1      Certificate of Incorporation of the Company.

 3.2      Bylaws of the Company.

10.15     Letter of Understanding between the Company and LWT
          Services, Inc. dated as of January 13, 1998.

10.17     License Agreement between the Company and C.I. Kasei Co.,
          Ltd. (a subsidiary of Itochu Corporation) dated as of December 30, 1997.

10.18     Supply Agreement by and between the Company and EKC
          Technology, Inc., dated as of December 31, 1997.

11        Statement regarding computation of per share earnings.

27.1      Financial Data Schedule.

27.2      Restated Financial Data Schedule.