Form 10-Q
period 1998-03-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 1998-05-14
CIK 883107

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended:  March 31, 1998

                        Commission File Number:  0-22333


                       NANOPHASE TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)


              Delaware                                  36-687863
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)


                453 COMMERCE STREET, BURR RIDGE, ILLINOIS 60521
             (Address of principal executive offices, and zip code)

     Registrant's telephone number, including area code:  (630) 323-1200

                             ----------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]


         As of May 13, 1998, there were outstanding 12,277,467 shares of common stock, par value $.01, of the registrant.

================================================================================

                       NANOPHASE TECHNOLOGIES CORPORATION

                          QUARTER ENDED MARCH 31, 1998

                                     INDEX

                                                                                                                      PAGE
                                                                                                                      ----
PART I - FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
    Item 1.   Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
              Balance Sheets as of March 31, 1998 (unaudited) and December 31, 1997 . . . . . . . . . . . . . . . . .   3
              Statements of Operations for the three months ended March 31, 1998 (unaudited) and 1997 (unaudited) . .   4
              Statements of Cash Flows for the three months ended March 31, 1998 (unaudited) and 1997 (unaudited) . .   5
              Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . .   7
    Item 3.   Quantitative and Qualitative Disclosures About Market Risk  . . . . . . . . . . . . . . . . . . . . .    10

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
    Item 2.   Changes in Securities and Use of Proceeds   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
    Item 6.   Exhibits and Reports on Form 8-K.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                       NANOPHASE TECHNOLOGIES CORPORATION

                                 BALANCE SHEETS

                                                                                MARCH 31,      DECEMBER 31,
                                                                                   1998            1997
                                                                              ------------     ------------
                                                                                (Unaudited)
                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .   $    725,113     $  3,988,368
  Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     29,750,756       26,884,852
  Trade accounts receivable, less allowance for doubtful accounts
   of $19,276 as of March 31, 1998 and December 31, 1997  . . . . . . . . .        816,903        1,641,489
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        944,038          957,303
  Prepaid expenses and other current assets . . . . . . . . . . . . . . . .        164,002          112,138
                                                                              ------------     ------------
   Total current assets   . . . . . . . . . . . . . . . . . . . . . . . . .     32,400,812       33,584,150
Equipment and leasehold improvements, net . . . . . . . . . . . . . . . . .      2,508,232        2,399,893
Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        200,221          212,526
                                                                              ------------     ------------
                                                                              $ 35,109,265     $ 36,196,569
                                                                              ============     ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    505,637    $     930,397
  Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        839,694          614,838
                                                                              ------------     ------------
   Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . .      1,345,331        1,545,235

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 24,088 shares authorized and
  no shares issued and outstanding  . . . . . . . . . . . . . . . . . . . .             --               --
Common stock, $.01 par value, 25,000,000 shares authorized and
12,277,467 shares issued and outstanding  . . . . . . . . . . . . . . . . .        122,775          122,775
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .     48,273,230       48,273,230
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (14,632,071)     (13,744,671)
                                                                              ------------     ------------
  Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . .     33,763,934       34,651,334
                                                                              ------------     ------------
                                                                              $ 35,109,265     $ 36,196,569
                                                                              ============     ============




                       See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------
                                                                                    1998           1997
                                                                               -------------   ------------
REVENUE:
  Product revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     636,734   $    195,136
  Other revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           66,800        234,328
                                                                               -------------   ------------
   Total revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     703,534   $    429,464


OPERATING EXPENSE:
  Cost of revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     968,712   $  1,102,877
  Research and development expense  . . . . . . . . . . . . . . . . . . . .          189,214        161,198
  Selling, general and administrative expense . . . . . . . . . . . . . . .          683,299        425,497
                                                                               -------------   ------------
   Total operating expense  . . . . . . . . . . . . . . . . . . . . . . . .        1,841,225      1,689,572
                                                                               -------------   ------------
Loss from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,137,691)    (1,260,108)
Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          406,291         21,917
                                                                               -------------   ------------
Loss before provision for income taxes  . . . . . . . . . . . . . . . . . .         (731,400)    (1,238,191)
Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . .         (156,000)            --
                                                                               -------------   ------------
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    (887,400)  $ (1,238,191)
                                                                               =============   ============

Net loss per share  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       (0.07)  $     (15.96)
                                                                               =============   ============

Weighted average number of common shares outstanding  . . . . . . . . . . .       12,277,467         77,586
                                                                               =============   ============

Pro forma net loss per share  . . . . . . . . . . . . . . . . . . . . . . .         n/a        $      (0.17)
                                                                               =============   ============

Pro forma weighted average number of common shares outstanding  . . . . . .         n/a           7,485,940
                                                                               =============   ============





                       See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------
                                                                                    1998           1997
                                                                               -------------   ------------
OPERATING ACTIVITIES:
Net Loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    (887,400)  $ (1,238,191)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . .          111,450        100,115
  Changes in assets and liabilities related to operations:
   Trade accounts receivable  . . . . . . . . . . . . . . . . . . . . . . .          824,586       (305,883)
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           13,265        123,561
   Prepaid expense and other assets   . . . . . . . . . . . . . . . . . . .          (39,826)        46,395
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . .         (424,760)       169,878
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .          224,856        270,765
                                                                               -------------   ------------
Net cash used in operating activities . . . . . . . . . . . . . . . . . . .         (177,829)      (833,360)

INVESTING ACTIVITIES:
Acquisition of equipment and leasehold improvements . . . . . . . . . . . .         (219,522)       (62,580)
Purchases of held-to-maturity investments . . . . . . . . . . . . . . . . .      (65,178,904)    (3,210,290)
Maturities of held-to-maturity investments  . . . . . . . . . . . . . . . .       62,313,000      4,203,808
                                                                               -------------   ------------
Net cash used in investing activities . . . . . . . . . . . . . . . . . . .       (3,085,426)       930,938

FINANCING ACTIVITIES:
Deferred offering costs . . . . . . . . . . . . . . . . . . . . . . . . . .               --       (267,844)
                                                                               -------------   ------------
Net cash used in financing activities . . . . . . . . . . . . . . . . . . .               --       (267,844)
                                                                               -------------   ------------

Decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . .       (3,263,255)      (170,266)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . .        3,988,368        617,204
                                                                               -------------   ------------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . .    $     725,113   $    446,938
                                                                               =============   ============






                       See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1) BASIS OF PRESENTATION

       The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (the "Company") reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

       These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

(2) DESCRIPTION OF BUSINESS

       The Company was incorporated on November 30, 1989, for the purpose of developing nanocrystalline materials for commercial production and sale in domestic and international markets. The Company was in its development stage for the period from inception through December 31, 1996. The Company began full-scale production in early 1997 at which time it no longer was a development stage company. The Company issued common stock in its initial public offering consummated on December 2, 1997.

       In the course of its corporate development, the Company has experienced net losses and negative cash flows from operations. Historically, the Company has funded its operations primarily through the issuance of equity securities.

       Export sales approximated $84,400 and $66,200 for the three months ended March 31, 1998 and 1997, respectively.

(3) INVESTMENTS

       Investments consist of U.S. Treasury bills, government bonds and commercial paper with an estimated fair value of $29,751,000 at March 31, 1998 and $26,885,000 at December 31, 1997. All investments have been classified as held-to- maturity and mature in the subsequent year.

(4) INVENTORIES

    Inventories consist of the following:
                                             MARCH 31, 1998   DECEMBER 31, 1997
                                             --------------   -----------------
Raw materials . . . . . . . . . . .          $     393,424      $     379,505
Finished goods  . . . . . . . . . .                550,614            577,798
                                             -------------      -------------
                                             $     944,038      $     957,303
                                             =============      =============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

       From its inception in November 1989 through December 31, 1996, Nanophase Technologies Corporation (the "Company") was in the development stage. During that period, the Company primarily focused on the development of its manufacturing processes in order to transition from laboratory-scale to commercial-scale production. As a result, the Company developed an operating capacity to produce significant quantities of its nanocrystalline materials for commercial sale. The Company was also engaged in the development of commercial applications and formulations and the recruiting of marketing, technical and administrative personnel. Since January 1, 1997, the Company has been engaged in commercial production and sales of its nanocrystalline materials, and the Company no longer considers itself in the development stage. All of the Company's revenue since January 1, 1997 has been generated through commercial sources. From inception through March 31, 1998, the Company was primarily capitalized through the private offering of approximately $19,558,069 of equity securities and its initial public offering of $28,837,936 of Common Stock, each net of issuance costs. The Company has incurred cumulative losses of $14,632,071 from inception to March 31, 1998.

RESULTS OF OPERATIONS

       Revenue is recorded when the Company ships products, when specific milestones are met regarding development arrangements or when the Company licenses its technology and transfers proprietary information. Total revenue increased to $703,534 for the three months ended March 31, 1998, compared to $429,464 for the same period in 1997. This increase in total revenue of $274,070 was primarily attributed to increased product sales offset by a reduction in other revenue. Revenue from product sales increased to $636,734 for the three months ended March 31, 1998, compared to $195,136 for the same period in 1997. Other revenue decreased to $66,800 for the three months ended March 31, 1998, compared to $234,328 for the three months ended March 31, 1997. The majority of the revenue generated during the three months ended March 31, 1998 was from customers in the electronics and structural ceramics and composites markets.

       Cost of revenue generally includes costs associated with commercial production, customer development arrangements and licensing fees. Cost of revenue decreased to $968,712 for the three months ended March 31, 1998, compared to $1,102,877 for the same period in 1997. This decrease in cost of revenue was generally attributed to increased efficiencies in the manufacture of the Company's products and the reduced cost of development activities. Cost of revenue as a percentage of total revenue decreased significantly for the three months ended March 31, 1998, compared to the same period in 1997, because of the increased efficiencies in the Company's manufacturing processes and increased production volumes.

       Research and development expense primarily consists of costs associated with the Company's development or acquisition of new product applications and coating formulations and the cost of enhancing the Company's manufacturing processes. Research and development expense increased to $189,214 for the three months ended March 31, 1998, compared to $161,198 for the same period in 1997. This increase in research and development expense was primarily attributed to increased costs of developing new formulations and product applications and the ongoing experimentation expense associated with technological enhancements and product improvements. The Company expects to further increase its research and development expense for the remainder of 1998 in connection with its plans to continue to enhance and expand its product lines and manufacturing processes.

       Selling, general and administrative expense increased to $683,299 for the three months ended March 31, 1998, compared to $425,497 for the same period in 1997. This increase was primarily attributed to increased costs associated with being a public company and recruiting costs. The Company expects to further increase its selling, general and administrative expense during the remainder of 1998 in connection with its plans to further expand its sales force and administrative staff.

       Interest income increased to $406,291 for the three months ended March 31, 1998, compared to $21,917 for the same period in 1997. This increase was primarily due to the investment of net proceeds from the Company's sale of equity securities pending use of such proceeds for operating activities and expansion of its manufacturing facility.

       Income tax expense was $156,000 for the three months ended March 31, 1998, compared to zero for the same period in 1997. This expense was due to the foreign taxes withheld from license fees received from C.I. Kasei Co., Ltd. The payment of such taxes create a foreign tax credit which may be available to offset federal income taxes when the Company generates taxable income.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's cash, cash equivalents and investments amounted to $30,475,869 at March 31, 1998, compared to $1,451,208 at March 31, 1997. The net cash used in the Company's operating activities was $177,829 for the three months ended March 31, 1998, compared to $833,360 for the same period in 1997. The net cash used in operating activities for the three months ended March 31, 1998 was primarily for the further development of product applications, the funding of research and development activities, the funding of inventory levels and the payment of accounts payable, which was offset by the collection of accounts receivable and an increase in accrued liabilities. Net cash used in investing activities, including capital expenditures and purchases and sales of securities in which cash is invested pending its use for operating activities and expansion of the Company's manufacturing facility, amounted to $3,085,426 for the three months ended March 31, 1998, compared to net cash provided of $930,938 for the same period in 1997. Capital expenditures, primarily related to the further expansion of the Company's existing manufacturing facility and the purchase of operating equipment, amounted to $219,522 for the three months ended March 31, 1998, compared to $62,580 for the same period in 1997. No cash was used or provided through financing activities during the three month period ended March 31, 1998, while $267,844 was used for deferred offering costs during the same period in 1997.

       The Company believes that cash from operations and cash on hand, together with the net proceeds of its initial public offering of Common Stock consummated in December 1997, will be adequate to fund the Company's current operating plans for the foreseeable future. The Company's actual future capital requirements will depend, however, on many factors, including continued progress in its research and development activities and product testing programs, the magnitude of these activities and programs, the costs necessary to increase and expand the Company's manufacturing capabilities and to market any resulting materials and product applications, and customer acceptance of the Company's current and potential materials and product applications. Depending on future requirements, the Company may seek additional funding through public or private financing, collaborative relationships, government contracts or additional licensing agreements. There can be no assurance that such additional financing will be available on acceptable terms or at all, and any such additional financing could be dilutive to the Company's stockholders.

       At March 31, 1998, the Company had a net operating loss carryforward of approximately $14 million for income tax purposes. Because the Company may have experienced "ownership changes" within the meaning of the U.S. Internal Revenue Code (the "Internal Revenue Code") in connection with its various, prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2012. As a result of the annual limitation, a portion of this carryforward may expire before ultimately becoming available to reduce income tax liabilities. At March 31, 1998, the Company also had a foreign tax credit carryforward of $156,000, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire in 2012 if not utilized before that date.

IMPACT OF YEAR 2000

       The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

       The Company processes its transactions and applications utilizing personal computers. Based on a recent assessment, the Company determined that no significant modifications or replacements of its software or systems will be required to function properly with respect to dates in the year 2000 and thereafter. As of January 1, 1998, the Company only acquires software and invests in systems which are compliant with the year 2000 conventions.

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

SAFE HARBOR PROVISION

       Because the Company wants to provide investors with more meaningful and useful information, this Quarterly Report on Form 10-Q (the "Form 10-Q") contains, and incorporates by reference, certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended), that reflect the Company's current expectations regarding the future results of operations, performance and achievements of the Company. These forward- looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and contingencies include, without limitation, demand for, and acceptance of, the Company's nanocrystalline materials; changes in development and distribution relationships; the impact of competitive products and technologies; and the factors set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" in the Company's Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not applicable.

                          PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

       On November 26, 1997 (the "Effective Date") the Company's Registration Statement on Form S-1 (File No. 333-36937) relating to the Company's initial public offering of Common Stock (the "Offering") was declared effective by the Securities and Exchange Commission. Since the Effective Date, of its $28,837,936 of net proceeds from the Offering, the Company has used $219,522 for capital expenditures primarily related to the further expansion of the Company's existing manufacturing facility and the purchase of operating equipment. The remainder of the net proceeds has been invested by the Company, pending its use, in short-term, investment grade, interest-bearing obligations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       A.   EXHIBITS.

            Exhibit 11 - Statement regarding computation of loss per share
            Exhibit 27 - Financial Data Schedule

       B.   REPORTS ON FORM 8-K.

            The Company did not file any current reports on Form 8-K during the first quarter of 1998.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NANOPHASE TECHNOLOGIES CORPORATION


Date:  May 14, 1998                      By: /s/ ROBERT W. CROSS
                                             -----------------------------------
                                             Robert W. Cross
                                             President, Chief Executive Officer
                                             (principal executive officer) and
                                             a Director



Date:  May 14, 1998                       By: /s/ DENNIS J. NOWAK
                                             -----------------------------------
                                             Dennis J. Nowak
                                             Vice President-Finance and
                                             Administration, Chief Financial
                                             Officer, Treasurer and Secretary
                                             (principal financial and accounting
                                             officer)

                                 EXHIBIT INDEX

Exhibit
Number          Exhibit Name
------          ------------
11              Statement regarding computation of loss per share
27              Financial Data Schedule