Form 10-Q
period 1998-06-30
NANOPHASE TECHNOLOGIES CORPORATION
filed 1998-08-14
CIK 883107

 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                              ------------------



                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended:  JUNE 30, 1998

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


                              ------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      As of August 13, 1998, there were outstanding 12,555,907 shares of common stock, par value $.01, of the registrant.


 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------

                       NANOPHASE TECHNOLOGIES CORPORATION

                           QUARTER ENDED JUNE 30, 1998

                                      INDEX

                                                                                       PAGE
                                                                                       ----

PART I - FINANCIAL INFORMATION ...................................................       3
Item 1.  Financial Statements ....................................................       3
         Balance Sheets as of June 30, 1998 (unaudited) and December 31, 1997 ....       3
         Statements of Operations (unaudited) for the three months ended June
            30, 1998 and 1997 and the six months ended June 30, 1998 and 1997 ....       4
            Statements of Cash Flows (unaudited) for the six months ended
            June 30, 1998 and 1997 ...............................................       5
         Notes to Financial Statements ...........................................       6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations ..........................................................       8
Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..............      11

PART II - OTHER INFORMATION ...............................................  .....      12
Item 1.  Legal Proceedings ................................................ ......      12
Item 2.  Changes in Securities and Use of Proceeds ...............................      12
Item 4.  Submission of Matters to a Vote of Security Holders .....................      12
Item 6.  Exhibits and Reports on Form 8-K ........................................      13

SIGNATURES .......................................................................      14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       NANOPHASE TECHNOLOGIES CORPORATION

                                 BALANCE SHEETS



                                                                                    JUNE 30,       DECEMBER 31,
                                                                                      1998            1997
                                                                                   ----------      -----------
                                                                                   (UNAUDITED)
                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..................................................     $   570,209     $ 3,988,368
  Investments ................................................................      28,630,202      26,884,852
  Trade accounts receivable, less allowance for doubtful accounts
   of $85,000 in 1998 and $19,276 in 1997.....................................         555,380       1,641,489
  Inventories ................................................................       1,115,005         957,303
  Prepaid expenses and other current assets ..................................         121,462         112,138
                                                                                   -----------     -----------
   Total current assets ......................................................      30,992,258      33,584,150
Equipment and leasehold improvements, net ....................................       2,482,858       2,399,893
Other assets, net ............................................................         188,611         212,526
                                                                                   -----------     -----------
                                                                                   $33,663,727     $36,196,569
                                                                                   ===========     ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ...........................................................     $   403,277     $   930,397
  Accrued expenses ...........................................................       1,016,733         614,838
                                                                                   -----------     -----------
   Total current liabilities .................................................       1,420,010       1,545,235

CONTINGENT LIABILITIES .......................................................            --              --

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 24,088 shares authorized and
  no shares issued and outstanding............................................            --              --
Common stock, $.01 par value, 25,000,000 shares authorized;
  12,393,039 shares issued and outstanding at June 30, 1998 and
  12,277,467 shares issued and outstanding at December 31, 1997 ..............         123,930         122,775
Additional paid-in capital ...................................................      48,351,272      48,273,230
Accumulated deficit ..........................................................     (16,231,485)    (13,744,671)
                                                                                   -----------     -----------
  Total stockholders' equity .................................................      32,243,717      34,651,334
                                                                                   -----------     -----------
                                                                                   $33,663,727     $36,196,569
                                                                                   ===========     ===========






                      See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                               THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                               ---------------------------   ---------------------------
                                    1998         1997            1998            1997
                                 ---------    ---------      -----------     ------------
REVENUE:
  Product revenue..........    $   141,494   $   228,623     $   778,228     $    423,759
  Other revenue............         76,684       374,380         143,484          608,708
                               -----------   -----------     -----------     ------------
   Total revenue...........    $   218,178   $   603,003     $   921,712     $  1,032,467

OPERATING EXPENSE:
  Cost of revenue..........    $   687,995   $ 1,059,204     $ 1,656,707     $  2,162,081
  Research and development
  expense..................        601,808       215,334         791,022          376,532
  Selling, general and
  administrative expense...        909,364       765,995       1,592,663        1,191,492
                               -----------   -----------     -----------     ------------
  Total operating expense..      2,199,167     2,040,533       4,040,392        3,730,105
                               -----------   -----------     -----------     ------------
Loss from operations.......     (1,980,989)   (1,437,530)     (3,118,680)      (2,697,638)
Interest income............        381,575         9,830         787,866           31,747
                               -----------   -----------     -----------     ------------
Loss before provision for
income taxes...............     (1,599,414)   (1,427,700)     (2,330,814)      (2,665,891)
Provision for income taxes.        --            --             (156,000)         --
                               -----------   -----------     -----------     ------------
Net loss...................    $(1,599,414)  $(1,427,700)    $(2,486,814)      (2,665,891)
                               ===========   ===========     ===========     ============

Net loss per share.........    $     (0.13)  $    (18.40)    $     (0.20)    $     (34.36)
                               ===========   ===========     ===========     ============

Weighted average number of
common shares outstanding..     12,310,154        77,586      12,293,900           77,586
                               ===========   ===========     ===========     ============

Pro forma net loss
per share..................    $   n/a       $     (0.19)    $   n/a         $      (0.36)
                               ===========   ===========     ===========     ============

Pro forma weighted average
number of common shares
outstanding................        n/a         7,490,238          n/a           7,488,100
                               ===========   ===========     ===========     ============







                      See Notes to Financial Statements.

                      NANOPHASE TECHNOLOGIES CORPORATION

                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                               SIX MONTHS ENDED JUNE 30,
                                                               -------------------------
                                                                 1998           1997
                                                             ------------    -----------
OPERATING ACTIVITIES:
Net Loss................................................     $ (2,486,814)   $(2,665,891)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation and amortization........................          238,849        200,469
  Changes in assets and liabilities related to
   operations:
   Trade accounts receivable............................        1,086,109       (490,940)
   Inventories..........................................         (157,702)        24,931
   Prepaid expense and other assets.....................           13,010         38,535
   Accounts payable.....................................         (527,120)       562,205
   Accrued liabilities..................................          401,895        423,392
                                                             ------------    -----------
Net cash used in operating activities...................       (1,431,773)    (1,907,299)

INVESTING ACTIVITIES:
Acquisition of equipment and leasehold improvements.....         (320,233)      (173,850)
Purchases of held-to-maturity investments...............     (112,743,273)    (3,965,214)
Maturities of held-to-maturity investments..............      110,997,923      5,963,002
                                                             ------------    -----------
Net cash (used in) provided by investing activities.....       (2,065,583)     1,823,938

FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of offering costs..         --            1,956,287
Proceeds from exercise of stock options.................           79,197       --
                                                             ------------    -----------
Net cash provided by financing activities...............           79,197      1,956,287

(Decrease) increase in cash and cash equivalents........       (3,418,159)     1,872,926
Cash and cash equivalents at beginning of period........        3,988,368        617,204
                                                             ------------    -----------

Cash and cash equivalents at end of period..............     $    570,209    $ 2,490,130
                                                             ============    ===========


                       See Notes to Financial Statements.

                      NANOPHASE TECHNOLOGIES CORPORATION

                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

(1) BASIS OF PRESENTATION
      The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (the "Company") reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

      These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

(2) DESCRIPTION OF BUSINESS
      The Company was incorporated on November 30, 1989, for the purpose of developing nanocrystalline materials for commercial production and sale in domestic and international markets. The Company was in its development stage for the period from inception through December 31, 1996. The Company began full-scale production in early 1997 at which time it no longer was a development stage company. The Company issued shares of its common stock ("Common Stock") in its initial public offering consummated on December 2, 1997 (the "Offering").

      In the course of its corporate development, the Company has experienced net losses and negative cash flows from operations. Historically, the Company has funded its operations primarily through the issuance of equity securities.

      Revenue from foreign customers approximated $169,500 and $255,500 for the six months ended June 30, 1998 and 1997, respectively.

(3) INVESTMENTS
      Investments consist of U.S. Treasury bills, government bonds and commercial paper with an estimated fair value of $28,630,000 at June 30, 1998 and $26,885,000 at December 31, 1997. All investments have been classified as held-to-maturity and mature within a twelve month period.

(4) INVENTORIES
      Inventories consist of the following:

                                                  JUNE 30, 1998 DECEMBER 31, 1997
                                                  ------------- -----------------
RAW MATERIALS.....................................$    384,081    $     379,505
FINISHED GOODS....................................     730,924          577,798
                                                   -----------    -------------
                                                  $  1,115,005    $     957,303
                                                   ===========    =============

(5) RESEARCH AND DEVELOPMENT EXPENSE

      Expenditures for research and development activities are charged to operations as incurred by the Company. In March 1998, the Company entered into certain research and development arrangements with two separate entities to further develop end use products utilizing nanocrystalline materials. Both arrangements are short-term in nature. Expenditures related to these arrangements in the amount of $425,000 have been incurred by the Company during the three and six months ended June 30, 1998 and are included as a charge to research and development expense in the Statements of Operations.

(6) STOCK OPTIONS

      During the three months ended June 30, 1998, options to purchase 115,572 shares of Common Stock were exercised for $79,197.

(7) CONTINGENT LIABILITIES

      The Company, certain of its officers and directors, and the underwriters of the Offering have received notice that several complaints have been filed against them in federal court. The complaints allege that the Company, the named officers and directors, and the named underwriters are liable under federal securities laws for making material misstatements of fact or omitting to state material facts in the Company's Registration Statement and Prospectus relating to the Offering. The complaints also allege that the actions should be maintained as plaintiff class actions on behalf of certain persons who purchased the Company's Common Stock from November 26, 1997 through January 8, 1998. The complaints are each seeking unquantified damages as provided for under the federal securities laws, pre- and post-judgment interest, attorneys' fees, expert witness fees, other costs and expenses and such other and further relief as the Court may find proper. In addition, two of the complaints seek rescission and/or rescissory damages relating to purchases of the Common Stock, as provided for under federal securities laws. The Company has retained counsel for itself and the named officers and directors, and intends to defend the complaints vigorously. Although the Company believes the allegations are without merit, it is unable to predict at this time the outcome of these complaints or whether their resolution could have a material adverse effect on the Company's results of operations, cash flows or financial condition.

(8) SUBSEQUENT EVENTS

      In July 1998, options to purchase 8,731 shares of Common Stock were exercised for $10,485. In addition, a stockholder which is controlled by a director of the Company, exercised warrants representing 232,491 shares of Common Stock in a cashless exchange of the warrants for 162,868 shares of Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      From its inception in November 1989 through December 31, 1996, Nanophase Technologies Corporation (the "Company") was in the development stage. During that period, the Company primarily focused on the development of its manufacturing processes in order to transition from laboratory-scale to commercial-scale production. As a result, the Company developed an operating capacity to produce significant quantities of its nanocrystalline materials for commercial sale. The Company was also engaged in the development of commercial applications and formulations and the recruiting of marketing, technical and administrative personnel. Since January 1, 1997, the Company has been engaged in commercial production and sales of its nanocrystalline materials, and the Company no longer considers itself in the development stage. All of the Company's revenue since January 1, 1997 has been generated through commercial sources. From inception through June 30, 1998, the Company was primarily capitalized through the private offering of approximately $19,558,069 of equity securities and its initial public offering of $28,837,936 of the Company's common stock ("Common Stock"), each net of issuance costs. The Company has incurred cumulative losses of $16,231,485 from inception to June 30, 1998.

RESULTS OF OPERATIONS

      Revenue is recorded when the Company ships products, when specific milestones are met regarding development arrangements or when the Company licenses its technology and transfers proprietary information. Total revenue decreased to $218,178 and $921,712 for the three and six months, respectively, ended June 30, 1998, compared to $603,003 and $1,032,467 for the same periods in 1997. The decrease in total revenue for the three month period was primarily attributed to a reduction in product shipments and development revenue, while the decrease in total revenue for the six month period was primarily attributed to a reduction in development revenue, partially offset by increased product shipments. Revenue from product shipments decreased to $141,494 and increased to $778,228 for the three and six months, respectively, ended June 30, 1998, compared to $228,623 and $423,759 for the same periods in 1997. Other revenue decreased to $76,684 and $143,484 for the three and six months, respectively, ended June 30, 1998, compared to $374,380 and $608,708 for the same periods in 1997. The majority of the revenue generated during the three and six months ended June 30, 1998 was from customers in the electronics and structural ceramics and composites markets.

      Cost of revenue generally includes costs associated with commercial production, customer development arrangements and licensing fees. Cost of revenue decreased to $687,995 and $1,656,707 for the three and six months, respectively, ended June 30, 1998, compared to $1,059,204 and $2,162,081 for the same periods in 1997. These decreases in cost of revenue were generally attributed to increased efficiencies in the manufacture of the Company's products and the reduced cost of development activities, somewhat offset by inefficiencies in the Company's coating operations and increased net shaping costs. Cost of revenue as a percentage of total revenue increased for the three months ended June 30, 1998, compared to the same period in 1997, due primarily to the decrease in total revenue and its relation to fixed costs. Cost of revenue as a percentage of total revenue decreased for the six months ended June 30, 1998, compared to the same period in 1997, because of the increased efficiencies in the Company's manufacturing processes.

      Research and development expense primarily consists of costs associated with the Company's development or acquisition of new product applications and coating formulations and the cost of enhancing the Company's manufacturing processes. Research and development expense increased to $601,808 and $791,022 for the three and six months, respectively, ended June 30, 1998, compared to

$215,334 and $376,532 for the same periods in 1997. These increases in research and development expense were primarily attributed to $425,000 of costs related to arrangements with outside parties to further develop end use products utilizing nanocrystalline materials, slightly offset by reductions in internal costs regarding the development of new formulations and product applications. The Company expects to further increase its research and development expense for the remainder of 1998 in connection with its plans to continue to enhance and expand its product lines and manufacturing processes.

      Selling, general and administrative expense increased to $909,364 and $1,592,663 for the three and six months, respectively, ended June 30, 1998, compared to $765,995 and $1,191,492 for the same periods in 1997. The selling, general and administrative expense for the three and six months ended June 30, 1997 included a one-time cost of $375,103 related to a public offering withdrawn in May 1997. Excluding such one-time charge, selling, general and administrative expense increased by $518,472 and $776,274 in the three and six months, respectively, ended June 30, 1998, compared to the same periods in 1997. These increases were primarily attributed to increased costs associated with being a public company, costs associated with registering shares of Common Stock underlying options, costs related to ongoing investor relation programs, additional legal expenses, salaries of additional sales personnel and increased recruiting costs. The Company expects to further increase its selling, general and administrative expense during the remainder of 1998 in connection with its plans to further expand its sales force and administrative staff.

      Interest income increased to $381,575 and $787,866 for the three and six months, respectively, ended June 30, 1998, compared to $9,830 and $31,747 for the same periods in 1997. These increases were primarily due to the investment of net proceeds from the Company's sale of equity securities pending use of such proceeds for operating activities and expansion of its manufacturing facility.

      Income tax expense was $0 and $156,000 for the three and six months, respectively, ended June 30, 1998, compared to $0 for the same periods in 1997. The 1998 expense was due to the foreign taxes withheld from license fees received from C.I. Kasei Co., Ltd. The payment of such taxes creates a foreign tax credit which may be available to offset federal income taxes when the Company generates taxable income.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash, cash equivalents and investments amounted to $29,200,411 at June 30, 1998, compared to $30,873,220 at December 31, 1997. The net cash used in the Company's operating activities was $1,431,773 for the six months ended June 30, 1998, compared to $1,907,299 for the same period in 1997. The net cash used in operating activities for the six months ended June 30, 1998 was primarily for the further development of product applications, the funding of research and development activities, the funding of inventory levels and the payment of accounts payable, which was offset by the collection of accounts receivable and an increase in accrued liabilities. Net cash used in investing activities, including capital expenditures and purchases and sales of securities in which cash is invested pending its use for operating activities and expansion of the Company's manufacturing facility, amounted to $2,065,583 for the six months ended June 30, 1998, compared to net cash provided of $1,823,938 for the same period in 1997. Capital expenditures, primarily related to the further expansion of the Company's existing manufacturing facility and the purchase of operating equipment, amounted to $320,233 for the six months ended June 30, 1998, compared to $173,850 for the same period in 1997. Net cash provided by financing activities, which related to the exercise of options for 115,572 shares of Common Stock, amounted to $79,197 for the six months ended June 30, 1998, compared to $1,956,287, which related to the net proceeds from the issuance of preferred stock, for the same period in 1997.

      The Company believes that cash from operations and cash on hand, together with the net proceeds of its initial public offering of Common Stock consummated in December 1997, will be adequate to fund the Company's current operating plans. The Company's actual future capital requirements will depend, however, on many factors, including customer acceptance of the Company's current and potential materials and product applications, continued progress in the Company's research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand the Company's manufacturing capabilities and to market and sell the Company's materials and product applications. Depending on future requirements, the Company may seek additional funding through public or private financing, collaborative relationships, government contracts or additional licensing agreements. There can be no assurance that such additional financing will be available on acceptable terms or at all, and any such additional financing could be dilutive to the Company's stockholders.

      At June 30, 1998, the Company had a net operating loss carryforward of approximately $15.6 million for income tax purposes. Because the Company may have experienced "ownership changes" within the meaning of the U.S. Internal Revenue Code (the "Internal Revenue Code") in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2012. As a result of the annual limitation, a portion of this carryforward may expire before ultimately becoming available to reduce income tax liabilities. At June 30, 1998, the Company also had a foreign tax credit carryforward of $156,000, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire in 2012 if not utilized before that date.

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

LEGAL PROCEEDINGS

      As disclosed in Note 7 to the Financial Statements and under Item 1. Legal Proceedings in Part II, five complaints have been filed against the Company, certain of its officers and directors, and the underwriters of the Company's initial public offering of Common Stock alleging violations of federal securities laws. The complaints are each seeking unquantified damages as provided for under the federal securities laws, pre- and post-judgment interest, attorneys' fees, expert witness fees, other costs and expenses and such other and further relief as the Court may find proper. In addition, two of the complaints seek rescission and/or rescissory damages relating to purchases of the Common Stock, as provided for under federal securities laws. The Company has retained counsel for itself and the named officers and directors, and intends to defend the complaints vigorously. Although the Company believes the allegations are without merit, it is unable to predict at this time the outcome of these complaints or whether their resolution could have a material adverse effect on the Company's results of operations, cash flows or financial condition.

SAFE HARBOR PROVISION

      Because the Company wants to provide investors with more meaningful and useful information, this Quarterly Report on Form 10-Q (the "Form 10-Q") contains, and incorporates by reference, certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended), that reflect the Company's current expectations regarding the future results of operations, performance and achievements of the Company. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and contingencies include, without limitation, demand for, and acceptance of, the Company's nanocrystalline materials and product applications; changes in development and distribution relationships; the impact of competitive products and technologies; and the factors set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Beginning on June 4, 1998 and up until the date hereof, five separate complaints have been filed in the United States District Court for the Northern District of Illinois, Eastern Division, each of which alleges that the Company, certain of its officers and directors and the underwriters of the Company's initial public offering of Common Stock (the "Offering") are liable under federal securities laws for making material misstatements of fact or omitting to state material facts necessary to make other statements of fact not misleading in the Registration Statement and Prospectus relating to the Offering. The complaints were filed by Laurence D. Paskowitz, Barry Pinkowitz, Jeffrey F. Abraham, Marvin and Linda Jacobs and Christopher Germano on June 4, 1998, June 8, 1998, June 10, 1998, July 8, 1998 and July 15, 1998, respectively. Each of the five complaints alleges that the actions should be maintained as plaintiff class actions on behalf of all persons who purchased the Company's Common Stock from November 26, 1997 through January 8, 1998, excluding the defendants, members of their immediate families, any entity in which a defendant has a controlling interest and certain others related to or affiliated with the foregoing. The complaints filed by Mr. Paskowitz and Mr. Germano also allege that the actions described therein should be maintained as defendant class actions against all of the underwriters who were involved in the Offering. The complaints each seek unquantified damages as provided for under the federal securities laws, pre- and post-judgment interest, attorneys' fees, expert witness fees, other costs and expenses and such other and further relief as the Court may find proper. In addition, the complaints filed by Mr. and Mrs. Jacobs and Mr. Germano seek rescission and/or rescissory damages relating to purchases of the Common Stock, as provided for under federal securities laws. The Company has retained counsel for itself and the named officers and directors and intends to defend the complaints vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On November 26, 1997 (the "Effective Date") the Company's Registration Statement on Form S-1 (File No. 333-36937) relating to the Offering was declared effective by the Securities and Exchange Commission. Since the Effective Date, of its $28,837,936 of net proceeds from the Offering, the Company has used $320,233 for capital expenditures primarily related to the further expansion of the Company's existing manufacturing facility and the purchase of operating equipment. The remainder of the net proceeds has been invested by the Company, pending its use, in short-term, investment grade, interest-bearing obligations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      a) The 1998 Annual Meeting of Stockholders of the Company was held on June 10, 1998.
      b) The stockholders voted to re-elect two Class I directors to the Company's Board of Directors. Results of the voting were as follows:


    Directors                 For      Authority Withheld    Abstentions    Broker Non-Votes
    ---------                 ---      ------------------    -----------    ----------------
Robert W. Cross              10,088,181        38,083              __                __

Robert W. Shaw, Jr., Ph.D.   10,087,681        38,583              __                __


      Leonard A. Batterson, Steven Lazarus, Donald S. Perkins and Richard W. Siegel, Ph.D. continued their terms of office as directors of the Company after the 1998 Annual Meeting of Stockholders.

      c) The stockholders also voted to ratify the appointment by the Company's Board of Directors of Ernst & Young LLP as the independent auditors of the Company's financial statements for the year ended December 31, 1998. Results of the voting were as follows:

         For               Against          Abstentions      Broker Non-Votes
         ---               -------          -----------      ----------------
      10,067,884           20,193              38,187               __




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      A.    EXHIBITS.
            Exhibit 11 - Statement Regarding Computation of Loss per Share
            Exhibit 27 - Financial Data Schedule

      B.    REPORTS ON FORM 8-K.
            The Company did not file any Current Reports on Form 8-K during the second quarter of 1998.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NANOPHASE TECHNOLOGIES CORPORATION


Date:  August 14, 1998          By:   /s/ ROBERT W. CROSS
                                      ------------------------
                                Robert W. Cross
                                President, Chief Executive Officer (principal
                                executive officer) and a Director



Date:  August 14, 1998          By:   /s/ DENNIS J. NOWAK
                                      ------------------------
                                Dennis J. Nowak
                                Vice President-Finance and Administration,
                                Chief Financial Officer, Treasurer and Secretary
                                (principal financial and accounting officer)

                                 EXHIBIT INDEX
                                 -------------
Exhibit
Number      Exhibit Name
-------     ------------

11          Statement Regarding Computation of Loss per Share
27          Financial Data Schedule