Form 10-Q
period 1998-09-30
NANOPHASE TECHNOLOGIES CORPORATION
filed 1998-11-16
CIK 883107

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              -------------------



                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: SEPTEMBER 30, 1998

                         Commission File Number: 0-22333


                       NANOPHASE TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                              36-3687863
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                453 COMMERCE STREET, BURR RIDGE, ILLINOIS 60521
             (Address of principal executive offices, and zip code)

       Registrant's telephone number, including area code: (630) 323-1200


                              -------------------



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         As of November 13, 1998, there were outstanding 12,564,638 shares of common stock, par value $.01, of the registrant.


================================================================================

                       NANOPHASE TECHNOLOGIES CORPORATION

                        QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX


                                                                                                               PAGE

PART I - FINANCIAL INFORMATION..................................................................................  3
     Item 1.   Financial Statements.............................................................................  3
               Balance Sheets as of September 30, 1998 (unaudited) and December 31, 1997........................  3
               Statements of Operations (unaudited) for the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997................................  4
               Statements of Cash Flows (unaudited) for the nine months ended September 30, 1998 and 1997......................................................................................  5
               Notes to Financial Statements....................................................................  6
     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
               Operations ......................................................................................  8
     Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................................... 12

PART II - OTHER INFORMATION..................................................................................... 13
     Item 1.   Legal Proceedings................................................................................ 13
     Item 2.   Changes in Securities and Use of Proceeds........................................................ 13
     Item 6.   Exhibits and Reports on Form 8-K................................................................. 13

SIGNATURES...................................................................................................... 14

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                       NANOPHASE TECHNOLOGIES CORPORATION

                                 BALANCE SHEETS

                                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                                     1998              1997
                                                                                ---------------   --------------
                                                                                  (UNAUDITED)
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..................................................     $   1,098,278    $   3,988,368
  Investments................................................................        26,504,632       26,884,852
  Trade accounts receivable, less allowance for doubtful accounts
    of $85,000 at September 30, 1998 and $19,276 at December 31, 1997........           463,384        1,641,489
  Inventories................................................................         1,192,039          957,303
  Prepaid expenses and other current assets..................................           107,580          112,138
                                                                                ---------------   --------------
    Total current assets.....................................................        29,365,913       33,584,150
Equipment and leasehold improvements, net................................             2,481,965        2,399,893
Other assets, net........................................................               184,632          212,526
                                                                                ---------------   --------------
                                                                                    $32,032,510      $36,196,569
                                                                                ===============   ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable...........................................................     $     235,936     $    930,397
  Accrued expenses...........................................................           963,224          614,838
                                                                                ---------------   --------------
    Total current liabilities................................................         1,199,160        1,545,235

CONTINGENT LIABILITIES..................................................                    --                --

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 24,088 shares authorized and
  no shares issued and outstanding...........................................               --                --
Common stock, $.01 par value, 25,000,000 shares authorized;
  12,564,638 shares issued and outstanding at September 30, 1998 and
  12,277,467 shares issued and outstanding at December 31, 1997..............           125,646          122,775
Additional paid-in capital.................................................          48,360,040       48,273,230
Accumulated deficit........................................................         (17,652,336)     (13,744,671)
                                                                                ---------------   --------------
  Total stockholders' equity.................................................        30,833,350       34,651,334
                                                                                ---------------   --------------
                                                                                  $  32,032,510     $ 36,196,569
                                                                                ===============   ==============






                       See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                            ---------------------------------   --------------------------------
                                                  1998              1997             1998              1997
                                            -----------------   -------------   ---------------   --------------
REVENUE:
 Product revenue........................     $         180,568   $     454,024   $       958,796   $      877,783
  Other revenue.........................                   --         758,924           143,484        1,367,632
                                            -----------------   -------------   ---------------   --------------
    Total revenue.......................    $         180,568   $   1,212,948   $     1,102,280   $    2,245,415

OPERATING EXPENSE:
  Cost of revenue.......................    $         668,616   $   1,159,207   $     2,325,323   $    3,321,288
  Research and development expense......              344,657         194,678         1,135,679          571,210
  Selling, general and administrative
  expense...............................              969,761         523,233         2,562,424        1,714,725
                                            -----------------   -------------   ---------------   --------------
    Total operating expense.............            1,983,034       1,877,118         6,023,426        5,607,223
                                            -----------------   -------------   ---------------   --------------
Loss from operations....................           (1,802,466)       (664,170)       (4,921,146)      (3,361,808)
Interest income.........................              381,615          25,645         1,169,481           57,392
                                            -----------------   -------------   ---------------   --------------
Loss before provision for income taxes             (1,420,851)       (638,525)       (3,751,665)      (3,304,416)
Provision for income taxes..............             --                --               156,000          --
                                            -----------------   -------------   ---------------   --------------
Net loss................................    $      (1,420,851)  $    (638,525)  $    (3,907,665)  $   (3,304,416)
                                            =================   =============   ===============   ==============

Net loss per share......................    $          (0.11)        n/a            $     (0.32)        n/a
                                            =================   =============   ===============   ==============

Weighted average number of common
shares outstanding......................           12,507,068          n/a           12,365,738        n/a
                                            =================   =============   ===============   ==============

Pro forma net loss per share............           n/a          $       (0.08)         n/a        $        (0.43)
                                            =================   =============   ===============   ==============

Pro forma weighted average number of
common shares outstanding...............           n/a              8,007,392         n/a              7,663,100
                                            =================   =============   ===============   ==============






                       See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                              ----------------------------------
                                                                                    1998              1997
                                                                              ----------------   ---------------
OPERATING ACTIVITIES:

Net loss...................................................................   $     (3,907,665)  $   (3,304,416)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization..........................................            368,769          301,945
  Changes in assets and liabilities related to operations:
    Trade accounts receivable..............................................          1,178,105       (1,051,705)
    Inventories............................................................           (234,736)         (58,610)
    Prepaid expense and other assets.......................................             29,491            30,052
    Accounts payable.......................................................           (694,461)          534,953
    Accrued liabilities....................................................            348,386           824,140
                                                                              ----------------   ---------------
Net cash used in operating activities..................................             (2,912,111)       (2,723,641)

INVESTING ACTIVITIES:
Acquisition of equipment and leasehold improvements....................               (447,880)         (763,276)
Purchases of held-to-maturity investments..............................           (150,850,078)       (7,960,981)
Maturities of held-to-maturity investments.............................            151,230,298         7,957,340
Increase in asset held in trust........................................               --                  (1,151)
                                                                              ----------------   ---------------
Net cash used in investing activities..................................                (67,660)         (768,068)

FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of offering costs.................               --               3,770,882
Deferred offering costs................................................               --                (125,673)
Proceeds from exercise of stock options................................                 89,681         --
                                                                              ----------------   ---------------
Net cash provided by financing activities..............................                 89,681         3,645,209

(Decrease) increase in cash and cash equivalents.......................             (2,890,090)          153,500
Cash and cash equivalents at beginning of period.......................              3,988,368           617,204
                                                                              ----------------   ---------------

Cash and cash equivalents at end of period.............................       $      1,098,278       $   770,704
                                                                              ================   ===============








                       See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (the "Company") reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

         These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

(2) DESCRIPTION OF BUSINESS

         The Company was incorporated on November 30, 1989, for the purpose of developing nanocrystalline materials for commercial production and sale in domestic and international markets. The Company was in its development stage for the period from inception through December 31, 1996. The Company ended its development stage when the Company began full-scale production in early 1997. The Company issued shares of its common stock ("Common Stock") in its initial public offering consummated on December 2, 1997 (the "Offering").

         In the course of its corporate development, the Company has experienced net losses and negative cash flows from operations. Historically, the Company has funded its operations primarily through the issuance of equity securities.

         Revenue from foreign customers approximated $226,500 and $277,400 for the nine months ended September 30, 1998 and 1997, respectively.

(3) INVESTMENTS

         Investments consist of U.S. Treasury bills, government bonds and commercial paper with an estimated fair value of $26,505,000 at September 30, 1998 and $26,885,000 at December 31, 1997. All investments have been classified as held-to-maturity and mature within a twelve month period.

(4) INVENTORIES

         Inventories consist of the following:

                                                                           SEPTEMBER 30, 1998  DECEMBER 31, 1997
                                                                           -----------------   -----------------

RAW MATERIALS...........................................................  $          377,503   $         379,505
FINISHED GOODS..........................................................             814,536             577,798
                                                                           -----------------   -----------------
                                                                          $        1,192,039   $         957,303
                                                                           =================   =================

(5) RESEARCH AND DEVELOPMENT EXPENSE

         Expenditures for research and development activities are charged to operations as incurred by the Company. The Company has entered into certain research and development arrangements with separate entities to further develop end-use products utilizing nanocrystalline materials. Expenditures related to these arrangements in the amount of $150,000 and $575,000 have been incurred by the Company during the three and nine months, respectively, ended September 30, 1998 and are included as a charge to research and development expense in the Statements of Operations.

(6) STOCK OPTIONS AND WARRANTS

         During the three months ended September 30, 1998, options to purchase 8,731 shares of Common Stock were exercised for $10,484.

         During the three months ended September 30, 1998, a stockholder which is controlled by a director of the Company exercised warrants representing 232,491 shares of Common Stock in a cashless exchange of the warrants for 162,868 shares of Common Stock.

(7) CONTINGENT LIABILITIES

         The Company, certain of its officers and directors, and the underwriters of the Offering previously were named as defendants in five separate complaints filed in five separate cases in federal court. In an order entered by the Court, those cases were consolidated and a consolidated complaint was filed on October 30, 1998. The consolidated complaint alleges that the Company, the named officers and directors, and the underwriters of the Offering are liable under the federal securities laws for making material misstatements of fact and omitting and failing to state material facts in the Company's Registration Statement and Prospectus relating to the Offering. The consolidated complaint also alleges that the action should be maintained as (1) a plaintiff class action on behalf of certain persons who purchased the Company's Common Stock from November 26, 1997 through January 8, 1998, and (2) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint seeks unquantified damages as provided for under the federal securities laws, pre- and post-judgment interest, attorneys' fees, expert witness fees, other costs and expenses and such other and further relief as the Court may find proper. In addition, the consolidated complaint seeks rescission and/or rescissory damages relating to purchases of the Common Stock, as provided for under federal securities laws. The Company has retained counsel for itself and the named officers and directors, and intends to defend this litigation vigorously. In August 1998, the Company received a request for indemnification from the underwriters of the Offering pursuant to the underwriting agreement for the Offering. In response to such request, the Company has agreed to be responsible for the underwriters' attorneys' fees with respect to the litigation. Although the Company believes that the allegations of the consolidated complaint are without merit, it is unable to predict at this time the outcome of this litigation or whether its resolution could have a material adverse effect on the Company's results of operations, cash flows or financial condition.

(8) SUBSEQUENT EVENTS

         On October 27, 1998, the Company announced its adoption of a stockholder rights plan. Pursuant to the plan, preferred stock purchase rights were distributed on November 10, 1998, at the rate of one right for each outstanding share of Common Stock, to stockholders of record on that date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         From its inception in November 1989 through December 31, 1996, Nanophase Technologies Corporation (the "Company") was in the development stage. During that period, the Company primarily focused on the development of its manufacturing processes in order to transition from laboratory-scale to commercial-scale production. As a result, the Company developed an operating capacity to produce significant quantities of its nanocrystalline materials for commercial sale. The Company was also engaged in the development of commercial applications and formulations and the recruiting of marketing, technical and administrative personnel. Since January 1, 1997, the Company has been engaged in commercial production and sales of its nanocrystalline materials, and the Company no longer considers itself in the development stage. All of the Company's revenue since January 1, 1997 has been generated through commercial sources. From inception through September 30, 1998, the Company was primarily capitalized through the private offering of approximately $19,558,069 of equity securities and its initial public offering of $28,837,936 of the Company's common stock ("Common Stock"), each net of issuance costs. The Company has incurred cumulative losses of $17,652,336 from inception to September 30, 1998.

RESULTS OF OPERATIONS

         Revenue is recorded when the Company ships products, when specific milestones are met regarding development arrangements or when the Company licenses its technology and transfers proprietary information. Total revenue decreased to $180,568 and $1,102,280 for the three and nine months, respectively, ended September 30, 1998, compared to $1,212,948 and $2,245,415 for the same periods in 1997. The decrease in total revenue for the three month period was primarily attributed to a reduction in product shipments and development revenue, while the decrease in total revenue for the nine month period was primarily attributed to a reduction in development revenue, partially offset by increased product shipments. Revenue from product shipments decreased to $180,568 and increased to $958,796 for the three and nine months, respectively, ended September 30, 1998, compared to $454,024 and $877,783 for the same periods in 1997. Other revenue decreased to $0 and $143,484 for the three and nine months, respectively, ended September 30, 1998, compared to $758,924 and $1,367,632 for the same periods in 1997. The majority of the revenue generated during the three and nine months ended September 30, 1998 was from customers in the electronics and structural ceramics and composites markets.

         Cost of revenue generally includes costs associated with commercial production, customer development arrangements and licensing fees. Cost of revenue decreased to $668,616 and $2,325,323 for the three and nine months, respectively, ended September 30, 1998, compared to $1,159,207 and $3,321,288 for the same periods in 1997. These decreases in cost of revenue were generally attributed to a reduction in product shipments, increased efficiencies in the manufacture of the Company's products and the reduced cost of development activities, somewhat offset by inefficiencies in the Company's coating operations and increased net shaping costs. Cost of revenue as a percentage of total revenue increased for the three and nine months ended September 30, 1998, compared to the same periods in 1997, due primarily to the decrease in total revenue and its relation to fixed costs.

         Research and development expense primarily consists of costs associated with the Company's development or acquisition of new product applications and coating formulations and the cost of enhancing the Company's manufacturing processes. Research and development expense increased to $344,657 and $1,135,679 for the three and nine months, respectively, ended September 30, 1998, compared to $194,678 and $571,210 for the same periods in 1997. These increases in research and development expense were primarily attributed to increased costs related to arrangements with outside parties to further develop end use products utilizing nanocrystalline materials, slightly offset by reductions in internal costs regarding the development of new formulations and product applications. The Company expects to further increase its research and development expense for the remainder of 1998 in connection with its plans to continue to enhance and expand its product lines and manufacturing processes.

         Selling, general and administrative expense increased to $969,761 and $2,562,424 for the three and nine months, respectively, ended September 30, 1998, compared to $523,233 and $1,714,725 for the same periods in 1997. The selling, general and administrative expense for the nine months ended September 30, 1997 included a one-time charge of $375,103 related to a public offering withdrawn in May 1997. Excluding such one-time charge, selling, general and administrative expense increased by $1,222,802 in the nine months ended September 30, 1998, compared to the same period in 1997. The selling, general and administrative expense increased by $446,528 in the three months ended September 30, 1998, compared to the same period in 1997. These net increases were primarily attributed to increased costs associated with being a public company, costs related to ongoing investor relation programs, additional legal expenses, salaries of additional sales personnel and increased recruiting costs. The Company expects to further increase its selling, general and administrative expense during the remainder of 1998 in connection with its plans to further expand its sales force and administrative staff.

         Interest income increased to $381,615 and $1,169,481 for the three and nine months, respectively, ended September 30, 1998, compared to $25,645 and $57,392 for the same periods in 1997. These increases were primarily due to the investment of net proceeds from the Company's sale of equity securities pending use of such proceeds for operating activities and expansion of its manufacturing facility.

         Income tax expense was $0 and $156,000 for the three and nine months, respectively, ended September 30, 1998, compared to $0 for the same periods in 1997. The 1998 expense was due to the foreign taxes withheld from license fees received from C.I. Kasei Co., Ltd. The payment of such taxes creates a foreign tax credit which may be available to offset federal income taxes when the Company generates taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and investments amounted to $27,602,910 at September 30, 1998, compared to $30,873,220 at December 31, 1997.
The net cash used in the Company's operating activities was $2,912,111 for the nine months ended September 30, 1998, compared to $2,723,641 for the same period in 1997. The net cash used in operating activities for the nine months ended September 30, 1998 was primarily for the further development of product applications, the funding of research and development activities, the funding of inventory levels and the payment of accounts payable, which was offset by the collection of accounts receivable and an increase in accrued liabilities. Net cash used in investing activities, including capital expenditures and purchases of securities in which cash is invested pending its use for operating activities and expansion of the Company's manufacturing facility offset by maturities of such securities, amounted to $67,660 for the nine months ended September 30, 1998, compared to $768,068 for the same period in 1997. Capital expenditures, primarily related to the further expansion of the Company's existing manufacturing facility and the purchase of operating equipment, amounted to $447,880 for the nine months ended September 30,

1998, compared to $763,276 for the same period in 1997. Net cash provided by financing activities, which related to the exercise of options for 124,303 shares of Common Stock, amounted to $89,681 for the nine months ended September 30, 1998, compared to $3,645,209, which related to the net proceeds from the issuance of preferred stock, for the same period in 1997.

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

         At September 30, 1998, the Company had a net operating loss carryforward of approximately $16.9 million for income tax purposes. Because the Company may have experienced "ownership changes" within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2012. As a result of the annual limitation, a portion of this carryforward may expire before ultimately becoming available to reduce income tax liabilities. At September 30, 1998, the Company also had a foreign tax credit carryforward of $156,000, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire in 2012 if not utilized before that date.

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

         The Company has identified the following areas as possibly being affected by the Year 2000 Issue: (1) IT and non-IT systems, (2) manufacturing applications and (3) third-party relationships. For each of these areas, the Company is in the process of identifying and assessing specific software, equipment and systems which are potentially susceptible to the Year 2000 Issue. The Company expects to develop and implement corrective actions, if necessary, to ensure that by September 30, 1999 its software, equipment and systems will function properly with respect to dates in the year 2000 and thereafter. The Company believes the total cost of such year 2000 compliance activities will not be material. The Company believes that it has no material exposure to contingencies related to the Year 2000 Issue for the products it has sold to date.

         The Company processes its transactions and applications utilizing personal computers. In addition, the Company's telephone system, fax machines, payroll, alarm systems and other miscellaneous systems utilize computer equipment and software. The Company is identifying which software and equipment needs to be upgraded. Based on its assessment to date, the Company does not believe that significant modifications or replacements of its software or systems will be required to be year 2000 compliant. As of January 1, 1998, the Company only acquires software and invests in systems which are year 2000 compliant.

         The Company's manufacturing activities rely on physical-vapor-synthesis plasma reactors comprised of modular equipment that contains embedded technology. The Company also relies on a quality control laboratory for production process control. The Company is identifying the particular hardware and software systems used in such manufacturing applications to assess whether they are year 2000 compliant. The Company believes such manufacturing applications are year 2000 compliant.

      To date, the Company does not have any direct interface between its systems and those of any significant supplier or customer. The Company, however, relies on third party suppliers for raw materials, utilities, cash management services and other key supplies and services. The Company, therefore, recognizes that it is vulnerable to third parties suppliers that fail to remediate their own Year 2000 Issues. The Company is orally communicating with its significant suppliers to determine their year 2000 compliance status. The Company is also dependent upon its customers, product development partners and distributors for sales, cash flow and product development. The Company does not currently have any formal information concerning the year 2000 compliance status of its customers, product development partners and distributors, but has received indications that most of them are working on year 2000 compliance.

      The Company's most reasonably likely worst case scenario with respect to the Year 2000 Issue is that (1) its manufacturing applications may malfunction and (2) third party suppliers of ceramic and metallic materials, cash management services and utilities, customers, product development partners and distributors may be unable to remediate their own Year 2000 Issues. In such scenario, the Company could experience manufacturing interruptions, difficulties in accessing its cash and investments, delays in distribution of its products, delays in development of new product applications and reduced sales. This would have a material adverse effect on the Company's operations. The Company currently has no contingency plan in the event such most reasonably likely worst case scenario occurs.

         The Company currently believes that the Year 2000 Issue will not pose significant operational problems for the Company. However, if all Year 2000 Issues are not properly identified or remediated on a timely basis, there can be no assurance that the Company's results of operations or relationships with customers and suppliers will not be materially adversely affected. There can also be no guarantee that the systems of other companies on which the Company relies will be timely converted or that their failure to do so would not have a material adverse effect on the Company's operations.

LEGAL PROCEEDINGS

         As disclosed in Note 7 to the Financial Statements and under Item 1. Legal Proceedings in Part II, five separate complaints were previously filed in five separate suits against the Company, certain of its officers and directors, and the underwriters of the Company's initial public offering of Common Stock (the "Offering") alleging violations of the federal securities laws. In an order entered by the federal court, the cases were all consolidated and a consolidated complaint was filed on October 30, 1998. The consolidated complaint seeks unquantified damages as provided for under the federal securities laws, pre- and post- judgment interest, attorneys' fees, expert witness fees, other costs and expenses and such other and further relief as the Court may find proper. In addition, the consolidated complaint seeks rescission and/or rescissory damages relating to purchases of the Common Stock, as provided for under federal securities laws. The consolidated complaint alleges that the action should be maintained as (1) a plaintiff class action on behalf of certain persons who purchased the Company's Common Stock from November 26, 1997 through January 8, 1998, and (2) a defendant class action against the underwriters who participated in the Offering. The Company has retained counsel for itself and the named officers and directors, and intends to defend this litigation vigorously. Although the Company believes that the allegations of the consolidated complaint are without merit, it is unable to predict at this time the outcome of this litigation or whether its resolution could have a material adverse effect on the Company's results of operations, cash flows or financial condition.

SAFE HARBOR PROVISION

         Because the Company wants to provide investors with more meaningful and useful information, this Quarterly Report on Form 10-Q contains, and incorporates by reference, certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended), that reflect the Company's current expectations regarding the future results of operations, performance and achievements of the Company. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and contingencies include, without limitation, demand for, and acceptance of, the Company's nanocrystalline materials and product applications; changes in development and distribution relationships; the impact of competitive products and technologies; and the factors set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                          PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

         As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, five separate complaints were previously filed in five separate cases in the United States District Court for the Northern District of Illinois, Eastern Division, each of which alleged that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal securities laws for making material misstatements of fact and omitting and failing to state material facts necessary to make other statements of fact not misleading in the Registration Statement and Prospectus relating to the Offering. In an order entered by the Court, those cases were consolidated and a consolidated complaint was filed on October 30, 1998. The consolidated complaint alleges that the action should be maintained as (1) a plaintiff class action on behalf of certain persons who purchased the Company's Common Stock from November 26, 1997 through January 8, 1998, excluding the defendants, members of their immediate families, any entity in which a defendant has a controlling interest and certain others related to or affiliated with the foregoing, and (2) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint seeks unquantified damages as provided for under the federal securities laws, pre- and post-judgment interest, attorneys' fees, expert witness fees, other costs and expenses and such other and further relief as the Court may find proper. In addition, the consolidated complaint seeks rescission and/or rescissory damages relating to purchases of the Common Stock, as provided for under federal securities laws. The Company has retained counsel for itself and the named officers and directors and intends to defend the consolidated complaint vigorously. Under the current schedule, a response to the consolidated complaint is to be filed no later than December 14, 1998.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

         On November 26, 1997 (the "Effective Date") the Company's Registration Statement on Form S-1 (File No. 333-36937) relating to the Offering was declared effective by the Securities and Exchange Commission. Since the Effective Date, of its $28,837,936 of net proceeds from the Offering, the Company has used $447,880 for capital expenditures primarily related to the further expansion of the Company's existing manufacturing facility and the purchase of operating equipment and $787,146 for working capital and other general corporate purposes. The remainder of the net proceeds has been invested by the Company, pending its use, in short-term, investment grade, interest-bearing obligations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

         A.       EXHIBITS.

                  Exhibit 11 - Statement Regarding Computation of Loss per Share
                  Exhibit 27 - Financial Data Schedule

         B.       REPORTS ON FORM 8-K.

                  The Company did not file any Current Reports on Form 8-K during the third quarter of 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NANOPHASE TECHNOLOGIES CORPORATION


Date:  November 13, 1998            By:  /s/ ROBERT W. CROSS
                                    -----------------------------------------
                                    Robert W. Cross
                                    Chief Executive Officer (principal executive
                                    officer) and a Director



Date:  November 13, 1998            By:  /s/ DENNIS J. NOWAK
                                    ------------------------------------------
                                    Dennis J. Nowak
                                    Vice President-Finance and Administration,
                                    Chief Financial Officer, Treasurer and
                                    Secretary (principal financial and chief
                                    accounting officer)

                                  EXHIBIT INDEX


Exhibit
Number            Exhibit Name
-------           ------------
11                Statement Regarding Computation of Loss per Share
27                Financial Data Schedule