Form 10-K
period 1998-12-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 1999-03-30
CIK 883107

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

          Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)
                        PREFERRED STOCK PURCHASE RIGHTS
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on March 22, 1999 was $24,781,416.

     The number of shares outstanding of the registrant's Common Stock, par value $.01, as of March 22, 1999 was 12,605,362.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Definitive Proxy Statement in connection with the registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Because Nanophase Technologies Corporation ("Nanophase" or the "Company") wants to provide investors with more meaningful and useful information, this Annual Report on Form 10-K (the "Form 10-K") contains, and incorporates by reference, certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect the Company's current expectations regarding its future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies which could cause the Company's actual results, performance or achievements in 1999 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and contingencies include, without limitation, demand for, and acceptance of, the Company's nanocrystalline materials; changes in development and distribution relationships; the impact of competitive products and technologies; and the factors set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors." The Company undertakes no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

GENERAL

     Nanophase develops and markets engineered solutions based on nanocrystalline materials for a wide range of commercial applications. Many companies, driven by market competition, are seeking to improve their products or processes. Recognizing a need to provide enhanced performance and assist customers with their product improvements, Nanophase targets markets in which a practical solution may be found through the use of nanocrystalline materials. The Company works closely with leaders in such target markets to identify their material and performance requirements.

     Nanocrystalline materials may be metallic, ceramic or semiconductor materials. These materials generally consist of particles that are less than 100 nanometers (billionths of a meter) in diameter and contain thousands or tens of thousands of atoms, rather than the millions or billions of atoms in conventional particles of most materials. By creating materials in this size range, the Company is able to design particles and, therefore, engineer their properties to enhance their performance, as well as engineer new compounds and formulations. Compared to conventional materials, the Company believes its nanocrystalline particles, produced through its patented process, generally exhibit superior chemical, mechanical, electronic, magnetic and optical properties. Although these particles are sometimes the end product for various customers, more often they are the required ingredient in formulations for a customer's product or process. These particles can be further engineered by the Company to meet its customers' specific performance requirements.

     Traditional mechanical and chemical methods of producing nanocrystalline materials have had difficulty consistently and economically producing commercial quantities of high-quality nanocrystalline materials. Nanophase has developed new technologies for the high-volume production of nanocrystalline materials that it believes can satisfy the high-level performance requirements of, and provide value-added solutions desired by, customers in its target markets.

NANOCRYSTALLINE MATERIALS

     Solid materials are either crystalline or amorphous (non-crystalline). Crystalline materials have an ordered atomic structure with given spacings between the atoms. Crystalline particles that are less than 100 nanometers (billionths of a meter) in diameter are called nanocrystals and contain only a few thousand or tens of thousands of atoms. The physical, mechanical and electrical properties of nanocrystalline materials depend upon several factors, including the composition, size, shape and structure of the individual particles. As the particles are made smaller, larger numbers of particles can occupy a given space, resulting in a greater surface area. Thus, in the nanometer size range of the materials' particles, there is an increased importance of the particles' surface chemistry. Nanophase's process for producing nanocrystals creates particles with controlled size and shape. These materials behave in ways different from conventionally produced materials due to the novel physical, chemical and surface properties that result from the Company's technologies.

THE COMPANY'S TECHNOLOGIES

     Nanophase has developed and employs several related technologies for the engineering and production of nanocrystalline materials and product applications, including technologies for the synthesis, surface-treatment and dispersion of nanocrystalline materials and the fabrication of structural ceramic components. The Company also is engaged in ongoing research and technology-licensing activities in order to further improve its core technologies and add other complementary technologies. The Company believes this will help it maintain a technical and commercial leadership position in the field of nanocrystalline materials.

     The following is a description of the Company's current technologies:

THE PHYSICAL-VAPOR-SYNTHESIS ("PVS") PROCESS

     The Company uses its patented PVS process to produce nanocrystalline powders. The PVS process is based on the formation of a physical vapor from selected precursors that are fed through a plasma reactor and heated to a temperature above its melting point. As the temperature rises, the atoms of this material evaporate from its surface into a stream of flowing vapor. These evaporated atoms are then mixed with selected gases that chemically react with the atoms. Additional gases then cool the atoms sufficiently to condense the vapor into solid, nearly spherical clusters of molecules. The flowing gas transports the resulting clusters to a collection vessel. The rapid transport and cooling of the nanometric particles prevent strong agglomeration.

     The Company holds two United States patents relating to its PVS process which expire in July 2013; one covers the process itself, while the other covers the apparatus used in the process. A third United States patent, which will also expire in July 2013, covers nanocrystalline materials formed by the PVS process. The Company's plasma reactor embodies proprietary features that enable the production of high-quality materials at high-volume and competitive cost. Nanophase utilizes its PVS process to exploit the relative advantages of physical versus chemical synthesis of nanocrystalline materials. These advantages include the production of nanocrystalline materials with particles that are extremely small, nearly spherical, essentially free of chemical residue, relatively uniform in size and not strongly agglomerated.

     The Company believes that the PVS process is a superior commercial process because of the degree of control that can be exercised over particle size and particle size distribution. By means of controlled and subtle modifications to the PVS process (e.g., the evaporation rate, the type or pressure of the gas, or how quickly the flow of gas carries the clusters to the collection vessel), the Company can control the size of a material's particles, thereby altering such material's properties. The Company is therefore able to engineer and produce a wide range of materials and products without substantial process and product re-engineering.

SURFACE TREATMENTS AND DISPERSIONS-THE DISCRETE PARTICLE ENCAPSULATION ("DPE") PROCESS

     Many of the applications that the Company is pursuing require further engineering of the particles produced in the PVS process in order to meet specific application requirements. To satisfy these requirements, the Company has developed a variety of surface-treatment technologies to stabilize, alter or enhance the performance of nanocrystalline particles, together with technologies to enable the particles to be dispersed in fluids or polymers. At the core of these surface-treatment and dispersion technologies, many of which are in the early stage of development or are constantly being refined, is Nanophase's proprietary DPE process which enables the Company to surround each nanocrystalline particle with a durable coating. The Company has applied for a patent for its DPE process.

     The DPE process can coat the surface of each nanometer-sized particle produced by the PVS process with a proprietary polymer that is not removed by subsequent processing. Traditional coating technologies cannot completely cover the surfaces of nanometric particles. The Company's DPE process encapsulates each particle with a thin polymeric shell. This shell also can be engineered to contain covalently bound spacer groups of controllable size that function to prevent particles from sticking to each other. Alternatively, coated materials can be formulated to attach various functional chemical groups to the shell for specific properties and applications. The coatings also enable the particles to be dispersed in a wide range of media, including water, cosmetic emollients, plastics and polymers, thus enabling these materials to be used in applications ranging from smooth colorants to dense opaque coatings.

CERAMIC SUPERPLASTIC FORMING

     Ceramic superplastic forming exploits the ability of nanocrystalline particles to physically slide past each other when a ceramic material is subjected to mechanical pressure at high temperatures. The Company's development of its ceramic superplastic deformation technology and its recent development of new nanocrystalline powder compositions have enabled the Company to produce materials for the fabrication of high-density ceramic parts with novel properties. Thus, in selected applications, this forming technology offers customers an attractive alternative to conventional ceramic processing. The Company seeks to collaborate with other companies to further develop this technology.

OTHER TECHNOLOGIES

     The Company may also acquire, license, or develop other technologies relating to nanocrystalline materials to augment its current core technologies. Such activities are intended to enable the Company to develop new product applications, satisfy the demanding performance requirements of its targeted markets and offer more materials with enhanced capabilities.

ADVANTAGES OF THE COMPANY'S NANOCRYSTALLINE MATERIALS

     Through the use of its patented PVS process, the Company produces nanocrystalline materials with the following attributes:

          SMALL PARTICLE SIZE provides a very high surface-to-volume ratio compared to conventional materials. The ability to functionally tailor this surface allows the Company to modify and control the resultant properties.

          NEARLY SPHERICAL SHAPES enable particles to slide over each other, allowing ceramic materials to become more ductile and more easily formed. This enables the rapid molding of ceramic components without the costly and time-consuming machining which is typically required for conventional ceramics.

          HIGH SURFACE PURITY enables particles to exhibit consistent surface chemistry with little foreign contamination. This facilitates the Company's ability to coat its materials for specific product applications.

          NARROW SIZE DISTRIBUTION AND AGGREGATION CONTROL results in nanocrystalline materials that are essentially free of large particles and contain uniformly small and loosely agglomerated particles. These materials can be further modified to enhance and tailor the performance of basic raw materials for specific product applications. For example, the Company's nanocrystalline materials can be readily and uniformly dispersed in a variety of media.

MARKETS

     The Company is pioneering advanced materials technology utilizing nanocrystalline material formulations for process and product applications in multiple markets. The Company believes that it has the technology to access several markets in which its technologies address market demands or provide competitive value. The Company evaluates several parameters, including time-to-market, value of its solution, market drivers, revenue potential and horizontal market opportunities, to select and prioritize its target markets.

     The Company believes that it must understand market needs and be able to deliver effective solutions utilizing its materials to successfully penetrate its target markets. As part of its market penetration strategy, the Company seeks to partner with market leaders to co-develop solutions that represent a viable revenue stream for the Company. Because most, if not all, of these solutions are new and innovative and because its customers have specific and demanding performance requirements, the Company's time-to-market for commercial products utilizing its materials has historically been 18 months or longer. The Company is attempting to reduce this period by organizing and restructuring internal resources. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk
Factors -- Limited History of Commercial Revenue; Uncertain Market Acceptance of the Company's Nanocrystalline Materials" and -- "Reliance on Collaborative Development Relationships."

     The Company currently targets the following markets:

ELECTRONICS

     Advanced Electronics

     Increasing operating speeds, information storage requirements and market driven miniaturization compel the electronics market to incorporate advanced materials. For example, higher operating frequencies of cellular applications require improved dielectric (insulating) properties of ceramic materials. The Company believes that the consistent size, morphology, and particle size distribution of its nanocrystalline powders, as well as its ceramic superplastic forming technology, enable the production of materials which have the combination of dielectric properties and low product variation critical to the next generation of electronics component design.

     Electromagnetic Radiation Protection

     Cathode ray tubes ("CRTs") utilized in television and computer monitors emit electromagnetic radiation due to the high voltages used to generate light. In the past, little attention was paid to the potential harmful effects of this radiation. Recent European Economic Community regulations scheduled to go into effect over the next several years, however, place more stringent limits on the quantity of radiation that can be emitted by television and computer monitors. In response to such regulations, CRT manufacturers require transparent, conductive coatings that meet the new electromagnetic radiation standards. The Company believes that the materials currently used for conductive coating of CRTs do not meet all of the new radiation requirements. Nanophase can produce a proprietary metal oxide mixture, which has a narrower particle-size distribution and cleaner particle surfaces than currently used materials. The Company's nanocrystalline metal oxide mixture is highly conductive and easily dispersed and, when applied as a coating to CRTs, is expected by the Company to meet the increased radiation shielding regulatory requirements, while maintaining the transparency required for quality video images.

     Advanced Abrasives for Chemical Mechanical Polishing (CMP)

     During the process of fabrication of an integrated circuit, many layers of metal and dielectric (insulating) materials are deposited onto the surface of a silicon wafer. This deposition results in an uneven surface. This uneven surface causes problems in the subsequent deposition steps. Because many metal layers are used to produce high density integrated circuits, some method must be used to planarize, or flatten, the surface on the wafer prior to fabrication. Chemical mechanical polishing (CMP) using an abrasive slurry has been adopted as a viable process for planarization. The Company believes that the fine particle size, narrow molecular weight distribution, and near-spherical morphology of its nanocrystalline powders produces polishing slurries which allow for more selective removal of materials and smoother surface finishes.

STRUCTURAL CERAMICS AND COMPOSITES

     Advanced ceramics are used in a wide variety of industrial applications that demand properties such as hardness, wear resistance and corrosion resistance. The high fabrication cost associated with ceramic and composite parts has limited the use of ceramic materials to critical applications in environments largely unsuitable to conventional metallic materials. The Company's recent developments in ceramic material compositions have produced parts with a novel combination of properties, including exceptional wear resistance, hardness, toughness and strength. The parts incorporating nanocrystalline materials could be a substitution for conventionally used materials in several commercial product applications, including cutting tools, armor plate, steel foundry components, grinding wheels and injector nozzles. Nanophase is pursuing the development of new compositions with collaborative partners that are seeking sustained competitive advantages through the use of advanced material technology.

COSMETICS AND SKIN-CARE

     Many cosmetic and skin-care products contain particulate materials as pigments and active ingredients. Examples of product applications in the cosmetics and skin-care market which the Company is developing include cosmetic colorants and topical health-care applications. The nanometer-sized particles of Nanophase's materials absorb light without significant visible scattering, thereby providing color without opacity. In addition, the nearly spherical particles of Nanophase's materials enable it to be discretely encapsulated and readily dispersed to create smooth, free-flowing cosmetic foundations which cosmetics formulators can blend to more closely match varying skin tones. Furthermore, the uniformly small particles of the Company's materials contain a large number of surface area atoms. Thus, a lower amount of the Company's materials are needed to achieve the desired level of chemical activity in topical health-care applications.

     The Company is discontinuing its production of titanium dioxide ("titania") for sunscreen applications because it believes the sunscreen market is limited and characterized by intense competition which limits profitable growth. The Company, however, will continue shipping titania dispersions to a Fortune 500 cosmetics company for use in a product with sunscreen protection through the middle of 1999.

TECHNOLOGICALLY-SIMILAR APPLICATIONS

     Although the Company currently focuses its efforts on product applications in the above-mentioned markets, the Company believes there are a number of other markets with technologically-similar product applications, the performances of which could be substantially improved by utilizing the Company's materials and technologies without extensive additional engineering. For example, abrasives being developed by the Company for the electronics industry may have direct applications in glass or optics polishing. As such, the Company may expand its targeted markets to also pursue technologically-similar product applications.

MARKETING

     The Company markets and sells its products through a combination of business development and sales activities. Business development activities assist in the qualification and quantification of markets and the development of the business case strategy for successful market penetration. Once a market is qualified, resources are positioned to form a technical/business development team to effect the business case strategy. The development team partners with selected market leaders to manage the development of solutions using the Company's nanocrystalline materials and technologies. Once a solution is established, management is transitioned to a sales team that is organized along markets. The sales team is expected to grow revenue by selling such product and process solutions and broadening the customer base.

     The Company also seeks to market its materials through distributors in certain application areas where the requirements for ongoing development and technical support by Nanophase are not substantial, or where the distributor has existing customer relationships, marketing or post-processing infrastructure, or companion products or services that may enable Nanophase to enter the market more quickly. For example, as part of its strategy to gain access to foreign markets, Nanophase has entered into a license agreement with C.I. Kasei Co., Ltd. ("CIK"), a subsidiary of Itochu Corporation, formerly C. Itoh, which enables CIK to use certain of the Company's patented technologies to exclusively manufacture, use and sell Nanophase's nanocrystalline materials in broad-based industrial markets throughout various Asian countries for all applications except cosmetics, skin care and CMP. The agreement does not target specific materials or applications; however, CIK is pursuing industrial applications in electronics and industrial ceramics. This agreement expires in 2013 but may be terminated (i) by the Company if CIK fails to achieve 20% of the minimum annual sales obligations set forth in the agreement for a given year or (ii) by CIK after March 31, 2000 upon 90 days' prior notice. Upon expiration of the agreement, CIK may elect to have the non-exclusive right to still use the patented technologies licensed by the Company to manufacture, use and sell Nanophase's nanocrystalline materials in various Asian countries as long as CIK pays the Company a royalty based on the net sales of such materials by CIK.

     In February 1998, the Company and Whittaker, Clark & Daniels, Inc. ("WCD") mutually agreed to end their distribution relationship with respect to the cosmetics and skin-care market. The Company may discuss distribution arrangements with other companies having access to the cosmetics and skin-care market, but is currently selling directly to a small number of cosmetic and skin-care customers.

     The Company markets itself and its capabilities by attending and speaking at advanced materials symposia, publishing articles in scientific journals, and participating in industry trade shows for those markets it has selected to penetrate. The Company also utilizes a web page on the Internet, advertises in selected industry and trade journals, and provides specification sheets, corporate journals, and other marketing materials. Additionally, the Company routinely networks with Fortune 500 companies to display its technology and uncover potential applications. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk
Factors -- Limited Marketing Experience; Use of Distribution Agreements" and "-- Revenue from International Sources."

RESEARCH AND DEVELOPMENT

     The near-term objective of the Company's research and process-development activities is to develop processes that consistently produce sufficient commercial quantities of application-specific nanocrystalline materials to meet the Company's requirements. A key component of the Company's long-term research and development strategy is to identify and develop relationships with leading industrial, university and government research programs across the United States and internationally to leverage the Company's technological and scientific capabilities. The Company believes that these research relationships may provide accelerated introduction of new technologies into its product applications, early indications of new technology developments that could enhance or compete with the Company's nanocrystalline materials, and high-value improvements in its current key technologies. The Company will also continue its efforts to attract and retain top scientists and engineers, which management believes will enable the Company to maintain a long-term leadership position in the nanocrystalline materials field. The Company recently hired a vice president of technology and engineering who will be overseeing all technology and research and development functions.

     The Company's total research and development expense during the years ended December 31, 1998, 1997 and 1996 were $1,504,127, $990,331 and $677,284, respectively. The future success of the Company will depend in large part upon its ability to keep pace with evolving advanced materials technologies and industry standards, and the Company may be unable to do so. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Rapid Technological Change."

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The objective of Nanophase's intellectual property activities is to implement ongoing strategies that maximize and protect the proprietary rights of the Company. These strategies encompass (i) obtaining patents and trademarks based on Nanophase inventions and products, and (ii) licensing third-party patents to expand the Company's technology base and prevent Nanophase from being blocked should future developments require use of technology covered by those patents. Nanophase currently owns or licenses an aggregate of 17 United States patents and patent applications: three issued patents owned directly by Nanophase; three pending patent applications owned directly by Nanophase; and eleven patents licensed from third parties.

     Three United States patents have been issued to Nanophase: one covering its PVS process for the synthesis of nanocrystalline materials, one covering the related apparatus and one covering the materials produced by the PVS process. All three patents expire in July 2013. Additional United States patent applications filed by the Company include applications relating to nanocrystalline materials, plasma sensors and the coating of metal oxides. Foreign patent applications owned directly by Nanophase are pending in Australia, Europe and Japan for the PVS process and apparatus. An international patent application owned by the Company for the coating of ceramic powders is also pending under the Patent Cooperation Treaty, with Australia, Canada, Europe and Japan designated for the national phase of the application.

     The Company holds the following licenses of United States patents: a fully paid up exclusive worldwide license of two patents owned by ARCH Development Corporation which embody a laboratory-scale method and apparatus for making nanocrystalline materials; a non-exclusive license from the Japan Science and Technology Corporation (formerly Research Development Corporation of Japan) of four patents which embody early laboratory-scale work in the physical synthesis of nanocrystalline materials; a non-exclusive license of two patents owned by Hitachi, Ltd. which are related to the synthesis of nanocrystalline materials; and a remainder-exclusive license of three patents held by Cornell University relating to a laboratory-scale process for net-shaping of a limited range of materials. Other than the license from the Japan Science and Technology Corporation, which remains in force until May 2006 and is extendable upon further agreement, each of the licenses lasts for the life of their respective patents. Under each of the licenses, the Company is obligated to pay the licensor royalties equal to a percentage of net sales of products, which embody the licensed technology, and related taxes on any such royalty fees paid to foreign licensors.

     The Company requires its employees, consultants, outside scientific collaborators and other advisors to execute confidentiality and proprietary rights agreements upon the commencement of employment or consulting relationships with the Company. These agreements generally provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company will be kept confidential and will not be disclosed to third parties except in specific circumstances. In the case of research employees, the agreements also provide that all inventions made by the individual shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or patent rights or will provide the Company with adequate remedies in the event of unauthorized use or disclosure of such information. In addition, because many of the Company's employees have not entered into non-competition agreements with the Company, they may become competitors of the Company upon termination of employment. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Dependence on Patents and Protection of Proprietary Information."

COMPETITION

     Within each of its targeted markets and product applications, Nanophase faces current and potential competition from numerous chemical companies, as well as the in-house capabilities of several of its current and potential customers. For example, with regard to semiconductor wafer polishing, Cabot Corporation, Rodel Incorporated and Fujimi Corporation (of Japan) all market polishing slurries for CMP. In addition, Cabot Corporation, Baikowski International Corporation and Norton Company (a unit of Compagnie De Saint-Gobain) all manufacture their own ultrafine alumina. In the cosmetics and skin-care market, various companies manufacture their own sub-micron iron oxide (Sun Chemical Corporation, and Elementis, Inc.) and zinc oxide (Zinc Corporation of America) by chemical or other means. In structural ceramics, the Company competes against manufacturers of ceramic composites who machine such composites for specific product applications. Although Nanophase believes that its materials and technologies are superior to the competitive materials and technologies that are utilized by these companies, such companies represent significant competitive risks to Nanophase because they have substantially greater financial and technical resources, larger research and development staffs, and greater manufacturing and marketing capabilities than the Company.

     The Company also faces potential competition from Vacuum Metallurgical Co., Ltd. of Japan ("Vacuum Metallurgical"), which manufactures nanocrystalline materials and equipment. Currently, the Company does not compete with Vacuum Metallurgical, but Vacuum Metallurgical may develop products or manufacturing capabilities to compete with the Company in the future. Potential competitive risks are also represented by numerous small development companies engaged in the development of nanocrystalline materials, such as Advanced Powder Technology Pty Ltd., Plasma Quench Technologies, Inc. and Nanopowder Enterprises, Inc. Most of these companies are associated with university or national laboratories and use chemical and physical methods to produce nanocrystalline materials. Nanophase believes that most of such companies are engaged primarily in funded research, and is not aware of any such company with commercial production capability. However, such companies may represent significant competitive risks in the future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Competition."

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

     In addition, the Company's facilities and all of its operations are subject to the plant and laboratory safety requirements of various occupational safety and health laws. To date, those regulations have not materially restricted or impeded the Company's operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk
Factors -- Governmental Regulations."

EMPLOYEES

     On March 22, 1999, the Company had a total of 43 full-time employees, 14 of whom hold advanced degrees. Of the full-time employees, 10 are engaged in research, development and engineering, 14 are engaged in manufacturing, 4 are engaged in quality control, 6 are engaged in marketing and sales, and 9 are engaged in general management, finance and administration. In the first quarter of 1999, the Company hired (i) an experienced vice president of technology and engineering to improve technology management, implement its solution approach and further develop and expand the Company's core technologies and (ii) an experienced vice president of sales and marketing to strengthen its capabilities in the United States and internationally and implement its consultative solution-based business development and sales approach. The Company also engages scientists as consultants, one of whom is Dr. Richard W. Siegel, a co-founder and director of the Company. In addition, prior to his appointment as Chairman of the Company's Board of Directors, Donald S. Perkins was engaged by the Company to provide additional services in connection with the Company's organizational restructuring and refocusing. The Company is not subject to any collective bargaining agreements and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

     Nanophase operates a 20,000 square-foot production and research facility in Burr Ridge, Illinois, a suburb of Chicago, which also serves as the Company's administrative headquarters. The Company also operates a smaller facility in Chicago, Illinois for coating nanocrystalline materials using its DPE process and leases offsite warehouse space to store its materials. The Company believes its Burr Ridge facility is the first in the world that is dedicated to the commercial-scale development and production of physically synthesized nanocrystalline materials. The Company's operations in Burr Ridge are registered under ISO 9001 standards, and the Company believes its manufacturing operations are in compliance with the cGMP requirements of the FDA.

     The Company's preliminary manufacturing is accomplished with PVS plasma reactors. The throughput of each reactor depends on many factors, including the mix of products produced, the commencement, expiration or termination of development programs, the status of tests and evaluations of samples and prototypes and production yields. The Company expects to increase the throughput per reactor as it increases the efficiency and yields of its PVS process and decreases the amount of downtime for each reactor. Each PVS plasma reactor is comprised of modular equipment, which is designed and assembled to the Company's proprietary specifications. These modular reactors provide flexibility in the expansion of the Company's manufacturing capability. Also operational within the Burr Ridge facility is a quality control laboratory designed for the dual purpose of validating operations to cGMP and ISO standards, and production process control. This laboratory is equipped to handle many routine analytical and in-process techniques that are currently required by the Company. In addition, capability for specialized analytical and physical measurements currently are available through a number of outside laboratories, including Argonne National Laboratory which is near the Burr Ridge facility, upon terms which the Company believes are reasonable and adequate. The Company leases its Burr Ridge facility pursuant to an agreement, which expires in September 1999. The Company has options to extend the lease for up to five additional years. The Company subleases its Chicago coating facility pursuant to a one year agreement, which automatically renews unless terminated by either party upon proper notice.

     The Company believes that additional space may be required in the near term and may use a portion of the net proceeds from its initial public offering (the "Offering") of the Company's Common Stock, $.01 par value per share (the "Common Stock"), for the relocation of, or acquisition of another site for, its manufacturing and laboratory facilities, including the implementation of a pilot manufacturing facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Limited Manufacturing Capacity and Experience."

ITEM 3. LEGAL PROCEEDINGS

     As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, five separate complaints were filed in the United States District Court for the Northern District of Illinois, Eastern Division, each of which alleged that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal securities laws for making material misstatements of fact and omitting and failing to state material facts necessary to make other statements of fact not misleading in the Registration Statement and Prospectus relating to the Offering. In an order entered by the Court, those cases were consolidated and a consolidated complaint was filed on October 30, 1998. The consolidated complaint alleges that the action should be maintained as (i) a plaintiff class action on behalf of certain persons who purchased Common Stock from November 26, 1997 through January 8, 1998, excluding the defendants, members of their immediate families, any entity in which a defendant has a controlling interest and certain others related to or affiliated with the foregoing, and (ii) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint seeks unquantified damages as provided for under the federal securities laws, pre- and post-judgment interest, attorneys' fees, expert witness fees, other costs and expenses and such other and further relief as the Court may find proper. In addition, the consolidated complaint seeks rescission and/or rescissory damages relating to purchases of the Common Stock, as provided for under federal securities laws. All defendants have filed motions to dismiss the consolidated complaint that are fully briefed and under advisement by the Court.

     On November 20, 1998, a separate complaint was filed in the Northern District of Illinois, Eastern Division, which alleged that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal securities laws for making material misstatements of fact and omitting or failing to state material facts necessary to make other statements of fact not misleading in connection with the solicitation of consents to proceed with the Offering from certain of the Company's preferred stockholders. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of those former preferred stockholders whose shares of preferred stock of the Company were converted into Common Stock on or about the date of the Offering, excluding the defendants, other officers and directors of the Company, members of the immediate families of all individual defendants, any entity in which a defendant has a controlling interest and certain others related to, employed by or affiliated with the foregoing. The complaint seeks unquantified damages as provided for under the federal securities laws, pre-and post-judgment interest, attorneys' fees, expert witness fees, other costs and expenses and such other and further relief as the Court may find proper. On March 15, 1999, the preferred stockholders' complaint was referred to the Court's Executive Committee for possible (i) reassignment to the judge hearing the consolidated complaint described above and (ii) further consolidation with that litigation.

     The Company, the defendant directors and the defendant officers have each retained counsel with respect to both of the above-described litigations and intend to defend against both complaints vigorously. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Legal Proceedings" and "Risk Factors -- Volatility of Common Stock Price and Associated Litigation."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol NANX. Such trading began on November 26, 1997 in connection with the Offering. The following table sets forth, for the periods indicated, the range of high and low sale prices for the Common Stock on the Nasdaq National Market:

                                                               HIGH     LOW
                                                               ----     ---
Fiscal year ending December 31, 1997:
  Fourth Quarter (beginning November 26, 1997)..............  $15.00   $7.00
Fiscal year ending December 31, 1998:
  First Quarter.............................................   13.25    5.00
  Second Quarter............................................    9.38    4.25
  Third Quarter.............................................    5.13    1.81
  Fourth Quarter............................................    3.69    1.50

     On March 26, 1999, the last reported sale price of the Common Stock was $2.125, and there were approximately 188 holders of record of the Common Stock.

     The Company has never declared or paid any cash dividends on its Common Stock and does not currently anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company intends instead to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors deemed relevant by the Board of Directors.

     On November 26, 1997 (the "Effective Date") the Company's Registration Statement on Form S-1 (File No. 333-36937) relating to the Offering was declared effective by the Securities and Exchange Commission. Since the Effective Date, of its $28,837,936 of net proceeds from the Offering, the Company has used $470,425 for capital expenditures primarily related to the further expansion of the Company's existing manufacturing facility and the purchase of operating equipment and $1,733,599 for working capital and other general corporate purposes. The remainder of the net proceeds has been invested by the Company, pending its use, in short-term, investment grade, interest-bearing obligations.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data is qualified by reference to, and should be read in conjunction with, the financial statements and related notes thereto appearing elsewhere in this Form 10-K and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data set forth below as of, and for, each of the years in the five-year period ended December 31, 1998 have been derived from the audited financial statements of the Company.

                                                        YEARS ENDED DECEMBER 31,
                                 -----------------------------------------------------------------------
                                    1994           1995           1996           1997           1998
                                    ----           ----           ----           ----           ----
STATEMENT OF OPERATIONS DATA:
Product revenue................  $        --    $        --    $   249,017    $   924,763    $ 1,140,845
Other revenue..................       31,144         93,591        236,019      2,798,729        162,944
Governmental research
  contracts....................       64,015         27,995        110,770             --             --
                                 -----------    -----------    -----------    -----------    -----------
Total revenue..................       95,159        121,586        595,806      3,723,492      1,303,789
Cost of revenue................      164,746        532,124      4,019,484      3,935,766      3,221,996
Research and development
  expense......................      456,162        485,059        677,284        990,331      1,504,127
Selling, general and
  administrative expense.......      799,558      1,150,853      1,661,504      2,074,728      3,594,946
                                 -----------    -----------    -----------    -----------    -----------
Total operating expense........    1,420,466      2,168,036      6,358,272      7,000,825      8,321,069
                                 -----------    -----------    -----------    -----------    -----------
Operating loss.................   (1,325,307)    (2,046,450)    (5,762,466)    (3,277,333)    (7,017,280)
Interest income................       37,535         86,576        184,778        204,863      1,539,400
Provision for income taxes.....           --             --             --             --       (156,000)
                                 -----------    -----------    -----------    -----------    -----------
Net loss.......................  $(1,287,772)   $(1,959,874)   $(5,577,688)   $(3,072,470)   $(5,633,880)
                                 ===========    ===========    ===========    ===========    ===========
Net loss per share.............                                                              $     (0.45)
                                                                                             ===========
Shares used in computing the
  net loss per share...........                                                               12,416,305
                                                                                             ===========

                                                           AS OF DECEMBER 31,
                                 -----------------------------------------------------------------------
                                    1994           1995           1996           1997           1998
                                    ----           ----           ----           ----           ----
BALANCE SHEET DATA:
Cash and cash equivalents......  $    18,462    $   261,902    $   617,204    $ 3,988,368    $   363,394
Working capital................    2,226,184      2,451,627      3,070,789     32,038,915     26,535,018
Total assets...................    2,568,691      3,741,128      5,539,634     36,196,569     30,453,988
Total stockholders' equity.....    2,456,516      3,506,050      5,110,450     34,651,334     29,107,590

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Item 6. Selected Financial Data" and the financial statements and related notes thereto appearing elsewhere in this Form 10-K. When used in the following discussions, the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and contingencies that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. See "-- Risk Factors."

OVERVIEW

     From its inception in November 1989 through December 31, 1996, the Company was in the development stage. During that period, the Company primarily focused on the development of its manufacturing processes in order to transition from laboratory-scale to commercial-scale production. As a result, the Company developed an operating capacity to produce significant quantities of its nanocrystalline materials for commercial sale. The Company was also engaged in the development of commercial applications and formulations and the recruiting of marketing, technical and administrative personnel. Since January 1, 1997, the Company has been engaged in commercial production and sales of its nanocrystalline materials, and the Company no longer considers itself in the development stage. All of the Company's revenue since January 1, 1997 has been generated through commercial sources. From inception through December 31, 1998, the Company was primarily capitalized through the private offering of approximately $19,558,069 of equity securities and its initial public offering of $28,837,936 of Common Stock, each net of issuance costs. The Company has incurred cumulative losses of $19,378,551 from inception through December 31, 1998.

RESULTS OF OPERATIONS

     Years Ended December 31, 1998 and 1997

     Revenue is recorded when the Company ships products, when specific milestones are met regarding development arrangements or when the Company licenses its technology and transfers proprietary information. Total revenue decreased to $1,303,789 in 1998, compared to $3,723,492 in 1997. The decrease in total revenue between 1998 and 1997 was primarily attributed to a $216,082 increase in product revenue offset by a $2,635,785 reduction in other revenue. Product revenue increased to $1,140,845 in 1998, compared to $924,763 in 1997. Other revenue decreased to $162,944 in 1998, compared to $2,798,729 in 1997. The majority of the revenue generated in 1998 was from customers in the electronics and structural ceramics and composites markets. Revenue from four customers constituted 55.8% of the Company's 1998 revenue. In particular, revenue from (i) EKC Technology, Inc., a manufacturer of semiconductor polishing slurries ("EKC"), (ii) CIK, (iii) a ceramics customer and (iv) an electronics customer constituted approximately 11.5%, 14.0%, 16.9% and 13.4%, respectively, of the Company's 1998 revenue. The Company does not currently anticipate future revenue from either the ceramics customer or the electronics customer. See "-- Risk Factors -- Dependence on a Limited Number of Key Customers."

     Cost of revenue generally includes costs associated with commercial production, customer development arrangements and licensing fees. Cost of revenue decreased to $3,221,996 in 1998, compared to $3,935,766 in 1997. The decrease in cost of revenue was generally attributed to the reduced cost of development activities and efficiencies in the manufacture of the Company's products, somewhat offset by inefficiencies in the Company's coating operations and increased ceramic superplastic forming costs. Cost of revenue as a percentage of total revenue increased in 1998, compared to the same period in 1997, due primarily to the decrease in total revenue.

     Research and development expense primarily consists of costs associated with the Company's development or acquisition of new product applications and coating formulations and the cost of enhancing the Company's manufacturing processes. Research and development expense increased to $1,504,127 in 1998, compared to $990,331 in 1997. The increase in research and development expense was primarily attributed to increased costs of $522,000 related to arrangements with outside parties to further develop end-use products utilizing nanocrystalline materials, slightly offset by reductions in internal costs regarding the development of new formulations and product applications. The Company expects to further increase its research and development expense in 1999 in connection with its plans to continue to enhance and expand its product lines, technologies and manufacturing processes.

     Selling, general and administrative expense increased to $3,594,946 in 1998, compared to $2,074,728 in 1997. The selling, general and administrative expense in 1997 included a one-time charge of $375,103 related to a public offering withdrawn in May 1997. Excluding such one-time charge, selling, general and administrative expense increased by $1,895,321 in 1998 over 1997. The net increase was primarily attributed to increased costs associated with being a public company, costs related to ongoing investor relation programs, additional legal expenses, salaries of additional sales and administrative personnel and increased recruiting and relocation costs. The Company expects to further increase its selling, general and administrative expense during 1999 in connection with its plans to further expand its sales force and administrative staff.

     Interest income increased to $1,539,400 in 1998, compared to $204,863 in 1997. This increase was primarily due to the investment of net proceeds from the Company's sale of equity securities pending use of such proceeds. The Company expects interest income to decrease in 1999 as such proceeds are utilized.

     Income tax expense was $156,000, compared to $0 in 1997. The 1998 expense was due to the foreign taxes withheld from license fees received from CIK. The payment of such taxes creates a foreign tax credit which may be available to offset federal income taxes when the Company generates taxable income.

     Years Ended December 31, 1997 and 1996

     Total revenue increased to $3,723,492 in 1997, compared to $595,806 in 1996. The increase in total revenue was due primarily to a one-time technology transfer fee of $1,400,000 from CIK for a license to use certain patented technology to exclusively manufacture, use and sell the Company's nanocrystalline materials in Asia, a product development fee of $775,000 from Moyco Technologies, Inc. ("Moyco"), a one-time fee of $160,000 from CIK for training in the operation of a PVS reactor, and increased customer development revenue and product shipments. Product revenue increased to $924,763 in 1997, compared to $249,017 in 1996. Other revenue increased to $2,798,729 in 1997, compared to $236,019 in 1996. Total revenue for the year ended December 31, 1997 was primarily generated from customers in the electronics and structural ceramics and composites markets. In particular, revenue from Moyco and CIK constituted approximately 42.2% and 43.1%, respectively, of the Company's revenue in 1997. Revenue from governmental research contracts decreased to $0 for the year ended December 31, 1997, compared to $110,770 for the same period in 1996, because the Company did not pursue any further U.S. government contracts for the year. See "-- Risk Factors -- Dependence on a Limited Number of Key Customers."

     Cost of revenue decreased to $3,935,766 in 1997, compared to $4,019,484 in 1996. The decrease in cost of revenue was generally attributed to increased efficiencies in the manufacture of the Company's products and the reduced cost of product development activities. Cost of revenue as a percentage of total revenue decreased significantly for the year ended December 31, 1997, compared to the same period in 1996 because of the increased efficiencies in the Company's manufacturing processes, minimal costs associated with the one-time technology transfer fee from CIK and the product development fee from Moyco, and increased production volumes.

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

     Selling, general and administrative expense increased to $2,074,728 for the year ended December 31, 1997, compared to $1,661,504 for the same period in 1996. This increase is attributable primarily to the expending of certain one-time costs aggregating $375,103 related to a proposed public offering withdrawn in

May 1997 and certain one-time costs associated with the Company's Asian distribution agreement with CIK. These one-time costs were offset by decreases in selling and general expenses.

     Interest income increased to $204,863 in 1997, compared to $184,778 in 1996. This increase is primarily due to the investment of net proceeds from its sale of equity securities pending use of such proceeds for operating activities and expansion of its manufacturing facilities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and investments amounted to $26,633,912 at December 31, 1998, compared to $30,873,220 at December 31, 1997.
The net cash used in the Company's operating activities was $3,859,019, $3,370,367 and $5,795,858 for the years ended December 31, 1998, 1997 and 1996, respectively. The net cash used in operating activities for the year ended December 31, 1998 was primarily for the further development of product applications, the funding of research and development activities, the funding of inventory levels and the payment of accounts payable, which was offset by the collection of accounts receivable and an increase in accrued liabilities. Net cash provided by or (used in) investing activities, including capital expenditures and purchases of securities in which cash is invested pending its use for operating activities and expansion of the Company's manufacturing facilities offset by maturities of such securities, amounted to $143,909, $(25,871,823) and $(951,806) for the years ended December 31, 1998, 1997 and
1996, respectively. Capital expenditures, primarily related to the further expansion of the Company's existing manufacturing facilities and the purchase of operating equipment, amounted to $470,425, $1,063,608 and $1,173,437 for the years ended December 31, 1998, 1997 and 1996, respectively. Net cash provided by financing activities, which related to the exercise of options and warrants for 291,224 shares of Common Stock, amounted to $90,136 for the year ended December 31, 1998, compared to $32,613,354 and $7,102,966 for the years ended December 31, 1997 and 1996, respectively, which related to the net proceeds from the issuance of equity securities.

     The Company believes that cash from operations and cash on hand, together with the remaining net proceeds from the Offering and interest income thereon, will be adequate to fund the Company's current operating plans. The Company's actual future capital requirements will depend, however, on many factors, including customer acceptance of the Company's current and potential nanocrystalline materials and product applications, continued progress in the Company's research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand the Company's manufacturing capabilities and to market and sell the Company's materials and product applications. Depending on future requirements, the Company may seek additional funding through public or private financing, collaborative relationships, government contracts or additional licensing agreements. Additional financing may not be available on acceptable terms or at all, and any such additional financing could be dilutive to the Company's stockholders. See "-- Risk Factors -- Future Capital Needs."

     At December 31, 1998, the Company had a net operating loss carryforward of approximately $18.3 million for income tax purposes. Because the Company may have experienced "ownership changes" within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2013. As a result of the annual limitation, a portion of this carryforward may expire before ultimately becoming available to reduce income tax liabilities. At December 31, 1998, the Company also had a foreign tax credit carryforward of $156,000, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire in 2013 if not utilized before that date.

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

     The Company has identified the following areas as possibly being affected by the Year 2000 Issue: (i) IT and non-IT systems, (ii) manufacturing applications and (iii) third-party relationships. For each of these areas, the Company is in the process of identifying and assessing specific software, equipment and systems which are potentially susceptible to the Year 2000 Issue. The Company expects to develop and implement corrective actions, if necessary, to ensure that by September 30, 1999 its software, equipment and systems will function properly with respect to dates in the year 2000 and thereafter. The Company believes the total cost of such year 2000 compliance activities will not be material. The Company believes that it has no material exposure to contingencies related to the Year 2000 Issue for the products it has sold to date.

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

     The Company's manufacturing activities rely on its PVS plasma reactors comprised of modular equipment that contains embedded technology. The Company also relies on a quality control laboratory for production process control. The Company is identifying the particular hardware and software systems used in such manufacturing applications to assess whether they are year 2000 compliant. The Company believes such manufacturing applications are year 2000 compliant.

     To date, the Company does not have any direct interface between its systems and those of any significant supplier or customer. The Company, however, relies on third party suppliers for raw materials, utilities, cash management services and other key supplies and services. The Company, therefore, recognizes that it is vulnerable to third party suppliers that fail to remediate their own Year 2000 Issues. The Company is corresponding with its significant suppliers to determine their year 2000 compliance status. The Company is also dependent upon its customers, product development partners and distributors for sales, cash flow and product development. Although the Company has received some formal information concerning the year 2000 compliance status of certain of its customers, product development partners and distributors, this information is limited and incomplete at this time. The Company has, however, received indications that most of these entities are working on year 2000 compliance.

     The Company's most reasonably likely worst case scenario with respect to the Year 2000 Issue is that (i) its manufacturing systems may malfunction and
(ii) third party suppliers of ceramic and metallic materials, cash management services and utilities, customers, product development partners and distributors may be unable to remediate their own Year 2000 Issues. In such scenario, the Company could experience manufacturing interruptions, difficulties in accessing its cash and investments, delays in distribution of its products, delays in development of new product applications and reduced shipments. This would have a material adverse effect on the Company's operations. The Company currently has no contingency plan in the event such most reasonably likely worst case scenario occurs.

     The Company currently believes that the Year 2000 Issue will not pose significant operational problems for the Company. However, if all Year 2000 Issues are not properly identified or remediated on a timely basis, the Company's results of operations or relationships with customers and suppliers may be materially adversely affected. In addition, the systems of other companies on which the Company relies may not be timely converted and any failure by them to do so could have a material adverse effect on the Company's operations.

LEGAL PROCEEDINGS

     As disclosed in Note 16 to the Financial Statements and under "Item 3. Legal Proceedings in Part I," five separate complaints were filed in the United States District Court for the Northern District of Illinois, Eastern Division, each of which alleged that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal securities laws for making material misstatements of fact and omitting and failing to state material facts necessary to make other statements of fact not misleading in the Registration Statement and Prospectus relating to the Offering. In an order entered by the Court, those cases were consolidated and a consolidated complaint was filed on October 30, 1998. The consolidated complaint alleges that the action should be maintained as (i) a plaintiff class action on behalf of certain persons who purchased the Common Stock from November 26, 1997 through January 8, 1998, excluding the defendants, members of their immediate families, any entity in which a defendant has a controlling interest and certain others related to or affiliated with the foregoing, and (ii) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint seeks unquantified damages as provided for under the federal securities laws, pre- and post-judgment interest, attorneys' fees, expert witness fees, other costs and expenses and such other and further relief as the Court may find proper. In addition, the consolidated complaint seeks rescission and/or rescissory damages relating to purchases of the Common Stock, as provided for under federal securities laws. All defendants have filed motions to dismiss the consolidated complaint that are fully briefed and under advisement by the Court.

     On November 20, 1998, a separate complaint was filed in the Northern District of Illinois, Eastern Division, which alleged that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal securities laws for making material misstatements of fact and omitting or failing to state material facts necessary to make other statements of fact not misleading in connection with the solicitation of consents to proceed with the Offering from certain of the Company's preferred stockholders. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of those former preferred stockholders whose shares of preferred stock of the Company were converted into Common Stock on or about the date of the Offering, excluding the defendants, other officers and directors of the Company, members of the immediate families of all individual defendants, any entity in which a defendant has a controlling interest and certain others related to, employed by or affiliated with the foregoing. The complaint seeks unquantified damages as provided for under the federal securities laws, pre-and post-judgment interest, attorneys' fees, expert witness fees, other costs and expenses and such other and further relief as the Court may find proper. On March 15, 1999, the preferred stockholders' complaint was referred to the Court's Executive Committee for possible (i) reassignment to the judge hearing the consolidated complaint described above and (ii) further consolidation with that litigation.

     The Company, the defendant directors and the defendant officers have each retained counsel with respect to both of the above-described litigations and intend to defend against both complaints vigorously. Although the Company believes that the allegations of the complaints are without merit, it is unable to predict at this time the outcome of either litigation or whether the resolution of either litigation could have a material adverse effect on the Company's results of operations, cash flows or financial condition.

RISK FACTORS

     Investors should consider the following risks in connection with an investment in the Company.

     Limited History of Commercial Revenue; Uncertain Market Acceptance of the Company's
     Nanocrystalline Materials

     The Company was founded in November 1989 and through December 31, 1996 was engaged principally in research and development activities. While the Company recently commenced marketing certain nanocrystalline materials, it is in the early stage of commercialization and the potential product applications utilizing the Company's nanocrystalline materials are in various stages of development or under evaluation. As a result, the Company's nanocrystalline materials have been sold only in limited quantities, often for testing and evaluation purposes, and a significant market may not develop for such materials. Because most, if not all, of the solutions utilizing the Company's materials are new and innovative, the Company's time-to-market for commercial products utilizing its materials has historically been at least 18 months and may take several years. The Company is attempting to reduce this period by organizing and restructuring internal resources. The Company may be unable to decrease this time-to-market. The Company's current and potential commercial customers establish demanding specifications for performance and reliability. The Company's nanocrystalline materials may not meet future customer performance standards, or offer sufficient price or performance advantages as required to achieve commercial success. The Company's failure to develop, manufacture and commercialize nanocrystalline materials on a timely and cost-effective basis or successfully reduce the time-to-market of commercial products would have a material adverse effect on the Company's business, results of operations and financial condition. Because the Company's materials are used as ingredients in, or components of, other companies' products, the inability of the Company's customers to achieve market acceptance with respect to end-users of their products or to successfully manufacture their products could also have a material adverse effect on the Company's business, results of operations and financial condition.

     Limited Operating History; History of Losses; Uncertainty of Future Profitability

     The Company began shipping significant amounts of its materials for commercial use in January 1997. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. An investment in the Company must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development. The Company's nanocrystalline materials may not generate significant revenues from commercial applications.

     The Company has incurred net losses in each year since its inception, and as of December 31, 1998, had an accumulated deficit of $19,378,551. The Company may continue to incur operating losses and may be unable to achieve a profitable level of operations. If the Company does achieve profitability, it may be unable to sustain it. Commercial development of the Company's nanocrystalline materials will require the commitment of substantial resources to continuing research and development, establishment of additional commercial-scale and pilot-scale manufacturing facilities, and further development of quality control, marketing, sales, service and administrative capabilities. The Company's ability to achieve profitability will depend on many factors, including the Company's ability to enter into collaborative customer relationships and the Company's ability, alone or with its customers, to develop, manufacture, introduce and market commercially acceptable products based on the Company's nanocrystalline materials and proprietary processes. The Company and its customers may not successfully manufacture, introduce or market significant quantities of the Company's nanocrystalline materials or their product applications.

     Dependence on a Limited Number of Key Customers

     A limited number of key customers have initially accounted for a substantial portion of the Company's commercial revenue. For example, revenue from EKC, CIK, a ceramics customer and an electronics customer constituted approximately 11.5%, 14.0%, 16.9% and 13.4%, respectively, of the Company's 1998 revenue. The Company does not currently anticipate future revenue from either the ceramics or electronics customer. The Company's customers are significantly larger than, and are able to exert a high degree of influence over, the Company. The loss of one or more of the Company's customers or failure to attract new customers could have a material adverse effect on the Company's business, results of operations and financial condition.

     In December 1997, Nanophase entered into a seven-year supply agreement with EKC, a subsidiary of ChemFirst, a manufacturer of semiconductor polishing slurries, pursuant to which the Company has agreed to supply certain of its nanocrystalline materials and provide related research and customer and technical support to EKC. This agreement, as subsequently amended, supersedes the Company's five-year requirements contract with Moyco and was entered into after Moyco sold its chemical/mechanical polishing intellectual property, technologies and certain other intangible assets to EKC in December 1997. If EKC does not purchase certain separate minimum dollar amounts specified in the agreement, the Company may terminate EKC's exclusivity, future supply obligation or the entire agreement. Revenue from EKC is currently expected to constitute a significant portion of the Company's revenues over the next several years. To date, EKC's purchase of the Company's materials has been for a lesser dollar amount and on a slower timetable as compared to that which the Company previously expected from Moyco and this may continue.

     Reliance on Collaborative Development Relationships

     The Company has established, and will continue to pursue, collaborative relationships with a variety of corporate customers. Through such relationships, the Company seeks to develop applications for the Company's nanocrystalline materials, share development and manufacturing resources and coordinate the development, manufacturing, commercialization and marketing of nanocrystalline product applications. The Company's future success will depend, in part, on its continued relationships with these customers, its ability to enter into similar collaborative relationships, the commitment of the Company's customers to the potential product applications under development and, eventually, the customers' success in manufacturing and marketing, or willingness to purchase the Company's nanocrystalline materials for, such product applications. The Company's customers may decide to manufacture jointly developed products internally, obtain them from alternative sources or no longer pursue their development. These customers may require the Company to share control of its development, manufacturing and marketing programs, limit its ability to license its technology to others, or restrict its ability to engage in certain product development, manufacturing and marketing activities. These relationships may also be subject to unilateral termination by the Company's customers. If the Company is unable to initiate or sustain such collaborative relationships, the Company may be unable to independently develop, manufacture, market or sell its current and future nanocrystalline materials or their product applications. The failure of the Company to initiate or sustain such collaborative relationships would have a material adverse effect on the Company's business, results of operations and financial condition.

     Limited Manufacturing Capacity and Experience

     The Company's success will depend, in part, on its ability to manufacture its nanocrystalline materials in significant quantities, with consistent quality, at acceptable cost, on a timely basis, and in a format needed by its customers. The Company has limited experience in high-volume manufacturing and may incur significant start-up costs and unforeseen expenses in connection with attempts to manufacture substantial quantities.

     The Company will need to improve manufacturing efficiency significantly, implement additional manufacturing capability and expand its current facilities and/or obtain other facilities in the near future in order to manufacture adequate quantities of its products to meet expected market demands. The Company may be unable to make the transition from pilot manufacturing to high-volume manufacturing successfully on a timely basis. The Company may also be unable to successfully develop its surface treatment and dispersion technologies so as to be able to coat significant quantities of its nanocrystalline materials with consistent quality, at acceptable cost and on a timely basis. The Company may have to develop manufacturing capability that enables it to produce dispersions, slurries, or formulations that contain its nanocrystalline materials in order to provide solutions demanded by certain customers and/or markets. The Company's primary operations, including research, engineering, manufacturing, marketing, distribution and general administration, are housed in a single facility in Burr Ridge, Illinois. Any material disruption in the Company's operations, whether due to fire, natural disaster, power loss or otherwise, could have a material adverse effect on the Company's business, results of operations and financial condition. While the Company maintains property and business interruption insurance, such insurance may not adequately compensate the Company for all losses that it may incur.

     Dependence on Patents and Protection of Proprietary Information

     The Company's success will depend, in part, on its ability to obtain patent protection for its nanocrystalline materials and processes, to preserve its trade secrets, and to operate without infringing the patent or other proprietary rights of others and without breaching or otherwise losing rights in the technology licenses upon which any of the Company's products are based. The Company has been granted three United States patents, all of which expire in July 2013, has filed three applications for other United States patents and licenses eleven patents held by others, which licenses generally last the life of their respective patents. The patent applications filed by the Company may not result in issued patents and the scope and breadth of any claims allowed in any patents issued to the Company or its licensors may not exclude competitors or provide competitive advantages to the Company. In addition, any patents issued to the Company or its licensors may not be held valid if subsequently challenged. Others may claim rights in the patents and other proprietary technology owned or licensed by the Company. It is also possible that others have developed or will develop similar products or technologies without violating any of the Company's proprietary rights. The Company's inability to obtain patent protection, preserve its trade secrets or operate without infringing the proprietary rights of others, as well as the Company's loss of any license to technology that it now has or acquires in the future, would have a material adverse effect on the Company's business, results of operations and financial condition.

     Patent applications in the United States are currently maintained in secrecy until patents issue, and patent applications in foreign countries are maintained in secrecy for a period of time after filing. Accordingly, publication of discoveries in the scientific literature or of patents themselves or laying open of patent applications in foreign countries tends to lag behind actual discoveries and filings of related patent applications. Due to this factor and the large number of patents and patent applications related to nanocrystalline materials, comprehensive patent searches and analysis associated with nanocrystalline materials are often impractical or not cost-effective. Therefore, the Company's patent and publication searches may not have been comprehensive, or materials or processes used by the Company for its planned products may, now or in the future, infringe upon existing technology described in United States patents or may infringe upon claims of patent applications of others. Because of the volume of patents issued and patent applications filed relating to nanocrystalline materials, there is a significant risk that current and potential competitors and other third parties have filed or will file patent applications for, or have obtained or will obtain patents or other proprietary rights relating to, materials or processes used or proposed to be used by the Company. In any such case, to avoid an infringement, the Company would have to either license such technology or design around any such patents. The Company may be unable either to successfully design around these third-party patents or obtain licenses to such technology or if obtainable, such licenses may not be available on terms acceptable to the Company.

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

     The Company also relies on trade secrets and proprietary know-how in the conduct of its business and uses employee and third-party confidentiality and non-disclosure agreements to protect such trade secrets and know-how. The obligation to maintain the confidentiality of such trade secrets or proprietary information may wrongfully be breached by employees, consultants, advisors or others and the Company may not have adequate remedies for any breach. In addition, the Company's trade secrets or proprietary know-how may otherwise become known or be independently developed or discovered by third parties. In addition, because the Company's employees have not entered into noncompetition agreements with the Company, they may become competitors of the Company upon termination of employment.

     Rapid Technological Change

     Rapid changes have occurred, and are likely to continue to occur, in the development of advanced materials and processes. The future success of the Company will depend, in large part, upon its ability to keep pace with advanced materials technologies, industry standards and market trends and to develop and introduce new and improved products on a timely basis. The Company will require substantial resources to expand its commercial manufacturing capacity, further develop its technologies and develop and introduce innovative product applications. The Company's development efforts may be rendered obsolete by the research efforts and technological advances of others or other advanced materials may prove more advantageous than those produced by the Company.

     Limited Marketing Experience; Use of Distribution Agreements

     The Company has limited experience marketing and selling its products. To market its nanocrystalline materials directly, the Company must continue developing a marketing and sales force that can effectively demonstrate the advantages of its nanocrystalline product applications compared to competitive products containing conventional or advanced materials. The Company currently has arrangements for distribution of certain of its nanocrystalline materials and expects to enter into additional distribution or other arrangements with third parties regarding the commercialization or marketing of its materials. The Company's future success will depend in part on its continued relationships with distributors, its ability to enter into other distribution arrangements, the continuing interest of the Company's distributors in current and potential product applications and, eventually, the distributors' success in marketing, or willingness to purchase, any of the Company's nanocrystalline materials. The Company may be unsuccessful in its marketing efforts or may be unable to establish adequate sales and distribution capabilities or to enter into or maintain marketing and distribution arrangements with third parties on financially acceptable terms. In addition, any third parties with whom it enters into such arrangements may not be successful in marketing the Company's products. In February 1998, the Company and WCD mutually agreed to end their cosmetics and skin-care ingredients distribution relationship. While the Company may discuss distribution arrangements with other companies having access to the cosmetics and skin-care market and is currently selling directly to a small number of cosmetic and skin-care customers, the Company may be unable to maintain significant worldwide access to such market.

     Revenue from International Sources

     For the year ended December 31, 1998, 26.7% of the Company's total revenues were derived from product shipments to, and development agreements with, international customers, and the Company expects that it will continue to derive a substantial percentage of revenues from international customers in the future. The Company may be unable to successfully market, sell and deliver its nanocrystalline materials in international markets. In addition, there are certain risks inherent in conducting international business, including exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, political instability, foreign withholding taxes relating to royalties, difficulties in complying with a variety of foreign laws and unexpected changes in regulatory requirements. One or more of such factors could have a material adverse effect on the Company's business, results of operations and financial condition. In particular, the Company has a license agreement with CIK for the distribution of its materials throughout various Asian countries. The recent economic uncertainties in Korea and other Asian markets may continue and could have a material adverse effect on the Company's ability to generate revenue from such markets.

     Competition

     The advanced materials industry is highly competitive. The market for materials having the characteristics and potential uses of the Company's nanocrystalline materials is the subject of intensive research and development efforts by both governmental entities and private enterprises around the world. The Company believes that the level of competition will increase further as more product applications with significant commercial potential are developed. The nanocrystalline product applications being developed by the Company will compete directly with products incorporating conventional and advanced materials and technologies. While the Company is not currently aware of the existence of commercially available competitive products with the same attributes as those offered by the Company, such competitive products may be introduced by third parties, or competing materials based on different or new technologies may become commercially available. The Company's competitors may succeed in developing or marketing materials, technologies and products that exhibit superior performance, are more commercially desirable or are more cost effective than those developed or marketed by the Company. In addition, many potential competitors of the Company have substantially greater financial and technical resources, larger research and development staffs, and greater manufacturing and marketing capabilities than the Company. Failure of the Company's current and potential nanocrystalline product applications to improve performance sufficiently at an acceptable price, achieve commercial acceptance or otherwise compete with conventional materials would have a material adverse effect on the Company's business, results of operations and financial condition.

     Volatility of Common Stock Price and Associated Litigation

     During the first few months after the Offering, the market price of the Company's Common Stock was volatile. Following such volatility in the market price of the Company's Common Stock, securities class action litigation was instituted against the Company. Such litigation initiated against the Company may result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of any particular company. In particular, there has been significant volatility in the market price of securities of technology companies, particularly those that, like the Company, are still primarily engaged in product development activities. Factors such as announcements of technology innovations and new product applications, collaborative development relationships or distribution relationships by the Company or its competitors, disputes relating to patents and proprietary rights, changes in financial estimates by securities analysts, failure to meet or exceed earnings expectations of the market or of analysts, general market conditions and actual or anticipated fluctuations in quarterly operating results may have a significant impact on the future market price of the Common Stock.

     Future Capital Needs

     The Company believes that its future capital requirements will depend on many factors, including continued progress in its research and development and product testing programs, the magnitude of these programs, the costs necessary to increase the Company's manufacturing capabilities and to market any resulting materials and product applications, and customer acceptance of the Company's current and potential materials and product applications. Additional factors that may affect the Company's future capital requirements are the costs involved in preparing, filing, prosecuting, maintaining and enforcing patents and other proprietary rights or in obtaining licenses, the ability of the Company to establish collaborative relationships, the costs related to the Company's possible acquisition of complementary technologies or businesses, and the amount and timing of future revenues. Depending on its requirements, the Company may seek additional funding through public or private financing, collaborative relationships, government contracts or licensing agreements. Such additional financing may not be available on acceptable terms or at all. If adequate funds are not available on acceptable terms, the Company may be required to delay, scale-back or eliminate manufacturing and marketing of one or more of its materials or product applications or research and development programs, or to obtain funds through arrangements with customers or others that may require the Company to relinquish rights to certain of its technologies or nanocrystalline materials that the Company would not otherwise relinquish. Inadequate funding also could impair the Company's ability to compete in the marketplace.

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

     Product Liability Risks

     The Company may be subject to product liability claims in the event that any of its nanocrystalline product applications are alleged to be defective or cause harmful effects. Because the Company's nanocrystalline materials are used as ingredients in, or components of, other companies' products, to the extent certain of the Company's customers become subject to claims, suits or complaints relating to their products, such as cosmetic and skin-care products, such claims may be asserted against the Company. The Company currently maintains separate insurance coverage in the amount of $2 million for product liability claims. The cost of defending or settling product liability claims may be substantial and the Company may be unable to do so on acceptable terms or such claims, if successful or settled, could have a material adverse effect on the Company's business, results of operations and financial condition.

     Governmental Regulations

     The Company's coating facility, which is located in Chicago, is a "small quantity generator" of hazardous materials, including ethanol, under the Federal Resource Conservation and Recovery Act and, as a result, is subject to stringent federal, state and local regulations governing the handling, storage and disposal of such materials. It is possible that current or future laws and regulations could require the Company to make substantial expenditures for preventive or remedial action, reduction of chemical exposure or waste treatment or disposal. The Company's operations, business or assets could be materially and adversely affected by the interpretation and enforcement of current or future environmental laws and regulations. The Company believes it has complied in all material respects with regard to environmental regulations applicable to it and does not anticipate generating substantially increased amounts of such materials. In addition, although management believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the Company's coating operations do pose a risk of accidental contamination or injury. To date, the Company has not been required to make substantial expenditures for preventive or remedial action with respect to the hazardous materials it generates. The damages in the event of an accident or the costs of such preventive or remedial actions could exceed the Company's resources or otherwise have a material adverse effect on the Company's business, results of operations and financial condition.

     In addition, the Company's facilities and all of its operations are subject to the plant and laboratory safety requirements of various occupational safety and health laws. The Company believes it has complied in all material respects with regard to governmental regulations applicable to it. There can be no assurance, however, that the Company will continue to comply with applicable government regulations or that such regulations will not materially restrict or impede the Company's operations in the future.

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

     Quarterly Fluctuations in Operating Results

     The Company has experienced, and expects to continue to experience, quarterly fluctuations in its results of operations as a result of a variety of factors, including the timing of collaborative relationships with, and performance of, customers, the timing of new product application offerings, changes in the Company's revenue mix among its product application offerings, the timing and amount of expenses associated with expansion of the Company's operations, and changes in the mix between pilot production of new nanocrystalline materials and full-scale manufacturing of existing nanocrystalline materials. The Company does not currently have any significant backlog of orders and the timing of revenues will therefore depend upon the amount and timing of new orders received for its nanocrystalline materials.

     Anti-Takeover Provisions

     In October 1998, the Company adopted a stockholders rights plan (the "Rights Plan"). The Rights Plan may have the effect of delaying or preventing a change of control of the Company, including acquisitions that may offer a premium over market price to some or all of the Company's stockholders. Further, certain provisions of the Company's Certificate of Incorporation and Bylaws and Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company. For example, the Company has a staggered Board of Directors with three-year terms and the Company's Board of Directors has the authority to issue up to 24,088 shares of undesignated preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the Company's stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate risk on its investment portfolio. A 1% fluctuation in interest rate would result in a change in the portfolio earnings of approximately $260,000 per year.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information in response to this item is incorporated by reference from the "Proposal No. 1 -- Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Compliance" sections of the Definitive Proxy Statement to be filed with the Commission in connection with the Company's 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information in response to this item is incorporated by reference from the section of the 1999 Proxy Statement captioned "Executive Compensation and Certain Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in response to this item is incorporated by reference from the section of the 1999 Proxy Statement captioned "Security Ownership of Management and Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in response to this item is incorporated by reference from the section of the 1999 Proxy Statement captioned "Executive Compensation and Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

        1. The following financial statements of the Company, with the report of independent auditors, are filed as part of this Form 10-K:

          Report of Ernst & Young LLP, Independent Auditors
          Balance Sheets as of December 31, 1997 and 1998
          Statements of Operations for the Years Ended December 31, 1996, 1997
           and 1998
          Statements of Stockholders' Equity for the Years Ended December 31,
           1996, 1997 and 1998
          Statements of Cash Flows for the Years Ended December 31, 1996, 1997
           and 1998
          Notes to Financial Statements

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

           EXHIBIT
           NUMBER
           -------
            2        Plan and Agreement of Merger dated as of November 25, 1997 by and between the Company and its Illinois predecessor,
                     incorporated by reference to Exhibit 2 to the Company's
                     Annual Report on Form 10-K for the year ended December 31,
                     1997 (the "1997 10-K").
            3.1      Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the 1997 10-K.
            3.2      Bylaws of the Company, incorporated by reference to Exhibit
                     3.2 to the 1997 10-K.
            4.1      Specimen stock certificate representing Common Stock,
                     incorporated by reference to Exhibit 4.1 to the Company's
                     Registration Statement on Form S-1 (File No. 333-36937) (the
                     "IPO S-1").
            4.2      Form of Warrants, incorporated by reference to Exhibit 4.2 to the IPO S-1.
            4.3      Rights Agreement dated as of October 28, 1998 by and between the Company and LaSalle National Bank, incorporated by
                     reference to Exhibit 1 to the Company's Registration
                     Statement on Form 8-A, filed October 28, 1998.
            4.4      Certificate of Designation of Series A Junior Participating
                     Preferred Stock.
           10.1      The Nanophase Technologies Corporation Amended and Restated
                     1992 Stock Option Plan, as amended (the "Stock Option
                     Plan"), incorporated by reference to Exhibit 10.1 to the IPO
                     S-1.
           10.2*     Form of Indemnification Agreement between the Company and
                     each of its directors and executive officers, incorporated by reference to Exhibit 10.2 to the IPO S-1.
           10.3      Amended and Restated Registration Rights Agreements dated as of March 16, 1994, as amended, incorporated by reference to
                     Exhibit 10.3 to the IPO S-1.
           10.4*     Employment Agreement dated as of September 3, 1996 between the Company and Dennis J. Nowak, incorporated by reference to Exhibit 10.5 to the IPO S-1.
           10.5      License Agreement dated June 1, 1990 between the Company and
                     ARCH Development Corporation, as amended, incorporated by
                     reference to Exhibit 10.7 to the IPO S-1.

           EXHIBIT
           NUMBER
           -------
           10.6      License Agreement dated October 12, 1994 between the Company and Hitachi, incorporated by reference to Exhibit 10.8 to
                     the IPO S-1.
           10.7      License Agreement dated May 31, 1996 between the Company and
                     Research Development Corporation of Japan, incorporated by reference to Exhibit 10.9 to the IPO S-1.
           10.8      License Agreement dated April 1, 1996 between the Company
                     and Cornell Research Foundation, incorporated by reference to Exhibit 10.10 to the IPO S-1.
           10.9*     Consulting and Stock Purchase Agreement between Richard W.
                     Siegel and the Company dated as of May 9, 1990, as amended
                     February 13, 1991, November 21, 1991 and January 1, 1992,
                     incorporated by reference to Exhibit 10.11 to the IPO S-1.
           10.10     Lease Agreement between the Village of Burr Ridge and the
                     Company, dated September 15, 1994, incorporated by reference to Exhibit 10.12 to the IPO S-1.
           10.11     Distribution Agreement between the Company and C.I. Kasei,
                     Ltd., (a subsidiary of Itochu Corporation) dated as of
                     October 30, 1996, incorporated by reference to Exhibit 10.15 to the IPO S-1.
           10.12     Supply Agreement between the Company and Schering-Plough
                     HealthCare Products, Inc. dated as of March 15, 1997,
                     incorporated by reference to Exhibit 10.17 to the IPO S-1.
           10.13     License Agreement between the Company and C.I. Kasei Co.,
                     Ltd. (a subsidiary of Itochu Corporation) dated as of
                     December 30, 1997, incorporated by reference to Exhibit
                     10.17 to the 1997 10-K.
           10.14     Supply Agreement by and between the Company and EKC
                     Technology, Inc. ("EKC"), dated as of December 31, 1997 (the
                     "Supply Agreement"), incorporated by reference to Exhibit
                     10.18 to the 1997 10-K.
           10.15     Amendment to the Supply Agreement dated as of October 15,
                     1998 between the Company and EKC.
           10.16*    Employment Agreement dated as of November 9, 1998 between
                     the Company and Joseph Cross.
           10.17*    Consulting Agreement effective as of October 29, 1998
                     between the Company and Donald S. Perkins.
           10.18*    Employment Agreement dated as of February 15, 1999 between the Company and Gina Kritchevsky.
           10.19*    Employment Agreement dated as of March 15, 1999 between the
                     Company and Daniel S. Bilicki.
           10.20*    Form of Options Agreement under the Stock Option Plan,
                     incorporated by reference to Exhibit 4.5 to the Company's
                     Registration Statement on Form S-8 (File No. 333-53445).
           10.21*    Consulting and Severance Agreement dated October 28, 1998
                     between the Company and John C. Parker.
           11        Statement regarding computation of loss per share.
           23        Consent of Ernst & Young LLP.
           27        Financial Data Schedule.

---------------
          * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

     (b) Reports on Form 8-K:

     The only Current Report on Form 8-K filed by the Company for the quarter ended December 31, 1998 was dated October 27, 1998 and, pursuant to Items 5 and 7, reported the Company's adoption of the Rights Plan.

                       NANOPHASE TECHNOLOGIES CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Ernst & Young LLP, Independent Auditors...........    F-2
Balance Sheets as of December 31, 1997 and 1998.............    F-3
Statements of Operations for the years ended December 31,
  1996, 1997 and 1998.......................................    F-4
Statements of Stockholders' Equity for the years ended
  December 31, 1996, 1997 and 1998..........................    F-5
Statements of Cash Flows for the years ended December 31,
  1996, 1997 and 1998.......................................    F-6
Notes to Financial Statements...............................    F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Nanophase Technologies Corporation

     We have audited the accompanying balance sheets of Nanophase Technologies Corporation as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule for the years ended December 31, 1996, 1997 and 1998 listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nanophase Technologies Corporation at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 1996, 1997 and 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP
                                          Ernst & Young LLP
Chicago, Illinois
February 23, 1999

                       NANOPHASE TECHNOLOGIES CORPORATION

                                 BALANCE SHEETS

                                                                      AS OF DECEMBER 31,
                                                                ------------------------------
                                                                    1997             1998
                                                                -------------    -------------
                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................    $   3,988,368    $     363,394
  Investments...............................................       26,884,852       26,270,518
  Trade accounts receivable, less allowance for doubtful
     accounts of $19,276 in 1997 and $85,000 in 1998........        1,641,489          316,328
  Inventories, net..........................................          957,303          838,825
  Prepaid expenses and other current assets.................          112,138           92,351
                                                                -------------    -------------
     Total current assets...................................       33,584,150       27,881,416
Equipment and leasehold improvements, net...................        2,399,893        2,383,091
Other assets, net...........................................          212,526          189,481
                                                                -------------    -------------
                                                                $  36,196,569    $  30,453,988
                                                                =============    =============
            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................    $     930,397    $     413,378
  Accrued expenses..........................................          614,838          933,020
                                                                -------------    -------------
     Total current liabilities..............................        1,545,235        1,346,398
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 24,088 shares authorized
  and no shares issued and outstanding......................               --               --
Common stock, $.01 par value; 25,000,000 shares authorized
  and 12,277,467 shares issued and outstanding at December
  31, 1997; 24,930,377 shares authorized and 12,568,691
  shares issued and outstanding at December 31, 1998........          122,775          125,687
Additional paid-in capital..................................       48,273,230       48,360,454
Accumulated deficit.........................................      (13,744,671)     (19,378,551)
                                                                -------------    -------------
  Total stockholders' equity................................       34,651,334       29,107,590
                                                                -------------    -------------
                                                                $  36,196,569    $  30,453,988
                                                                =============    =============

                       See Notes to Financial Statements

                       NANOPHASE TECHNOLOGIES CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                             1996           1997           1998
                                                             ----           ----           ----
REVENUE:
  Product revenue.....................................    $   249,017    $   924,763    $ 1,140,845
  Other revenue.......................................        236,019      2,798,729        162,944
  Governmental research contracts.....................        110,770             --             --
                                                          -----------    -----------    -----------
       Total revenue..................................        595,806      3,723,492      1,303,789
OPERATING EXPENSE:
  Cost of revenue.....................................      4,019,484      3,935,766      3,221,996
  Research and development expense....................        677,284        990,331      1,504,127
  Selling, general and administrative expense.........      1,661,504      2,074,728      3,594,946
                                                          -----------    -----------    -----------
       Total operating expenses.......................      6,358,272      7,000,825      8,321,069
                                                          -----------    -----------    -----------
Loss from operations..................................     (5,762,466)    (3,277,333)    (7,017,280)
Interest income.......................................        184,778        204,863      1,539,400
                                                          -----------    -----------    -----------
Loss before provision for income taxes................     (5,577,688)    (3,072,470)    (5,477,880)
Provision for income taxes............................             --             --       (156,000)
                                                          -----------    -----------    -----------
Net loss..............................................    $(5,577,688)   $(3,072,470)   $(5,633,880)
                                                          ===========    ===========    ===========
Net loss per share (see Note 2).......................                                  $     (0.45)
                                                                                        ===========
Weighted average number of common shares outstanding
  (see Note 2)........................................                                   12,416,305
                                                                                        ===========
Pro forma net loss per share (see Note 2).............    $     (0.82)   $     (0.37)
                                                          ===========    ===========
Pro forma weighted average number of common shares
  outstanding (see Note 2)............................      6,835,680      8,208,306
                                                          ===========    ===========

                       See Notes to Financial Statements

                       NANOPHASE TECHNOLOGIES CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                       PREFERRED STOCK            COMMON STOCK        ADDITIONAL
                                  -------------------------   ---------------------     PAID-IN     ACCUMULATED
          DESCRIPTION               SHARES        AMOUNT        SHARES      AMOUNT      CAPITAL       DEFICIT         TOTAL
          -----------               ------        ------        ------      ------    ----------    -----------       -----
Balance as of January 1, 1996...   5,472,520   $  8,600,113       77,586   $     --   $       450   $ (5,094,513)  $ 3,506,050
  Issuance of Series D shares...      14,034         24,238           --         --            --             --        24,238
  Issuance of Series E shares,
    net of offering costs.......   1,921,800      7,157,850           --         --            --             --     7,157,850
  Net loss for the year ended
    December 31, 1996...........          --             --           --         --            --     (5,577,688)   (5,577,688)
                                  ----------   ------------   ----------   --------   -----------   ------------   -----------
Balance as of December 31,
  1996..........................   7,408,354     15,782,201       77,586         --           450    (10,672,201)    5,110,450
  Issuance of Series F shares,
    net of offering costs.......     748,089      3,770,543           --         --            --             --     3,770,543
  Exercise of stock options.....          --             --       43,425        434         4,441             --         4,875
  Conversion of all outstanding
    Preferred shares into Common
    shares and all Common shares
    to $0.01 par value..........  (8,156,443)   (19,552,744)   8,156,456     82,341    19,470,403             --            --
  Issuance of Common shares, net
    of offering costs...........          --             --    4,000,000     40,000    28,797,936             --    28,837,936
  Net loss for the year ended
    December 31, 1997...........          --             --           --         --            --     (3,072,470)   (3,072,470)
                                  ----------   ------------   ----------   --------   -----------   ------------   -----------
Balance as of December 31,
  1997..........................          --             --   12,277,467    122,775    48,273,230    (13,744,671)   34,651,334
  Exercise of stock options.....          --             --      128,356      1,283        88,853             --        90,136
  Exercise of warrants..........          --             --      162,868      1,629        (1,629)            --            --
  Net loss for the year ended
    December 31, 1998...........          --             --           --         --            --     (5,633,880)   (5,633,880)
                                  ----------   ------------   ----------   --------   -----------   ------------   -----------
Balance as of December 31,
  1998..........................          --   $         --   12,568,691   $125,687   $48,360,454   $(19,378,551)  $29,107,590
                                  ==========   ============   ==========   ========   ===========   ============   ===========

                       See Notes to Financial Statements

                       NANOPHASE TECHNOLOGIES CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        1996           1997           1998
                                                        ----           ----           ----
OPERATING ACTIVITIES:
Net Loss...........................................  $(5,577,688)  $ (3,072,470)  $  (5,633,880)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization.................      309,850        416,414         491,098
     Allowance for excess inventory quantities.....           --             --         190,633
  Changes in assets and liabilities related to
     operations:
     Trade accounts receivable.....................     (318,656)    (1,251,988)      1,325,161
     Inventories...................................     (379,924)      (512,098)        (72,155)
     Prepaid expense and other assets..............      (23,546)      (145,398)         38,961
     Accounts payable..............................        2,525        708,461        (517,019)
     Accrued liabilities...........................      191,581        486,712         318,182
                                                     -----------   ------------   -------------
Net cash used in operating activities..............   (5,795,858)    (3,370,367)     (3,859,019)
INVESTING ACTIVITIES:
Acquisition of equipment and leasehold
  improvements.....................................   (1,173,437)    (1,063,608)       (470,425)
Purchases of held-to-maturity investments..........  (15,486,131)  (118,684,404)   (182,750,264)
Maturities of held-to-maturity investments.........   15,709,744     93,797,340     183,364,598
(Increase) decrease in asset held in trust.........       (1,982)        78,849              --
                                                     -----------   ------------   -------------
Net cash (used in) provided by investing
  activities.......................................     (951,806)   (25,871,823)        143,909
FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of offering
  costs............................................    7,182,088     32,613,354          90,136
Deferred offering costs............................      (79,122)            --              --
                                                     -----------   ------------   -------------
Net cash provided by financing activities..........    7,102,966     32,613,354          90,136
                                                     -----------   ------------   -------------
Increase (decrease) in cash and cash equivalents...      355,302      3,371,164      (3,624,974)
Cash and cash equivalents at beginning of period...      261,902        617,204       3,988,368
                                                     -----------   ------------   -------------
Cash and cash equivalents at end of period.........  $   617,204   $  3,988,368   $     363,394
                                                     ===========   ============   =============

                       See Notes To Financial Statements

                       NANOPHASE TECHNOLOGIES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS

     Nanophase Technologies Corporation (the "Company") was incorporated on November 30, 1989, for the purpose of developing nanocrystalline materials for commercial production and sale in domestic and international markets. The Company was in its development stage for the period from inception through December 31, 1996. The Company began full-scale production in early 1997 at which time it no longer was a development stage company. The Company issued common stock in an initial public offering consummated on December 2, 1997.

     In the course of its corporate development, the Company has experienced net losses and negative cash flows from operations. Historically, the Company has funded its operations primarily through the issuance of equity securities.

     Revenue from international sources approximated $256,500, $1,695,700, and $347,500 for the years ended December 31, 1996, 1997, and 1998, respectively.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash Equivalents

     Cash equivalents primarily consist of money market accounts which have a maturity of three months or less from the date of purchase.

     Investments

     Investments are classified by the Company at the time of purchase and such classification is reevaluated as of each balance sheet date. Investments are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost and are adjusted to maturity for the amortization of premiums and accretion of discounts. Such adjustments for amortization and accretion are included in interest income.

     Inventory

     Inventory is stated at the lower of cost, determined on a first in, first out basis, or market. In 1998, the Company recorded an allowance to provide for estimated excess quantities of certain materials currently in inventory.

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

                       NANOPHASE TECHNOLOGIES CORPORATION

     Product Revenue

     Product revenue consists of revenue generated from product shipments made by the Company.

     Other Revenue

     Other revenue consists of revenue from research and development arrangements with non-governmental entities, fees from the transfer of technology and royalties. Research and development arrangements include both cost-plus and fixed fee agreements and such revenue is recognized when specific milestones are met under the arrangements. Fees related to the transfer of technology are recognized when the transfer of technology to the acquiring party is completed and the Company has no further significant obligation. Royalties are recognized when received.

     Governmental Research Contracts

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

     Research and Development Expense

     Expenditures for research and development activities are charged to operations as incurred by the Company. During 1998, the Company recorded $745,000 in charges from unrelated entities for development that was charged to research and development expense. During 1997, the Company acquired certain research and development from a customer for $223,000 and charged this acquisition to research and development expense.

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

     Employee Stock Options

     In 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). As permitted by SFAS No. 123, the Company accounts for stock options granted to employees using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Under APB No. 25, no compensation expense is recorded if the number of shares is fixed and the exercise price equals the market price on the date of grant. SFAS No. 123 requires companies using APB No. 25 to disclose pro forma net earnings and earnings per share using the fair value method alternative prescribed by SFAS No. 123. Such disclosures are included in Note 12.

                       NANOPHASE TECHNOLOGIES CORPORATION

     Fair Value of Financial Instruments

     The Company's financial instruments include investments, accounts receivable, accounts payable and accrued liabilities. The fair values of all financial instruments were not materially different from their carrying values.

     Net Loss and Pro Forma Net Loss Per Share

     Pro forma net loss per common share and historical net loss per common share are computed based upon the weighted average number of common shares outstanding. Common equivalent shares are not included in the pro forma and historical per share calculations because the effect of their inclusion would be anti-dilutive. In addition, for the pro forma calculation, all convertible preferred stock is treated as if converted into common shares for all periods shown.

     Net loss per common share computed on a historical basis is $71.89 and $2.39 for the years ended December 31, 1996 and 1997, respectively. The weighted average number of common shares outstanding used to calculate these net loss per common share amounts are 77,586 for 1996 and 1,283,359 for 1997.

(3) INVESTMENTS

     Investments generally consist of certificates of deposit, commercial paper and corporate notes and have an estimated fair value of $26,885,000 and $26,251,000 at December 31, 1997 and 1998, respectively. All investments have been classified as held-to-maturity and mature in the subsequent year.

(4) INVENTORIES

     Inventories consist of the following:

                                                         AS OF DECEMBER 31,
                                                       ----------------------
                                                         1997         1998
                                                       --------    ----------
Raw Materials........................................  $379,505    $  284,162
Finished Goods.......................................   577,798       745,296
                                                       --------    ----------
                                                        957,303     1,029,458
Allowance for Excess Inventory Quantities............        --      (190,633)
                                                       --------    ----------
                                                       $957,303    $  838,825
                                                       ========    ==========

                       NANOPHASE TECHNOLOGIES CORPORATION

(5) EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of the following:

                                                         AS OF DECEMBER 31,
                                                      ------------------------
                                                         1997          1998
                                                      ----------    ----------
Machinery and equipment.............................  $1,835,964    $2,842,258
Office equipment....................................     116,307       194,258
Office furniture....................................      49,864        49,864
Leasehold improvements..............................     610,932       664,143
                                                      ----------    ----------
                                                       2,613,067     3,750,523
Less: Accumulated depreciation and amortization.....    (881,323)   (1,367,432)
                                                      ----------    ----------
                                                       1,731,744     2,383,091
Construction in progress............................     668,149            --
                                                      ----------    ----------
                                                      $2,399,893    $2,383,091
                                                      ==========    ==========

(6) LEASE COMMITMENTS

     The Company leases manufacturing and office space under an agreement that will expire in September 1999. Monthly minimum lease payments amount to $8,300 for this facility. The Company also leases smaller pilot manufacturing space as well as offsite warehouse space, both under renewable annual agreements. Monthly minimum lease payments amount to $5,000 and $2,900, respectively, for these facilities.

     Net rent expense under these leases amounted to $175,538, $168,781, and $191,995 for the years ended December 31, 1996, 1997, and 1998, respectively.

(7) ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                          AS OF DECEMBER 31,
                                                         --------------------
                                                           1997        1998
                                                         --------    --------
Accrued professional services..........................  $ 29,943    $288,000
Accrued costs for goods received but not invoiced......    98,802     232,384
Accrued payroll and related expenses...................   138,798     211,283
Accrued subcontract costs..............................   161,791      30,000
Other..................................................   185,504     171,353
                                                         --------    --------
                                                         $614,838    $933,020
                                                         ========    ========

(8) RESEARCH AND DEVELOPMENT AGREEMENTS

     The Company is party to a number of research and development arrangements with both governmental and commercial entities. These arrangements are generally short-term in nature and provided $236,019, $1,445,705, and $160,984 of revenue for the years ended December 31, 1996, 1997, and 1998, respectively.

(9) LICENSE AGREEMENTS

     In 1991, the Company was granted an exclusive license by a third party to make, have made, use and sell products of the type claimed in a U.S. patent. In consideration for this license, the Company agreed to pay

                       NANOPHASE TECHNOLOGIES CORPORATION
royalties of 1/2% of net sales of licensed products, as defined. As of December 31, 1998, no royalty payments were due under this agreement.

     In 1994, the Company was granted a non-exclusive license by a third party to make, use, and sell products of the type claimed in two U.S. patents. In consideration for this license, the Company agreed to pay royalties of 1% of net sales, as defined, and made an advance royalty payment of $17,500. As of December 31, 1998, royalties in addition to the $17,500 amounted to $3,088.

     In 1996, the Company was granted a non-exclusive license by a third party to produce and sell ultrafine powders of metal and ceramics claimed in four U.S. patents. In consideration for this license, the Company agreed to pay $14,000 as an initial payment, and pay royalties of 3% of net proceeds of sales of the product, as defined. As of December 31, 1998, aggregate royalties under this agreement approximated $25,000. The Company was also granted a remainder-exclusive license by a third party to make, have made, use, import, sell or have sold products of the type claimed in three U.S. patents. In consideration for this license, the Company agreed to pay $5,000 as an initial payment, $5,000 upon reaching the earlier of either defined profitability or the second anniversary of the agreement, and royalties at the rate of 4% of the defined net sales of the related products. The agreement also provides for minimum royalty payments beginning in 1999, the fourth license year. As of December 31, 1998, aggregate royalties under this agreement amounted to $10,000.

     In December 1997, the Company entered into a license agreement whereby the Company granted a royalty-bearing exclusive right and license, as defined, to purchase, make, use and sell nanocrystalline materials to a third party. As consideration for the right and license thereby granted, the Company recognized a non-refundable technology transfer fee of $1,400,000, which was earned upon execution of the agreement. As defined, the Company also will earn royalties on net sales of manufactured products containing nanocrystalline materials. The agreement also provided for minimum sales targets and minimum royalty payments to maintain exclusivity. The agreement expires on March 31, 2013 unless earlier terminated as provided therein. In 1998, the first year which royalties were earned under this agreement, the Company recorded revenue of $1,960.

(10) INCOME TAXES

     The Company has net operating loss carryforwards for tax purposes of approximately $18,300,000 at December 31, 1998, which expire between 2005 and 2013. The Company has not paid income taxes since inception. The Company also has a foreign tax credit carryforward of approximately $156,000 which could be used as an offsetting tax credit to reduce U.S. income taxes. This foreign tax credit will expire in 2013 if not utilized before that date.

                       NANOPHASE TECHNOLOGIES CORPORATION

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes consist of the following:

                                                         AS OF DECEMBER 31,
                                                      -------------------------
                                                         1997          1998
                                                         ----          ----
DEFERRED TAX ASSETS:
  Net operating loss carryforward...................  $ 5,226,000   $ 7,137,000
  Start-up cost capitalized for income tax
     purposes.......................................      122,000        81,000
  Inventory and other allowances....................           --       143,000
  Other accrued costs...............................       74,000       146,000
                                                      -----------   -----------
     Total deferred tax assets......................    5,422,000     7,507,000
DEFERRED TAX LIABILITY:
  Accelerated tax depreciation......................      (62,000)           --
                                                      -----------   -----------
Net deferred tax asset..............................    5,360,000     7,507,000
  Less: Valuation allowance.........................   (5,360,000)   (7,507,000)
                                                      -----------   -----------
Deferred income taxes...............................  $        --   $        --
                                                      ===========   ===========

     The valuation allowance increased $2,147,000 for the year ended December 31, 1998 due principally to the increase in the net operating loss carryforward and uncertainty as to whether future taxable income will be generated prior to the expiration of the carryforward period. Under the Internal Revenue Code, certain ownership changes, including the prior issuance of preferred stock and the Company's public offering of common stock, may subject the Company to annual limitations on the utilization of its net operating loss carryforward.

     As a result of certain transactions with third parties operating in foreign countries, the Company may be subject to the withholding and payment of foreign income taxes as transactions are completed. Under the Internal Revenue Code, foreign tax payments may be used to offset federal income tax liabilities when incurred, subject to certain limitations. In 1998, the Company recorded $156,000 in foreign tax expense due to withholding by foreign tax authorities on amounts due from foreign customers.

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

     In 1997, a total of 748,089 shares of Series F convertible preferred stock were issued for cash amounting to $3,770,543 which is net of financing costs of $105,565.

     In November 1997, a total of 4,000,000 shares of common stock was issued in conjunction with the Company's initial public offering at an offering price of $8 per share. The Company received proceeds of $28,837,936, which is net of offering costs of $3,162,064. Pursuant to the Company's prior Illinois articles of incorporation, all Series A, B, C, D, E and F convertible preferred stock was automatically converted to common stock in conjunction with the initial public offering.

     In October 1998, the Company declared a dividend of one Preferred Stock Purchase Right (a "Right") for each outstanding share of Company common stock on November 10, 1998. The Rights are not presently exercisable. Each Right entitles the holder, upon the occurrence of certain specified events, to purchase from

                       NANOPHASE TECHNOLOGIES CORPORATION
the Company one ten-thousandth of a share of the Company's Series A Junior Participating Preferred Stock at a purchase price of $25 per one-ten thousandth of a share (the "Purchase Price"). The Rights further provide that each Right will entitle the holder, upon the occurrence of certain specified events, to purchase from the Company, common stock having a value of twice the Purchase Price and, upon the occurrence of certain other specified events, to purchase from another entity into which the Company is merged or which acquires 50% or more of the Company's assets or earnings power, common stock of such other entity having a value of twice the Purchase Price. In general, the Rights may be redeemed by the Company at a price of $0.01 per Right. The Rights expire on October 28, 2008.

     At December 31, 1998, 2,500 shares of authorized but unissued Preferred Stock have been reserved for future issuance regarding the Rights. In addition, authorized but unissued shares of common stock have been reserved for future issuance as follows:

Warrants....................................................      429,796
Options.....................................................    2,586,251
                                                                ---------
                                                                3,016,047
                                                                =========

(12) STOCK OPTIONS AND WARRANTS

     The Company has entered into stock option agreements with certain officers, employees, directors (two of whom are also service providers) and three Advisory Board members. At December 31, 1998, the Company had granted options to purchase 1,781,385 shares of common stock. The stock options generally expire ten years from the date of grant. Of the total number of options granted, 1,117,690 of the outstanding options vest over a five-year period and 37,370 vest over a three-year period from their respective grant dates. Of the remaining 626,325 outstanding options, 121,818 vest on the eighth anniversary following their grant date, and the remaining 504,507 were accelerated to vest over a five-year period due to specific performance targets being met.

     Exercise prices are determined by the Board of Directors and equal the estimated fair values of the Company's common stock at the grant date. The table below summarizes option activity from January 1, 1996 through December 31, 1998:

                                                                                       WEIGHTED
                                                    NUMBER OF       EXERCISE       AVERAGE EXERCISE
                                                     OPTIONS         PRICE              PRICE
                                                    ---------    --------------    ----------------
Outstanding at January 1, 1996....................    435,119    $.112 - .432           $ .249
Options granted during 1996.......................  1,192,508    1.727 - 3.886           3.309
Options canceled during 1996......................    (12,101)    .112 - 1.727           1.549
                                                    ---------
Outstanding at December 31, 1996..................  1,615,526     .112 - 3.886           2.499
Options granted during 1997.......................     17,370        5.181               5.181
Options exercised during 1997.....................    (43,425)        .112                .112
Options canceled during 1997......................   (150,482)    .112 - 3.886           3.760
                                                    ---------
Outstanding at December 31, 1997..................  1,438,989     .112 - 5.181           2.471
Options granted during 1998.......................    521,400    2.938 - 5.750           3.694
Options exercised during 1998.....................   (128,356)    .112 - 3.886            .702
Options canceled during 1998......................    (50,648)   3.813 - 3.886           3.874
                                                    ---------
Outstanding at December 31, 1998..................  1,781,385     .112 - 5.750           2.916
                                                    =========

     At December 31, 1998, options for 153,435, 65,113, 91,422, 232,063, and
5,907 shares of common stock were exercisable at $.112, $.432, $1.727, $3.886 and $5.181 per share, respectively. At December 31, 1997,

                       NANOPHASE TECHNOLOGIES CORPORATION
options for 180,378, 75,270, 62,903, and 17,833 shares of common stock were exercisable at $.112, $.432, $1.727, and $3.886 per share, respectively. At December 31, 1996, options for 187,675, 38,793, and 2,606 shares of common stock were exercisable at $.112, $.432, and $1.727 per share, respectively. To date, 171,781 options have been exercised and none have expired. The weighted average remaining contractual life of the outstanding options at December 31, 1998 was eight years.

     In connection with the issuance of Series C convertible preferred stock in 1993, the Company issued common stock purchase warrants for 662,287 shares at no additional cost to the Series C convertible preferred stockholders. At the Company's initial public offering on November 26, 1997, all preferred shares were converted into shares of common stock. These warrants have an exercise price of $1.123 per share and expire upon the tenth anniversary of issuance. In July 1998, 232,491 warrants were exercised in a cashless transaction whereby the Company issued 162,868 common shares. The balance of 69,623 shares was retired by the Company in exchange for the exercise price for such warrants. At December 31, 1998, 429,796 warrants remained outstanding.

     The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB No. 123 requires use of option valuation models that were not developed for the use in valuing employee stock options. Pro forma information regarding net income is required by FASB No. 123, which also requires that the information be determined as if the Company had accounted for the employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended December 31, 1996, 1997, and 1998: U.S. government zero coupon 7-year bond interest rates ranging from 4.6% to 6.9%, depending upon the specific grant date of the options; a dividend yield of zero percent; and a weighted-average expected life of the option of 7 years. The volatility factor was assumed to be zero as the Company was privately held and no market existed for its stock in 1996, or for the period during which options were granted in 1997. For 1998, the volatility factor used was 25%. The weighted average fair value of the net options granted during 1996, 1997, and 1998 was $1.124, $1.753, and $1.505 per share, respectively.

     The Black-Scholes option valuation model was developed for the use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's option, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the respective option. Because FASB No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma impact will not be fully reflected until 2002. The Company's pro forma net loss would be $5,621,482, $3,275,177, and $5,922,570 and the pro forma net loss per share would be $0.82, $0.40, and $0.48 for the years ended December 31, 1996, 1997, and 1998, respectively.

(13) 401(K) PROFIT-SHARING PLAN

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

                       NANOPHASE TECHNOLOGIES CORPORATION

(14) RELATED PARTY TRANSACTIONS

     The Company has an ongoing consulting agreement with a director/stockholder. The agreement is on a month-to-month basis. Payments under this agreement amount to $2,500 per month.

     In October 1998, the Company entered into a consulting agreement with another director/stockholder. The consulting agreement may be terminated at any time by either party. In consideration for the services provided as a consultant, the Board granted the individual options to acquire 25,000 shares of Company common stock at an exercise price of $3.50 per share. The options vest equally over a 5-year period from the date of grant.

(15) SIGNIFICANT CUSTOMERS

     Revenue from four customers constituted approximately 64.3% of the Company's 1996 revenue. In particular, revenue from each such customer constituted approximately 22.5%, 16.9%, 14.2% and 10.8%, respectively, of the Company's 1996 revenue. Revenue from two customers constituted approximately 85.3% of the Company's 1997 revenue. In particular, revenue from each such customer constituted approximately 43.1% and 42.2%, respectively, of the Company's 1997 revenue. Revenue from four customers constituted approximately 55.8% of the Company's 1998 revenue. In particular, revenue from each such customer constituted approximately 16.9%, 14.0%, 13.4% and 11.5%, respectively, of the Company's 1998 revenue.

(16) CONTINGENT LIABILITIES

     Five separate complaints were filed in the United States District Court for the Northern District of Illinois, Eastern Division, each of which alleged that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal securities laws for making material misstatements of fact and omitting and failing to state material facts necessary to make other statements of fact not misleading in the Registration Statement and Prospectus relating to the Offering. In an order entered by the Court, those cases were consolidated and a consolidated complaint was filed on October 30, 1998. The consolidated complaint alleges that the action should be maintained as (i) a plaintiff class action on behalf of certain persons who purchased the Common Stock from November 26, 1997 through January 8, 1998, excluding the defendants, members of their immediate families, any entity in which a defendant has a controlling interest and certain others related to or affiliated with the foregoing, and (ii) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint seeks unquantified damages as provided for under the federal securities laws, pre- and post-judgment interest, attorneys' fees, expert witness fees, other costs and expenses and such other and further relief as the Court may find proper. In addition, the consolidated complaint seeks rescission and/or rescissory damages relating to purchases of the Common Stock, as provided for under federal securities laws. All defendants have filed motions to dismiss the consolidated complaint that are fully briefed and under advisement by the Court. In August 1998, the Company received a request for indemnification from the underwriters of the Offering pursuant to the underwriting agreement for the Offering. In response to such request, the Company has agreed to be responsible for the underwriters' attorneys' fees with respect to the litigation.

     On November 20, 1998, a separate complaint was filed in the Northern District of Illinois, Eastern Division, which alleged that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal securities laws for making material misstatements of fact and omitting or failing to state material facts necessary to make other statements of fact not misleading in connection with the solicitation of consents to proceed with the Offering from certain of the Company's preferred stockholders. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of those former preferred stockholders whose shares of preferred stock of the Company were converted into Common Stock on or about the date of the Offering, excluding the defendants, other officers and directors of the Company, members of the immediate families of all individual defendants, any entity in

                       NANOPHASE TECHNOLOGIES CORPORATION
which a defendant has a controlling interest and certain others related to, employed by or affiliated with the foregoing. The complaint seeks unquantified damages as provided for under the federal securities laws, pre-and post-judgment interest, attorneys' fees, expert witness fees, other costs and expenses and such other and further relief as the Court may find proper. On March 15, 1999, the preferred stockholders' complaint was referred to the Court's Executive Committee for possible (i) reassignment to the judge hearing the consolidated complaint described above and (ii) further consolidation with that litigation.

     The Company, the defendant directors and the defendant officers have each retained counsel with respect to both of the above-described litigations and intend to defend against both complaints vigorously. Although the Company believes that the allegations of the complaints are without merit, it is unable to predict at this time the outcome of either litigation or whether the resolution of either litigation could have a material adverse effect on the Company's results of operations, cash flows or financial condition.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                    ADDITIONS
                                      ----------------------------------------------------------------------
                                      BALANCE BEGINNING   COSTS AND     OTHER                   BALANCE AT
            DESCRIPTION                   OF PERIOD        EXPENSES    ACCOUNTS   DEDUCTIONS   END OF PERIOD
            -----------               -----------------   ---------    --------   ----------   -------------
Year ended December 31, 1996:
Deferred tax asset valuation
  account...........................     $2,269,000       $2,081,000     $ --      $    --      $4,350,000
                                         ==========       ==========     ====      =======      ==========
Year ended December 31, 1997:
Allowance for doubtful accounts.....     $       --       $   46,976     $ --      $27,700      $   19,276
                                         ==========       ==========     ====      =======      ==========
Deferred tax asset valuation
  account...........................     $4,350,000       $1,010,000     $ --      $    --      $5,360,000
                                         ==========       ==========     ====      =======      ==========
Year ended December 31, 1998:
Allowance for doubtful accounts.....     $   19,276       $  125,623     $ --      $59,899      $   85,000
                                         ==========       ==========     ====      =======      ==========
Allowance for excess inventory
  quantities
  account...........................     $       --       $  190,633     $ --      $    --      $  190,633
                                         ==========       ==========     ====      =======      ==========
Deferred tax asset valuation
  account...........................     $5,360,000       $2,147,000     $ --      $    --      $7,507,000
                                         ==========       ==========     ====      =======      ==========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.
                                          NANOPHASE TECHNOLOGIES CORPORATION

                                          By:       /s/ JOSEPH CROSS

                                            ------------------------------------
                                                        Joseph Cross
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 1999.

                   SIGNATURE                                               TITLE
                   ---------                                               -----

                /s/ JOSEPH CROSS                    President, Chief Executive Officer (Principal
------------------------------------------------    Executive Officer) and a Director
                  Joseph Cross

              /s/ DENNIS J. NOWAK                   Vice President -- Finance and Administration, Chief
------------------------------------------------    Financial Officer, Treasurer and Secretary
                Dennis J. Nowak                     (Principal Financial and Accounting Officer)

             /s/ DONALD S. PERKINS                  Chairman of the Board and Director
------------------------------------------------
               Donald S. Perkins

               /s/ STEVEN LAZARUS                   Director
------------------------------------------------
                 Steven Lazarus

             /s/ RICHARD W. SIEGEL                  Director
------------------------------------------------
               Richard W. Siegel

             /s/ ROBERT W. SHAW, JR                 Director
------------------------------------------------
               Robert W. Shaw, Jr

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------

 4.4      Certificate of Designation of Series A Junior Participating
          Preferred Stock.
10.15     Amendment to the Supply Agreement dated as of October 15,
          1998 between the Company and EKC.
10.16     Employment Agreement dated as of November 9, 1998 between
          the Company and Joseph Cross.
10.17     Consulting Agreement effective as of October 29, 1998
          between the Company and Donald S. Perkins.
10.18     Employment Agreement dated as of February 15, 1999 between the Company and Gina Kritchevsky.
10.19     Employment Agreement dated as of March 15, 1999 between the
          Company and Daniel S. Bilicki.
10.21     Consulting and Severance Agreement dated October 28, 1998
          between the Company and
          John C. Parker.
11        Statement regarding computation of loss per share.
23        Consent of Ernst & Young LLP.
27        Financial Data Schedule.