Form 10-Q
period 1999-03-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 1999-05-14
CIK 883107

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: MARCH 31, 1999

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

                              --------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         As of May 14, 1999, there were outstanding 12,654,577 shares of common stock, par value $.01, of the registrant.

                       NANOPHASE TECHNOLOGIES CORPORATION

                          QUARTER ENDED MARCH 31, 1999

                                      INDEX


                                                                                                          PAGE
                                                                                                          ----
PART I - FINANCIAL INFORMATION...............................................................................3
     Item 1.   Financial Statements..........................................................................3
               Balance Sheets as of March 31, 1999 (unaudited) and December 31, 1998.........................3
               Statements of Operations (unaudited) for the three months ended March 31, 1999 and 1998....................................................................................4
               Statements of Cash Flows (unaudited) for the three months ended March 31, 1999 and 1998....................................................................................5
               Notes to Financial Statements (unaudited).....................................................6
     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ........8
     Item 3.   Quantitative and Qualitative Disclosures About Market Risk...................................12

PART II - OTHER INFORMATION.................................................................................13
     Item 1.   Legal Proceedings............................................................................13
     Item 2.   Changes in Securities and Use of Proceeds....................................................14
     Item 6.   Exhibits and Reports on Form 8-K.............................................................14

SIGNATURES..................................................................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       NANOPHASE TECHNOLOGIES CORPORATION

                                 BALANCE SHEETS

                                                                                   MARCH 31,       DECEMBER 31,
                                                                                     1999              1998
                                                                                ----------------  ---------------
                                                                                   (UNAUDITED)
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..................................................     $     770,621      $    363,394
  Investments................................................................        25,058,369        26,270,518
  Trade accounts receivable, less allowance for doubtful accounts
    of  $75,000 at March 31, 1999 and $85,000 at December 31, 1998...........           183,327           316,328
  Other receivable...........................................................           304,032                 -
  Inventories, net...........................................................           765,039           838,825
  Prepaid expenses and other current assets..................................           114,283            92,351
                                                                               ----------------   ---------------
    Total current assets.....................................................        27,195,671        27,881,416
Equipment and leasehold improvements, net....................................         2,346,923         2,383,091
Other assets, net............................................................           180,096           189,481
                                                                               ----------------   ---------------
                                                                                  $  29,722,690      $ 30,453,988
                                                                               ================   ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable...........................................................     $     819,177      $    413,378
  Accrued expenses...........................................................         1,342,278           933,020
                                                                               ----------------   ---------------
    Total current liabilities................................................         2,161,455         1,346,398

CONTINGENT LIABILITIES......................................................                  -                 -

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 24,088 shares authorized and
  no shares issued and outstanding...........................................                 -                 -
Common stock, $.01 par value, 24,930,377 shares authorized;
  12,654,577 shares issued and outstanding at March 31, 1999 and
  12,568,691 shares issued and outstanding at December 31, 1998..............           126,546           125,687
Additional paid-in capital...................................................        48,389,142        48,360,454
Accumulated deficit..........................................................       (20,954,453)      (19,378,551)
                                                                               ----------------   ---------------
  Total stockholders' equity.................................................        27,561,235        29,107,590
                                                                               ----------------   ---------------
                                                                                  $  29,722,690      $ 30,453,988
                                                                               ================   ===============

                       See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                -----------------------------------
                                                                                     1999              1998
                                                                                ----------------  -----------------
REVENUE:
  Product revenue...........................................................    $     266,248     $     636,734
  Other revenue.............................................................           58,750            66,800
                                                                                ----------------  -----------------
    Total revenue...........................................................          324,998           703,534

OPERATING EXPENSE:
  Cost of revenue...........................................................          781,089           968,712
  Research and development expense..........................................          390,414           189,214
  Selling, general and administrative expense...............................        1,018,446           683,299
                                                                                ----------------  -----------------
    Total operating expense.................................................        2,189,949         1,841,225
                                                                                ----------------  -----------------
Loss from operations........................................................       (1,864,951)       (1,137,691)
Interest income.............................................................          289,049           406,291
                                                                                ----------------  -----------------
Loss before provision for income taxes......................................       (1,575,902)         (731,400)
Provision for income taxes..................................................                -          (156,000)
                                                                                ----------------  -----------------
Net loss....................................................................    $  (1,575,902)    $    (887,400)
                                                                                ================  =================

Net loss per share..........................................................    $       (0.13)    $       (0.07)
                                                                                ================  =================

Weighted average number of common shares outstanding........................       12,593,718        12,277,467
                                                                                ================  =================



                      See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                             ------------------------------------
                                                                                   1999               1998
                                                                             ------------------  ----------------
OPERATING ACTIVITIES:
Net loss.................................................................    $    (1,575,902)    $    (887,400)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization........................................            169,315           111,450
    Allowance for excess inventory quantities............................             50,891                 -
  Changes in assets and liabilities related to operations:
    Trade accounts receivable............................................            133,001           824,586
    Other receivable.....................................................           (304,032)                -
    Inventories..........................................................             22,895            13,265
    Prepaid expense and other assets.....................................            (13,912)          (39,826)
    Accounts payable.....................................................            405,799          (424,760)
    Accrued liabilities..................................................            409,258           224,856
                                                                             ------------------  ----------------
Net cash used in operating activities....................................           (702,687)         (177,829)

INVESTING ACTIVITIES:
Acquisition of equipment and leasehold improvements......................           (131,782)         (219,522)
Purchases of held-to-maturity investments................................        (40,615,640)      (65,178,904)
Maturities of held-to-maturity investments...............................         41,827,789        62,313,000
                                                                             ------------------  ----------------
Net cash provided by (used in) investing activities......................          1,080,367        (3,085,426)

FINANCING ACTIVITIES:
Proceeds from issuance of stock..........................................             29,547                 -
                                                                             ------------------  ----------------
Net cash provided by financing activities................................             29,547                 -
                                                                             ------------------  ----------------

Increase (decrease) in cash and cash equivalents.........................            407,227        (3,263,255)
Cash and cash equivalents at beginning of period.........................            363,394         3,988,368
                                                                             ------------------  ----------------

Cash and cash equivalents at end of period...............................    $       770,621     $     725,113
                                                                             ==================  ================


                      See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION
         The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (the "Company") reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

         These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

(2) DESCRIPTION OF BUSINESS
         The Company was organized for the purpose of developing nanocrystalline materials for commercial production and sale in domestic and international markets. In the course of its corporate development, the Company has experienced net losses and negative cash flows from operations. Historically, the Company has funded its operations primarily through the issuance of equity securities.

         Revenue from international sources approximated $139,100 and $84,400 for the three months ended March 31, 1999 and 1998, respectively.

(3) INVESTMENTS
         Investments generally consist of certificates of deposit, commercial paper, and corporate notes and have an estimated fair value of $25,054,000 at March 31, 1999 and $26,251,000 at December 31, 1998. All investments have been classified as held-to-maturity and mature within a twelve month period.

(4) INVENTORIES
         Inventories consist of the following:

                                                              MARCH 31, 1999       DECEMBER 31, 1998
                                                            -------------------  ----------------------
Raw materials............................................   $        274,917     $           284,162
Finished goods...........................................            731,646                 745,296
                                                            -------------------  ----------------------
                                                                   1,006,563               1,029,458
Allowance for excess inventory quantities................           (241,524)               (190,633)
                                                            -------------------  ----------------------
                                                            $        765,039     $           838,825
                                                            ===================  ======================

 (5) STOCK OPTIONS AND WARRANTS
         During the three months ended March 31, 1999, options to purchase 85,886 shares of Common Stock were exercised for $29,547.

(6) CONTINGENT LIABILITIES

         Five separate complaints were filed in the United States District Court for the Northern District of Illinois, Eastern Division, each of which alleged that the Company, certain of its officers and directors, and the underwriters of the Company's initial public offering of Common Stock ("the Offering") are liable under the federal securities laws for making material misstatements of fact and omitting and failing to state material facts necessary to make other statements of fact not misleading in the Registration Statement and Prospectus relating to the Offering. In an order entered by the Court, those cases were consolidated and a consolidated complaint was filed on October 30, 1998. The consolidated complaint alleges that the action should be maintained as (i) a plaintiff class action on behalf of certain persons who purchased the Common Stock from November 26, 1997 through January 8, 1998, excluding the defendants, members of their immediate families, any entity in which a defendant has a controlling interest and certain others related to or affiliated with the foregoing, and (ii) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint seeks unquantified damages as provided for under the federal securities laws, pre- and post-judgment interest, attorneys' fees, expert witness fees, other costs and expenses and such other and further relief as the Court may find proper. In addition, the consolidated complaint seeks rescission and/or rescissory damages relating to purchases of the Common Stock, as provided for under federal securities laws. All defendants have filed motions to dismiss the consolidated complaint that are fully briefed and under advisement by the Court. In August 1998, the Company received a request for indemnification from the underwriters of the Offering pursuant to the underwriting agreement for the Offering. In response to such request, the Company has agreed to be responsible for the underwriters' attorneys' fees with respect to the litigation.

         On November 20, 1998, a separate complaint was filed in the Northern District of Illinois, Eastern Division, which alleged that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal securities laws for making material misstatements of fact and omitting or failing to state material facts necessary to make other statements of fact not misleading in connection with the solicitation of consents to proceed with the Offering from certain of the Company's preferred stockholders. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of those former preferred stockholders whose shares of preferred stock of the Company were converted into Common Stock on or about the date of the Offering, excluding the defendants, other officers and directors of the Company, members of the immediate families of all individual defendants, any entity in which a defendant has a controlling interest and certain others related to, employed by or affiliated with the foregoing. The complaint seeks unquantified damages as provided for under the federal securities laws, pre- and post-judgment interest, attorneys' fees, expert witness fees, other costs and expenses and such other and further relief as the Court may find proper. On March 24, 1999, the preferred stockholders' complaint was reassigned to the judge hearing the consolidated complaint described above and further consolidated with that litigation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since January 1, 1997, Nanophase Technologies Corporation (the "Company") has been engaged in the commercial production and sale of its nanocrystalline materials. All of the Company's revenue since January 1, 1997 has been generated through commercial sources. From its inception in November 1989 through March 31, 1999, the Company was primarily capitalized through the private offering of approximately $19,558,069 of equity securities and its initial public offering of $28,837,936 of the Company's common stock (the "Common Stock"), each net of issuance costs. The Company has incurred cumulative losses of $20,954,453 from inception through March 31, 1999.

RESULTS OF OPERATIONS

         Revenue is recorded when the Company ships products, when specific milestones are met regarding development arrangements or when the Company licenses its technology and transfers proprietary information. Total revenue decreased to $324,998 for the three months ended March 31, 1999, compared to $703,534 for the same period in 1998. The decrease in total revenue was primarily attributed to a reduction in product revenue. Product revenue decreased to $266,248 for the three months ended March 31, 1999, compared to $636,734 for the same period in 1998. Other revenue decreased to $58,750 for the three-month period ended March 31, 1999, compared to $66,800 for the same period in 1998. The majority of the revenue generated during the three months ended March 31, 1999 was from customers in the electronics and cosmetics markets.

         Cost of revenue generally includes costs associated with commercial production, customer development arrangements and licensing fees. Cost of revenue decreased to $781,089 for the three months ended March 31, 1999, compared to $968,712 for the same period in 1998. The decrease in cost of revenue was generally attributed to reduced product shipments, efficiencies in the manufacture of the Company's products, and reduced ceramic superplastic forming costs, somewhat offset by inefficiencies in the Company's coating operations. Cost of revenue as a percentage of total revenue increased for the three months ended March 31, 1999, compared to the same period in 1998, due primarily to the decrease in total revenue.

         Research and development expense primarily consists of costs associated with the Company's development or acquisition of new product applications and coating formulations and the cost of enhancing the Company's manufacturing processes. Research and development expense increased to $390,414 for the three months ended March 31, 1999, compared to $189,214 for the same period in 1998. The increase in research and development expense was primarily attributed to increased costs related to ongoing development activities, increased recruiting and relocation activities, additional salaries for newly hired research personnel, and separation costs relating to the termination of a former officer. The Company expects to further increase its research and development expense for the remainder of 1999 in connection with its plans to continue to enhance and expand its product lines, technologies and manufacturing processes.

         Selling, general and administrative expense increased to $1,018,446 for the three-month period ended March 31, 1999, compared to $683,299 for the same period in 1998. The net increase was primarily attributed to increased costs associated with ongoing investor relation programs, additional legal expenses, salaries of additional sales and administrative personnel, increased recruiting and relocation costs, and separation costs associated with the departure of the Company's former chief executive officer. The Company expects to further increase its selling, general and administrative expense during the remainder of 1999 in connection with its plans to refocus its sales effort and restructure the organization.

         Interest income decreased to $289,049 for the three-month period ended March 31, 1999, compared to $406,291 for the same period in 1998. This decrease was primarily due to a reduction in funds available for investment compounded by a reduction in investment yields.

         Income tax expense was $0 for the three months ended March 31, 1999, compared to $156,000 for the same period in 1998. The 1998 expense was due to the foreign taxes withheld from license fees received from one of the Company's distribution partners, C. I. Kasei Co., Ltd.

RECENT DEVELOPMENTS

         In connection with the Company's plans to restructure the organization, Nanophase has recently eliminated certain jobs and positions which it felt were not currently necessary. The Company believes that the anticipated cost savings generated by the elimination of these jobs and positions will be offset by increased sales and marketing expenses primarily related to an expanded sales effort. The Company expects to recognize charges related to the restructuring of approximately $125,000 during the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and investments amounted to $25,828,990 at March 31, 1999, compared to $26,633,912 at December 31, 1998. The net cash used in the Company's operating activities was $702,687 for the three months ended March 31, 1999, compared to $177,829 for the same period in 1998. The net cash used in operating activities for the three-month period ended March 31, 1999 was primarily for the ongoing development of additional product applications, the funding of research and development activities and sales efforts, and the funding of other receivables and inventory levels, which was offset by the collection of accounts receivable and an increase in accounts payable and accrued liabilities. Net cash provided by investing activities, including capital expenditures and purchases of securities in which cash is invested pending its use for operating activities and expansion of the Company's manufacturing facilities offset by maturities of such securities, amounted to $1,080,367 for the three months ended March 31, 1999, compared to $3,085,426 of net cash used in investing activities for the same period in 1998. Capital expenditures, primarily related to the further expansion of the Company's existing manufacturing facility and the purchase of operating equipment, amounted to $131,782 for the three months ended March 31, 1999, compared to $219,522 for the same period in 1998. Net cash provided by financing activities, which related to the exercise of options for 85,886 shares of Common Stock, amounted to $29,547 for the three-month period ended March 31, 1999, compared to $0 for the same period in 1998.

         The Company believes that cash from operations and cash on hand, together with the remaining net proceeds from the Company's initial public offering of Common Stock ("the Offering") and interest income thereon, will be adequate to fund the Company's current operating plans. The Company's actual future capital requirements will depend, however, on many factors, including customer acceptance of the Company's current and potential nanocrystalline materials and product applications, continued progress in the Company's research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand the Company's manufacturing capabilities and to market and sell the Company's materials and product applications. Depending on future requirements, the Company may seek additional funding through public or private financing, collaborative relationships, government contracts or additional licensing agreements. Additional financing may not be available on acceptable terms or at all, and any such additional financing could be dilutive to the Company's stockholders.

         At March 31, 1999, the Company had a net operating loss carryforward of approximately $20 million for income tax purposes. Because the Company may have experienced "ownership changes" within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2013. As a result of the annual limitation, a portion of this carryforward may expire before ultimately becoming available to reduce income tax liabilities. At March 31, 1999, the Company also had a foreign tax credit carryforward of $156,000, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire in 2013 if not utilized before that date.

IMPACT OF YEAR 2000 ISSUE

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

         The Company has identified the following areas as possibly being affected by the Year 2000 Issue: (i) IT and non-IT systems, (ii) manufacturing applications, and (iii) third-party relationships. For each of these areas, the Company is in the process of identifying and assessing specific software, equipment, and systems which are potentially susceptible to the Year 2000 Issue. The Company expects to develop and implement corrective actions, if necessary, to ensure that by September 30, 1999 its software, equipment and systems will function properly with respect to dates in the year 2000 and thereafter. The Company believes the total cost of such year 2000 compliance activities will not be material. The Company believes that it has no material exposure to contingencies related to the Year 2000 Issue for the products it has sold to date.

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

         The Company's most reasonably likely worst case scenario with respect to the Year 2000 Issue is that (i) its manufacturing systems may malfunction, and (ii) third party suppliers of ceramic and metallic materials, cash management services and utilities, customers, product development partners and distributors may be unable to remediate their own Year 2000 Issues. In such scenario, the Company could experience manufacturing interruptions, difficulties in accessing its cash and investments, delays in distribution of its products, delays in development of new product applications and reduced shipments. This would have a material adverse effect on the Company's operations. The Company currently has no contingency plan in the event such most reasonably likely worst case scenario occurs.

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

LEGAL PROCEEDINGS

         As disclosed in Note 6 to the Financial Statements and under "Part II - Other Information - Item 1. Legal Proceedings," five separate complaints were filed in the United States District Court for the Northern District of Illinois, Eastern Division, each of which alleged that the Company, certain of its officers and directors, and the underwriters of the Offering are liable under the federal securities laws for making material misstatements of fact and omitting and failing to state material facts necessary to make other statements of fact not misleading in the Registration Statement and Prospectus relating to the Offering. In an order entered by the Court, those cases were consolidated and a consolidated complaint was filed on October 30, 1998. The consolidated complaint alleges that the action should be maintained as (i) a plaintiff class action on behalf of certain persons who purchased the Common Stock from November 26, 1997 through January 8, 1998, excluding the defendants, members of their immediate families, any entity in which a defendant has a controlling interest and certain others related to or affiliated with the foregoing, and (ii) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint seeks unquantified damages as provided for under the federal securities laws, pre- and post-judgment interest, attorneys' fees, expert witness fees, other costs and expenses and such other and further relief as the Court may find proper. In addition, the consolidated complaint seeks rescission and/or rescissory damages relating to purchases of the Common Stock, as provided for under federal securities laws. All defendants have filed motions to dismiss the consolidated complaint that are fully briefed and under advisement by the Court.

         On November 20, 1998, a separate complaint was filed in the Northern District of Illinois, Eastern Division, which alleged that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal securities laws for making material misstatements of fact and omitting or failing to state material facts necessary to make other statements of fact not misleading in connection with the solicitation of consents to proceed with the Offering from certain of the Company's preferred stockholders. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of those former preferred stockholders whose shares of preferred stock of the Company were converted into Common Stock on or about the date of the Offering, excluding the defendants, other officers and directors of the Company, members of the immediate families of all individual defendants, any entity in which a defendant has a controlling interest and certain others related to, employed by or affiliated with the foregoing. The complaint seeks unquantified damages as provided for under the federal securities laws, pre- and post-judgment interest, attorneys' fees, expert witness fees, other costs and expenses and such other and further relief as the Court may find proper. On March 24, 1999, the preferred stockholders' complaint was reassigned to the judge hearing the consolidated complaint described above and further consolidated with that litigation.

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

SAFE HARBOR PROVISION

         Because the Company wants to provide investors with more meaningful and useful information, the Quarterly Report on Form 10-Q contains certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended). Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect the Company's current expectations regarding its future results of operations, performance, and achievements and are based on information currently available to the Company. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "intends," "believes," "estimates," "expects," "plans," and similar expressions. These statements are subject to certain risks, uncertainties, and factors which could cause the Company's actual results, performance, and achievements in 1999 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, and factors include, without limitation: uncertain demand for, and acceptance of, the Company's nanocrystalline materials; the Company's dependence on a limited number of key customers; the Company's limited manufacturing capacity and experience; the Company's limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; the Company's dependence on patents and protection of proprietary information; the resolution of litigation the Company is involved in; and other risks set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission. Readers of this Quarterly Report on Form 10-Q should not place undue reliance on any forward-looking statements. The Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to interest rate risk on its investment portfolio. A 1% fluctuation in interest rate would result in a change in the portfolio earnings of approximately $250,000 per year.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, five separate complaints were filed in the United States District Court for the Northern District of Illinois, Eastern Division, each of which alleged that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal securities laws for making material misstatements of fact and omitting and failing to state material facts necessary to make other statements of fact not misleading in the Registration Statement and Prospectus relating to the Offering. In an order entered by the Court, those cases were consolidated and a consolidated complaint was filed on October 30, 1998. The consolidated complaint alleges that the action should be maintained as (i) a plaintiff class action on behalf of certain persons who purchased the Common Stock from November 26, 1997 through January 8, 1998, excluding the defendants, members of their immediate families, any entity in which a defendant has a controlling interest and certain others related to or affiliated with the foregoing, and (ii) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint seeks unquantified damages as provided for under the federal securities laws, pre- and post-judgment interest, attorneys' fees, expert witness fees, other costs and expenses and such other and further relief as the Court may find proper. In addition, the consolidated complaint seeks rescission and/or rescissory damages relating to purchases of the Common Stock, as provided for under federal securities laws. All defendants have filed motions to dismiss the consolidated complaint that are fully briefed and under advisement by the Court.

         On November 20, 1998, a separate complaint was filed in the Northern District of Illinois, Eastern Division, which alleged that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal securities laws for making material misstatements of fact and omitting or failing to state material facts necessary to make other statements of fact not misleading in connection with the solicitation of consents to proceed with the Offering from certain of the Company's preferred stockholders. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of those former preferred stockholders whose shares of preferred stock of the Company were converted into Common Stock on or about the date of the Offering, excluding the defendants, other officers and directors of the Company, members of the immediate families of all individual defendants, any entity in which a defendant has a controlling interest and certain others related to, employed by or affiliated with the foregoing. The complaint seeks unquantified damages as provided for under the federal securities laws, pre- and post-judgment interest, attorneys' fees, expert witness fees, other costs and expenses and such other and further relief as the Court may find proper. On March 24, 1999, the preferred stockholders' complaint was reassigned to the judge hearing the consolidated complaint described above and further consolidated with that litigation.

         The Company, the defendant directors and the defendant officers have each retained counsel with respect to both of the above-described litigations and intend to defend against both complaints vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On November 26, 1997 (the "Effective Date"), the Company's Registration Statement on Form S-1 (File No. 333-36937) relating to the Offering was declared effective by the Securities and Exchange Commission. Since the Effective Date, of its $28,837,936 of net proceeds from the Offering, the Company has used $602,207 for capital expenditures primarily related to the further expansion of the Company's existing manufacturing facility and the purchase of operating equipment and $2,406,739 for working capital and other general corporate purposes. The remainder of the net proceeds has been invested by the Company, pending its use, in short-term, investment grade, interest-bearing obligations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.       EXHIBITS.
                  Exhibit 10 -      Consulting  Agreement  entered into March 9,
                                    1999  between the  Company,  Cross
                                    Technologies, Inc., and Robert W. Cross
                  Exhibit 11 -      Statement Regarding Computation of Loss per
                                    Share
                  Exhibit 27 -      Financial Data Schedule

         B.       REPORTS ON FORM 8-K.

                  The Company did not file any Current Reports on Form 8-K during the first quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           NANOPHASE TECHNOLOGIES CORPORATION


Date: May 14, 1999            By:  /s/ JOSEPH E. CROSS
                                   ---------------------------------------------
                                   Joseph E. Cross
                                   President, Chief Executive Officer (principal
                                   executive officer) and a Director



Date: May 14, 1999            By:  /s/ DENNIS J. NOWAK
                                   ---------------------------------------------
                                   Dennis J. Nowak
                                   Vice President-Finance and Administration,
                                   Chief Financial Officer, Treasurer and
                                   Secretary (principal financial and chief
                                   accounting officer)

                                  EXHIBIT INDEX

Exhibit
Number      Exhibit Name
------      ------------

10          Consulting Agreement entered into March 9, 1999 between the Company,
            Cross Technologies, Inc., and Robert W. Cross
11          Statement Regarding Computation of Loss per Share
27          Financial Data Schedule