Form 10-Q
period 1999-06-30
NANOPHASE TECHNOLOGIES CORPORATION
filed 1999-08-16
CIK 883107

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended:  JUNE 30, 1999

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


     As of August 12, 1999, there were outstanding 12,736,952 shares of common stock, par value $.01, of the registrant.

                       NANOPHASE TECHNOLOGIES CORPORATION

                          QUARTER ENDED JUNE 30, 1999

                                     INDEX

                                                                            PAGE



PART I - FINANCIAL INFORMATION                                                   3
         Item 1.Financial Statements                                             3
         Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998    3
         Statements of Operations (unaudited) for the three months ended June
         30, 1999 and 1998 and the six                                           4
         months ended June 30, 1999 and 1998
         Statements of Cash Flows (unaudited) for the six months ended June 30,
         1999 and 1998                                                           5
         Notes to Financial Statements (unaudited)                               6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                           8
Item 3.  Quantitative and Qualitative Disclosures About Market Risk             12

PART II - OTHER INFORMATION                                                     13
         Item 1.Legal Proceedings                                               13
         Item 2.Changes in Securities and Use of Proceeds                       14
         Item 4.Submissions of Matters to a Vote of Security Holders            14
         Item 6.Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                      15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                       NANOPHASE TECHNOLOGIES CORPORATION

                                 BALANCE SHEETS


                                                                    JUNE 30,        DECEMBER 31,
                                                                      1999              1998
                                                                  ------------      ------------
                                                                   (UNAUDITED)
                             ASSETS
CURRENT ASSETS:
 Cash and cash equivalents......................................  $    646,423       $    363,394
 Investments....................................................    23,244,378         26,270,518
 Trade accounts receivable, less allowance for doubtful accounts
  of  $75,000 at June 30, 1999 and $85,000 at December 31, 1998.       288,656            316,328
 Other receivable, net..........................................       477,904                  -
 Inventories, net...............................................       644,342            838,825
 Prepaid expenses and other current assets......................        96,751             92,351
                                                                  ------------       ------------
  Total current assets..........................................    25,398,454         27,881,416
Equipment and leasehold improvements, net.......................     2,143,127          2,383,091
Other assets, net...............................................       176,963            189,481
                                                                  ------------       ------------
                                                                  $ 27,718,544       $ 30,453,988
                                                                  ============       ============
              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable...............................................  $    487,689       $    413,378
 Accrued expenses...............................................     1,239,227            933,020
                                                                  ------------       ------------
  Total current liabilities.....................................     1,726,916          1,346,398
CONTINGENT LIABILITIES..........................................             -                  -
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 24,088 shares authorized and
 no shares issued and outstanding...............................             -                  -
Common stock, $.01 par value, 24,930,377 shares authorized;
 12,736,952 shares issued and outstanding at June 30, 1999 and
 12,568,691 shares issued and outstanding at December 31, 1998..       127,369            125,687
Additional paid-in capital......................................    48,400,745         48,360,454
Accumulated deficit.............................................   (22,536,486)       (19,378,551)
                                                                  ------------       ------------
 Total stockholders' equity.....................................    25,991,628         29,107,590
                                                                  ------------       ------------
                                                                  $ 27,718,544       $ 30,453,988
                                                                  ============       ============

                       See Notes to Financial Statements

                       NANOPHASE TECHNOLOGIES CORPORATION

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                         THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                        ------------------------------  ----------------------------
                                             1999            1998           1999           1998
                                        --------------  --------------  -------------  -------------
REVENUE:
 Product revenue......................    $   281,054     $   141,494    $   547,302    $   778,228
 Other revenue........................         48,167          76,684        106,917        143,484
                                        -------------   -------------   ------------   ------------
  Total revenue.......................        329,221         218,178        654,219        921,712

OPERATING EXPENSE:
 Cost of revenue......................        680,795         687,995      1,461,884      1,656,707
 Research and development expense.....        394,308         601,808        784,722        791,022
 Selling, general and administrative
  expense.............................      1,123,759         909,364      2,142,205      1,592,663
                                        -------------   -------------   ------------   ------------
  Total operating expense.............      2,198,862       2,199,167      4,388,811      4,040,392
                                        -------------   -------------   ------------   ------------
Loss from operations..................     (1,869,641)     (1,980,989)    (3,734,592)    (3,118,680)
Interest income.......................        287,608         381,575        576,657        787,866
                                        -------------   -------------   ------------   ------------
Loss before provision for income taxes     (1,582,033)     (1,599,414)    (3,157,935)    (2,330,814)
Provision for income taxes............              -               -              -       (156,000)
                                        -------------   -------------   ------------   ------------
Net loss..............................    $(1,582,033)    $(1,599,414)   $(3,157,935)   $(2,486,814)
                                        =============   =============   ============   ============
Net loss per share....................    $     (0.12)    $     (0.13)   $     (0.25)   $     (0.20)
                                        =============   =============   ============   ============
Weighted average number of common
shares outstanding....................     12,656,636      12,310,154     12,625,351     12,293,900
                                        =============   =============   ============   ============



                       See Notes to Financial Statements

                       NANOPHASE TECHNOLOGIES CORPORATION

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                            SIX MONTHS ENDED JUNE 30,
                                                            -------------------------
                                                               1999           1998
                                                               ----           ----
OPERATING ACTIVITIES:
Net loss.................................................  $ (3,157,935)  $ (2,486,814)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization..........................       335,822        238,849
  Allowance for excess inventory quantities..............        71,237              -
 Changes in assets and liabilities related to operations:
  Trade accounts receivable..............................        27,672      1,086,109
  Other receivable.......................................      (477,904)             -
  Inventories............................................       123,246       (157,702)
  Prepaid expense and other assets.......................        66,331         13,010
  Accounts payable.......................................        74,311       (527,120)
  Accrued liabilities....................................       306,207        401,895
                                                           ------------   ------------
Net cash used in operating activities....................    (2,631,013)    (1,431,773)

INVESTING ACTIVITIES:
Acquisition of equipment and leasehold improvements......      (154,071)      (320,233)
Purchases of held-to-maturity investments................   (62,680,599)  (112,743,273)
Maturities of held-to-maturity investments...............    65,706,739    110,997,923
                                                           ------------   ------------
Net cash provided by (used in) investing activities......     2,872,069     (2,065,583)

FINANCING ACTIVITIES:
Proceeds from issuance of stock..........................        41,973         79,197
                                                           ------------   ------------
Net cash provided by financing activities................        41,973         79,197
                                                           ------------   ------------

Increase (decrease) in cash and cash equivalents.........       283,029     (3,418,159)
Cash and cash equivalents at beginning of period.........       363,394      3,988,368
                                                           ------------   ------------
Cash and cash equivalents at end of period...............  $    646,423   $    570,209
                                                           ============   ============



                       See Notes to Financial Statements

                       NANOPHASE TECHNOLOGIES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
(1) BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (the "Company") reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

     Revenue from international sources approximated $354,500 and $169,500 for the six months ended June 30, 1999 and 1998, respectively.

(3) INVESTMENTS

     Investments generally consist of certificates of deposit, commercial paper, and corporate notes and have an estimated fair value of $23,232,000 at June 30, 1999 and $26,251,000 at December 31, 1998. All investments have been classified as held-to-maturity and mature within a twelve month period.

(4) INVENTORIES

     Inventories consist of the following:

                                           JUNE 30, 1999  DECEMBER 31, 1998
                                           -------------  -----------------
Raw materials............................     $ 258,316          $ 284,162
Finished goods...........................       647,896            745,296
                                              ---------          ---------
                                                906,212          1,029,458
Allowance for excess inventory quantities      (261,870)          (190,633)
                                              ---------          ---------
                                              $ 644,342          $ 838,825
                                              =========          =========

                       NANOPHASE TECHNOLOGIES CORPORATION

                                  (UNAUDITED)

(5) CONTINGENT LIABILITIES

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

     On November 20, 1998, a separate complaint was filed in the Northern District of Illinois, Eastern Division, which alleged that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal securities laws for making material misstatements of fact and omitting or failing to state material facts necessary to make other statements of fact not misleading in connection with the solicitation of consents to proceed with the Offering from certain of the Company's preferred stockholders. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of those former preferred stockholders whose shares of preferred stock of the Company were converted into Common Stock on or about the date of the Offering, excluding the defendants, other officers and directors of the Company, members of the immediate families of all individual defendants, any entity in which a defendant has a controlling interest and certain others related to, employed by or affiliated with the foregoing. The complaint seeks unquantified damages as provided for under the federal securities laws, pre- and post-judgment interest, attorneys' fees, expert witness fees, other costs and expenses and such other and further relief as the Court may find proper. On March 24, 1999, the preferred stockholders' complaint was reassigned to the judge hearing the consolidated complaint described above. Thereafter, the preferred stockholders' complaint was further consolidated with that litigation.

     The Company, the defendant directors and the defendant officers have each retained counsel with respect to both of the above-described litigations and intend to defend against both complaints vigorously. Although the Company believes that the allegations of the complaints are without merit, it is not feasible for the Company to predict at this time the outcome of either litigation or whether the resolution of either litigation could have a material adverse effect on the Company's results of operations, cash flows or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since January 1, 1997, Nanophase Technologies Corporation (the "Company") has been engaged in the commercial production and sale of its nanocrystalline materials. All of the Company's revenue since January 1, 1997 has been generated through commercial sources. From its inception in November 1989 through June 30, 1999, the Company was primarily capitalized through the private offering of approximately $19,558,069 of equity securities and its initial public offering of $28,837,936 of the Company's common stock (the "Common Stock"), each net of issuance costs. The Company has incurred cumulative losses of $22,536,486 from inception through June 30, 1999.

RESULTS OF OPERATIONS

     Revenue is recorded when the Company ships products, when specific milestones are met regarding development arrangements or when the Company licenses its technology and transfers proprietary information. Total revenue was $329,221 and $654,219 for the three and six months, respectively, ended June 30, 1999, compared to $218,178 and $921,712 for the same periods in 1998. The increase in total revenue for the three-month period was primarily attributed to increased product revenue. Product revenue increased to $281,054 for the three months ended June 30, 1999, compared to $141,494 for the same period in 1998. Other revenue decreased to $48,167 for the three-month period ended June 30, 1999, compared to $76,684 for the same period in 1998. The decrease in total revenue for the six-month period was mainly due to reduced product revenue. Product revenue decreased to $547,302 for the six months ended June 30, 1999, compared to $778,228 for the same period in 1998. Other revenue decreased to $106,917 for the six-month period ended June 30, 1999, compared to $143,484 for the same period in 1998. The majority of the revenue generated during the three and six months ended June 30, 1999 was from customers in the electronics, structural ceramics and composites, and cosmetics markets. For the six month period ended June 30, 1999, revenue from four customers constituted 71.4% of the Company's total revenue. Revenue from these four customers composed approximately 32.4%, 15.1%, 12.5%, and 11.4%, respectively, of total revenue for the six months ended June 30, 1999.

     Cost of revenue generally includes costs associated with commercial production, customer development arrangements and licensing fees. Cost of revenue decreased to $680,795 and $1,461,884 for the three and six months, respectively, ended June 30, 1999, compared to $687,995 and $1,656,707 for the same periods in 1998. The decrease in cost of revenue was generally attributed to reduced product shipments and reduced ceramic superplastic forming costs, somewhat offset by inefficiencies in the Company's coating operations. Cost of revenue as a percentage of total revenue decreased for the three months ended June 30, 1999, compared to the same period in 1998, due primarily to the increase in total revenue and other factors discussed above. Cost of revenue as a percentage of total revenue increased for the six months ended June 30, 1999, compared to the same period in 1998, due primarily to the reduction in total revenue and other factors discussed above.

     Research and development expense primarily consists of costs associated with the Company's development or acquisition of new product applications and coating formulations and the cost of enhancing the Company's manufacturing processes. Research and development expense decreased to $394,308 and $784,722 for the three and six months, respectively, ended June 30, 1999, compared to $601,808 and $791,022 for the same periods in 1998. The three and six month periods ended June 30, 1998 included $425,000 in costs related to arrangements with outside parties to further develop end-use products. Excluding these costs, research and development expense increased by $217,500 and $418,700 in the three and six months, respectively, ended June 30, 1999, compared to the same periods in 1998. These increases were attributed to increased costs related to ongoing development activities, increased recruiting and relocation activities, additional salaries for newly hired research personnel, and separation costs relating to the termination of a former officer. The Company expects to further increase its research and development expense for the remainder of 1999 in connection with its plans to continue to enhance and expand its product lines, technologies and manufacturing processes.

     Selling, general and administrative expense increased to $1,123,759 and $2,142,205 for the three- and six-month periods, respectively, ended June 30, 1999, compared to $909,364 and $1,592,663 for the same periods in 1998. These net increases were primarily attributed to increased costs associated with additional legal expenses, salaries of additional sales and administrative personnel, separation costs associated with the departure of the Company's former chief executive officer, and an organizational restructuring. The Company expects limited increases in its selling, general and administrative expense during the remainder of 1999 in connection with its plans to continue to refocus its sales effort.

     Interest income decreased to $287,608 and $576,657 for the three- and six-month periods, respectively, ended June 30, 1999, compared to $381,575 and $787,866 for the same periods in 1998. This decrease was primarily due to a reduction in funds available for investment compounded by a reduction in investment yields.

     Income tax expense was $0 for the three and six months ended June 30, 1999, compared to $0 and $156,000 for the same respective periods in 1998. The 1998 expense was due to foreign taxes withheld from license fees received from one of the Company's distribution partners, C. I. Kasei Co., Ltd.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and investments amounted to $23,890,801 at June 30, 1999, compared to $26,633,912 at December 31, 1998. The net cash used in the Company's operating activities was $2,631,013 for the six months ended June 30, 1999, compared to $1,431,773 for the same period in 1998. The net cash used in operating activities for the six-month period ended June 30, 1999 was primarily for the ongoing development of additional product applications, the funding of research and development activities and sales efforts, and the funding of other receivables, which was offset by the collection of accounts receivable, a decrease in inventory, and an increase in accounts payable and accrued liabilities. Net cash provided by investing activities, including capital expenditures and purchases of securities in which cash is invested pending its use for operating activities and expansion of the Company's manufacturing facilities offset by maturities of such securities, amounted to $2,872,069 for the six months ended June 30, 1999, compared to $2,065,583 of net cash used in investing activities for the same period in 1998. Capital expenditures, primarily related to the further expansion of the Company's existing manufacturing facility and the purchase of operating equipment, amounted to $154,071 for the six months ended June 30, 1999, compared to $320,233 for the same period in 1998. Net cash provided by financing activities, which related to the exercise of options for 168,261 shares of Common Stock, amounted to $41,973 for the six-month period ended June 30, 1999, compared to $79,197, which related to the exercise of options for 115,572 shares of Common Stock, for the same period in 1998.

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

     At June 30, 1999, the Company had a net operating loss carryforward of approximately $22 million for income tax purposes. Because the Company may have experienced "ownership changes" within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2013. As a result of the annual limitation, a portion of this carryforward may expire before ultimately becoming available to reduce income tax liabilities. At June 30, 1999, the Company also had a foreign tax credit carryforward of $156,000, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire in 2013 if not utilized before that date.

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

LEGAL PROCEEDINGS

     As disclosed in Note 5 to the Financial Statements and under "Part II - Other Information - Item 1. Legal Proceedings," five separate complaints were filed in the United States District Court for the Northern District of Illinois, Eastern Division, each of which alleged that the Company, certain of its officers and directors, and the underwriters of the Offering are liable under the federal securities laws for making material misstatements of fact and omitting and failing to state material facts necessary to make other statements of fact not misleading in the Registration Statement and Prospectus relating to the Offering. In an order entered by the Court, those cases were consolidated and a consolidated complaint was filed on October 30, 1998. The consolidated complaint alleges that the action should be maintained as (i) a plaintiff class action on behalf of certain persons who purchased the Common Stock from November 26, 1997 through January 8, 1998, excluding the defendants, members of their immediate families, any entity in which a defendant has a controlling interest and certain others related to or affiliated with the foregoing, and
(ii) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint seeks unquantified damages as provided for under the federal securities laws, pre- and post-judgment interest, attorneys' fees, expert witness fees, other costs and expenses and such other and further relief as the Court may find proper. In addition, the consolidated complaint seeks rescission and/or rescissory damages relating to purchases of the Common Stock, as provided for under federal securities laws. All defendants have filed motions to dismiss the consolidated complaint that are fully briefed and under advisement by the Court.

     On November 20, 1998, a separate complaint was filed in the Northern District of Illinois, Eastern Division, which alleged that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal securities laws for making material misstatements of fact and omitting or failing to state material facts necessary to make other statements of fact not misleading in connection with the solicitation of consents to proceed with the Offering from certain of the Company's preferred stockholders. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of those former preferred stockholders whose shares of preferred stock of the Company were converted into Common Stock on or about the date of the Offering, excluding the defendants, other officers and directors of the Company, members of the immediate families of all individual defendants, any entity in which a defendant has a controlling interest and certain others related to, employed by or affiliated with the foregoing. The complaint seeks unquantified damages as provided for under the federal securities laws, pre- and post-judgment interest, attorneys' fees, expert witness fees, other costs and expenses and such other and further relief as the Court may find proper. On March 24, 1999, the preferred stockholders' complaint was reassigned to the judge hearing the consolidated complaint described above. Thereafter, the preferred stockholders' complaint was further consolidated with that litigation.

     The Company, the defendant directors and the defendant officers have each retained counsel with respect to both of the above-described litigations and intend to defend against both complaints vigorously. Although the Company believes that the allegations of the complaints are without merit, it is not feasible for the Company to predict at this time the outcome of either litigation or whether the resolution of either litigation could have a material adverse effect on the Company's results of operations, cash flows or financial condition.

SAFE HARBOR PROVISION

     Because the Company wants to provide investors with more meaningful and useful information, the Quarterly Report on Form 10-Q contains certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended). Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect the Company's current expectations regarding its future results of operations, performance, and achievements and are based on information currently available to the Company. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "intends," "believes," "estimates," "expects," "plans," and similar expressions. These statements are subject to certain risks, uncertainties, and factors which could cause the Company's actual results, performance, and achievements in 1999 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, and factors include, without limitation: uncertain demand for, and acceptance of, the Company's nanocrystalline materials; the Company's dependence on a limited number of key customers; the Company's limited manufacturing capacity and experience; the Company's limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; the Company's dependence on patents and protection of proprietary information; the resolution of litigation the Company is involved in; and other risks set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission. Readers of this Quarterly Report on Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate risk on its investment portfolio. A 1% fluctuation in interest rate would result in a change in the portfolio earnings of approximately $230,000 per year.

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

     On November 20, 1998, a separate complaint was filed in the Northern District of Illinois, Eastern Division, which alleged that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal securities laws for making material misstatements of fact and omitting or failing to state material facts necessary to make other statements of fact not misleading in connection with the solicitation of consents to proceed with the Offering from certain of the Company's preferred stockholders. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of those former preferred stockholders whose shares of preferred stock of the Company were converted into Common Stock on or about the date of the Offering, excluding the defendants, other officers and directors of the Company, members of the immediate families of all individual defendants, any entity in which a defendant has a controlling interest and certain others related to, employed by or affiliated with the foregoing. The complaint seeks unquantified damages as provided for under the federal securities laws, pre- and post-judgment interest, attorneys' fees, expert witness fees, other costs and expenses and such other and further relief as the Court may find proper. On March 24, 1999, the preferred stockholders' complaint was reassigned to the judge hearing the consolidated complaint described above. Thereafter, the preferred stockholders' complaint was further consolidated with that litigation.

     The Company, the defendant directors and the defendant officers have each retained counsel with respect to both of the above-described litigations and intend to defend against both complaints vigorously. Although the Company believes that the allegations of the complaints are without merit, it is not feasible for the Company to predict at this time the outcome of either litigation or whether the resolution of either litigation could have a material adverse effect on the Company's results of operations, cash flows or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On November 26, 1997 (the "Effective Date"), the Company's Registration Statement on Form S-1 (File No. 333-36937) relating to the Offering was declared effective by the Securities and Exchange Commission. Since the Effective Date, of its $28,837,936 of net proceeds from the Offering, the Company has used approximately $625,000 for capital expenditures primarily related to the further expansion of the Company's existing manufacturing facility and the purchase of operating equipment and approximately $4,325,000 for working capital and other general corporate purposes. The remainder of the net proceeds has been invested by the Company, pending its use, in short-term, investment grade, interest-bearing obligations.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      a) The 1999 Annual Meeting of Stockholders of the Company was held on June 11, 1999.
      b) The stockholders voted to re-elect two Class II directors to the Company's Board of Directors. Results of the voting were as follows:


       Directors             For     Authority Withheld  Abstentions  Broker Non-Votes
------------------------  ---------  ------------------  -----------  ----------------
Joseph E. Cross           9,316,661             107,717       -              -
Richard W. Siegel, Ph.D.  9,316,661             107,717       -              -

      Edward E. Hagenlocker, Ph.D., Jerry Pearlman and Donald S. Perkins continued their terms of office as directors of the Company after the 1999 Annual Meeting of Stockholders.

      c) The stockholders also voted to ratify the appointment by the Company's Board of Directors of Ernst & Young LLP as the independent auditors of the Company's financial statements for the year ended December 31, 1999. Results of the voting were as follows:


   For     Against  Abstentions  Broker Non-Votes
---------  -------  -----------  ----------------
9,340,811  69,017     14,550            -

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      A.   EXHIBITS.
           Exhibit 10.1 - Employment Agreement entered into June
                          1, 1999 between the Company and Donald Freed
           Exhibit 10.2 - Consulting Agreement entered into June
                          25, 1999 between the Company and Dennis J. Nowak
           Exhibit 27   - Financial Data Schedule

      B.   REPORTS ON FORM 8-K.
           The Company did not file any Current Reports on Form 8-K during the second quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     NANOPHASE TECHNOLOGIES CORPORATION



Date: August 13, 1999  By:  /s/ JOSEPH E. CROSS
                            -------------------
                            Joseph E. Cross

                            President, Chief Executive
                            Officer (principal executive
                            officer) and a Director

Date: August 13, 1999  By:  /s/ JESS A. JANKOWSKI
                            ----------------------------------------------------
                            Jess A. Jankowski
                            Corporate Controller (principal financial and accounting officer)

                                 EXHIBIT INDEX


Exhibit
Number                 Exhibit Name
--------------  ----------------------------------------------------------------

Exhibit 10.1 -  Employment Agreement entered into June 1, 1999 between the
                Company and Donald Freed
Exhibit 10.2 -  Consulting Agreement entered into June 25, 1999 between the
                Company and Dennis J. Nowak
Exhibit 27      Financial Data Schedule