Form 10-Q
period 1999-09-30
NANOPHASE TECHNOLOGIES CORPORATION
filed 1999-11-12
CIK 883107

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                _________________

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: SEPTEMBER 30, 1999

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

       Registrant's telephone number, including area code: (630) 323-1200
                                _________________



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      As of November 12, 1999, there were outstanding 12,761,452 shares of common stock, par value $.01, of the registrant.

                       NANOPHASE TECHNOLOGIES CORPORATION

                        QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX


                                                                                                               PAGE

PART I - FINANCIAL INFORMATION....................................................................................3
     Item 1.   Financial Statements...............................................................................3
               Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998..........................3
               Statements  of  Operations  (unaudited)  for the three months ended  September 30,
                  1999 and 1998 and the nine months ended September 30, 1999 and 1998.......................... ..4
               Statements of Cash Flows (unaudited) for the nine months ended September 30, 1999 and 1998.........5
               Notes to Financial Statements (unaudited)..........................................................6
     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations .............8
     Item 3.   Quantitative and Qualitative Disclosures About Market Risk........................................13

PART II - OTHER INFORMATION......................................................................................14
     Item 1.   Legal Proceedings.................................................................................14
     Item 2.   Changes in Securities and Use of Proceeds.........................................................15
     Item 6.   Exhibits and Reports on Form 8-K..................................................................15

SIGNATURES.......................................................................................................16


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       NANOPHASE TECHNOLOGIES CORPORATION

                                 BALANCE SHEETS

                                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                                     1999           1998
                                                                                -------------- -------------
                                                                                  (UNAUDITED)
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..................................................   $     639,969  $    363,394
  Investments................................................................      22,328,083    26,270,518
  Trade accounts receivable, less allowance for doubtful accounts
    of  $75,000 at September 30, 1999 and $85,000 at December 31, 1998.......         223,301       316,328
  Other receivable, net.....................................................          181,196             -
  Inventories, net...........................................................         485,377       838,825
  Prepaid expenses and other current assets..................................         107,866        92,351
                                                                                -------------  ------------
    Total current assets.....................................................      23,965,792    27,881,416
Equipment and leasehold improvements, net....................................       2,105,375     2,383,091
Other assets, net............................................................         182,252       189,481
                                                                                -------------  ------------
                                                                                $  26,253,419  $ 30,453,988
                                                                                =============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable...........................................................   $     210,268  $    413,378
  Accrued expenses...........................................................       1,214,210       933,020
                                                                                -------------  ------------
    Total current liabilities................................................       1,424,478     1,346,398

CONTINGENT LIABILITIES......................................................                -             -

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 24,088 shares authorized and
  no shares issued and outstanding...........................................               -             -
Common stock, $.01 par value, 24,930,377 shares authorized;
  12,761,452 shares issued and outstanding at September 30, 1999 and
  12,568,691 shares issued and outstanding at December 31, 1998..............         127,614       125,687
Additional paid-in capital...................................................      48,524,825    48,360,454
Accumulated deficit..........................................................    (23,823,498)  (19,378,551)
                                                                                -------------  ------------
  Total stockholders' equity.................................................      24,828,941    29,107,590
                                                                                -------------  ------------
                                                                                $  26,253,419  $ 30,453,988
                                                                                =============  ============



                       See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                           ----------------------------------   ----------------------------------
                                                1999              1998               1999              1998
                                           ----------------  ----------------   ----------------  ----------------
REVENUE:
  Product revenue.......................  $      315,197    $      180,568     $      862,499    $      958,796
  Other revenue.........................          50,000                 -            156,917           143,484
                                          --------------    --------------     ----------------  --------------
    Total revenue.......................         365,197           180,568          1,019,416         1,102,280

OPERATING EXPENSE:
  Cost of revenue.......................         597,098           668,616          2,058,982         2,325,323
  Research and development expense......         344,287           344,657          1,129,009         1,135,679
  Selling, general and administrative
  expense...............................         995,949           969,761          3,138,154         2,562,424
                                          --------------    --------------     --------------    --------------
    Total operating expense.............       1,937,334         1,983,034          6,326,145         6,023,426
                                          --------------    --------------     ----------------  --------------

Loss from operations....................      (1,572,137)       (1,802,466)        (5,306,729)       (4,921,146)
Interest income.........................         285,125           381,615            861,782         1,169,481
                                          --------------    --------------     ----------------  --------------
Loss before provision for income taxes..      (1,287,012)       (1,420,851)        (4,444,947)       (3,751,665)
Provision for income taxes..............               -                 -                  -           156,000
                                          --------------    --------------     ----------------  --------------
Net loss................................  $   (1,287,012)   $   (1,420,851)    $   (4,444,947)   $   (3,907,665)
                                          ==============    ==============     ================  ==============


Net loss per share......................  $        (0.10)   $        (0.11)    $        (0.35)   $        (0.32)
                                          ==============    ==============     ================  ==============
Weighted average number of common
shares outstanding......................      12,746,805        12,507,068         12,666,280        12,365,738
                                          ==============    ==============     ================  ==============






                       See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                             ---------------------------------
                                                                                    1999              1998
                                                                             ------------------  -------------
OPERATING ACTIVITIES:
Net loss.................................................................    $    (4,444,947)    $  (3,907,665)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization........................................            505,536           368,769
    Stock compensation expense...........................................            124,325                 -
    Allowance for excess inventory quantities............................             90,025                 -
  Changes in assets and liabilities related to operations:
    Trade accounts receivable............................................             93,027         1,178,105
    Other receivable.....................................................           (181,196)                -
    Inventories..........................................................            263,423          (234,736)
    Prepaid expense and other assets.....................................             48,557            29,491
    Accounts payable.....................................................           (203,110)         (694,461)
    Accrued liabilities..................................................            281,190           348,386
                                                                             ---------------     -------------
Net cash used in operating activities....................................         (3,423,170)       (2,912,111)

INVESTING ACTIVITIES:
Acquisition of equipment and leasehold improvements......................           (284,663)         (447,880)
Purchases of held-to-maturity investments................................       (101,149,426)     (150,850,078)
Maturities of held-to-maturity investments...............................        105,091,861       151,230,298
                                                                             ---------------     -------------
Net cash provided by (used in) investing activities......................          3,657,772           (67,660)

FINANCING ACTIVITIES:
Proceeds from issuance of stock..........................................             41,973            89,681
                                                                             ---------------     -------------
Net cash provided by financing activities................................             41,973            89,681
                                                                             ---------------     -------------

Increase (decrease) in cash and cash equivalents.........................            276,575        (2,890,090)
Cash and cash equivalents at beginning of period.........................            363,394         3,988,368
                                                                             ---------------     -------------

Cash and cash equivalents at end of period...............................    $       639,969     $   1,098,278
                                                                             ===============     =============




                       See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
(1) BASIS OF PRESENTATION

      The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (the "Company") reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

      Revenue from international sources approximated $550,000 and $226,500 for the nine months ended September 30, 1999 and 1998, respectively.

(3) INVESTMENTS
      Investments generally consist of certificates of deposit, commercial paper, and corporate notes and have an estimated fair value of $22,315,000 at September 30, 1999 and $26,251,000 at December 31, 1998. All investments have been classified as held-to-maturity and mature within a twelve month period.

(4) INVENTORIES
      Inventories consist of the following:


                                              SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                              ------------------    -----------------

Raw materials.................................  $   255,673            $  284,162
Finished goods................................      510,361               745,296
                                                -----------            ----------
                                                    766,034             1,029,458
Allowance for excess inventory quantities.....     (280,657)             (190,633)
                                                -----------            ----------
                                                $   485,377            $  838,825
                                                ===========            ==========


                       NANOPHASE TECHNOLOGIES CORPORATION

                                   (UNAUDITED)
(5) CONTINGENT LIABILITIES

      Five separate complaints were filed in the United States District Court for the Northern District of Illinois, Eastern Division, each of which alleged that the Company, certain of its officers and directors, and the underwriters of the Offering are liable under the federal securities laws for making supposedly negligent or reckless material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in the Registration Statement and Prospectus relating to the Offering. Those cases were consolidated and a consolidated complaint was filed in October 1998. The consolidated complaint alleges that the action should be maintained as (i) a plaintiff class action on behalf of certain persons who purchased the Common Stock from November 26, 1997 through January 8, 1998, excluding the defendants, members of their immediate families, and any entity in which a defendant has a controlling interest, and (ii) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint seeks unquantified damages under the federal securities laws, pre- and post-judgment interest, attorneys' fees, and expert witness fees. In addition, the consolidated complaint seeks rescission and/or rescissory damages relating to purchases of the Common Stock under federal securities laws. In October 1999, the Court granted in part and denied in part motions to dismiss the consolidated complaint that previously had been filed by each defendant. In its ruling, the Court in part found that plaintiffs who did not purchase their Common Stock during the Offering could not sue under Section 12(a)(2) of the Securities Act of 1933. Each defendant's respective answer to the remaining claims in the consolidated complaint is scheduled to be filed on November 15, 1999. In August 1998, the Company received a request for indemnification from the underwriters of the Offering pursuant to the underwriting agreement for the Offering. In response to such request, the Company has agreed to be responsible for the underwriters' attorneys' fees with respect to the litigation.

      In November 1998, a separate complaint was filed in the Northern District of Illinois, Eastern Division, which alleged that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal securities laws for making supposedly fraudulent material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in connection with the solicitation of consents to proceed with the Offering from certain of the Company's preferred stockholders. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of those former preferred stockholders whose shares of preferred stock were converted into Common Stock on or about the date of the Offering, excluding the defendants, other officers and directors of the Company, members of the immediate families of all individual defendants, and any entity in which a defendant has a controlling interest. The complaint seeks unquantified damages as provided for under the federal securities laws, pre- and post-judgment interest, attorneys' fees, and expert witness fees. In March 1999, the preferred stockholders' complaint was reassigned to the judge hearing the consolidated complaint described above. Thereafter, pretrial proceedings involving the preferred stockholders' complaint were further consolidated with that litigation. In October 1999, all defendants filed a joint motion to dismiss the preferred stockholders' complaint; briefing on that motion is scheduled for completion in February 2000.

      The Company, the defendant directors and the defendant officers each have retained counsel for both of the above-described litigations and intend to defend against both complaints vigorously. Although the Company believes that the allegations of the complaints are without merit, it is not feasible for the Company to predict at this time the outcome of either litigation or whether the resolution of either litigation could have a material adverse effect on the Company's results of operations, cash flows or financial condition.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Since January 1, 1997, Nanophase Technologies Corporation (the "Company") has been engaged in the commercial production and sale of its nanocrystalline materials. All of the Company's revenue since January 1, 1997 has been generated through commercial sources. From its inception in November 1989 through September 30, 1999, the Company was primarily capitalized through the private offering of approximately $19,558,069 of equity securities and its initial public offering of $28,837,936 of the Company's common stock (the "Common Stock"), each net of issuance costs. The Company has incurred cumulative losses of $23,823,498 from inception through September 30, 1999.

RESULTS OF OPERATIONS

      Revenue is recorded when the Company ships products, when specific milestones are met regarding development arrangements or when the Company licenses its technology and transfers proprietary information. Total revenue was $365,197 and $1,019,416 for the three and nine months, respectively, ended September 30, 1999, compared to $180,568 and $1,102,280 for the same periods in 1998. The increase in total revenue for the three-month period was primarily attributed to increased product revenue. Product revenue increased to $315,197 for the three months ended September 30, 1999, compared to $180,568 for the same period in 1998. Other revenue increased to $50,000 for the three-month period ended September 30, 1999, compared to $0 for the same period in 1998. This increase was related to two development agreements. The decrease in total revenue for the nine-month period was mainly due to reduced product revenue partially offset by increased other revenue. Product revenue decreased to $862,499 for the nine months ended September 30, 1999, compared to $958,796 for the same period in 1998. Other revenue increased to $156,917 for the nine-month period ended September 30, 1999, compared to $143,484 for the same period in 1998. The majority of the revenue generated during the three and nine months ended September 30, 1999 was from customers in the electronics, cosmetics, and structural ceramics and composites markets. For the nine-month period ended September 30, 1999, revenue from three customers composed approximately 37.9%, 13.7%, and 13.6%, respectively, of total revenue.

      Cost of revenue generally includes costs associated with commercial production, customer development arrangements and licensing fees. Cost of revenue decreased to $597,098 and $2,058,982 for the three and nine months, respectively, ended September 30, 1999, compared to $668,616 and $2,325,323 for the same periods in 1998. The decrease in cost of revenue was generally attributed to reduced product shipments and reduced ceramic superplastic forming costs. Cost of revenue as a percentage of total revenue decreased for the three and nine months ended September 30, 1999, compared to the same periods in 1998, due primarily to the increase in total revenue for the nine months ended September 30, 1999 and other factors discussed above.

         Research and development expense primarily consists of costs associated with the Company's development or acquisition of new product applications and coating formulations and the cost of enhancing the Company's manufacturing processes. Research and development expense decreased to $344,287 and $1,129,009 for the three and nine months, respectively, ended September 30, 1999, compared to $344,657 and $1,135,679 for the same periods in 1998. The research and development expense for the three and nine month periods ended September 30, 1998 included $150,000 and $575,000, respectively, in costs related to arrangements with outside parties to further develop end-use products. Excluding these costs, research and development expense increased by $149,630 and $568,330 in the three and nine months, respectively, ended September 30, 1999, compared to the same periods in 1998. These increases were attributed to increased costs related to ongoing development activities, including additional salaries for newly hired research personnel, and the costs of a restructuring, including recording amounts due to a former officer and non-cash stock compensation charges relating to the revision of vesting schedules for options previously granted to the same officer, recruiting and relocation expenses, and severance to other employees.

      Selling, general and administrative expense increased to $995,949 and $3,138,154 for the three- and nine-month periods, respectively, ended September 30, 1999, compared to $969,761 and $2,562,424 for the same periods in 1998. For the three month period ended September 30, 1999 compared to the same period in 1998, these net increases were primarily attributed to increased costs associated with an organizational restructuring, including recording amounts due to former officers and non-cash stock compensation charges relating to the revision of vesting schedules for options previously granted to such officers, associated legal and professional fees, and severance to other employees. These increases were somewhat offset by decreases in other legal fees, recruiting and relocation costs, salaries, bad debt expenses, and cost-cutting measures. For the nine month period ended September 30, 1999 compared to the same period in 1998, these net increases were primarily attributed to increased costs associated with the organizational restructuring discussed previously, increased salaries, and other legal fees. These increases were somewhat offset by decreases in recruiting and relocation costs, bad debt expenses, and cost-cutting measures.

      Interest income decreased to $285,125 and $861,782 for the three and nine month periods, respectively, ended September 30, 1999, compared to $381,615 and $1,169,481 for the same periods in 1998. This decrease was primarily due to a reduction in funds available for investment compounded by a reduction in investment yields.

      Income tax expense was $0 for the three and nine months ended September 30, 1999, compared to $0 and $156,000 for the same respective periods in 1998. The 1998 expense was due to foreign taxes withheld from license fees received from one of the Company's distribution partners, C. I. Kasei Co., Ltd.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash, cash equivalents and investments amounted to $22,968,052 at September 30, 1999, compared to $26,633,912 at December 31, 1998.
The net cash used in the Company's operating activities was $3,423,170 for the nine months ended September 30, 1999, compared to $2,912,111 for the same period in 1998. The net cash used in operating activities for the nine-month period ended September 30, 1999 was primarily for the ongoing development of additional product applications, the funding of research and development activities and sales efforts, increased accrued liabilities and the funding of other receivables, which was offset by the collection of accounts receivable, a decrease in inventory, and an increase in accounts payable. Net cash provided by investing activities, including capital expenditures and purchases of securities in which cash is invested pending its use for operating activities and expansion of the Company's manufacturing facilities offset by maturities of such securities, amounted to $3,657,772 for the nine months ended September 30, 1999, compared to $67,660 of net cash used in investing activities for the same period in 1998. Capital expenditures, primarily related to the further expansion of the Company's existing manufacturing facility and the purchase of operating equipment, amounted to $284,663 for the nine months ended September 30, 1999, compared to $447,880 for the same period in 1998. Net cash provided by financing activities, which related to the exercise of options for 168,261 shares of Common Stock, amounted to $41,973 for the nine-month period ended September 30, 1999, compared to $89,681, which related to the exercise of options for 124,303 shares of Common Stock, for the same period in 1998.

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

      At September 30, 1999, the Company had a net operating loss carryforward of approximately $23 million for income tax purposes. Because the Company may have experienced "ownership changes" within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2013. As a result of the annual limitation, a portion of this carryforward may expire before ultimately becoming available to reduce income tax liabilities. At September 30, 1999, the Company also had a foreign tax credit carryforward of $156,000, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire in 2013 if not utilized before that date.

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

      The Company has identified the following areas as possibly being affected by the Year 2000 Issue: (i) IT and non-IT systems, (ii) manufacturing applications, and (iii) third-party relationships. For each of these areas, the Company believes it has identified and assessed specific software, equipment, and systems that could be potentially susceptible to the Year 2000 Issue. The Company has developed and implemented corrective actions, where it was believed to be necessary, to ensure that by December 31, 1999 its software, equipment and systems will function properly with respect to dates in the year 2000 and thereafter. To date, the Company has not spent a material amount on year 2000 compliance and does not expect that the total cost of its year 2000 compliance activities will be material. The Company believes that it has no material exposure to contingencies related to the Year 2000 Issue for the products it has sold to date.

      The Company processes its transactions and applications utilizing personal computers. In addition, the Company's telephone system, fax machines, payroll, alarm systems and other miscellaneous systems utilize computer equipment and software. The Company has identified which software and equipment needs to be upgraded. Based on its assessment to date, the Company does not believe that significant modifications or replacements of its software or systems, other than those already completed will be required to be year 2000 compliant. As of January 1, 1998, the Company only acquires software and invests in systems that are year 2000 compliant.

         The Company's manufacturing activities rely on its PVS plasma reactors comprised of modular equipment that contains embedded technology. The Company also relies on a quality control laboratory for production process control. The Company has identified the particular hardware and software systems used in such manufacturing applications to assess whether they are year 2000 compliant. The Company believes such manufacturing applications are year 2000 compliant.

      To date, the Company does not have any direct interface between its systems and those of any significant supplier or customer. The Company, however, relies on third party suppliers for raw materials, utilities, cash management services and other key supplies and services. The Company, therefore, recognizes that it is vulnerable to third party suppliers that fail to remediate their own Year 2000 Issues. The Company is corresponding with its significant suppliers to determine their year 2000 compliance status. The Company is also dependent upon its customers, product development partners and distributors for sales, cash flow and product development. The Company does not currently have complete information concerning the year 2000 compliance status of its customers, product development partners, and distributors, but has received written and oral indications that most of them are actively working on their year 2000 compliance. A number of written replies have been received representing that the respondents are currently year 2000 compliant.

      The Company's most reasonably likely worst case scenario with respect to the Year 2000 Issue is that (i) its manufacturing systems may malfunction, and
(ii) third party suppliers of ceramic and metallic materials, cash management services and utilities, customers, product development partners and distributors may be unable to remediate their own Year 2000 Issues. In such scenario, the Company could experience manufacturing interruptions, difficulties in accessing its cash and investments, delays in distribution of its products, delays in development of new product applications and reduced shipments. This would have a material adverse effect on the Company's operations. The Company currently has no contingency plan in the event such most reasonably likely worst-case scenario occurs.

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

LEGAL PROCEEDINGS

      As disclosed in Note 5 to the Financial Statements and under "Part II - Other Information - Item 1. Legal Proceedings," five separate complaints were filed in the United States District Court for the Northern District of Illinois, Eastern Division, each of which alleged that the Company, certain of its officers and directors, and the underwriters of the Offering are liable under the federal securities laws for making supposedly negligent or reckless material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in the Registration Statement and Prospectus relating to the Offering. Those cases were consolidated and a consolidated complaint was filed in October 1998. The consolidated complaint alleges that the action should be maintained as (i) a plaintiff class action on behalf of certain persons who purchased the Common Stock from November 26, 1997 through January 8, 1998, excluding the defendants, members of their immediate families, and any entity in which a defendant has a controlling interest, and
(ii) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint seeks unquantified damages under the federal securities laws, pre- and post-judgment interest, attorneys' fees, and expert witness fees. In addition, the consolidated complaint seeks rescission and/or rescissory damages relating to purchases of the Common Stock under federal securities laws. In October 1999, the Court granted in part and denied in part motions to dismiss the consolidated complaint that previously had been filed by each defendant.

In its ruling, the Court in part found that plaintiffs who did not purchase their Common Stock during the Offering could not sue under Section 12(a)(2) of the Securities Act of 1933. Each defendant's respective answer to the remaining claims in the consolidated complaint is scheduled to be filed on November 15, 1999.

      In November 1998, a separate complaint was filed in the Northern District of Illinois, Eastern Division, which alleged that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal securities laws for making supposedly fraudulent material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in connection with the solicitation of consents to proceed with the Offering from certain of the Company's preferred stockholders. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of those former preferred stockholders whose shares of preferred stock were converted into Common Stock on or about the date of the Offering, excluding the defendants, other officers and directors of the Company, members of the immediate families of all individual defendants, and any entity in which a defendant has a controlling interest. The complaint seeks unquantified damages as provided for under the federal securities laws, pre- and post-judgment interest, attorneys' fees, and expert witness fees. In March 1999, the preferred stockholders' complaint was reassigned to the judge hearing the consolidated complaint described above. Thereafter, pretrial proceedings involving the preferred stockholders' complaint were further consolidated with that litigation. In October 1999, all defendants filed a joint motion to dismiss the preferred stockholders' complaint; briefing on that motion is scheduled for completion in February 2000.

      The Company, the defendant directors and the defendant officers each have retained counsel for both of the above-described litigations and intend to defend against both complaints vigorously. Although the Company believes that the allegations of the complaints are without merit, it is not feasible for the Company to predict at this time the outcome of either litigation or whether the resolution of either litigation could have a material adverse effect on the Company's results of operations, cash flows or financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to interest rate risk on its investment portfolio. A 1% fluctuation in interest rate would result in a change in the portfolio earnings of approximately $220,000 per year.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
      As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, five separate complaints were filed in the United States District Court for the Northern District of Illinois, Eastern Division, each of which alleged that the Company, certain of its officers and directors, and the underwriters of the Offering are liable under the federal securities laws for making supposedly negligent or reckless material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in the Registration Statement and Prospectus relating to the Offering. Those cases were consolidated and a consolidated complaint was filed in October 1998. The consolidated complaint alleges that the action should be maintained as (i) a plaintiff class action on behalf of certain persons who purchased the Common Stock from November 26, 1997 through January 8, 1998, excluding the defendants, members of their immediate families, and any entity in which a defendant has a controlling interest, and
(ii) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint seeks unquantified damages under the federal securities laws, pre- and post-judgment interest, attorneys' fees, and expert witness fees. In addition, the consolidated complaint seeks rescission and/or rescissory damages relating to purchases of the Common Stock under federal securities laws. In October 1999, the Court granted in part and denied in part motions to dismiss the consolidated complaint that previously had been filed by each defendant. In its ruling, the Court in part found that plaintiffs who did not purchase their Common Stock during the Offering could not sue under
Section 12(a)(2) of the Securities Act of 1933. Each defendant's respective answer to the remaining claims in the consolidated complaint is scheduled to be filed on November 15, 1999.

      In November 1998, a separate complaint was filed in the Northern District of Illinois, Eastern Division, which alleged that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal securities laws for making supposedly fraudulent material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in connection with the solicitation of consents to proceed with the Offering from certain of the Company's preferred stockholders. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of those former preferred stockholders whose shares of preferred stock were converted into Common Stock on or about the date of the Offering, excluding the defendants, other officers and directors of the Company, members of the immediate families of all individual defendants, and any entity in which a defendant has a controlling interest. The complaint seeks unquantified damages as provided for under the federal securities laws, pre- and post-judgment interest, attorneys' fees, and expert witness fees. In March 1999, the preferred stockholders' complaint was reassigned to the judge hearing the consolidated complaint described above. Thereafter, pretrial proceedings involving the preferred stockholders' complaint were further consolidated with that litigation. In October 1999, all defendants filed a joint motion to dismiss the preferred stockholders' complaint; briefing on that motion is scheduled for completion in February 2000.

      The Company, the defendant directors and the defendant officers each have retained counsel for both of the above-described litigations and intend to defend against both complaints vigorously. Although the Company believes that the allegations of the complaints are without merit, it is not feasible for the Company to predict at this time the outcome of either litigation or whether the resolution of either litigation could have a material adverse effect on the Company's results of operations, cash flows or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      On November 26, 1997 (the "Effective Date"), the Company's Registration Statement on Form S-1 (File No. 333-36937) relating to the Offering was declared effective by the Securities and Exchange Commission. Since the Effective Date, of its $28,837,936 of net proceeds from the Offering, the Company has used approximately $755,000 for capital expenditures primarily related to the further expansion of the Company's existing manufacturing facility and the purchase of operating equipment and approximately $5,115,000 for working capital and other general corporate purposes. The remainder of the net proceeds has been invested by the Company, pending its use, in short-term, investment grade, interest-bearing obligations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.   EXHIBITS.
              Exhibit 27    -   Financial Data Schedule

         B.   REPORTS ON FORM 8-K.
              The Company did not file any Current Reports on Form 8-K during the third quarter of 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NANOPHASE TECHNOLOGIES CORPORATION


Date: November 12, 1999            By:  /s/ JOSEPH E. CROSS
                                        --------------------------------------
                                        Joseph E. Cross
                                        President, Chief Executive Officer
                                        (principal executive officer)  and a
                                        Director



Date: November 12, 1999            By:  /s/ JESS A. JANKOWSKI
                                        --------------------------------------
                                        Jess A. Jankowski
                                        Corporate Controller, Treasurer
                                        and Secretary (principal financial and
                                        accounting officer)

                                  EXHIBIT INDEX

Exhibit
Number            Exhibit Name
-------           ------------

Exhibit 27        Financial Data Schedule