Form 10-K405
period 1999-12-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2000-03-30
CIK 883107

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

          Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                        PREFERRED STOCK PURCHASE RIGHTS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on March 22, 2000 was $151,929,428.

     The number of shares outstanding of the registrant's Common Stock, par value $.01, as of March 22, 2000 was 13,449,253.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Definitive Proxy Statement in connection with the registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Nanotechnology, as practiced by Nanophase Technologies Corporation, involves creating nanostructured materials by controlling matter at the nanometer-size scale -- at the level of atoms and molecules. Because these "nanostructures" are made with molecular building blocks, they can be designed to exhibit novel and significantly improved physical, chemical and mechanical properties.

     When the structural features are sized between individual molecules and bulk materials -- in the range of about 10 to 100 nanometers -- the objects often display physical attributes substantially different from those found in bulk materials. As a result, the properties of nanocrystalline materials often cannot be predicted from those seen at larger sizes, and nanoparticles can exhibit novel properties. For example, important changes in catalytic behavior can occur because a significantly larger proportion of atoms are found at the surface of a nanometer-sized particle than a normal-sized one. When it is possible to control particle size and shape, it also is possible to enhance material properties and devise functions beyond those normally found in a material.

     Nanophase's objective is to exploit its capabilities to efficiently engineer and manufacture nanocrystalline materials. The Company does this by providing value-enhanced solutions for commercial applications in multiple global markets. Recognizing a need to offer enhanced performance and assist customers with their product improvements, Nanophase targets markets in which a practical solution may be found through using nanoengineered products. The Company works closely with leaders in these target markets to identify their material and performance requirements.

NANOCRYSTALLINE MATERIALS

     Nanocrystalline materials generally are made of particles that are less than 100 nanometers (billionths of a meter) in diameter. They contain only 1,000s or 10,000s of atoms, rather than the millions or billions of atoms found in larger size particles. The properties of nanocrystalline materials depend upon the composition, size, shape, structure, and surface of the individual particles. Nanophase's methods for engineering and manufacturing nanocrystalline materials result in particles with a controlled size and shape, and surface characteristics that behave differently from conventionally produced larger sized materials.

     Although Nanophase's particles are sometimes the end product for various customers, they more often are the required building blocks in a solution engineered to meet a specific performance requirement for a customer's product or process.

     There have been problems with the traditional mechanical and chemical methods of producing nanocrystalline materials. These methods have been unable to consistently and economically produce commercial quantities of materials with the unique properties found in the Company's products. The Company has developed proprietary and patented technologies for the high-volume production of nanocrystalline materials. Management believes this approach can satisfy the high-level performance requirements of -- and provide the value-added solutions desired by -- customers in its target markets.

THE COMPANY'S TECHNOLOGIES

     Nanophase intends to maintain and grow a leading intellectual property position in the rapidly emerging science of nanotechnology. The Company uses its technologies to engineer and produce nanocrystalline materials designed for specific product applications. These technologies include methods for the synthesis, surface-treatment and dispersion of nanocrystals. Nanophase also is engaged in ongoing research and technology-licensing activities that add to its core technologies or provide complementary technologies. Management believes that aggressively pursuing applications, inventions and patents will help it maintain a technical and commercial leadership position. A description of Nanophase's current technologies follows.

     THE PHYSICAL-VAPOR-SYNTHESIS ("PVS") PROCESS

     The Company uses its patented PVS process to produce nanocrystalline powders. This process begins by introducing a precursor material into a plasma reactor, then heating it to a temperature above its melting point. As the temperature rises, the atoms of this material evaporate from its surface into a stream of flowing vapor. The evaporated atoms then are mixed with selected gases, which chemically react with the atoms. Other gases then cool the atoms sufficiently to condense the vapor into solid, nanometer-sized crystals. The flowing gas transports these crystals to a collection vessel. The rapid transport and cooling of the nanocrystalline particles prevent strong agglomeration-clusters sticking to each other.

     Nanophase holds three fundamental US patents on its PVS process, which do not expire until July 2013. One covers the process itself, another includes the apparatus used in the process, and a third protects the nanocrystalline particles produced by the process. Corresponding patents have issued in Japan and Australia, with additional applications pending in Europe and Japan. The Company's plasma reactor has proprietary features that enable it to produce nanocrystalline materials at commercial-volume and costs. Nanophase uses its PVS process to exploit the relative advantages of physical versus chemical synthesis of nanocrystalline materials. These advantages include the production of nanocrystalline materials with particles that are extremely small, nonporous, essentially free of chemical residue, relatively uniform in size, and not strongly agglomerated.

     Management believes its PVS process is superior to other methods because of the degree of control it can exercise over particle size, particle surface properties, and particle size distribution. By controlled and subtle modifications -- the evaporation rate, the type or pressure of the gas, or how quickly the flow of gas carries the clusters to the collection vessel, for example -- Nanophase can control the particle size. This allows it to engineer and produce high purity, nonporous particles with a narrow size distribution and controllable size, without substantial process and product re-engineering.

     SURFACE TREATMENTS AND DISPERSIONS: THE DISCRETE PARTICLE ENCAPSULATION ("DPE") PROCESS

     Many of the applications Nanophase is pursuing can benefit if the Company further engineers the particles produced by PVS. For example, some of Nanophase's customers require the particles to uniformly disperse in a fluid. To meet these needs, the Company developed a range of surface-treatment technologies to achieve these objectives:

     - Provide particle surfaces with reactive functional groups, enabling the Company to create 3-D nanostructures.

     - Modify the nanoparticle surface to allow particles to disperse in fluids or polymers without agglomeration.

     - Modify the chemical, physical, mechanical, electrical, and optical properties of the particles.

     At the core of these surface-treatment and dispersion technologies is Nanophase's proprietary and patented DPE process. This enables the Company to surround each nanocrystalline particle with a durable coating. Two fundamental US patents protect the process, and additional applications are pending in Europe and Japan.

     The DPE process can encapsulate the surface of each nanometer-sized particle (produced through PVS) with a robust shell that is not removed by subsequent processing. This shell also can be engineered to contain bound spacer groups of controllable size, which prevent particles from sticking to each other. Alternatively, coated materials can be formulated to attach various functional chemical groups to the shell, for specific properties and applications. The coatings allow the particles to be dispersed in a wide range of media, including water, cosmetic emollients, and polymers (plastics). As a result, these materials can be used in applications from transparent abrasion-resistant coatings to cosmetic sunscreens.

     EMERGING NANOTECHNOLOGIES

     Nanophase owns or licenses 18 patents protecting its core technologies for engineering nanoparticles and an additional 7 applications are pending. The Company continually evaluates, acquires, licenses, or develops additional core technologies relating to nanocrystalline materials, in an effort to augment its current portfolio of technologies. This enables Nanophase to maintain and enhance its leadership in intellectual property for nanoparticle creation, to develop new product applications, to satisfy the demanding performance requirements of its targeted markets, and to offer additional value-added nanoengineered solutions.

ADVANTAGES OF THE COMPANY'S NANOCRYSTALLINE MATERIALS

     Through its patented PVS process, the Company produces nanocrystalline materials with these characteristics:

          SMALL PARTICLE SIZE provides a high surface-to-volume ratio compared with conventional materials. The ability to functionally tailor this surface allows Nanophase to modify and control the material's properties.

          CONTROLLED PARTICLE SIZE WITHIN SPECIFIC SIZE RANGES permits the Company to create nanocrystalline materials for specific particle-size critical applications. Additionally, it allows the Company to create various functional coatings with a defined thickness.

          NONPOROUS PARTICLES allow a large number of particles to be dispersed in a fluid without undesirable thickening or absorbing of the fluid. This means Nanophase can produce formulations with high weight loadings that are relatively easy to apply to a variety of surfaces.

          HIGH SURFACE PURITY enables particles to exhibit consistent surface chemistry with little foreign contamination. This facilitates the Company's ability produce materials for a variety of applications that are sensitive to contaminants, such as products for health care or chemical catalysis.

          NARROW SIZE DISTRIBUTION AND AGGREGATION CONTROL results in nanocrystalline materials that are essentially free of large particles, while containing uniformly small and loosely agglomerated ones. These materials can be further modified to enhance and tailor the performance of basic raw materials for specific product applications. For example, Nanophase's nanocrystalline materials can be readily and uniformly dispersed in a variety of media.

MARKETS

     The Company focuses on advanced materials technology, using nanocrystalline material formulations for process and product applications in a number of markets. Management believes Nanophase is a pioneering leader in the "bottom up" engineering and production of nanomaterials that add value to its customers' products or processes. The Company evaluates several parameters--including time-to-market, value of its solution, market drivers, revenue potential and horizontal market opportunities--to select and prioritize its target markets.

     Nanophase management believes it must understand market needs and be able to deliver effective solutions that use its materials to successfully penetrate its target markets. As part of its market penetration strategy, the Company seeks to partner with market leaders to co-develop solutions that represent a viable opportunity for both parties. Most if not all of these solutions are new and innovative, and they must meet customers' specific and demanding performance requirements. This combination meant the Company's time-to-market for commercial products historically was 18 months or longer. Nanophase's new business model is designed to provide nano-based solutions to lead customers in focused markets. This model is based on driving product introduction acceptance, reducing time-to-market, and gaining intellectual property in those markets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Limited History of Commercial Revenue; Uncertain Market Acceptance of the Company's Nanocrystalline Materials", and "Reliance on Collaborative Development Relationships".

     Nanotechnology is a rapidly emerging science. Nanophase management believes many new markets for this approach will develop in the coming decades. The Company's marketing strategy is to develop lead customers in attractive market segments where the technical benefit of the Company's nanoengineered products(TM) results in a profitable and long-term partnership. The following section describes the nature of Nanophase's current market segments.

     TRANSPARENT FUNCTIONAL COATINGS

     Management believes that transparent functional coatings have a myriad of applications, which makes this one of the most significant areas for growth.

     CONDUCTIVE AND ANTISTATIC COATINGS The world market for indium/tin oxide-based (ITO-based) conductive coatings is estimated at 20-30 metric tons, with an estimated market size of $10-$20 million. These coatings are used primarily for shielding electromagnetic radiation from computer monitors (in response to increased regulatory requirements limiting these emissions). Coatings typically are applied from solution via spin coating. Conventional solutions suffer from poor in-use and shelf life problems, and usually are shipped and stored in a frozen state. Management believes the primary advantages of its ITO-based products lie in their ability to be stored and used at ambient temperature, which provides a significant economic advantage to the end user.

     Antimony/tin oxide (ATO) materials for transparent, antistatic coatings are designed to replace more traditional raw materials, which are based on carbon black and/or evaporated metals. ATO materials can be used in electronic component packaging, prevention of static buildup on TV monitors and flat panel displays, and colored toners for photocopying. The Company's key advantage here is its ability to formulate transparent coatings from its nanometer-sized ATO. These coatings, in contrast to those based on carbon or metal, enable an end user to easily see the contents of a package, while maintaining anti-static protection.

     ABRASION-RESISTANT COATINGS Nanophase incorporates aluminum oxide into a variety of coating products, which are aimed at creating transparent scratch-and abrasion-resistant protective coatings. These coatings are used in applications from coating vinyl flooring (which enhance scratch and scuff resistance while retaining high gloss), to protective coatings (which decrease maintenance costs of high-traffic area flooring). Additional applications include plastic ophthalmic lenses, with a potential opportunity in temporary protective coatings for automotive applications. The benefit offered by the Company's materials lies in their ability to combine the two desirable functions of transparency and scratch resistance.

     CATALYSTS

     Nanophase's materials have a large percentage of atoms lying on their surfaces. This occurs because as particles become smaller, their surface area becomes a larger percentage of the total bulk. When surface atoms comprise such a large portion of the material, surface and interface effects strongly influence the behavior of the material as a whole, such as catalytic activity. Potential applications include cerium oxide-based environmental catalysts, palladium on alumina hydrogenation catalysts, and iron oxide-based chemical process catalysts

     Much of the world's chemical manufacture is done through catalysts, which is a global $7 billion industry. Environmental catalysts -- a significant portion of the catalyst market -- are dominated by auto emissions control. Ceria-based raw materials represent an important and widely used ingredient in this market. Raw materials for palladium-based process catalysts and iron oxide catalysts also hold high attractiveness for the Company. The available market for Nanophase in these markets is estimated at $30-$60 million.

     HEALTH CARE: SUNSCREENS AND OTHER TOPICAL HEALTH CARE PRODUCTS

     The global market for health care products at the consumer level is estimated at $50-60 billion. An important portion of this is attributable to sunscreen products. Among the active ingredients in sunscreens, the market opportunity for Nanophase lies in the inorganic segment: titanium dioxide and zinc oxide. The demand for inorganic active ingredients is increasing along with consumer awareness of the harmful effects of ultraviolet (UV) radiation. This has led to a rapid movement toward incorporating UV protection in everyday skin care and cosmetic formulations. The world market for inorganic sunscreen actives is predominantly titania-based. However, zinc oxide is seeing rapid growth because it is hypoallergenic, can provide broad coverage for protection from the entire solar spectrum, and has better economics than titania.

     Zinc oxide also is widely used for skin care applications, ranging from topical antifungal ointments to odor and wetness absorbents for incontinence products.

     Nanophase's strengths lie in its ability to 1) manufacture USP (US Pharmacopoeia) zinc oxide with a smaller particle size and a narrower size distribution than competitive materials, and 2) to discretely encapsulate the particles so they disperse in a wide range of media. Based on these attributes, management estimates the potential available market for Nanophase zinc oxide in this market is $20-$40 million.

     ADVANCED CERAMICS

     The Company's primary focus is in structural ceramics: the cutting tool segment, with additional interests in ceramic bearings and related wear-resistant products. The current worldwide market is estimated at over $1 billion.

     Management believes Nanophase's strengths lie in its ability to formulate alloys of nanoparticle-based ceramic oxides into dry, free-flowing powders, which can be consolidated under heat and pressure to form dense parts. Initial tests have shown that the wear resistance and impact strength of cutting tools based on the Company's formulations are a significant improvement over conventional materials.

     CONTINUOUS DEVELOPMENT OF VERTICAL AND HORIZONTAL MARKET OPPORTUNITIES

     Management believes Nanophase is viewed as a leader in nanotechnology, and one of the very few companies that can deliver significant commercial quantities of nanoproducts. The Company plans to continue developing new opportunities by working with lead customers to co-develop products. This leads to a better understanding of the customer's requirements and increased internal focus, while reducing development risk and time-to-market. Nanophase continuously and actively pursues both vertical and horizontal markets, where it can take advantage of already developed products for new valued-added applications.

MARKETING

     The Company markets and sells its products through a combination of business development and sales activities in close collaborative relationships with a lead customer in each market segment. Business development activities evaluate and qualify potential markets, identify the lead customers within them, and develop a business case strategy for successful market penetration. Once a market is qualified, Nanophase forms a technical/marketing team to provide the customer with an engineered solution to meet that company's specific requirements. In many cases, products that satisfy a vertical market need can be applied across similar or horizontal markets. For instance, materials used in conductive coatings also can be used for antistatic coatings and conductive strip carriers for color toners.

     Nanophase tailors materials to provide specific solutions required by its customers. Once a solution is established, application and customer management is moved to a sales team that is organized along market lines. The sales team is expected to increase revenue by selling product and process solutions and broadening the customer base.

     The Company leverages its resources through partnerships with organizations and individuals focused on market-specific or geography-specific areas. This enhances Nanophase's ability to quickly develop lead customers and applications for its products. For example, to promote a more rapid penetration into Japanese markets, the Company continues to maintain its relationship with C. I. Kasei, a division of Itochu Corporation ("CIK"). CIK develops, engineers and manufactures products under license from the Company for use in multiple industrial markets.

     Dr. Richard W. Siegel, an internationally recognized scientific leader in the nanotechnology field, is a significant resource for the Company. Dr. Siegel is a director of the Company. In addition, Nanophase has a consulting contract with Dr. Siegel, who provides support for business development and marketing activities. The Company also employs a number of marketing representatives and third-party sales agents focused in specific application areas, including conductive coatings, advanced ceramics and high intensity lighting.

     Nanophase also markets itself and its capabilities by 1) sponsorship, attendance and presentations at advanced materials symposia; 2) publishing articles in scientific journals, and 3) participating in industry trade shows for its target markets. The Company also uses its Website, advertises in selected industry and trade journals, and provides specification sheets, corporate journals, and other marketing materials. In addition, Nanophase routinely networks with Fortune 500 companies to display its technology and uncover potential applications. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk
Factors -- Limited Marketing Experience; Use of Distribution Agreements" and "-- Revenue from International Sources".

TECHNOLOGY AND ENGINEERING

     The Company's Technology and Engineering Group includes the R&D and engineering functions. The near-term objective of Nanophase's research and process-development activities is to gather core technologies that have the capability to serve multiple markets and provide the technical basis for significant company growth. There are three legs to the Company's R&D strategy:

     - Research and development to characterize novel or unique behavior and characteristics of the nanocrystalline materials that it produces.

     - Design of engineered solutions for customer-specific applications.

     - To develop process engineering innovations that enable continuous improvement in manufacturing yields, throughput and cost. This is accomplished in a three ways: 1) by developing processes that consistently produce sufficient commercial quantities of application-specific nanocrystalline materials; 2) by developing additional technologies to allow the PVS-produced particles to be dispersed in a variety of matrices, and 3) by developing entirely new methods for producing nanoparticles.

     Nanophase's total Research and Development Expense, which includes all expense relating to the technology and engineering group, during the years ended December 31, 1999, 1998 and 1997 were $1,456,126, $1,504,127 and $990,331, respectively. The Company's future success will depend in large part upon its ability to keep pace with evolving advanced materials technologies and industry standards, and the Company may be unable to do so. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Rapid Technological Change".

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The objective of Nanophase's intellectual property activities is to develop a leadership position in the nanotechnology by implementing strategies that maximize and protect its proprietary rights. These strategies include 1) obtaining patents and trademarks based on Nanophase inventions and products, and
2) licensing third-party patents to expand the Company's technology base and prevent Nanophase from being blocked if future developments require use of technology covered by those patents. Nanophase currently owns or licenses an aggregate of 25 United States and foreign patents and patent applications: seven issued patents owned directly by Nanophase, seven pending patent applications owned directly by Nanophase, and 11 patents licensed from third parties.

     Five United States patents have been issued to Nanophase: one covering its PVS process for synthesizing nanocrystalline materials, one covering the related apparatus, one covering the materials produced by the PVS process and two covering the DPE process for encapsulating nanoparticles. The three patents relating to the PVS process expire in July 2013 and the two patents relating to the DPE process expire in March 2017. PVS Patents also were issued in Japan and Australia, and additional patent applications relating to both PVS and DPE processes are pending in Europe and Japan for the PVS process and apparatus.

     The Company holds the following licenses of United States patents. The first is a fully paid-up exclusive worldwide license of two patents owned by ARCH Development Corporation, which involve a laboratory-scale method and apparatus for making nanocrystalline materials. The second is a non-exclusive license from the Japan Science and Technology Corporation (formerly Research Development Corporation of Japan) of four patents, which embody early laboratory-scale work in the physical synthesis of nanocrystalline materials. The third is a non-exclusive license of two patents owned by Hitachi, Ltd., which relate to the synthesis of nanocrystalline materials. The fourth is a remainder-exclusive license of three patents held by Cornell University, relating to a laboratory-scale process for net-shaping a limited range of materials. Other than the license from the Japan Science and Technology Corporation, which remains in force until May 2006 and is extendable upon further agreement, each of the licenses lasts for the life of their respective patents. Under each of the licenses, Nanophase is obligated to pay the licensor royalties equal to a percentage of net sales of products that use the licensed technology, and related taxes on any royalties paid to foreign licensors.

     The Company requires its employees, consultants, outside scientific collaborators and other advisors to sign confidentiality and non-compete agreements when their employment or consulting relationships begin. These agreements generally provide that all confidential information developed or made known to the individual during the course of that person's relationship with the Company will be kept confidential, and not be disclosed to third parties except in specific circumstances. In the case of research employees, the agreements also provide that all inventions made by the individual shall be the exclusive property of Nanophase. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or patent rights, or will provide Nanophase with adequate remedies in the event of unauthorized use or disclosure of such information. In addition, because many of the Company's employees have not entered into non-compete agreements, they may become competitors when their employment at Nanophase ends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Dependence on Patents and Protection of Proprietary Information".

COMPETITION

     Within each of its targeted markets and product applications, Nanophase faces current and potential competition from many chemical companies, as well as the in-house capabilities of several of its current and potential customers. In the health care market, for example, several companies offer ultrafine zinc oxide (Zinc Corporation of America, Elementis UK Limited, Millennium Chemical and others) manufactured by chemical or other means. In structural ceramics, the Company competes with manufacturers of ceramic composites who machine their products for specific applications. Although management believes its materials and technologies are superior to those used by its competitors, these companies pose significant risks to Nanophase because they have substantially greater financial and technical resources, larger research and development staffs, and greater manufacturing and marketing capabilities.

     The Company also faces potential competition from Vacuum Metallurgical Co., Ltd. of Japan ("Vacuum Metallurgical"), which manufactures nanocrystalline materials and equipment. Nanophase does not currently compete with Vacuum Metallurgical, but this company may develop products or manufacturing capabilities to compete with Nanophase in the future. The number of development-stage companies involved in nanocrystalline materials also represent potential competitive risks. These include Advanced Powder Technology Pty. Ltd.; Nanomaterials Research Corporation; Plasma Quench Technologies, Inc., and Nanopowder Enterprises, Inc. Many of these companies are associated with university or national laboratories, and use chemical and physical methods to produce nanocrystalline materials. Management believes that most of these companies are engaged primarily in funded research, and is not aware that any of them have commercial production capability. However, they may represent significant competitive risks in the future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Competition".

GOVERNMENTAL REGULATIONS

     The manufacture and use of certain of the products that contain the Company's nanocrystalline materials are subject to governmental regulation. As a result, the Company is required to adhere to the current Good Manufacturing Practices ("cGMP") requirements of the U.S. Food and Drug Administration ("FDA") and similar regulations in other countries that include testing, control and documentation requirements enforced by periodic inspections.

     In addition, the Company's facilities and all of its operations are subject to the plant and laboratory safety requirements of various occupational safety and health laws. To date, those regulations have not materially restricted or impeded operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Governmental Regulations".

EMPLOYEES

     On December 31, 1999, the Company had a total of 42 full-time employees, 12 of whom hold advanced degrees. In the first quarter of 1999, the Company hired
1) an experienced vice president of technology and engineering to improve technology management, implement its solution-provider approach, and further enhance and expand the Company's core technologies, and 2) an experienced vice president of sales and marketing, to strengthen its capabilities in the United States and internationally. Nanophase is not subject to any collective bargaining agreements, and management believes it has good relationships with employees.

PROPERTIES

     Nanophase operates a 20,000 square-foot production, research and headquarters facility in Burr Ridge, Illinois, a Chicago suburb. The Company also leases offsite warehouse space. Management believes the Burr Ridge facility is the first in the world solely dedicated to the large-scale production of a broad range of PVS nanocrystalline materials. The Company's operations in Burr Ridge are registered under ISO 9001, and management believes that its manufacturing operations are in compliance with the cGMP requirements of the FDA.

     The Company's primary means of nanoparticle manufacturing occurs in its PVS plasma reactors. The throughput of each reactor depends on many factors, including 1) the mix of products produced; 2) the commencement, expiration or termination of development programs; 3) the status of tests and evaluations of samples and prototypes, and 4) production yields. Management expects to increase the throughput per reactor by increasing the efficiency and yields of its PVS process, and decreasing the amount of downtime for each reactor. Each PVS plasma reactor is made of modular equipment, which is designed and assembled to the Company's proprietary specifications. These modular reactors provide the flexibility to expand Nanophase's manufacturing capability. The Burr Ridge facility has a quality control laboratory designed for the dual purposes of validating operations to cGMP and ISO standards, and production process control. This laboratory is equipped to handle many routine analytical and in-process techniques the Company currently requires. Nanophase leases its Burr Ridge facility under an agreement whose initial term expired in September 1999. The Company has options to extend the lease for up to five additional one-year terms and is currently in the first additional one-year term which expires in September 2000.

     Management believes that additional space will be required in the near term. Nanophase intends to use a portion of the net proceeds from its initial public offering (the "Offering") of its Common Stock, $.01 par value (the "Common Stock") for the relocation to, or acquisition of another site for its manufacturing and laboratory facilities. As of December 31, 1999, the Company was in discussions with third parties concerning the potential occupancy of such a site.

FORWARD-LOOKING STATEMENTS

     Nanophase Technologies Corporation ("Nanophase" or the "Company") wants to provide investors with more meaningful and useful information. As a result, this Annual Report on Form 10-K (the "Form 10-K") contains and incorporates by reference certain "forward-looking statements", as defined in Section 21E of the

Securities Exchange Act of 1934, as amended. These statements reflect the Company's current expectations on the future results of its operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Nanophase has tried, wherever possible, to identify these statements by using words such as "anticipates", "believes", "estimates", "expects", "plans", "intends" and similar expressions. These statements reflect management's current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company's actual results, performance or achievements in 2000 and beyond to differ materially from those expressed in, or implied by, what appears here. These risks, uncertainties and contingencies include, without limitation, demand for and acceptance of the Company's nanocrystalline materials; the Company's dependence on a limited number of key customers; the Company's limited manufacturing capacity and experience; the Company's limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; the Company's dependence on patents and protection of proprietary information; the resolution of litigation in which the Company is involved; and other risks set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors". The Company undertakes no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this Form 10-K, or to reflect the occurrence of unanticipated events.

ITEM 3. LEGAL PROCEEDINGS

     As disclosed in Note 16 to the Financial Statements and as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, five separate complaints were filed in the United States District Court for the Northern District of Illinois, Eastern Division, each of which alleged that the Company, certain of its officers and directors, and the underwriters of the Offering are liable under the federal securities laws for making supposedly negligent or reckless material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in the Registration Statement and Prospectus relating to the Offering. Those cases were consolidated and a consolidated complaint was filed in October 1998. The consolidated complaint alleges that the action should be maintained as (i) a plaintiff class action on behalf of certain persons who purchased the Common Stock from November 26, 1997 through January 8, 1998, excluding the defendants, members of their immediate families, and any entity in which a defendant has a controlling interest, and (ii) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint seeks unquantified damages under the federal securities laws, pre- and post-judgment interest, attorneys' fees, and expert witness fees. In addition, the consolidated complaint seeks rescission and/or rescissory damages relating to purchases of the Common Stock under federal securities laws. In October 1999, the Court granted in part and denied in part motions to dismiss the consolidated complaint that previously had been filed by each defendant. In its ruling, the Court in part found that plaintiffs who did not purchase their Common Stock during the Offering could not sue under Section 12(a)(2) of the Securities Act of 1933. Each defendant's respective answer to the remaining claims in the consolidated complaint was filed on November 15, 1999 and discovery began thereafter.

     In November 1998, a separate complaint was filed in the Northern District of Illinois, Eastern Division, which alleged that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal securities laws for making supposedly fraudulent material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in connection with the solicitation of consents to proceed with the Offering from certain of the Company's preferred stockholders. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of those former preferred stockholders whose shares of preferred stock were converted into Common Stock on or about the date of the Offering, excluding the defendants, other officers and directors of the Company, members of the immediate families of all individual defendants, and any entity in which a defendant has a controlling interest. The complaint seeks unquantified damages as provided for under the federal securities laws, pre- and post-judgment interest, attorneys' fees, and expert witness fees. In March 1999, the preferred stockholders' complaint was reassigned to the judge hearing the consolidated complaint described above. Thereafter, pretrial proceedings involving the preferred stockholders' complaint were further consolidated with that litigation. In October 1999, all defendants filed a joint motion to dismiss the preferred stockholders' complaint; briefing on that motion was completed in February 2000. To date, the Court has not ruled on the motion to dismiss the preferred stockholders' complaint nor has the Court indicated when it anticipates ruling.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol NANX. Such trading began on November 26, 1997 in connection with the Offering. The following table sets forth, for the periods indicated, the range of high and low sale prices for the Common Stock on the Nasdaq National Market:

                                                                 HIGH      LOW
                                                                 ----      ---
Fiscal year ending December 31, 1998:
  First Quarter.............................................    $13.25    $5.00
  Second Quarter............................................      9.38     4.25
  Third Quarter.............................................      5.13     1.81
  Fourth Quarter............................................      3.69     1.50
Fiscal year ending December 31, 1999:
  First Quarter.............................................      3.00     2.03
  Second Quarter............................................      2.63     1.50
  Third Quarter.............................................      2.72     1.50
  Fourth Quarter............................................      5.75     1.63

     On March 22, 2000, the last reported sale price of the Common Stock was $13.44, and there were approximately 134 holders of record of the Common Stock.

     The Company has never declared or paid any cash dividends on its Common Stock and does not currently anticipate paying any cash dividends or other distributions on its Common Stock in the foreseeable future. The Company intends instead to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors deemed relevant by the Board of Directors.

     On August 25, 1999, the Company issued 24,500 shares of the Company's Common Stock to Joseph Cross, the Company's Chief Executive Officer, as part of the Company's compensation arrangement with Mr. Cross.

     On November 26, 1997 (the "Effective Date") the Company's Registration Statement on Form S-1 (File No. 333-36937) relating to the Offering was declared effective by the Securities and Exchange Commission. Since the Effective Date, of its $28,837,936 of net proceeds from the Offering, the Company has used approximately $974,000 for capital expenditures primarily related to the further expansion of the Company's existing manufacturing facility and the purchase of operating equipment and $6,023,000 for working capital and other general corporate purposes. The remainder of the net proceeds has been invested by the Company, pending its use, in short-term, investment grade, interest-bearing obligations.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data is qualified by reference to, and should be read in conjunction with, the financial statements and related notes thereto appearing elsewhere in this Form 10-K and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data set forth below as of, and for, each of the years in the five-year period ended December 31, 1999 have been derived from the audited financial statements of the Company.

                                                         YEARS ENDED DECEMBER 31
                                  ----------------------------------------------------------------------
                                     1995           1996           1997           1998           1999
                                     ----           ----           ----           ----           ----
STATEMENT OF OPERATIONS DATA:
Product revenue.................  $        --    $   249,017    $   924,763    $ 1,140,845    $1,128,861
Other revenue...................       93,591        236,019      2,798,729        162,944       295,986
Governmental research
  contracts.....................       27,995        110,770             --             --            --
                                  -----------    -----------    -----------    -----------    ----------
Total revenue...................      121,586        595,806      3,723,492      1,303,789     1,424,847
Cost of revenue.................      532,124      4,019,484      3,935,766      3,221,996     2,610,667
Research and development
  expense.......................      485,059        677,284        990,331      1,504,127     1,456,126
Selling, general and
  administrative expense........    1,150,853      1,661,504      2,074,728      3,594,946     3,641,736
                                  -----------    -----------    -----------    -----------    ----------
Total operating expense.........    2,168,036      6,358,272      7,000,825      8,321,069     7,708,529
                                  -----------    -----------    -----------    -----------    ----------
Operating loss..................   (2,046,450)    (5,762,466)    (3,277,333)    (7,017,280)   (6,283,682)
Interest income.................       86,576        184,778        204,863      1,539,400     1,166,615
Provision for income taxes......           --             --             --       (156,000)           --
                                  -----------    -----------    -----------    -----------    ----------
Net loss........................  $(1,959,874)   $(5,577,688)   $(3,072,470)   $(5,633,880)   (5,117,067)
                                  ===========    ===========    ===========    ===========    ==========
Net loss per share..............                                               $     (0.45)   $    (0.40)
                                                                               ===========    ==========
Shares used in computing the net
  loss per share................                                                12,416,305    12,690,483
                                                                               ===========    ==========

                                                            AS OF DECEMBER 31
                                 -----------------------------------------------------------------------
                                    1995           1996           1997           1998           1999
                                    ----           ----           ----           ----           ----
BALANCE SHEET DATA:
Cash and cash equivalents......  $   261,902    $   617,204    $ 3,988,368    $   363,394    $   624,509
Working capital................    2,451,627      3,070,789     32,038,915     26,535,018     21,831,264
Total assets...................    3,741,128      5,539,634     36,196,569     30,453,988     25,677,539
Total stockholders' equity.....    3,506,050      5,110,450     34,651,334     29,107,590     24,161,323

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

OVERVIEW

     From its inception in November 1989 through December 31, 1996, the Company was in the development stage. During that period, the Company primarily focused on the development of its manufacturing processes in order to transition from laboratory-scale to commercial-scale production. As a result, the Company developed an operating capacity to produce significant quantities of its nanocrystalline materials for commercial sale. The Company was also engaged in the development of commercial applications and formulations and the recruiting of marketing, technical and administrative personnel. Since January 1, 1997, the Company has been engaged in commercial production and sales of its nanocrystalline materials, and the Company no longer considers itself in the development stage. All of the Company's revenue since January 1, 1997 has been generated through commercial sources. From inception through December 31, 1999, the Company was primarily capitalized through the private offering of approximately $19,558,069 of equity securities and its initial public offering of $28,837,936 of Common Stock, each net of issuance costs. The Company has incurred cumulative losses of $24,495,618 from inception through December 31, 1999.

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1999 AND 1998

     Revenue is recorded when the Company ships products, when specific milestones are met regarding development arrangements or when the Company licenses its technology and transfers proprietary information. Total revenue increased to $1,424,847 in 1999, compared to $1,303,789 in 1998. The increase in total revenue between 1999 and 1998 was primarily attributed to a $133,042 increase in other revenue offset by a $11,984 reduction in product revenue. Product revenue decreased to $1,128,861 in 1999, compared to $1,140,845 in 1998. Other revenue increased to $295,986 in 1999, compared to $162,944 in 1998. Revenue from three major customers constituted approximately 53.4% of the Company's 1999 revenue. In particular, revenue from (1) CIK, (2) a cosmetics customer and (3) a ceramics customer constituted approximately 33.8%, 9.9%, and 9.7%, respectively, of the Company's 1999 revenue. The Company does not currently anticipate future revenue from either the cosmetics customer or the ceramics customer. See "-- Risk Factors -- Dependence on a Limited Number of Key Customers."

     Cost of revenue generally includes costs associated with commercial production, customer development arrangements, the transfer of technology, and licensing fees. Cost of revenue decreased to $2,610,667 in 1999, compared to $3,221,996 in 1998. The decrease in cost of revenue was generally attributed to cost reduction activities and efficiencies in the manufacture of the Company's products, decreased ceramic superplastic forming costs, and a smaller increase in the allowance for excess quantities in inventory in 1999 than in 1998. Cost of revenue as a percentage of total revenue decreased in 1999, compared to the same period in 1998, due primarily to the factors discussed above.

     Research and development expense primarily consists of costs associated with the Company's development or acquisition of new product applications and coating formulations and the cost of enhancing the Company's manufacturing processes. Research and development expense decreased to $1,456,126 in 1999, compared to $1,504,127 in 1998. The decrease in research and development expense was primarily attributed to the lack of costs relating to arrangements with outside parties to further develop end-use products utilizing nanocrystalline materials, versus $745,000 of such costs in 1998, offset by increases in salaries, related recruiting and relocation, and payments to a former officer. The Company expects to further increase its research and development expense in 2000 in connection with its plans to continue to enhance and expand its product lines, technologies and manufacturing processes.

     Selling, general and administrative expense increased to $3,641,736 in 1999, compared to $3,594,946 in 1998. The net increase was primarily attributed to costs associated with an organizational restructuring, including recording amounts due to former officers and non-cash stock compensation charges relating to the revision of vesting schedules for options previously granted to such officers, associated legal and professional fees, and severance to other employees. These increases were somewhat offset by an adjustment of estimated amounts related to contingent liabilities, a reduction in recruiting and relocation costs, and a reduction in bad debt expense.

     Interest income decreased to $1,166,615 in 1999, compared to $1,539,400 in 1998. This decrease was primarily due to a reduction in funds available for investment compounded by a reduction in investment yields.

     There was no income tax expense in 1999, compared to $156,000 in 1998. The 1998 expense was due to the foreign taxes withheld from license fees received from CIK. The payment of such taxes creates a foreign tax credit which may be available to offset federal income taxes when the Company generates taxable income.

     YEARS ENDED DECEMBER 31, 1998 AND 1997

     Total revenue decreased to $1,303,789 in 1998, compared to $3,723,492 in 1997. The decrease in total revenue between 1998 and 1997 was primarily attributed to a $2,635,785 reduction in other revenue offset by a $216,082 increase in product revenue. Other revenue decreased to $162,944 in 1998, compared to $2,798,729 in 1997. Product revenue increased to $1,140,845 in 1998, compared to $924,763 in 1997. The majority of the revenue generated in 1998 was from customers in the electronics and structural ceramics and composites markets. Revenue from four customers constituted 55.8% of the Company's 1998 revenue. In particular, revenue from (1) EKC Technology, Inc., a manufacturer of semiconductor polishing slurries ("EKC"), (2) CIK, (3) a ceramics customer and
(4) an electronics customer constituted approximately 11.5%, 14.0%, 16.9% and 13.4%, respectively, of the Company's 1998 revenue. See "-- Risk
Factors -- Dependence on a Limited Number of Key Customers."

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

     Research and development expense increased to $1,504,127 in 1998, compared to $990,331 in 1997. The increase in research and development expense was primarily attributed to increased costs of $745,000 related to arrangements with outside parties to further develop end-use products utilizing nanocrystalline materials, slightly offset by reductions in internal costs regarding the development of new formulations and product applications.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and investments amounted to $21,840,677 at December 31, 1999, compared to $26,633,912 at December 31, 1998.
The net cash used in the Company's operating activities was $4,335,648, $3,859,019, and $3,370,367 for the years ended December 31, 1999, 1998 and 1997, respectively. The net cash used in operating activities for the year ended December 31, 1999 was primarily for the further development of product applications, the funding of research and development activities, and the funding of receivables, which was offset by increases in accounts payable. Net cash provided by or (used in) investing activities, including capital expenditures and purchases of securities in which cash is invested pending its use for operating activities and expansion of the Company's manufacturing facilities offset by maturities of such securities, amounted to $4,550,288, $143,909, and $(25,871,823) for the years ended December 31, 1999, 1998 and
1997, respectively. Capital expenditures, primarily related to the further expansion of the Company's existing manufacturing facilities and the purchase of operating equipment, amounted to $504,061, $470,425, and $1,063,608 for the years ended December 31, 1999, 1998 and 1997, respectively. Net cash provided by financing activities, which related to the exercise of options for 170,876 shares of Common Stock, amounted to $46,475 for the year ended December 31, 1999, compared to $90,136 for the year ended December 31, 1998, which related to the exercise of options for 128,356 shares of common stock, and $32,613,354 for the year ended December 31, 1997 which related mainly to the net proceeds from the issuance of equity securities.

     The Company believes that cash on hand, together with the remaining net proceeds from the Offering and interest income thereon, will be adequate to fund the Company's current operating plans. The Company's actual future capital requirements will depend, however, on many factors, including customer acceptance of the Company's current and potential nanocrystalline materials and product applications, continued progress in the Company's research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand the Company's manufacturing capabilities and to market and sell the Company's materials and product applications. Depending on future requirements, the Company may seek additional funding through public or private financing, collaborative relationships, government contracts or additional licensing agreements. Additional financing may not be available on acceptable terms or at all, and any such additional financing could be dilutive to the Company's stockholders. See "-- Risk Factors -- Future Capital Needs."

     At December 31, 1999, the Company had a net operating loss carryforward of approximately $23.1 million for income tax purposes. Because the Company may have experienced "ownership changes" within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2014. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be incurred prior to the expiration of the carryforward, the Company has concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. At December 31, 1999, the Company also had a foreign tax credit carryforward of $156,000, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire in 2013 if not utilized before that date.

YEAR 2000 SYSTEMS PREPAREDNESS

     The Year 2000 issue focuses on the ability of information systems to properly recognize and process date-sensitive information beyond December 31, 1999. To address this problem, the Company implemented a Year 2000 readiness plan for information technology systems ("IT") and non-IT equipment, facilities and systems. All material IT and non-IT equipment, processes and software were compliant and resulted in no material

Y2K issues as of the date of this report. While no material Y2K problems have been encountered to date and none are expected, it is possible that such problems could arise as the year progresses.

     Total expenses on the project through December 31, 1999 were less than $100,000 and were related to expenses for repair or replacement of software and hardware, expenses associated with facilities, products and supplier reviews and project management expenses.

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

     The Company has incurred net losses in each year since its inception, and as of December 31, 1999, had an accumulated deficit of $24,495,618. The Company may continue to incur operating losses and may be unable to achieve a profitable level of operations. If the Company does achieve profitability, it may be unable to sustain it. Commercial development of the Company's nanocrystalline materials will require the commitment of substantial resources to continuing research and development, establishment of additional commercial-scale and pilot-scale manufacturing facilities, and further development of quality control, marketing, sales, service and administrative capabilities. The Company's ability to achieve profitability will depend on many factors, including the Company's ability to enter into collaborative customer relationships and the Company's ability, alone or with its customers, to develop, manufacture, introduce and market commercially acceptable products based on the Company's nanocrystalline materials and proprietary processes. The Company and its customers may not successfully manufacture, introduce or market significant quantities of the Company's nanocrystalline materials or their product applications.

     DEPENDENCE ON A LIMITED NUMBER OF KEY CUSTOMERS

     A limited number of key customers have initially accounted for a substantial portion of the Company's commercial revenue. In particular, revenue from (1) CIK, (2) a cosmetics customer and (3) a ceramics customer constituted approximately 33.8%, 9.9%, and 9.7%, respectively, of the Company's 1999 revenue. The Company does not currently anticipate future revenue from either the cosmetics customer or the ceramics customer. The Company's customers are significantly larger than, and are able to exert a high degree of influence over, the Company. The loss of one or more of the Company's customers or failure to attract new customers could have a material adverse effect on the Company's business, results of operations and financial condition.

     RELIANCE ON COLLABORATIVE DEVELOPMENT RELATIONSHIPS

     The Company has established, and will continue to pursue, collaborative relationships with a variety of corporate customers. Through such relationships, the Company seeks to develop applications for the Company's nanocrystalline materials, share development and manufacturing resources and coordinate the development, manufacturing, commercialization and marketing of nanocrystalline product applications. The Company's future success will depend, in part, on its continued relationships with these customers, its ability to enter into similar collaborative relationships, the commitment of the Company's customers to the potential product applications under development and, eventually, the customers' success in manufacturing and marketing, or willingness to purchase the Company's nanocrystalline materials for, such product applications. The Company's customers may decide to manufacture jointly developed products internally, obtain them from alternative sources or no longer pursue their development. These customers may require the Company to share control of its development, manufacturing and marketing programs, limit its ability to license its technology to others, or restrict its ability to engage in certain product development, manufacturing and marketing activities. These relationships may also be subject to unilateral termination by the Company's customers. If the Company is unable to initiate or sustain such collaborative relationships, the Company may be limited in its ability to independently develop, manufacture, market or sell its current and future nanocrystalline materials or their product applications. The failure of the Company to initiate or sustain such collaborative relationships would have a material adverse effect on the Company's business, results of operations and financial condition.

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

     The Company will need to improve manufacturing efficiency significantly, implement additional manufacturing capability and expand its current facilities and/or obtain other facilities in the near future in order to manufacture adequate quantities of its products to meet expected market demands. The Company may be unable to make the transition from pilot manufacturing to high-volume manufacturing successfully on a timely basis. The Company may also be unable to successfully develop its surface treatment and dispersion technologies so as to be able to coat significant quantities of its nanocrystalline materials with consistent quality, at acceptable cost and on a timely basis. The Company may have to develop manufacturing capability that enables it to produce dispersions, slurries, or formulations that contain its nanocrystalline materials in order to provide solutions demanded by certain customers and/or markets. The Company's primary operations, including research, engineering, manufacturing, marketing, distribution and general administration, are currently housed in a facility in Burr Ridge, Illinois. Any material disruption in the Company's operations, whether due to fire, natural disaster, power loss or otherwise, could have a material adverse effect on the Company's business, results of operations and financial condition. While the Company maintains property and business interruption insurance, such insurance may not adequately compensate the Company for all losses that it may incur.

     DEPENDENCE ON PATENTS AND PROTECTION OF PROPRIETARY INFORMATION

     The Company's success will depend, in part, on its ability to obtain expanded patent protection for its nanocrystalline materials and processes, to preserve its trade secrets, and to operate without infringing the patent or other proprietary rights of others and without breaching or otherwise losing rights in the technology licenses upon which any of the Company's products are based. Patent applications filed by the Company may not result in issued patents and the scope and breadth of any claims allowed in any patents issued to the Company or its licensors may not exclude competitors or provide competitive advantages to the Company. In addition, any patents issued to the Company or its licensors may not be held valid if subsequently challenged. Others may claim rights in the patents and other proprietary technology owned or licensed by the Company. It is also possible that others have developed or will develop similar products or technologies without violating any of the Company's proprietary rights. The Company's inability to obtain patent protection, preserve its trade secrets or operate without infringing the proprietary rights of others, as well as the Company's loss of any license to technology that it now has or acquires in the future, would have a material adverse effect on the Company's business, results of operations and financial condition.

     Patent applications in the United States are currently maintained in secrecy until patents issue, and patent applications in foreign countries are maintained in secrecy for a period of time after filing. Accordingly, publication of discoveries in the scientific literature or of patents themselves or laying open of patent applications in foreign countries tends to lag behind actual discoveries and filings of related patent applications. Due to this factor and the large number of patents and patent applications related to nanocrystalline materials, comprehensive patent searches and analysis associated with nanocrystalline materials are often impractical or not cost-effective. Therefore, the Company's patent and publication searches may not have been comprehensive, or materials or processes used by the Company for its planned products may, now or in the future, infringe upon existing technology described in United States patents or will not infringe upon claims of patent applications of others. Because of the volume of patents issued and patent applications filed relating to nanocrystalline materials, there is a significant risk that current and potential competitors and other third parties have filed or will file patent applications for, or have obtained or will obtain patents or other proprietary rights relating to, materials or processes used or proposed to be used by the Company. In any such case, to avoid an infringement, the Company would have to either license such technology or design around any such patents. The Company may be unable either to successfully design around these third-party patents or obtain licenses to such technology or if obtainable, such licenses may not be available on terms acceptable to the Company.

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

     The Company also relies on trade secrets and proprietary know-how in the conduct of its business and uses employee and third-party confidentiality and non-disclosure agreements to protect such trade secrets and know-how. The obligation to maintain the confidentiality of such trade secrets or proprietary information may wrongfully be breached by employees, consultants, advisors or others and the Company may not have adequate remedies for any breach. In addition, the Company's trade secrets or proprietary know-how may otherwise become known or be independently developed or discovered by third parties. In addition, because not all of the Company's employees have entered into noncompetition agreements with the Company, they may become competitors of the Company upon termination of employment.

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

     LIMITED MARKETING EXPERIENCE; USE OF DISTRIBUTION AGREEMENTS

     The Company has limited experience marketing and selling its products. To market its nanocrystalline materials directly, the Company must continue developing a marketing and sales force that can effectively demonstrate the advantages of its nanocrystalline product applications compared to competitive products containing conventional or advanced materials. The Company currently has arrangements for distribution of certain of its nanocrystalline materials and expects to enter into additional distribution or other arrangements with third parties regarding the commercialization or marketing of its materials. The Company's future success will depend in part on its continued relationships with distributors, its ability to enter into other distribution arrangements, the continuing interest of the Company's distributors in current and potential product applications and, eventually, the distributors' success in marketing, or willingness to purchase, any of the Company's nanocrystalline materials. The Company may be unsuccessful in its marketing efforts or may be unable to establish adequate sales and distribution capabilities or to enter into or maintain marketing and distribution arrangements with third parties on financially acceptable terms. In addition, any third parties with whom it enters into such arrangements may not be successful in marketing the Company's products. While the Company may discuss distribution arrangements with companies having access to the cosmetics and skin-care market and is currently selling directly to a small number of cosmetic and skin-care customers, the Company may be unable to maintain significant worldwide access to such market.

     REVENUE FROM INTERNATIONAL SOURCES

     For the year ended December 31, 1999, 40.2% of the Company's total revenues were derived from product shipments to, and development agreements with, international customers, and the Company expects that it will continue to derive a substantial percentage of revenues from international customers in the future. The Company may be unable to successfully market, sell and deliver its nanocrystalline materials in international markets. In addition, there are certain risks inherent in conducting international business, including exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, political instability, foreign withholding taxes relating to royalties, difficulties in complying with a variety of foreign laws and unexpected changes in regulatory requirements. One or more of such factors could have a material adverse effect on the Company's business, results of operations and financial condition. In particular, the Company has a license agreement with CIK for the distribution of its materials throughout various Asian countries. The recent economic uncertainties in Korea and other Asian markets may continue and could have a material adverse effect on the Company's ability to generate revenue from such markets.

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

     VOLATILITY OF COMMON STOCK PRICE AND ASSOCIATED LITIGATION

     During the first few months after the Offering, the market price of the Company's Common Stock was volatile. Following such volatility in the market price of the Company's Common Stock, class action lawsuits alleging violations of federal securities laws were filed against the Company, certain of its officers and directors and the underwriters of the Company's initial public offering of its common stock. Such litigation initiated against the Company may result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of any particular company. In particular, there has been significant volatility in the market price of securities of technology companies, particularly those that, like the Company, are still primarily engaged in product development activities. Factors such as announcements of technology innovations and new product applications, collaborative development relationships or distribution relationships by the Company or its competitors, disputes relating to patents and proprietary rights, changes in financial estimates by securities analysts, failure to meet or exceed earnings expectations of the market or of analysts, general market conditions and actual or anticipated fluctuations in quarterly operating results may have a significant impact on the future market price of the Common Stock.

     In addition, the stock market, and specifically the stock prices of advanced materials companies, has been very volatile. This volatility is often not related to the operating performance of the companies. This broad market volatility and industry volatility may reduce the price of our common stock, without regard to our operating performance. Due to this volatility, the market price of our common stock could significantly fluctuate.

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

     GOVERNMENTAL REGULATIONS

     The Company is currently a producer of certain hazardous materials, such as ethanol, governed by the Federal Resource Conservation and Recovery Act and, as a result, is subject to stringent federal, state and local regulations governing the handling, storage and disposal of such materials. It is possible that current or future laws and regulations could require the Company to make substantial expenditures for preventative or remedial action, reduction of chemical exposure or waste treatment or disposal. The Company's operations, business or assets could be materially and adversely affected by the interpretation and enforcement of current or future environmental laws and regulations. The Company believes it has complied in all material respects with regard to environmental regulations applicable to it and does not anticipate generating substantially increased amounts of such materials. In addition, although management believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the Company's coating operations do pose a risk of accidental contamination or injury. To date, the Company has not needed, nor has it been required to make substantial expenditures for preventive or remedial action with respect to the hazardous materials it generates. The damages in the event of an accident or the costs of such preventive or remedial actions could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     QUARTERLY FLUCTUATIONS IN OPERATING RESULTS

     The Company has experienced, and expects to continue to experience, quarterly fluctuations in its results of operations as a result of a variety of factors, including the timing of collaborative relationships with, and performance of, customers, the timing of new product application offerings, changes in the Company's revenue mix among its product application offerings, the timing and amount of expenses associated with expansion of the Company's operations, and changes in the mix between pilot production of new nanocrystalline materials and full-scale manufacturing of existing nanocrystalline materials. The Company did not have any significant backlog of orders at December 31, 1999. The timing of revenues will therefore depend upon the amount and timing of new orders received for the Company's nanocrystalline materials.

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

     The Company does not have any material market risk sensitive instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and financial statement schedules, with the report of independent auditors listed in Item 14 are included in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information in response to this item is incorporated by reference from the "Proposal No. 1 -- Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Compliance" sections of the Definitive Proxy Statement to be filed with the Commission in connection with the Company's 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information in response to this item is incorporated by reference from the section of the 2000 Proxy Statement captioned "Executive Compensation and Certain Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in response to this item is incorporated by reference from the section of the 2000 Proxy Statement captioned "Security Ownership of Management and Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in response to this item is incorporated by reference from the section of the 2000 Proxy Statement captioned "Executive Compensation and Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

        1. The following financial statements of the Company, with the report of independent auditors, are filed as part of this Form 10-K:

          Report of Ernst & Young LLP, Independent Auditors
          Balance Sheets as of December 31, 1998 and 1999
          Statements of Operations for the Years Ended December 31, 1997, 1998
           and 1999
          Statements of Stockholders' Equity for the Years Ended December 31,
           1997, 1998 and 1999
          Statements of Cash Flows for the Years Ended December 31, 1997, 1998
           and 1999
          Notes to Financial Statements

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

           EXHIBIT
           NUMBER
           -------
            2        Plan and Agreement of Merger dated as of November 25, 1997 by and between the Company and its Illinois predecessor,
                     incorporated by reference to Exhibit 2 to the Company's
                     Annual Report on Form 10-K for the year ended December 31,
                     1997 (the "1997 10-K").
            3.1      Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the 1997 10-K.
            3.2      Bylaws of the Company, incorporated by reference to Exhibit
                     3.2 to the 1997 10-K.
            4.1      Specimen stock certificate representing Common Stock,
                     incorporated by reference to Exhibit 4.1 to the Company's
                     Registration Statement on Form S-1 (File No. 333-36937) (the
                     "IPO S-1").
            4.2      Form of Warrants, incorporated by reference to Exhibit 4.2 to the IPO S-1.
            4.3      Rights Agreement dated as of October 28, 1998 by and between the Company and LaSalle National Bank, incorporated by
                     reference to Exhibit 1 to the Company's Registration
                     Statement on Form 8-A, filed October 28, 1998.
            4.4      Certificate of Designation of Series A Junior Participating
                     Preferred Stock incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended
                     December 31, 1998 (the "1998 10-K").
           10.1      The Nanophase Technologies Corporation Amended and Restated
                     1992 Stock Option Plan, as amended (the "Stock Option
                     Plan"), incorporated by reference to Exhibit 10.1 to the IPO
                     S-1.
           10.2      Form of Indemnification Agreement between the Company and
                     each of its directors and executive officers, incorporated by reference to Exhibit 10.2 to the IPO S-1.
           10.3      Amended and Restated Registration Rights Agreements dated as of March 16, 1994, as amended, incorporated by reference to
                     Exhibit 10.2 to the IPO S-1.
           10.4      License Agreement dated June 1, 1990 between the Company and
                     ARCH Development Corporation, as amended, incorporated by
                     reference to Exhibit 10.7 to the IPO S-1.

           EXHIBIT
           NUMBER
           -------
           10.5      License Agreement dated October 12, 1994 between the Company and Hitachi, incorporated by reference to Exhibit 10.8 to
                     the IPO S-1.
           10.6      License Agreement dated May 31, 1996 between the Company and
                     Research Development Corporation of Japan, incorporated by reference to Exhibit 10.9 to the IPO S-1.
           10.7      License Agreement dated April 1, 1996 between the Company
                     and Cornell Research Foundation, incorporated by reference to Exhibit 10.10 to the IPO S-1.
           10.8*     Consulting and Stock Purchase Agreement between Richard W.
                     Siegel and the Company dated as of May 9, 1990, as amended
                     February 13, 1991, November 21, 1991 and January 1, 1992,
                     incorporated by reference to Exhibit 10.11 to the IPO S-1.
           10.9      Lease Agreement between the Village of Burr Ridge and the
                     Company, dated September 15, 1994, incorporated by reference to Exhibit 10.12 to the IPO S-1.
           10.10     Distribution Agreement between the Company and C.I. Kasei,
                     Ltd., (a subsidiary of Itochu Corporation) dated as of
                     October 30, 1996, incorporated by reference to Exhibit 10.15 to the IPO S-1.
           10.11     Supply Agreement between the Company and Schering-Plough
                     HealthCare Products, Inc. dated as of March 15, 1997,
                     incorporated by reference to Exhibit 10.17 to the IPO S-1.
           10.12     License Agreement between the Company and C.I. Kasei Co.,
                     Ltd. (a subsidiary of Itochu Corporation) dated as of
                     December 30, 1997, incorporated by reference to Exhibit
                     10.17 to the 1997 10-K.
           10.13*    Employment Agreement dated as of September 3, 1996 between the Company and Dennis J. Nowak, incorporated by reference to Exhibit 10.5 to the IPO S-1.
           10.14*    Consulting Agreement dated as of June 25, 1999 between the
                     Company and Dennis J. Nowak.
           10.15*    Employment Agreement dated as of November 9, 1999 between
                     the Company and Joseph Cross.
           10.16*    Consulting Agreement effective as of October 29, 1998
                     between the Company and Donald S. Perkins, incorporated by reference to Exhibit 10.17 to the 1998 10-K.
           10.17*    Employment Agreement dated as of February 15, 1999 between the Company and Gina Kritchevsky, incorporated by reference to Exhibit 10.18 to the 1998 10-K.
           10.18*    Employment Agreement dated as of March 15, 1999 between the
                     Company and Daniel S. Bilicki, incorporated by reference to
                     Exhibit 10.19 to the 1998 10-K.
           10.19*    Employment Agreement dated as of June 1, 1999 between the
                     Company and Donald Freed.
           10.20*    Form of Options Agreement under the Stock Option Plan,
                     incorporated by reference to Exhibit 4.5 to the Company's
                     Registration Statement on Form S-8 (File No. 333-53445).
           10.21*    Consulting and Severance Agreement dated October 28, 1998
                     between the Company and John C. Parker, incorporated by
                     reference to Exhibit 10.21 to the 1998 10-K.
           10.22**   Zinc Oxide Supply Agreement dated as of September 16, 1999 between the Company and an undisclosed customer of the
                     Company.

           EXHIBIT
           NUMBER
           -------
           11        Statement regarding computation of loss per share.
           23        Consent of Ernst & Young LLP.
           27        Financial Data Schedule.

---------------
        *  Management contract or compensatory plan or arrangement.

        ** Confidentiality Requested, confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.

     (b) Reports on Form 8-K:

     None

                       NANOPHASE TECHNOLOGIES CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Ernst & Young LLP, Independent Auditors...........    F-2
Balance Sheets as of December 31, 1998 and 1999.............    F-3
Statements of Operations for the years ended December 31,
  1997, 1998 and 1999.......................................    F-4
Statements of Stockholders' Equity..........................    F-5
Statements of Cash Flows for the years ended December 31,
  1997, 1998 and 1999.......................................    F-6
Notes to the Financial Statements...........................    F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Nanophase Technologies Corporation

     We have audited the accompanying balance sheets of Nanophase Technologies Corporation as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audit also included the financial statement schedule for the three years in the period ended December 31, 1999, listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nanophase Technologies Corporation at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule for the three years in the period ended December 31, 1999, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP
                                          Ernst & Young LLP
Chicago, Illinois
February 8, 2000

                       NANOPHASE TECHNOLOGIES CORPORATION

                                 BALANCE SHEETS

                                                                      AS OF DECEMBER 31,
                                                                ------------------------------
                                                                    1998             1999
                                                                    ----             ----
                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................    $     363,394    $     624,509
  Investments...............................................       26,270,518       21,216,168
  Trade accounts receivable, less allowance for doubtful
     accounts of $85,000 in 1998 and $120,000 in 1999.......          316,328          401,826
  Other receivable, net.....................................               --          247,841
  Inventories, net..........................................          838,825          766,778
  Prepaid expenses and other current assets.................           92,351           90,358
                                                                -------------    -------------
     Total current assets...................................       27,881,416       23,347,480
Equipment and leasehold improvements, net...................        2,383,091        2,152,413
Other assets, net...........................................          189,481          177,646
                                                                -------------    -------------
                                                                $  30,453,988    $  25,677,539
                                                                =============    =============
            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................    $     413,378    $     615,818
  Accrued expenses..........................................          933,020          900,398
                                                                -------------    -------------
     Total current liabilities..............................        1,346,398        1,516,216
CONTINGENT LIABILITIES:.....................................               --               --
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 24,088 authorized and no
  shares issued and outstanding.............................               --               --
Common stock, $.01 par value; 25,000,000 shares authorized
  and 12,568,691 shares issued and outstanding at December
  31, 1998; 25,000,000 shares authorized and 12,764,058
  shares issued and outstanding at December 31, 1999........          125,687          127,641
Additional paid-in capital..................................       48,360,454       48,529,300
Accumulated deficit.........................................      (19,378,551)     (24,495,618)
                                                                -------------    -------------
     Total stockholders' equity.............................       29,107,590       24,161,323
                                                                -------------    -------------
                                                                $  30,453,988    $  25,677,539
                                                                =============    =============

                       NANOPHASE TECHNOLOGIES CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                             1997           1998           1999
                                                             ----           ----           ----
REVENUE:
  Product revenue.....................................    $   924,763    $ 1,140,845    $ 1,128,861
  Other revenue.......................................      2,798,729        162,944        295,986
                                                          -----------    -----------    -----------
       Total revenue..................................      3,723,492      1,303,789      1,424,847
OPERATING EXPENSE:
  Cost of revenue.....................................      3,935,766      3,221,996      2,610,667
  Research and development expense....................        990,331      1,504,127      1,456,126
  Selling, general and administrative expense.........      2,074,728      3,594,946      3,641,736
                                                          -----------    -----------    -----------
       Total operating expenses.......................      7,000,825      8,321,069      7,708,529
                                                          -----------    -----------    -----------
  Loss from operations................................     (3,277,333)    (7,017,280)    (6,283,682)
  Interest income.....................................        204,863      1,539,400      1,166,615
                                                          -----------    -----------    -----------
  Loss before provision for income taxes..............     (3,072,470)    (5,477,880)    (5,117,067)
  Provision for income taxes..........................             --       (156,000)            --
                                                          -----------    -----------    -----------
  Net loss............................................    $(3,072,470)   $(5,633,880)   $(5,117,067)
                                                          ===========    ===========    ===========
  Basic and diluted net loss net per share............            n/a    $     (0.45)   $     (0.40)
                                                          ===========    ===========    ===========
  Weighted average number of common shares
     outstanding......................................            n/a     12,416,305     12,690,483
                                                          ===========    ===========    ===========
  Pro forma net loss per share........................    $     (0.37)           n/a            n/a
                                                          ===========    ===========    ===========
  Pro forma weighted average number of common shares
     outstanding......................................      8,208,306            n/a            n/a
                                                          ===========    ===========    ===========

                       NANOPHASE TECHNOLOGIES CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                          PREFERRED STOCK            COMMON STOCK        ADDITIONAL
                                     -------------------------   ---------------------     PAID-IN     ACCUMULATED
            DESCRIPTION                SHARES        AMOUNT        SHARES      AMOUNT      CAPITAL       DEFICIT         TOTAL
            -----------                ------        ------        ------      ------    ----------    -----------       -----
Balance as of January 1, 1997......   7,408,354   $ 15,782,201       77,586   $     --   $       450   $(10,672,201)  $ 5,110,450
  Issuance of Series F shares, net
    of offering costs..............     748,089      3,770,543           --         --            --             --     3,770,543
Exercise of stock options..........          --             --       43,425        434         4,441             --         4,875
  Conversion of all outstanding
    Preferred shares into Common
    shares and all Common shares to
    $0.01 par value................  (8,156,443)   (19,552,744)   8,156,456     82,341    19,470,403             --            --
  Issuance of Common shares, net of
    offering costs.................          --             --    4,000,000     40,000    28,797,936             --    28,837,936
  Net loss for the year ended
    December 31, 1997..............          --             --           --         --            --     (3,072,470)   (3,072,470)
                                     ----------   ------------   ----------   --------   -----------   ------------   -----------
Balance as of December 31, 1997....          --             --   12,277,467    122,775    48,273,230    (13,744,671)   34,651,334
  Exercise of stock options........          --             --      128,356      1,283        88,853             --        90,136
  Exercise of warrants.............          --             --      162,868      1,629        (1,629)            --            --
  Net loss for the year ended
    December 31, 1998..............          --             --           --         --            --     (5,633,880)   (5,633,880)
                                     ----------   ------------   ----------   --------   -----------   ------------   -----------
Balance as of December 31, 1998....          --             --   12,568,691    125,687    48,360,454    (19,378,551)   29,107,590
  Exercise of stock options........          --             --      170,867      1,709        44,766             --        46,475
  Stock Compensation...............          --             --       24,500        245       124,080             --       124,325
  Net loss for the year ended
    December 31, 1999..............          --             --           --         --            --     (5,117,067)   (5,117,067)
                                     ----------   ------------   ----------   --------   -----------   ------------   -----------
Balance as of December 31, 1999....          --   $         --   12,764,058   $127,641   $48,529,300   $(24,495,618)  $24,161,323
                                     ==========   ============   ==========   ========   ===========   ============   ===========

                       NANOPHASE TECHNOLOGIES CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                           YEARS ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                    1997             1998             1999
                                                    ----             ----             ----
OPERATING ACTIVITIES:
Net loss......................................  $  (3,072,470)   $  (5,633,880)   $  (5,117,067)
  Adjustments to reconcile net loss to cash
     used in operating activities:
     Depreciation and amortization............        416,414          491,098          678,749
     Stock compensation expense...............             --               --          124,325
     Allowance for excess inventory
       quantities.............................             --          190,633           69,581
     Provision for asset write-down...........             --               --           61,011
  Changes in assets and liabilities related to
     operations:
     Trade accounts receivable................     (1,251,988)       1,325,161          (85,498)
     Other receivable.........................             --               --         (247,841)
     Inventories..............................       (512,098)         (72,155)           2,466
     Prepaid expenses and other assets........       (145,398)          38,961            8,807
     Accounts payable.........................        708,461         (517,019)         202,440
     Accrued liabilities......................        486,712          318,182          (32,621)
                                                -------------    -------------    -------------
Net cash used in operating activities.........     (3,370,367)      (3,859,019)      (4,335,648)
INVESTING ACTIVITIES:
Acquisition of equipment and leasehold
  improvements................................     (1,063,608)        (470,425)        (504,061)
Purchases of held-to-maturity investments.....   (118,684,404)    (182,750,264)    (126,819,265)
Maturities of held-to-maturity investments....     93,797,340      183,364,598      131,873,614
Decrease in asset held in trust...............         78,849               --               --
                                                -------------    -------------    -------------
Net cash (used in) provided by investing
  activities..................................    (25,871,823)         143,909        4,550,288
FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of
  offering costs..............................     32,608,479               --               --
Proceeds from option exercises................          4,875           90,136           46,475
                                                -------------    -------------    -------------
Net cash provided by financing activities.....     32,613,354           90,136           46,475
                                                -------------    -------------    -------------
Increase (decrease) in cash and cash
  equivalents.................................      3,371,164       (3,624,974)         261,115
Cash and cash equivalents at beginning of
  period......................................        617,204        3,988,368          363,394
                                                -------------    -------------    -------------
Cash and cash equivalents at end of period....  $   3,988,368    $     363,394    $     624,509
                                                =============    =============    =============

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

     Export revenue approximated $1,695,700, $347,500, and $573,300 for the years ended December 31, 1997, 1998, and 1999, respectively.

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

     INVENTORY

     Inventory is stated at the lower of cost, maintained on a first in, first out basis, or market. The Company has recorded allowances to reduce inventory relating to excess quantities of certain materials. Although materials subject to this allowance remain in good condition, the quantities on hand exceed the Company's short-term needs.

     EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment is stated at cost and is being depreciated over its estimated useful life (3-7 years) using the straight-line method. Leasehold improvements are stated at cost and are being amortized using the straight-line method over the shorter of the useful life of the asset or the term of the lease.

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

                       NANOPHASE TECHNOLOGIES CORPORATION

     PRODUCT REVENUE

     Product revenue consists of sales of product which are recorded as shipments are made by the Company.

     OTHER REVENUE

     Other revenue consists of revenue from research and development arrangements with non-governmental entities, fees from the transfer of technology and related royalties. Research and development arrangements include both cost-plus and fixed fee agreements and such revenue is recognized when specific milestones are met under the arrangements. Fees related to the transfer of technology are recognized when the transfer of technology to the acquiring party is completed and the Company has no further significant obligation. Royalties are recognized when earned pursuant to the contractual arrangement.

     RESEARCH AND DEVELOPMENT EXPENSES

     Expenditures for research and development activities are charged to operations as incurred by the Company. During 1998, the Company incurred $745,000 in third party development expenses that were charged to research and development expense. During 1997, the Company acquired certain research and development from a customer for $223,000 and charged this acquisition to research and development expense.

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

     EMPLOYEE STOCK OPTIONS

     As permitted by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (FASB 123), the Company accounts for stock options granted to employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). As long as the exercise price of the options granted equals the estimated fair value of the underlying stock on the measurement date, no compensation expense is recognized by the Company for these options. FASB 123, established an alternative fair value method of accounting for stock-based compensation plans. As required by FASB 123 for companies using APB No. 25 for financial reporting purposes, the Company makes pro forma disclosures regarding the impact on net loss of using the fair value method of FASB Statement No. 123.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include investments, accounts receivable, accounts payable and accrued liabilities. The fair values of all financial instruments were not materially different from their carrying values.

     NET LOSS AND PRO FORMA NET LOSS PER SHARE

     Pro forma net loss per common share and historical net loss per common share are computed based upon the weighted average number of common shares outstanding. Common equivalent shares of 1,041,300 for 1997, 643,484 for 1998, and 252,349 for 1999 are not included in the pro forma and historical per share calculations because the effect of their inclusion would be anti-dilutive. For the pro forma calculation, all convertible preferred stock is treated as if converted into common shares for all periods shown.

                       NANOPHASE TECHNOLOGIES CORPORATION

     Net loss per common share computed on a historical basis is as follows:
$2.39, $.45, and $.40 for the years ended December 31, 1997, 1998, and 1999 respectively. The weighted average number of common shares outstanding used to calculate these net loss per common share amounts are 1,283,359 for 1997, 12,416,305 for 1998, and 12,690,483 for 1999.

(3) INVESTMENTS

     Investments consist of government bonds and commercial paper with an estimated fair value of $26,251,000 and $21,113,000 at December 31, 1998 and 1999, respectively. All investments have been classified as held-to-maturity and mature in subsequent year.

(4) INVENTORIES

     Inventories consist of the following:

                                                             AS OF DECEMBER 31,
                                                          ------------------------
                                                             1998          1999
                                                             ----          ----
Raw Materials.........................................    $  284,162    $  257,485
Finished Goods........................................       745,296       769,507
                                                          ----------    ----------
                                                           1,029,458     1,026,992
Allowance for Excess Quantities.......................      (190,633)     (260,214)
                                                          ----------    ----------
                                                          $  838,825    $  766,778
                                                          ==========    ==========

(5) EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of the following:

                                                            AS OF DECEMBER 31,
                                                        --------------------------
                                                           1998           1999
                                                           ----           ----
Machinery and equipment.............................    $ 2,842,258    $ 3,072,978
Office equipment....................................        194,258        226,760
Office furniture....................................         49,864         43,580
Leasehold improvements..............................        664,143        729,505
                                                        -----------    -----------
                                                          3,750,523      4,072,823
Less: Accumulated depreciation and amortization.....     (1,367,432)    (1,920,409)
                                                        -----------    -----------
                                                        $ 2,383,091    $ 2,152,414
                                                        ===========    ===========

     Depreciation expense was $412,233, $486,444, and $673,728 for the years ended December 31, 1997, 1998, and 1999, respectively.

(6) LEASE COMMITMENTS

     The Company leases manufacturing and office space under an agreement that will expire in September 2000. Monthly minimum lease payments amount to $8,600 for this facility. The Company also leases off site warehouse space under an agreement expiring in September 2000. Monthly minimum lease payments amount to $2,900 for this facility.

     Net rent expense under these leases amounted to $168,781, $191,995, and $190,832 for the years ended December 31, 1997, 1998, and 1999, respectively.

                       NANOPHASE TECHNOLOGIES CORPORATION

(7) ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                              AS OF DECEMBER 31,
                                                             --------------------
                                                               1998        1999
                                                               ----        ----
Accrued payroll and related expenses.....................    $211,283    $364,911
Accrued professional services............................     288,000     133,923
Other....................................................     201,353     174,143
Accrued payments to former officers......................          --     181,065
Accrued costs for goods received but not invoiced........     232,384      46,356
                                                             --------    --------
                                                             $933,020    $900,398
                                                             ========    ========

(8) RESEARCH AND DEVELOPMENT AGREEMENTS

     The Company is party to a number of research and development arrangements with commercial entities. These arrangements are generally short-term in nature and provided $1,445,705, $160,984, and $197,500 of revenues for the years ended December 31, 1997, 1998, and 1999, respectively.

(9) LICENSE AGREEMENTS

     The Company was granted an exclusive license by a third party to make, have made, use and sell products of the type claimed in a U.S. patent. In consideration for this license, the Company agreed to pay royalties of 1/2% of net sales of licensed products, as defined. As of December 31, 1999, no royalty payments were due under this agreement.

     The Company was granted a non-exclusive license by a third party to make, use, and sell products of the type claimed in two U.S. patents. In consideration for this license, the Company agreed to pay royalties of 1% of net sales, as defined, and made an advance royalty payment of $17,500. Royalties under this agreement amounted to approximately $8,400, $9,900, and $12,900 for the years ended December 31, 1997, 1998, and 1999, respectively.

     The Company was granted a non-exclusive license by a third party to produce and sell ultrafine powders of metal and ceramics claimed in four U.S. patents. In consideration for this license, the Company agreed to pay $14,000 as an initial payment, and pay royalties of 3% of net proceeds of sales of the product, as defined. Royalties under this agreement amounted to approximately $11,900, $12,100, and $37,900 for the years ended December 31, 1997, 1998, and
1999, respectively. The Company was also granted a remainder-exclusive license by a third party to make, have made, use, import, sell or have sold products of the type claimed in three U.S. patents. In consideration for this license, the Company agreed to pay $5,000 as an initial payment, $5,000 upon reaching the earlier of either defined profitability or the second anniversary of the agreement, and royalties at the rate of 4% of the defined net sales of the related products. The agreement also provides for minimum royalty payments beginning in 1999, the fourth license year. As of December 31, 1999, aggregate royalties under this agreement amounted to $20,000.

     In December 1997, the Company entered into a license agreement whereby the Company granted a royalty-bearing exclusive right and license, as defined, to purchase, make, use and sell nanocrystalline materials to a third party. As consideration for the right and license thereby granted, the Company recognized a non-refundable technology transfer fee of $1,400,000, which was earned upon execution of the agreement. As defined, the Company also will earn royalties on net sales of manufactured products containing nanocrystalline materials. The agreement also provided for minimum sales targets and minimum royalty

                       NANOPHASE TECHNOLOGIES CORPORATION
payments to maintain exclusivity. The agreement expires on March 31, 2013 unless earlier terminated as provided therein. In 1998 and 1999, the Company recorded revenue of $1,690 and $4,417, respectively.

(10) INCOME TAXES

     The Company has net operating loss carryforwards for tax purposes of approximately $23,100,000 at December 31, 1999, which expire between 2005 and 2014. The Company has not paid income taxes since inception.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes consist of the following:

                                                         AS OF DECEMBER 31,
                                                      -------------------------
                                                         1998          1999
                                                         ----          ----
DEFERRED TAX ASSETS:
  Net operating loss carryforwards..................  $ 7,137,000   $ 8,932,000
  Foreign tax credit carryforward...................      156,000       156,000
  Start-up cost capitalized for income tax
     purposes.......................................       81,000        41,000
  Inventory and other allowances....................      143,000       148,000
  Excess book depreciation..........................           --       113,000
  Other accrued costs...............................      146,000       203,000
                                                      -----------   -----------
     Total deferred tax assets......................    7,663,000     9,593,000
  Less: Valuation allowance.........................   (7,663,000)   (9,593,000)
                                                      -----------   -----------
Deferred income taxes...............................  $        --   $        --
                                                      ===========   ===========

     The valuation allowance increased $1,930,000 for the year ended December 31, 1999 due principally to the increase in the net operating loss carryforward and uncertainty as to whether future taxable income will be generated prior to the expiration of the carryforward period. Under the Internal Revenue Code, certain ownership changes, including the prior issuance of preferred stock and the Company's public offering of common stock, may subject the Company to annual limitations on the utilization of its net operating loss carryforward.

     As a result of certain transactions with third parties operating in foreign countries, the Company may be subject to the withholding and payment of foreign income taxes as transactions are completed. Under the Internal Revenue Code, foreign tax payments may be used to offset federal income tax liabilities when incurred, subject to certain limitations. At December 31, 1999, the Company has a foreign tax credit carryforward of $156,000.

(11) CAPITAL STOCK

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

     In October 1998, the Company declared a dividend of one Preferred Stock Purchase Right (a "Right") for each outstanding share of Company common stock on November 10, 1998. The Rights are not presently

                       NANOPHASE TECHNOLOGIES CORPORATION
exercisable. Each Right entitles the holder, upon the occurrence of certain specified events, to purchase from the Company one ten-thousandth of a share of the Company's Series A Junior Participating Preferred Stock at a purchase price of $25 per one-ten thousandth of a share (the "Purchase Price"). The Rights further provide that each Right will entitle the holder, upon the occurrence of certain specified events, to purchase from the Company, common stock having a value of twice the Purchase Price and, upon the occurrence of certain other specified events, to purchase from another entity into which the Company is merged or which acquires 50% or more of the Company's assets or earnings power, common stock of such other entity having a value of twice the Purchase Price. In general, the Rights may be redeemed by the Company at a price of $0.01 per Right. The Rights expire on October 28, 2008.

     At December 31, 1999, 2,500 shares of authorized but unissued Preferred Stock have been reserved for future issuance regarding the Rights. In addition, authorized but unissued shares of common stock have been reserved for future issuance as follows:

Warrants....................................................         429,796
Options.....................................................       2,415,384
                                                                   ---------
                                                                   2,845,180
                                                                   =========

(12) STOCK OPTIONS AND WARRANTS

     The Company has entered into stock option agreements with certain officers, employees, directors (two of whom are also service providers) and three Advisory Board members. At December 31, 1999, the Company had outstanding options to purchase 1,853,244 shares of common stock. The stock options generally expire ten years from the date of grant. Of the total number of options granted 987,184 of the outstanding options vest over a five-year period and 257,619 vest over a three-year period from their respective grant dates. Of the remaining 608,441 outstanding options, 103,822 vest on the eighth anniversary following their grant date, and the remaining 504,619 were accelerated to vest over a five-year period due to specific performance targets being met. For the year ended December 31, 1999, the Company recognized $124,325 in stock compensation expense related to the grant of 24,500 shares of stock to an officer and to the extension of stock option vesting periods for three former officers.

                       NANOPHASE TECHNOLOGIES CORPORATION

     Exercise prices are determined by the Board of Directors and equal the estimated fair values of the Company's common stock at the grant date. The table below summarizes all option activity through December 31, 1999:

                                                                                             WEIGHTED
                                                    NUMBER OF          EXERCISE          AVERAGE EXERCISE
                                                     OPTIONS            PRICE                 PRICE
                                                    ---------       --------------       ----------------
Outstanding at January 1, 1997..................    1,615,526       $.112 - 3.886             $2.499
Options granted during 1997.....................       17,370           5.181                  5.181
Options exercised during 1997...................      (43,425)           .112                   .112
Options canceled during 1997....................     (150,482)       .112 - 3.886              3.760
                                                    ---------
Outstanding at December 31, 1997................    1,438,989        .112 - 5.181              2.471
Options granted during 1998.....................      521,400       2.938 - 5.750              3.694
Options exercised during 1998...................     (128,356)       .112 - 3.886               .702
Options canceled during 1998....................      (50,648)      3.813 - 3.886              3.874
                                                    ---------
Outstanding at December 31, 1998................    1,781,385        .112 - 5.750              2.916
Options granted during 1999.....................      417,000       1.750 - 5.000              2.115
Options exercised during 1999...................     (170,867)       .112 - 1.727               .272
Options canceled during 1999....................     (174,274)       .432 - 5.250              3.641
                                                    ---------
Outstanding at December 31, 1999................    1,853,244        .112 - 5.750              2.911
                                                    =========

     At December 31, 1999, options for 17,371, 83,484, 137,222, 20,000, 5,000,
61,090, 326,131, 11,619, 1,332, and 3,333 shares of common stock were exercisable at $.112, $.432, $1.727, $2.938, $3.500, $3.813, $3.886, $5.181,
$5.25, and $5.750 per share, respectively. At December 31, 1998, options for 547,940 shares of common stock were exercisable at a weighted average exercise price of $2.072. At December 31, 1997, options for 336,384 shares of common stock were exercisable at a weighted average exercise price of $0.686. To date, 342,648 options have been exercised and none have expired. The weighted average remaining contractual life of the outstanding options at December 31, 1999 was eight years.

     In connection with the issuance of Series C convertible preferred stock in 1993, the Company issued common stock purchase warrants for 662,287 shares at no additional cost to the Series C convertible preferred stockholders. At the Company's initial public offering on November 26, 1997, all preferred stock shares were converted to common stock shares. These warrants have an exercise price of $1.123 per share and expire upon the tenth anniversary of issuance. In July of 1998, 232,491 warrants were converted, via a cashless exchange, into 162,868 shares of common stock. At December 31, 1999, 429,796 warrants remain outstanding.

     The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB No. 123 requires use of option valuation models that were not developed for the use in valuing employee stock options. Pro forma information regarding net income is required by FASB No. 123, which also requires that the information be determined as if the Company had accounted for the employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended December 31, 1997, 1998, and 1999: U.S. government zero coupon 7-year bond interest rates ranging from 4.6% to 6.9%, depending upon the specific grant date of the options; a dividend yield of zero percent; and a weighted-average expected life of the option of 7 years. The volatility factor was assumed to be zero as the Company was privately held and no market existed for its stock during the period during which options were granted in 1997. For 1998 and 1999, the volatility factor used was 25%. The weighted average fair value of the net options granted during 1997, 1998, and 1999 was $1.753, $1.505, and $.885 per share, respectively.

                       NANOPHASE TECHNOLOGIES CORPORATION

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

     For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the respective option. Because FASB No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma impact will not be fully reflected until 2002. The Company's pro forma net loss would be $3,275,177, $5,922,570, and $5,456,516 and the pro forma net loss per share would be $0.40, $0.48, and $0.43 for the years ended December 31, 1997, 1998, and 1999, respectively.

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

(14) RELATED PARTY TRANSACTIONS

     The Company has an ongoing consulting agreement with a director/stockholder that is renewable on an annual basis. Payments under this agreement amount to $2,500 per month. The Company is guarantor of a note payable of an officer totaling $65,000 at December 31, 1999.

(15) SIGNIFICANT CUSTOMERS

     Revenue from two customers constituted approximately 43.1% and 42.2%, respectively, of the Company's 1997 revenue. Revenue from four customers constituted approximately 16.9%, 14%, 13.4% and 11.5%, respectively, of the Company's 1998 revenue. Revenues from three customers constituted approximately 33.8%, 9.9%, and 9.7%, respectively, of the Company's 1999 revenue.

(16) CONTINGENT LIABILITIES

     Five separate complaints were filed in the United States District Court for the Northern District of Illinois, Eastern Division, each of which alleged that the Company, certain of its officers and directors, and the underwriters of the Offering are liable under the federal securities laws for making supposedly negligent or reckless material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in the Registration Statement and Prospectus relating to the Offering. Those cases were consolidated and a consolidated complaint was filed in October 1998. The consolidated complaint alleges that the action should be maintained as (i) a plaintiff class action on behalf of certain persons who purchased the Common Stock from November 26, 1997 through January 8, 1998, excluding the defendants, members of their immediate families, and any entity in which a defendant has a controlling interest, and (ii) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint seeks unquantified damages under the federal securities laws, pre- and post-judgment interest, attorneys' fees, and expert witness fees. In addition, the consolidated complaint seeks rescission and/or rescissory damages relating to purchases of the Common Stock under federal securities laws. In October 1999, the Court granted in part and denied in part motions to dismiss the consolidated complaint that previously had been filed by each defendant. In its ruling, the Court in part found that plaintiffs who did not purchase their Common Stock

                       NANOPHASE TECHNOLOGIES CORPORATION
during the Offering could not sue under Section 12(a)(2) of the Securities Act of 1933. Each defendant's respective answer to the remaining claims in the consolidated complaint was filed on November 15, 1999 and discovery began thereafter. In August 1998, the Company received a request for indemnification from the underwriters of the Offering pursuant to the underwriting agreement for the Offering. In response to such request, the Company has agreed to be responsible for the underwriters' attorneys' fees with respect to the litigation.

     In November 1998, a separate complaint was filed in the Northern District of Illinois, Eastern Division, which alleged that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal securities laws for making supposedly fraudulent material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in connection with the solicitation of consents to proceed with the Offering from certain of the Company's preferred stockholders. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of those former preferred stockholders whose shares of preferred stock were converted into Common Stock on or about the date of the Offering, excluding the defendants, other officers and directors of the Company, members of the immediate families of all individual defendants, and any entity in which a defendant has a controlling interest. The complaint seeks unquantified damages as provided for under the federal securities laws, pre- and post-judgment interest, attorneys' fees, and expert witness fees. In March 1999, the preferred stockholders' complaint was reassigned to the judge hearing the consolidated complaint described above. Thereafter, pretrial proceedings involving the preferred stockholders' complaint were further consolidated with that litigation. In October 1999, all defendants filed a joint motion to dismiss the preferred stockholders' complaint; briefing on that motion was completed in February 2000. To date, the Court has not ruled on the motion to dismiss the preferred stockholders' complaint nor has the Court indicated when it anticipates ruling.

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

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                       ADDITIONS
                                          -------------------------------------------------------------------
                                           BALANCE
                                          BEGINNING     COSTS AND      OTHER                     BALANCE AT
             DESCRIPTION                  OF PERIOD      EXPENSES     ACCOUNTS    DEDUCTIONS    END OF PERIOD
             -----------                  ---------     ---------     --------    ----------    -------------
Year ended December 31, 1997:
Allowance for doubtful accounts.......    $       --    $   46,976     $   --      $27,700       $   19,276
                                          ==========    ==========     ======      =======       ==========
Deferred tax asset valuation
  account.............................    $4,350,000    $1,010,000     $   --      $    --       $5,360,000
                                          ==========    ==========     ======      =======       ==========
Year ended December 31, 1998:
Allowance for doubtful accounts.......    $   19,276    $  125,623     $5,005      $64,904       $   85,000
                                          ==========    ==========     ======      =======       ==========
Allowance for excess inventory
  quantities accounts.................    $       --    $  190,633     $   --      $    --       $  190,633
                                          ==========    ==========     ======      =======       ==========
Deferred tax asset valuation
  account.............................    $5,360,000    $2,303,000     $   --      $    --       $7,663,000
                                          ==========    ==========     ======      =======       ==========
Year ended December 31, 1999:
Allowance for doubtful accounts.......    $   85,000    $   54,068     $   --      $19,068       $  120,000
                                          ==========    ==========     ======      =======       ==========
Allowance for excess inventory
  quantities accounts.................    $  190,633    $   69,581     $   --      $    --       $  260,214
                                          ==========    ==========     ======      =======       ==========
Deferred tax asset valuation
  account.............................    $7,663,000    $1,930,000     $   --      $    --       $9,593,000
                                          ==========    ==========     ======      =======       ==========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.

                                          NANOPHASE TECHNOLOGIES CORPORATION

                                          By:       /s/ JOSEPH CROSS
                                            ------------------------------------
                                                        Joseph Cross
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2000.

                   SIGNATURE                                               TITLE
                   ---------                                               -----

                /s/ JOSEPH CROSS                    President, Chief Executive Officer (Principal
------------------------------------------------    Executive Officer) and a Director
                  Joseph Cross

               /s/ JESS JANKOWSKI                   Acting Chief Financial Officer, Corporate
------------------------------------------------    Controller, Treasurer and Secretary (Principal
                 Jess Jankowski                     Financial and Accounting Officer)

             /s/ DONALD S. PERKINS                  Chairman of the Board and Director
------------------------------------------------
               Donald S. Perkins

           /s/ EDWARD E. HAGENLOCKER                Director
------------------------------------------------
             Edward E. Hagenlocker

              /s/ JAMES A. MCCLUNG                  Director
------------------------------------------------
                James A. McClung

               /s/ JERRY PEARLMAN                   Director
------------------------------------------------
                 Jerry Pearlman

             /s/ RICHARD W. SIEGEL                  Director
------------------------------------------------
               Richard W. Siegel

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------

 2 Plan and Agreement of Merger dated as of November 25, 1997 by and between the Company and its Illinois predecessor, incorporated by reference to Exhibit 2 to the Company's
          Annual Report on Form 10-K for the year ended December 31,
          1997 (the "1997 10-K")
 3.1 Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the 1997 10-K
 3.2      Bylaws of the Company, incorporated by reference to Exhibit
          3.2 to the 1997 10-K
 4.1 Specimen stock certificate representing Common Stock, incorporated by reference to Exhibit 4.1 to the Company's
          Registration Statement on Form S-1 (File No. 333-36937) (the
          "IPO S-1")
 4.2 Form of Warrants, incorporated by reference to Exhibit 4.2 to the IPO S-1.
 4.3 Rights Agreement dated as of October 28, 1998 by and between the Company and LaSalle National Bank, incorporated by reference to Exhibit 1 to the Company's Registration
          Statement on Form 8-A, filed October 28, 1998.
 4.4      Certificate of Designation of Series A Junior Participating
          Preferred Stock incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended
          December 31, 1998 (the "1998 10-K")
10.1      The Nanophase Technologies Corporation Amended and Restated
          1992 Stock Option Plan, as amended (the "Stock Option
          Plan"), incorporated by reference to Exhibit 10.1 to the IPO
          S-1.
10.2 Form of Indemnification Agreement between the Company and each of its directors and executive officers, incorporated by reference to Exhibit 10.2 to the IPO S-1.
10.3 Amended and Restated Registration Rights Agreements dated as of March 16, 1994, as amended, incorporated by reference to
          Exhibit 10.2 to the IPO S-1.
10.4      License Agreement dated June 1, 1990 between the Company and
          ARCH Development Corporation, as amended, incorporated by reference to Exhibit 10.7 to the IPO S-1.
10.5 License Agreement dated October 12, 1994 between the Company and Hitachi, incorporated by reference to Exhibit 10.8 to the IPO S-1.
10.6      License Agreement dated May 31, 1996 between the Company and
          Research Development Corporation of Japan, incorporated by reference to Exhibit 10.9 to the IPO S-1.
10.7 License Agreement dated April 1, 1996 between the Company and Cornell Research Foundation, incorporated by reference to Exhibit 10.10 to the IPO S-1.
10.8*     Consulting and Stock Purchase Agreement between Richard W.
          Siegel and the Company dated as of May 9, 1990, as amended
          February 13, 1991, November 21, 1991 and January 1, 1992, incorporated by reference to Exhibit 10.11 to the IPO S-1.
10.9      Lease Agreement between the Village of Burr Ridge and the
          Company, dated September 15, 1994, incorporated by reference to Exhibit 10.12 to the IPO S-1.
10.10     Distribution Agreement between the Company and C.I. Kasei,
          Ltd., (a subsidiary of Itochu Corporation) dated as of October 30, 1996, incorporated by reference to Exhibit 10.15 to the IPO S-1.
10.11     Supply Agreement between the Company and Schering-Plough
          HealthCare Products, Inc. dated as of March 15, 1997, incorporated by reference to Exhibit 10.17 to the IPO S-1.
10.12     License Agreement between the Company and C.I. Kasei Co.,
          Ltd. (a subsidiary of Itochu Corporation) dated as of December 30, 1997, incorporated by reference to Exhibit
          10.17 to the 1997 10-K
10.13* Employment Agreement dated as of September 3, 1996 between the Company and Dennis J. Nowak, incorporated by reference to Exhibit 10.5 to the IPO S-1.

EXHIBIT
NUMBER
-------
10.14*    Consulting Agreement dated as of June 25, 1999 between the
          Company and Dennis J. Nowak
10.15*    Employment Agreement dated as of November 9, 1999 between
          the Company and Joseph Cross
10.16*    Consulting Agreement effective as of October 29, 1998
          between the Company and Donald S. Perkins, incorporated by reference to Exhibit 10.17 to the 1998 10-K
10.17*    Employment Agreement dated as of February 15, 1999 between the Company and Gina Kritchevsky, incorporated by reference to Exhibit 10.18 to the 1998 10-K
10.18*    Employment Agreement dated as of March 15, 1999 between the
          Company and Daniel S. Bilicki, incorporated by reference to
          Exhibit 10.19 to the 1998 10-K
10.19*    Employment Agreement dated as of June 1, 1999 between the
          Company and Donald Freed
10.20*    Form of Options Agreement under the Stock Option Plan,
          incorporated by reference to Exhibit 4.5 to the Company's
          Registration Statement on Form S-8 (File No. 333-53445)
10.21*    Consulting and Severance Agreement dated October 28, 1998
          between the Company and John C. Parker, incorporated by
          reference to Exhibit 10.21 to the 1998 10-K
10.22**   Zinc Oxide Supply Agreement dated as of September 16, 1999 between the Company and an undisclosed customer of the
          Company
11        Statement regarding computation of loss per share.
23        Consent of Ernst & Young LLP.
27        Financial Data Schedule

---------------
 * Management contract or compensatory plan or arrangement.

** Confidentiality Requested, confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.