Form 10-Q
period 2000-03-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2000-05-15
CIK 883107

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: MARCH 31, 2000

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

                              --------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of May 10, 2000, there were outstanding 13,449,293 shares of Common Stock, par value $.01, of the registrant.

                       NANOPHASE TECHNOLOGIES CORPORATION

                          QUARTER ENDED MARCH 31, 2000

                                      INDEX


                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION..................................................................................  3
     Item 1.   Financial Statements.............................................................................  3
               Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999............................  3
               Statements of Operations (unaudited) for the three months ended March 31, 2000 and 1999..........  4
               Statements of Cash Flows (unaudited) for the three months ended March 31, 2000 and 1999..........  5
               Notes to Financial Statements (unaudited)........................................................  6
     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ...........  8
     Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................................... 12

PART II - OTHER INFORMATION..................................................................................... 13
     Item 1.   Legal Proceedings................................................................................ 13
     Item 2.   Changes in Securities and Use of Proceeds........................................................ 14
     Item 6.   Exhibits and Reports on Form 8-K................................................................. 14

SIGNATURES...................................................................................................... 15


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       NANOPHASE TECHNOLOGIES CORPORATION

                                 BALANCE SHEETS


                                                                                  March 31,        December 31,
                                        ASSETS                                      2000                1999
                                                                                --------------   ----------------
                                                                                 (Unaudited)
Current assets:
      Cash and cash equivalents                                                  $    809,584     $    624,509
      Investments                                                                  19,994,627       21,216,168
      Trade accounts receivable, less allowance for doubtful accounts
           of $118,000 at March 31, 2000 and $120,000 at December 31, 1999            712,449          401,826
      Other receivable, net                                                           489,011          247,841
      Inventories, net                                                                987,034          766,778
      Prepaid expenses and other current assets                                       101,356           90,358
                                                                                --------------   --------------
           Total current assets                                                    23,094,061       23,347,480
      Equipment and leasehold improvements, net                                     2,029,963        2,152,413
      Other assets, net                                                               181,194          177,646
                                                                                --------------   --------------
                                                                                 $ 25,305,218     $ 25,677,539
                                                                                ==============   ==============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                              $ 652,472     $    615,818
      Accrued expenses                                                                953,499          900,398
                                                                                --------------   --------------
           Total current liabilities                                                1,605,971        1,516,216

Contingent liabilities:                                                                     -                -

Stockholders' equity:
      Preferred stock, $.01 par value, 24,088 shares authorized and
           no shares issued and outstanding                                                 -                -
      Common stock, $.01 par value, 25,000,000 shares authorized; 13,449,293 shares issued and outstanding at March 31, 2000 and 12,764,058
           shares issued and outstanding at December 31, 1999                         134,493          127,641
      Additional paid-in capital                                                   49,494,931       48,529,300
      Accumulated deficit                                                         (25,930,177)     (24,495,618)
                                                                                --------------   --------------
           Total stockholders' equity                                              23,699,247       24,161,323
                                                                                --------------   --------------
                                                                                 $ 25,305,218     $ 25,677,539
                                                                                ==============   ==============


                       See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three months ended
                                                     --------------------------
                                                              March 31,
                                                         2000          1999
                                                     ------------  ------------

Revenue:
      Product revenue                                $   487,171   $   266,248
      Other revenue                                      131,750        58,750
                                                     ------------  ------------
           Total revenue                                 618,921       324,998

Operating expense:
      Cost of revenue                                    818,753       781,089
      Research and development expense                   589,662       390,414
      Selling, general and administrative expense        928,290     1,018,446
                                                     ------------  ------------
                 Total operating expense               2,336,705     2,189,949
                                                     ------------  ------------
Loss from operations                                  (1,717,784)   (1,864,951)
Interest income                                          283,225       289,049
                                                     ------------  ------------
Loss before provision for income taxes                (1,434,559)   (1,575,902)
Provision for income taxes                                     -             -
                                                     ------------  ------------
Net loss                                             $(1,434,559)  $(1,575,902)
                                                     ============  ============

Net loss per share                                   $     (0.11)  $     (0.13)
                                                     ============  ============

Weighted average number of common
      shares outstanding                              13,008,964    12,593,718
                                                     ============  ============



                       See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      Three months ended
                                                           March 31,
                                                      2000          1999
                                                   -----------   -----------

OPERATING ACTIVITIES:
Net loss                                          $ (1,434,559) $ (1,575,902)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
       Depreciation and amortization                   179,754       169,315
       Allowance for excess inventory
         quantities                                    (48,243)       50,891
     Changes in assets and liabilities
       related to operations:
       Trade accounts receivable                      (310,623)      133,001
       Other receivable                               (241,170)     (304,032)
       Inventories                                    (172,013)       22,895
       Prepaid expenses and other
          assets                                       (17,877)      (13,912)
       Accounts payable                                 36,654       405,799
       Accrued liabilities                              53,101       409,258
                                                  ------------  ------------
Net cash used in operating activities               (1,954,976)     (702,687)

INVESTING ACTIVITIES:
Acquisition of equipment and
     leasehold improvements                            (53,972)     (131,782)
Purchases of held-to-maturity
     investments                                   (35,378,736)  (40,615,640)
Maturities of held-to-maturity
     investments                                    36,600,277    41,827,789
                                                  ------------  ------------
Net cash provided by investing activities            1,167,569     1,080,367

FINANCING ACTIVITIES:
Proceeds from options exercises                        972,482        29,547
                                                  ------------  ------------
Net cash provided by financing
     activities                                        972,482        29,547
                                                  ------------  ------------
Increase in cash and cash
     equivalents                                       185,075       407,227
Cash and cash equivalents at
     beginning of period                               624,509       363,394
                                                  ------------  ------------
Cash and cash equivalents at end
     of period                                    $    809,584  $    770,621
                                                  ============  ============


                       See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
(1) BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (the "Company") reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.


(2) DESCRIPTION OF BUSINESS

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

         Revenue from international sources approximated $137,400 and $139,100 for the three months ended March 31, 2000 and 1999, respectively.


(3) INVESTMENTS

         Investments are classified by the Company at the time of purchase for appropriate designation and such designations are reevaluated as of each balance sheet date. Investments are classified as held-to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to maturity securities are stated at amortized costs and are adjusted to maturity for the amortization of premiums and accretion of discounts. Such adjustments for amortization and accretion are included in interest income.


(4) INVENTORIES

         Inventories consist of the following:
                                                      MARCH 31,   DECEMBER 31,
                                                        2000         1999
                                                     ----------   ------------

Raw materials......................................  $  256,384    $  257,485
Finished goods.....................................     942,621       769,507
                                                     ----------     ---------
                                                      1,199,005     1,026,992
Allowance for excess inventory quantities..........    (211,971)     (260,214)
                                                     ----------     ---------
                                                     $  987,034    $  766,778
                                                     ==========     =========

(5) STOCK OPTIONS AND WARRANTS

         During the three months ended March 31, 2000, 312,656 shares of Common Stock were issued pursuant to option exercises. In the same three-month period, 372,579 shares of Common Stock were issued pursuant to warrant exercises.


(6) CONTINGENT LIABILITIES

         Five separate complaints were filed in the United States District Court for the Northern District of Illinois, Eastern Division, each of which alleged that the Company, certain of its officers and directors, and the underwriters of the Offering are liable under the federal securities laws for making supposedly negligent or reckless material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in the Registration Statement and Prospectus relating to the Offering. Those cases were consolidated and a consolidated complaint was filed in October 1998. The consolidated complaint alleges that the action should be maintained as (i) a plaintiff class action on behalf of certain persons who purchased the Common Stock from November 26, 1997 through January 8, 1998, excluding the defendants, members of their immediate families, and any entity in which a defendant has a controlling interest, and (ii) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint seeks unquantified damages under the federal securities laws, pre- and post-judgment interest, attorneys' fees, and expert witness fees. In addition, the consolidated complaint seeks rescission and/or rescissory damages relating to purchases of the Common Stock under federal securities laws. In October 1999, the Court granted in part and denied in part motions to dismiss the consolidated complaint that previously had been filed by each defendant. In its ruling, the Court in part found that plaintiffs who did not purchase their Common Stock during the Offering could not sue under Section 12(a)(2) of the Securities Act of 1933. Each defendant's respective answer to the remaining claims in the consolidated complaint was filed in November 1999 and discovery began thereafter. In August 1998, the Company received a request for indemnification from the underwriters of the Offering pursuant to the underwriting agreement for the Offering. In response to such request, the Company has agreed to be responsible for the underwriters' attorneys' fees with respect to the litigation.

         In November 1998, a separate complaint was filed in the Northern District of Illinois, Eastern Division, alleging that the Company, certain of its officers and directors, and the underwriters of the Offering are liable under the federal Securities Act of 1934 for making supposedly fraudulent material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in connection with the solicitation of consents to proceed with the Offering from certain of the Company's preferred stockholders. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of those former preferred stockholders whose shares of preferred stock were converted into Common Stock on or about the date of the Offering, excluding the defendants, other officers and directors of the Company, members of the immediate families of all individual defendants, and any entity in which a defendant has a controlling interest. The complaint seeks unquantified damages as provided for under the federal securities laws, pre- and post-judgment interest, attorneys' fees, and expert witness fees. In March 1999, the preferred stockholders' complaint was reassigned to the judge hearing the consolidated complaint described above. Thereafter, pretrial proceedings involving the preferred stockholders' complaint were further consolidated with that litigation. In October 1999, all defendants filed a joint motion to dismiss the preferred stockholders' complaint; briefing on that motion was completed in March 2000. To date, the Court has not ruled on the motion to dismiss the preferred stockholders' complaint nor has the Court indicated when it anticipates ruling.

         The Company, the defendant directors and the defendant officers each have retained counsel for both of the above-described suits and intend to defend against both complaints vigorously. Although the Company believes that the allegations of the complaints are without merit, it is not feasible for the Company to predict at this time the outcome of either suit or whether the resolution of either suit could have a material adverse effect on the Company's results of operations, cash flows or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         Since January 1, 1997, Nanophase Technologies Corporation (the "Company") has been engaged in the commercial production and sale of its nanocrystalline materials. All of the Company's revenue since January 1, 1997 has been generated through commercial sources. From its inception in November 1989 through March 31, 1999, the Company was primarily capitalized through the private offering of approximately $19,558,069 of equity securities and its initial public offering of $28,837,936 of the Company's common stock (the "Common Stock"), each net of issuance costs. The Company has incurred cumulative losses of $25,930,177 from inception through March 31, 2000.


RESULTS OF OPERATIONS

         Revenue is recorded when the Company ships products, when specific milestones are met regarding development arrangements or when the Company licenses its technology and transfers proprietary information. Total revenue increased to $618,921 for the three months ended March 31, 2000, compared to $324,998 for the same period in 1999. The increase in total revenue was primarily attributed to an increase in product revenue. Product revenue increased to $487,171 for the three months ended March 31, 2000, compared to $266,248 for the same period in 1999. Other revenue increased to $131,750 for the three-month period ended March 31, 2000, compared to $58,750 for the same period in 1999. The majority of the revenue generated during the three months ended March 31, 2000 was from customers in the healthcare and electronics markets.

         Cost of revenue generally includes costs associated with commercial production, customer development arrangements and licensing fees. Cost of revenue increased to $818,753 for the three months ended March 31, 2000, compared to $781,089 for the same period in 1999. The increase in cost of revenue was generally attributed to increased product shipments, somewhat offset by efficiencies in the manufacture of the Company's products. Cost of revenue as a percentage of total revenue decreased for the three months ended March 31, 2000, compared to the same period in 1999, due primarily to the increase in total revenue.

         Research and development expense primarily consists of costs associated with the Company's development or acquisition of new product applications and coating formulations and the cost of enhancing the Company's manufacturing processes. Research and development expense increased to $589,662 for the three months ended March 31, 2000, compared to $390,414 for the same period in 1999. The increase in research and development expense was primarily attributed to additional salaries for newly hired research personnel and increased costs related to ongoing development activities. The Company expects to further increase its research and development expense for the remainder of 2000 in connection with its plans to continue to enhance and expand its product lines, technologies and manufacturing processes.

         Selling, general and administrative expense decreased to $928,290 for the three-month period ended March 31, 2000, compared to $1,018,446 for the same period in 1999. The net decrease was primarily attributed to a reduction in executive compensation and legal expenses. These decreases were somewhat offset by salaries of additional sales and administrative personnel, and expenses relating to advertising and promotion.

         Interest income decreased to $283,225 for the three-month period ended March 31, 2000, compared to $289,049 for the same period in 1999. This decrease was primarily due to a reduction in funds available for investment, somewhat offset by an increase in investment yields.

         There was no income tax expense for the three months ended March 31, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and investments amounted to $20,804,211 at March 31, 2000, compared to $21,840,677 at December 31, 1999. The net cash used in the Company's operating activities was $1,954,976 for the three months ended March 31, 2000, compared to $702,687 for the same period in 1999. The net cash used in operating activities for the three-month period ended March 31, 2000 was primarily for the further development of product applications, the funding of research and development activities and sales efforts, and the funding of trade receivables, other receivables and inventory levels. Net cash provided by investing activities, including capital expenditures and purchases of securities in which cash is invested pending its use for operating activities and expansion of the Company's manufacturing facilities offset by maturities of such securities, amounted to $1,167,569 for the three months ended March 31, 2000, compared to $1,080,367 of net cash provided by investing activities for the same period in 1999. Capital expenditures, primarily related to the further expansion of the Company's existing manufacturing facility and the purchase of operating equipment, amounted to $53,972 for the three months ended March 31, 2000, compared to $131,782 for the same period in 1999. Net cash provided by financing activities, which related to the issuance of shares of Common Stock pursuant to the exercise of options and warrants, amounted to $972,482 for the three-month period ended March 31, 2000, compared to $29,547 for the same period in 1999.

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

         At March 31, 2000, the Company had a net operating loss carryforward of approximately $24.5 million for income tax purposes. Because the Company may have experienced "ownership changes" within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2014. As a result of the annual limitation, a portion of this carryforward may expire before ultimately becoming available to reduce income tax liabilities. At March 31, 2000, the Company also had a foreign tax credit carryforward of $156,000, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire in 2013 if not utilized before that date.

LEGAL PROCEEDINGS

         As disclosed in Note 5 to the Financial Statements and under "Part II - Other Information - Item 1. Legal Proceedings," five separate complaints were filed in the United States District Court for the Northern District of Illinois, Eastern Division, each of which alleged that the Company, certain of its officers and directors, and the underwriters of the Offering are liable under the federal securities laws for making supposedly negligent or reckless material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in the Registration Statement and Prospectus relating to the Offering. Those cases were consolidated and a consolidated complaint was filed in October 1998. The consolidated complaint alleges that the action should be maintained as (i) a plaintiff class action on behalf of certain persons who purchased the Common Stock from November 26, 1997 through January 8, 1998, excluding the defendants, members of their immediate families, and any entity in which a defendant has a controlling interest, and
(ii) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint seeks unquantified damages under the federal securities laws, pre- and post-judgment interest, attorneys' fees, and expert witness fees. In addition, the consolidated complaint seeks rescission and/or rescissory damages relating to purchases of the Common Stock under federal securities laws. In October 1999, the Court granted in part and denied in part motions to dismiss the consolidated complaint that previously had been filed by each defendant. In its ruling, the Court in part found that plaintiffs who did not purchase their Common Stock during the Offering could not sue under
Section 12(a)(2) of the Securities Act of 1933. Each defendant's respective answer to the remaining claims in the consolidated complaint was filed in November 1999 and discovery began thereafter.

         In November 1998, a separate complaint was filed in the Northern District of Illinois, Eastern Division, alleging that the Company, certain of its officers and directors, and the underwriters of the Offering are liable under the federal Securities Act of 1934 for making supposedly fraudulent material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in connection with the solicitation of consents to proceed with the Offering from certain of the Company's preferred stockholders. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of those former preferred stockholders whose shares of preferred stock were converted into Common Stock on or about the date of the Offering, excluding the defendants, other officers and directors of the Company, members of the immediate families of all individual defendants, and any entity in which a defendant has a controlling interest. The complaint seeks unquantified damages as provided for under the federal securities laws, pre- and post-judgment interest, attorneys' fees, and expert witness fees. In March 1999, the preferred stockholders' complaint was reassigned to the judge hearing the consolidated complaint described above. Thereafter, pretrial proceedings involving the preferred stockholders' complaint were further consolidated with that litigation. In October 1999, all defendants filed a joint motion to dismiss the preferred stockholders' complaint; briefing on that motion was completed in March 2000. To date, the Court has not ruled on the motion to dismiss the preferred stockholders' complaint nor has the Court indicated when it anticipates ruling.

         The Company, the defendant directors and the defendant officers each have retained counsel for both of the above-described suits and intend to defend against both complaints vigorously. Although the Company believes that the allegations of the complaints are without merit, it is not feasible for the Company to predict at this time the outcome of either suit or whether the resolution of either suit could have a material adverse effect on the Company's results of operations, cash flows or financial condition.


SAFE HARBOR PROVISION

         Because the Company wants to provide investors with more meaningful and useful information, the Quarterly Report on Form 10-Q contains certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended). Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect the Company's current expectations regarding its future results of operations, performance, and achievements and are based on information currently available to the Company. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "intends," "believes," "estimates," "expects," "plans," and similar expressions. These statements are subject to certain risks, uncertainties, and factors which could cause the Company's actual results, performance, and achievements in 2000 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, and factors include, without limitation: uncertain demand for, and acceptance of, the Company's nanocrystalline materials; the Company's dependence on a limited number of key customers; the Company's limited manufacturing capacity and experience; the Company's limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; the Company's dependence on patents and protection of proprietary information; the resolution of litigation the Company is involved in; and other risks set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission. Readers of this Quarterly Report on Form 10-Q should not place undue reliance on any forward-looking statements. The Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to interest rate risk on its investment portfolio. A 1% fluctuation in interest rate would result in a change in the portfolio earnings of approximately $200,000 per year.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, five separate complaints were filed in the United States District Court for the Northern District of Illinois, Eastern Division, each of which alleged that the Company, certain of its officers and directors, and the underwriters of the Offering are liable under the federal securities laws for making supposedly negligent or reckless material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in the Registration Statement and Prospectus relating to the Offering. Those cases were consolidated and a consolidated complaint was filed in October 1998. The consolidated complaint alleges that the action should be maintained as (i) a plaintiff class action on behalf of certain persons who purchased the Common Stock from November 26, 1997 through January 8, 1998, excluding the defendants, members of their immediate families, and any entity in which a defendant has a controlling interest, and
(ii) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint seeks unquantified damages under the federal securities laws, pre- and post-judgment interest, attorneys' fees, and expert witness fees. In addition, the consolidated complaint seeks rescission and/or rescissory damages relating to purchases of the Common Stock under federal securities laws. In October 1999, the Court granted in part and denied in part motions to dismiss the consolidated complaint that previously had been filed by each defendant. In its ruling, the Court in part found that plaintiffs who did not purchase their Common Stock during the Offering could not sue under
Section 12(a)(2) of the Securities Act of 1933. Each defendant's respective answer to the remaining claims in the consolidated complaint was filed in November 1999 and discovery began thereafter.

         In November 1998, a separate complaint was filed in the Northern District of Illinois, Eastern Division, alleging that the Company, certain of its officers and directors, and the underwriters of the Offering are liable under the federal Securities Act of 1934 for making supposedly fraudulent material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in connection with the solicitation of consents to proceed with the Offering from certain of the Company's preferred stockholders. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of those former preferred stockholders whose shares of preferred stock were converted into Common Stock on or about the date of the Offering, excluding the defendants, other officers and directors of the Company, members of the immediate families of all individual defendants, and any entity in which a defendant has a controlling interest. The complaint seeks unquantified damages as provided for under the federal securities laws, pre- and post-judgment interest, attorneys' fees, and expert witness fees. In March 1999, the preferred stockholders' complaint was reassigned to the judge hearing the consolidated complaint described above. Thereafter, pretrial proceedings involving the preferred stockholders' complaint were further consolidated with that litigation. In October 1999, all defendants filed a joint motion to dismiss the preferred stockholders' complaint; briefing on that motion was completed in March 2000. To date, the Court has not ruled on the motion to dismiss the preferred stockholders' complaint nor has the Court indicated when it anticipates ruling.

         The Company, the defendant directors and the defendant officers each have retained counsel for both of the above-described suits and intend to defend against both complaints vigorously. Although the Company believes that the allegations of the complaints are without merit, it is not feasible for the Company to predict at this time the outcome of either suit or whether the resolution of either suit could have a material adverse effect on the Company's results of operations, cash flows or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On November 26, 1997 (the "Effective Date"), the Company's Registration Statement on Form S-1 (File No. 333-36937) relating to the Offering was declared effective by the Securities and Exchange Commission. Since the Effective Date, of its $28,837,936 of net proceeds from the Offering, the Company has used approximately $1,028,000 for capital expenditures primarily related to the further expansion of the Company's existing manufacturing facility and the purchase of operating equipment and $7,006,000 for working capital and other general corporate purposes. The remainder of the net proceeds has been invested by the Company, pending its use, in short-term, investment grade, interest-bearing obligations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  EXHIBITS.
             Exhibit 11 -  Statement Regarding Computation of Loss per Share
             Exhibit 27 -  Financial Data Schedule

         B.  REPORTS ON FORM 8-K.
             The Company did not file any Current Reports on Form 8-K during the first quarter of 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           NANOPHASE TECHNOLOGIES CORPORATION


Date: May 12, 2000             By:  /s/ JOSEPH E. CROSS
                                    ------------------------------------
                                    Joseph E. Cross
                                    President, Chief Executive Officer
                                    (principal executive  officer) and a
                                    Director



Date: May 12, 2000             By:  /s/ JESS JANKOWSKI
                                    ------------------------------------
                                    Jess Jankowski
                                    Acting Chief Financial Officer, Corporate
                                    Controller, Treasurer and Secretary
                                    (principal financial and chief accounting
                                    officer)

                                  EXHIBIT INDEX

Exhibit
Number       Exhibit Name
------       ------------

11           Statement Regarding Computation of Loss per Share
27           Financial Data Schedule