Form 10-Q
period 2000-06-30
NANOPHASE TECHNOLOGIES CORPORATION
filed 2000-08-14
CIK 883107

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: JUNE 30, 2000

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

         As of August 10, 2000, there were outstanding 13,496,407 shares of common stock, par value $.01, of the registrant.

                       NANOPHASE TECHNOLOGIES CORPORATION

                          QUARTER ENDED JUNE 30, 2000

                                     INDEX

                                                                                                                PAGE
                                                                                                                ----
PART I - FINANCIAL INFORMATION..................................................................................  3
     Item 1.   Financial Statements.............................................................................  3
               Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999.............................  3
               Statements of Operations  (unaudited) for the three months ended June 30, 2000 and
                  1999 and the six months ended June 30, 2000 and 1999..........................................  4
               Statements of Cash Flows (unaudited) for the six months ended June 30, 2000 and 1999.............  5
               Notes to Financial Statements (unaudited)........................................................  6
     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ...........  8
     Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................................... 11

PART II - OTHER INFORMATION..................................................................................... 11
     Item 1.   Legal Proceedings................................................................................ 11
     Item 2.   Changes in Securities and Use of Proceeds........................................................ 13
     Item 4.   Submissions of Matters to a Vote of Security Holders............................................. 13
     Item 6.   Exhibits and Reports on Form 8-K................................................................. 13

SIGNATURES...................................................................................................... 14

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       NANOPHASE TECHNOLOGIES CORPORATION

                                 BALANCE SHEETS

                                                                                     JUNE 30,        DECEMBER 31,
                                                                                       2000              1999
                                                                                   ------------      ------------
                                                                                    (UNAUDITED)
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..................................................      $    504,781      $    624,509
  Investments................................................................        18,785,372        21,216,168
  Trade accounts receivable, less allowance for doubtful accounts
    of $86,450 at June 30, 2000 and $120,000 at December 31, 1999............         1,154,256           401,826
  Other receivable, net......................................................           631,343           247,841
  Inventories, net...........................................................           950,813           766,778
  Prepaid expenses and other current assets..................................            97,552            90,358
                                                                                   ------------      ------------
    Total current assets.....................................................        22,124,117        23,347,480
Equipment and leasehold improvements, net....................................         1,983,513         2,152,413
Other assets, net............................................................           189,627           177,646
                                                                                   ------------      ------------
                                                                                   $ 24,297,257      $ 25,677,539
                                                                                   ============      ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable...........................................................      $    806,940      $    615,818
  Accrued expenses...........................................................         1,018,674           900,398
                                                                                   ------------      ------------
    Total current liabilities................................................         1,825,614         1,516,216

CONTINGENT LIABILITIES.......................................................                 -                 -

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 24,088 shares authorized and
  no shares issued and outstanding...........................................                 -                 -
Common stock, $.01 par value, 25,000,000 shares authorized
  and 13,455,729 shares issued and outstanding at June 30, 2000 and
  12,764,058 shares issued and outstanding at December 31, 1999..............           134,557           127,641
Additional paid-in capital...................................................        49,520,030        48,529,300
Accumulated deficit..........................................................       (27,182,944)      (24,495,618)
                                                                                   ------------      ------------
  Total stockholders' equity.................................................        22,471,643        24,161,323
                                                                                   ------------      ------------
                                                                                   $ 24,297,257      $ 25,677,539
                                                                                   ============      ============


                       See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                              -----------------------------        ------------------------------
                                                  2000             1999                2000              1999
                                              ------------     ------------        ------------      ------------
REVENUE:
  Product revenue.......................      $  1,000,836     $    281,054        $  1,488,007      $    547,302
  Other revenue.........................           104,500           48,167             236,250           106,917
                                              ------------     ------------        ------------      ------------
    Total revenue.......................         1,105,336          329,211           1,724,257           654,219

OPERATING EXPENSE:
  Cost of revenue.......................         1,305,233          680,795           2,123,985         1,461,884
  Research and development expense......           452,950          394,308           1,042,612           784,722
  Selling, general and administrative
  expense...............................           899,435        1,123,759           1,827,725         2,142,205
                                              ------------     ------------        ------------      ------------
    Total operating expense.............         2,657,618        2,198,862           4,994,322         4,388,811
                                              ------------     ------------        ------------      ------------
Loss from operations....................        (1,552,282)      (1,869,641)         (3,270,065)       (3,734,592)
Interest income.........................           299,515          287,608             582,739           576,657
                                              ------------     ------------        ------------      ------------
Net loss................................      $ (1,252,767)    $ (1,582,033)       $ (2,687,326)     $ (3,157,935)
                                              ============     ============        ============      ============
Net loss per share......................      $      (0.09)    $      (0.12)       $      (0.20)     $      (0.25)
                                              ============     ============        ============      ============
Weighted average number of common
shares outstanding......................        13,451,344       12,656,636          13,230,156        12,625,351
                                              ============     ============        ============      ============



                       See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                  ---------------------------------
                                                                                      2000                 1999
                                                                                  ------------         ------------
OPERATING ACTIVITIES:
Net loss......................................................................    $ (2,687,326)        $ (3,157,935)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.............................................         355,998              335,822
    Allowance for excess inventory quantities.................................         (60,768)              71,237
  Changes in assets and liabilities related to operations:
    Trade accounts receivable.................................................        (752,430)              27,672
    Other receivable..........................................................        (365,121)            (477,904)
    Inventories...............................................................        (123,267)             123,246
    Prepaid expense and other assets..........................................         (43,956)              66,331
    Accounts payable..........................................................         191,122               74,311
    Accrued liabilities.......................................................         118,276              306,207
                                                                                  ------------         ------------
Net cash used in operating activities.........................................      (3,367,472)          (2,631,013)

INVESTING ACTIVITIES:
Acquisition of equipment and leasehold improvements...........................        (180,698)            (154,071)
Purchases of held-to-maturity investments.....................................     (38,323,803)         (62,680,599)
Maturities of held-to-maturity investments....................................      40,754,599           65,706,739
                                                                                  ------------         ------------
Net cash provided by investing activities.....................................       2,250,098            2,872,069

FINANCING ACTIVITIES:
Proceeds from sale of common stock............................................         997,646               41,973
                                                                                  ------------         ------------
Net cash provided by financing activities.....................................         997,646               41,973
                                                                                  ------------         ------------
(Decrease) Increase in cash and cash equivalents..............................        (119,728)             283,029
Cash and cash equivalents at beginning of period..............................         624,509              363,394
                                                                                  ------------         ------------
Cash and cash equivalents at end of period....................................    $    504,781         $    646,423
                                                                                  ============         ============


                       See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (the "Company") reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

         Revenue from international sources approximated $267,500 and $354,500 for the six months ended June 30, 2000 and 1999, respectively.

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

(4) INVENTORIES

Inventories consist of the following:

                                                                              JUNE 30, 2000    DECEMBER 31, 1999
                                                                             ---------------   -----------------
Raw materials...........................................................     $       352,045            257,485
Finished goods..........................................................             788,134            769,507
                                                                             ---------------    ---------------
                                                                                   1,140,179          1,026,992
Allowance for excess inventory quantities...............................            (189,366)          (260,214)
                                                                             ---------------    ---------------
                                                                             $       950,813    $       766,778
                                                                             ===============    ===============

                       NANOPHASE TECHNOLOGIES CORPORATION

                                   (UNAUDITED)

(5) STOCK OPTIONS AND WARRANTS

         During the six months ended June 30, 2000, 319,092 shares of Common Stock were issued pursuant to exercises of stock options and 372,579 shares of Common Stock were issued pursuant to exercises of warrants.

(6) CONTINGENT LIABILITIES

         Five separate complaints were filed in the United States District Court for the Northern District of Illinois, each alleging that the Company, certain of its officers and directors, and the underwriters of the Company's initial public offering of Common Stock ("the Offering") are liable under the federal Securities Act of 1933 for making supposedly negligent or reckless material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in the Registration Statement and Prospectus relating to the Offering. Those cases were consolidated and a consolidated complaint was filed in October 1998. The consolidated complaint alleges that the action should be maintained as (i) a plaintiff class action on behalf of certain persons who purchased the Common Stock from November 26, 1997 through January 8, 1998, and (ii) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint seeks unquantified damages, pre- and post-judgment interest, attorneys' and expert witness fees. In addition, the consolidated complaint seeks rescission of plaintiffs' purchases of the Common Stock. In October 1999, the Court granted in part and denied in part motions to dismiss the consolidated complaint that previously had been filed by each defendant. In its ruling, the Court in part found that plaintiffs who did not purchase their Common Stock during the Offering could not sue under Section 12(a)(2) of the Securities Act of 1933. Each defendant's respective answer to the remaining claims in the consolidated complaint was filed in November 1999.

         Following certain discovery, the Company recently reached an oral agreement in principal to settle all claims against all defendants in the consolidated complaint for $4,025,000. The settlement is not an admission of liability by any party. The Company anticipates that the settlement will be funded primarily by the company's directors and officers liability insurance, and that the settlement payment will not have a material adverse effect on the Company's financial position or results of operations. The tentative settlement is subject both to the parties preparing and signing a definitive Stipulation of Settlement, and to subsequent submission of that formal Stipulation to the court for preliminary and final approval.

         The above-described settlement will not resolve a separate complaint filed in the Northern District of Illinois in November 1998, alleging that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal Securities Exchange Act of 1934 for making supposedly fraudulent material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in connection with the solicitation of consents to proceed with the Offering from certain of the Company's preferred stockholders. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of certain former preferred stockholders whose shares of preferred stock were converted into Common Stock on or about the date of the Offering. The complaint seeks unquantified damages, pre- and post-judgment interest, attorneys' and expert witness fees. In March 1999, the preferred stockholders' complaint was reassigned to the judge hearing the consolidated complaint described above. In October 1999, all defendants filed a joint motion to dismiss the preferred stockholders' complaint. That motion is fully briefed and under advisement by the Court.

         Pursuant to the underwriting agreement for the Offering, the Company has agreed to be responsible for the underwriters' attorneys' fees in all the above-described litigation. The Company and the defendant directors and officers each have retained counsel with respect to all the above-described litigation and intend to defend vigorously against the preferred stockholders' complaint. Although the Company believes that the allegations of the preferred stockholders' complaint are without merit, it is not feasible for the Company to predict at this time the outcome of this litigation or whether its resolution could have a material adverse effect on the Company's results of operations, cash flows or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since January 1, 1997, Nanophase Technologies Corporation (the "Company") has been engaged in the commercial production and sale of its nanocrystalline materials. All of the Company's revenue since January 1, 1997 has been generated through commercial sources. From its inception in November 1989 through June 30, 2000, the Company was primarily capitalized through the private offering of approximately $19,600,000 of equity securities and its initial public offering of approximately $28,800,000 of the Company's common stock (the "Common Stock"), each net of issuance costs. The Company has incurred cumulative losses of $27,182,944 from inception through June 30, 2000.

RESULTS OF OPERATIONS

         Revenue is recorded when title transfers to the customer for sales of products, when specific milestones are met regarding development arrangements or when the Company licenses its technology and transfers proprietary information. Total revenue increased to $1,105,336 and $1,724,257 for the three and six months, respectively, ended June 30, 2000, compared to $329,221 and $654,219 for the same periods in 1999. The increase in total revenue for the three and six-month periods was primarily attributed to increased product revenue. Product revenue increased to $1,000,836 and $1,488,007 for the three and six-month periods ended June 30, 2000, respectively, compared to $281,054 and $547,302 for the same periods in 1999. Increases in product revenue were attributed to additional customers and growth with existing customers. Other revenue increased to $104,500 and $236,250 for the three and six-month periods ended June 30, 2000, compared to $48,167 and $106,917 for the same periods in 1999. The majority of the revenue generated during the three and six months ended June 30, 2000 was from customers in the healthcare and electronics markets.

         Cost of revenue generally includes costs associated with commercial production, customer development arrangements and licensing fees. Cost of revenue increased to $1,305,233 and $2,123,985 for the three and six months, respectively, ended June 30, 2000, compared to $680,795 and $1,461,884 for the same periods in 1999. The increase in cost of revenue was generally attributed to increased product shipments, somewhat offset by efficiencies in the manufacture of the Company's products. Cost of revenue as a percentage of total revenue decreased for the three and six months, respectively, ended June 30, 2000, compared to the same period in 1999, due primarily to the increase in total revenue.

         Research and development expense primarily consists of costs associated with the Company's development or acquisition of new product applications and coating formulations and the cost of enhancing the Company's manufacturing processes. Research and development expense increased to $452,950 and $1,042,612 for the three and six months, respectively, ended June 30, 2000, compared to $394,308 and $784,722 for the same periods in 1999. The increase in research and development expense was primarily attributed to additional salaries for newly hired research personnel and increased costs related to ongoing development activities. The Company expects to further increase its research and development expense for the remainder of 2000 in connection with its plans to continue to enhance and expand its product lines, technologies and manufacturing processes.

         Selling, general and administrative expense decreased to $899,435 and $1,827,725 for the three and six-month periods, respectively, ended June 30, 2000, compared to $1,123,759 and $2,142,205 for the same periods in 1999. The net decrease was primarily attributed to a reduction in legal expenses and executive compensation. These decreases were somewhat offset by salaries of additional sales and administrative personnel, and expenses relating to advertising and promotion.

         Interest income increased to $299,515 and $582,739 for the three- and six-month periods, respectively, ended June 30, 2000, compared to $287,608 and $576,657 for the same periods in 1999. This increase was primarily due to an increase in investment yields which was somewhat offset by a reduction in funds available for investment.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and investments amounted to $19,290,153 at June 30, 2000, compared to $21,840,677 at December 31, 1999. The net cash used in the Company's operating activities was $3,367,472 for the six months ended June 30, 2000, compared to $2,631,013 for the same period in 1999. The net cash used in operating activities for the six-month period ended June 30, 2000 was primarily for the further development of product applications, the funding of research and development activities and sales efforts, and the funding of trade receivables, other receivables and inventory levels, which was offset by an increase in accounts payable and accrued liabilities. Net cash provided by investing activities, which is due to maturities of securities offset somewhat by capital expenditures and purchases of securities, amounted to $2,250,098 for the six months ended June 30, 2000 compared to $2,872,069 of net cash used in investing activities for the same period in 1999. Capital expenditures, primarily related to the further expansion of the Company's existing manufacturing facility and the purchase of operating equipment, amounted to $180,698 for the six months ended June 30, 2000, compared to $154,071 for the same period in 1999. Net cash provided by financing activities, which related to the issuance of shares of Common Stock pursuant to the exercise of options and warrants, amounted to $997,646 for the six-month period ended June 30, 2000, compared to $41,973 for the same period in 1999.

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

         At June 30, 2000, the Company had a net operating loss carryforward of approximately $27 million for income tax purposes. Because the Company may have experienced "ownership changes" within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2014. As a result of the annual limitation, a portion of this carryforward may expire before ultimately becoming available to reduce income tax liabilities. At June 30, 2000, the Company also had a foreign tax credit carryforward of $156,000, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire in 2013 if not utilized before that date.

LEGAL PROCEEDINGS

         As disclosed in Note 6 to the Financial Statements and under "Part II - Other Information - Item 1. Legal Proceedings," five separate complaints were filed in the United States District Court for the Northern District of Illinois, each alleging that the Company, certain of its officers and directors, and the underwriters of the Offering are liable under the federal Securities Act of 1933 for making supposedly negligent or reckless material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in the Registration Statement and Prospectus relating to the Offering. Those cases were consolidated and a consolidated complaint was filed in October 1998. The consolidated complaint alleges that the action should be maintained as (i) a plaintiff class action on behalf of certain persons who purchased the Common Stock from November 26, 1997 through January 8, 1998, and
(ii) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint seeks unquantified damages, pre- and post-judgment interest, attorneys' and expert witness fees. In addition, the consolidated complaint seeks rescission of plaintiffs' purchases of the Common Stock. In October 1999, the Court granted in part and denied in part motions to dismiss the consolidated complaint that previously had been filed by each defendant. In its ruling, the Court in part found that plaintiffs who did not purchase their Common Stock during the Offering could not sue under Section 12(a)(2) of the Securities Act of 1933. Each defendant's respective answer to the remaining claims in the consolidated complaint was filed in November 1999.

         Following certain discovery, the Company recently reached an oral agreement in principal to settle all claims against all defendants in the consolidated complaint for $4,025,000. The settlement is not an admission of liability by any party. The Company anticipates that the settlement will be funded primarily by the company's directors and officers liability insurance, and that the settlement payment will not have a material adverse effect on the Company's financial position or results of operations. The tentative settlement is subject both to the parties preparing and signing a definitive Stipulation of Settlement, and to subsequent submission of that formal Stipulation to the court for preliminary and final approval.

         The above-described settlement will not resolve a separate complaint filed in the Northern District of Illinois in November 1998, alleging that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal Securities Exchange Act of 1934 for making supposedly fraudulent material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in connection with the solicitation of consents to proceed with the Offering from certain of the Company's preferred stockholders. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of certain former preferred stockholders whose shares of preferred stock were converted into Common Stock on or about the date of the Offering. The complaint seeks unquantified damages, pre- and post-judgment interest, attorneys' and expert witness fees. In March 1999, the preferred stockholders' complaint was reassigned to the judge hearing the consolidated complaint described above. In October 1999, all defendants filed a joint motion to dismiss the preferred stockholders' complaint. That motion is fully briefed and under advisement by the Court.

         The Company and the defendant directors and officers each retained counsel with respect to all the above-described litigation and intend to defend vigorously against the preferred stockholders' complaint. Although the Company believes that the allegations of the preferred stockholders' complaint are without merit, it is not feasible for the Company to predict at this time the outcome of this litigation or whether its resolution could have a material adverse effect on the Company's results of operations, cash flows or financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to interest rate risk on its investment portfolio. A 1% fluctuation in interest rate would result in a change in the portfolio earnings of approximately $190,000 per year.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, five separate complaints were filed in the United States District Court for the Northern District of Illinois, each alleging that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal Securities Act of 1933 for making supposedly negligent or reckless material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in the Registration Statement and Prospectus relating to the Offering. Those cases were consolidated and a consolidated complaint was filed in October 1998. The consolidated complaint alleges that the action should be maintained as (i) a plaintiff class action on behalf of certain persons who purchased the Common Stock from November 26, 1997 through January 8, 1998, and
(ii) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint seeks unquantified damages, pre- and post-judgment interest, attorneys' and expert witness fees. In addition, the consolidated complaint seeks rescission of plaintiffs' purchases of the Common Stock. In October 1999, the Court granted in part and denied in part motions to dismiss the consolidated complaint that previously had been filed by each defendant. In its ruling, the Court in part found that plaintiffs who did not purchase their Common Stock during the Offering could not sue under Section 12(a)(2) of the Securities Act of 1933. Each defendant's respective answer to the remaining claims in the consolidated complaint was filed in November 1999.

         Following certain discovery, the Company recently reached an oral agreement in principal to settle all claims against all defendants in the consolidated complaint for $4,025,000. The settlement is not an admission of liability by any party. The Company anticipates that the settlement will be funded primarily by the company's directors and officers liability insurance, and that the settlement payment will not have a material adverse effect on the Company's financial position or results of operations. The tentative settlement is subject both to the parties preparing and signing a definitive Stipulation of Settlement, and to subsequent submission of that formal Stipulation to the court for preliminary and final approval.

         The above-described settlement will not resolve a separate complaint filed in the Northern District of Illinois in November 1998, alleging that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal Securities Exchange Act of 1934 for making supposedly fraudulent material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in connection with the solicitation of consents to proceed with the Offering from certain of the Company's preferred stockholders. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of certain former preferred stockholders whose shares of preferred stock of the Company were converted into Common Stock on or about the date of the Offering. The complaint seeks unquantified damages, pre- and post-judgment interest, attorneys' and expert witness fees. In March 1999, the preferred stockholders' complaint was reassigned to the judge hearing the consolidated complaint described above. In October 1999, all defendants filed a joint motion to dismiss the preferred stockholders' complaint. That motion is fully briefed and under advisement by the Court.

         The Company and the defendant directors and officers each have retained counsel with respect to all the above-described litigation and intend to defend vigorously against the preferred stockholders' complaint. Although the Company believes that the allegations of the preferred stockholders' complaint are without merit, it is not feasible for the Company to predict at this time the outcome of this litigation or whether its resolution could have a material adverse effect on the Company's results of operations, cash flows or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On November 26, 1997 (the "Effective Date"), the Company's Registration Statement on Form S-1 (File No. 333-36937) relating to the Offering was declared effective by the Securities and Exchange Commission. Since the Effective Date, of its $28,837,936 of net proceeds from the Offering, the Company has used approximately $1,155,000 for capital expenditures primarily related to the further expansion of the Company's existing manufacturing facility and the purchase of operating equipment and approximately $8,393,000 for working capital and other general corporate purposes. The remainder of the net proceeds has been invested by the Company, pending its use, in short-term, investment grade, interest-bearing obligations.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         a) The 2000 Annual Meeting of Stockholders of the Company was held on May 25, 2000.
         b) The stockholders voted to re-elect two Class II directors to the Company's Board of Directors. Results of the voting were as follows:

        Directors      For    Authority Withheld   Abstentions  Broker Non-Votes
        ---------      ---    ------------------   -----------  ----------------

Jerry K. Pearlman  12,014,996        91,991              -             -

Donald S. Perkins  12,010,145        96,842              -             -

         Joseph E. Cross, Edward E. Hagenlocker, Ph.D., and Richard W. Siegel, Ph.D. continued their terms of office as directors of the Company after the 2000 Annual Meeting of Stockholders.

         c) The stockholders also voted to ratify the appointment by the Company's Board of Directors of Ernst & Young LLP as the independent auditors of the Company's financial statements for the year ended December 31, 2000. Results of the voting were as follows:

           For         Against       Abstentions       Broker Non-Votes
           ---         -------       -----------       ----------------
        12,024,028      9,117           73,742               100

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.   EXHIBITS.
              Exhibit 27 - Financial Data Schedule

         B.   REPORTS ON FORM 8-K.
              The Company did not file any Current Reports on Form 8-K during the second quarter of 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NANOPHASE TECHNOLOGIES CORPORATION


Date: August 14, 2000         By:  /s/ JOSEPH E. CROSS
                                   ---------------------------------------------
                                   Joseph E. Cross
                                   President, Chief Executive Officer (principal
                                   executive officer) and a Director



Date: August 14, 2000         By:  /s/ JESS A. JANKOWSKI
                                   ---------------------------------------------
                                   Jess A. Jankowski
                                   Acting Chief Financial Officer, Corporate
                                   Controller, Secretary, and Treasurer
                                   (principal financial and accounting officer)

                                 EXHIBIT INDEX


Exhibit
Number            Exhibit Name
------            ------------

Exhibit 27        Financial Data Schedule