Form 10-Q
period 2000-09-30
NANOPHASE TECHNOLOGIES CORPORATION
filed 2000-11-14
CIK 883107

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: SEPTEMBER 30, 2000

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


                1319 MARQUETTE DRIVE, ROMEOVILLE, ILLINOIS 60446
             (Address of principal executive offices, and zip code)

      Registrant's telephone number, including area code:  (630) 323-1200

                           -------------------------

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

         As of November 10, 2000, there were outstanding 13,595,583 shares of common stock, par value $.01, of the registrant.

                       NANOPHASE TECHNOLOGIES CORPORATION

                        QUARTER ENDED SEPTEMBER 30, 2000

                                     INDEX


                                                                                                               PAGE
PART I - FINANCIAL INFORMATION..................................................................................  3
     Item 1.   Financial Statements.............................................................................  3
               Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999........................  3
               Statements  of  Operations  (unaudited)  for the three months ended  September 30,
                 2000 and 1999 and the nine months ended September 30, 2000 and 1999............................  4
               Statements of Cash Flows (unaudited) for the nine months ended September 30, 2000 and 1999.......  5
               Notes to Financial Statements (unaudited)........................................................  6
     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ...........  9
     Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................................... 12

PART II - OTHER INFORMATION..................................................................................... 12
     Item 1.   Legal Proceedings................................................................................ 12
     Item 2.   Changes in Securities and Use of Proceeds........................................................ 14

     Item 6.   Exhibits and Reports on Form 8-K................................................................. 14

SIGNATURES...................................................................................................... 15


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                       NANOPHASE TECHNOLOGIES CORPORATION

                                 BALANCE SHEETS


                                                                                 SEPTEMBER 30,       DECEMBER 31,
                                                                                     2000                1999
                                                                                ----------------    ---------------
                                                                                  (UNAUDITED)
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..................................................   $     412,643       $    624,509
  Investments................................................................      18,213,349         21,216,168
  Trade accounts receivable, less allowance for doubtful accounts                   1,256,231            401,826
    of  $81,450 at September 30, 2000 and $120,000 at December 31, 1999......
   Other receivable, net.....................................................         362,984            247,841
  Inventories, net...........................................................         951,739            766,778
  Prepaid expenses and other current assets..................................          62,662             90,358
                                                                                ----------------    ---------------
    Total current assets.....................................................      21,259,608         23,347,480
Equipment and leasehold improvements, net....................................       2,470,422          2,152,413
Other assets, net............................................................         197,210            177,646
                                                                                ----------------    ---------------
                                                                                $  23,927,240       $ 25,677,539
                                                                                ================    ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable...........................................................   $     897,320       $    615,818
  Accrued expenses...........................................................         993,305            900,398
                                                                                ----------------    ---------------
    Total current liabilities................................................       1,890,625          1,516,216

CONTINGENT LIABILITIES......................................................                -                  -

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 24,088 shares authorized and
  no shares issued and outstanding...........................................               -                  -
Common stock, $.01 par value, 25,000,000 shares authorized
  and 13,561,821 shares issued and outstanding at September 30, 2000 and
  12,764,058 shares issued and outstanding at December 31, 1999..............         135,618            127,641
Additional paid-in capital...................................................      49,799,184         48,529,300
Accumulated deficit..........................................................     (27,898,187)       (24,495,618)
                                                                                ----------------    ---------------
  Total stockholders' equity.................................................      22,036,615         24,161,323
                                                                                ----------------    ---------------
                                                                                $  23,927,240       $ 25,677,539
                                                                                ================    ===============




                       See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------     --------------------------------
                                                2000              1999               2000              1999
                                           --------------    --------------     --------------    --------------
REVENUE:
  Product revenue.......................   $   1,251,932     $     315,197      $   2,739,939     $     862,499
  Other revenue.........................         103,019            50,000            339,269           156,917
                                           --------------    --------------     --------------    --------------
    Total revenue.......................       1,354,951           365,197          3,079,208         1,019,416

OPERATING EXPENSE:
  Cost of revenue.......................       1,351,974           597,098          3,475,960         2,058,982
  Research and development expense......         388,861           344,287          1,431,474         1,129,009
  Selling, general and administrative
     expense............................         638,582           995,949          2,466,307         3,138,154
                                           --------------    --------------     --------------    --------------
    Total operating expense.............       2,379,417         1,937,334          7,373,741         6,326,145
                                           --------------    --------------     --------------    --------------
Loss from operations....................      (1,024,466)       (1,572,137)        (4,294,533)       (5,306,729)
Interest income.........................         309,225           285,125            891,964           861,782
                                           --------------    --------------     --------------    --------------
Net loss................................   $    (715,241)    $  (1,287,012)     $  (3,402,569)    $  (4,444,947)
                                           ==============    ==============     ==============    ==============

Net loss per share......................   $       (0.05)    $       (0.10)     $       (0.26)    $       (0.35)
                                           ==============    ==============     ==============    ==============

Weighted average number of common
   shares outstanding...................      13,512,850        12,746,805         13,325,075        12,666,280
                                           ==============    ==============     ==============    ==============


                       See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                             ----------------------------------
                                                                                   2000               1999
                                                                             ----------------    --------------
OPERATING ACTIVITIES:
Net loss.................................................................    $     (3,402,569)   $  (4,444,947)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization........................................             541,252          505,536
    Allowance for excess inventory quantities............................            (122,051)          90,025
    Stock compensation expense...........................................                -             124,325
  Changes in assets and liabilities related to operations:
    Trade accounts receivable............................................            (854,405)          93,027
    Other receivable.....................................................            (115,143)        (181,196)
    Inventories..........................................................             (62,910)         263,423
    Prepaid expense and other assets.....................................                (864)          48,557
    Accounts payable.....................................................             281,502         (203,110)
    Accrued liabilities..................................................              92,907          281,190
                                                                             ----------------    --------------
Net cash used in operating activities....................................          (3,642,281)      (3,423,170)

INVESTING ACTIVITIES:
Acquisition of equipment and leasehold improvements......................            (850,265)        (284,663)
Purchases of held-to-maturity investments................................         (38,610,970)    (101,149,426)
Maturities of held-to-maturity investments...............................          41,613,789      105,091,861
                                                                             ----------------    --------------
Net cash provided by investing activities................................           2,152,554        3,657,772

FINANCING ACTIVITIES:
Proceeds from sale of common stock.......................................           1,277,861           41,973
                                                                             ----------------    --------------
Net cash provided by financing activities................................           1,277,861           41,973
                                                                             ----------------    --------------

(Decrease) Increase in cash and cash equivalents.........................            (211,866)         276,575
Cash and cash equivalents at beginning of period.........................             624,509          363,394
                                                                             ----------------    --------------

Cash and cash equivalents at end of period...............................    $        412,643    $     639,969
                                                                             ================    ==============

                       See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION
         The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (the "Company") reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

         Revenue from international sources approximated $430,000 and $550,000 for the nine months ended September 30, 2000 and 1999, respectively.

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

(4) INVENTORIES
Inventories consist of the following:


                                                                           SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                                                           ------------------     ------------------
Raw materials........................................................... $          418,346       $         257,485
Finished goods..........................................................            671,556                 769,507
                                                                           ------------------     ------------------
                                                                                  1,089,902               1,026,992
Allowance for excess inventory quantities...............................           (138,163)               (260,214)
                                                                           ------------------     ------------------
                                                                           $        951,739       $         766,778
                                                                           ==================     ==================

                       NANOPHASE TECHNOLOGIES CORPORATION

                                  (UNAUDITED)

(5) STOCK OPTIONS AND WARRANTS

         During the nine months ended September 30, 2000, 425,184 shares of Common Stock were issued pursuant to exercises of stock options and 372,579 shares of Common Stock were issued pursuant to exercises of warrants.

(6) CONTINGENT LIABILITIES

         Five separate complaints were filed in the United States District Court for the Northern District of Illinois, each alleging that the Company, certain of its officers and directors, and the underwriters of the Company's initial public offering of Common Stock ("the Offering") are liable under the federal Securities Act of 1933 for making supposedly negligent or reckless material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in the Registration Statement and Prospectus relating to the Offering. Those cases were consolidated and a consolidated complaint was filed in October 1998. The consolidated complaint alleges that the action should be maintained as (i) a plaintiff class action on behalf of certain persons who purchased the Common Stock from November 26, 1997 through January 8, 1998, and (ii) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint seeks unquantified damages, pre- and post-judgment interest, attorneys' and expert witness fees. The consolidated complaint also seeks rescission of plaintiffs' purchases of the Common Stock. In October 1999, the Court granted in part and denied in part motions to dismiss the consolidated complaint that previously had been filed by each defendant. In its ruling, the Court in part found that plaintiffs who did not purchase their Common Stock during the Offering could not sue under Section 12(a)(2) of the Securities Act of 1933. Each defendant's respective answer to the remaining claims in the consolidated complaint was filed in November 1999.

         Following certain discovery, the Company reached an oral agreement in principle to settle all claims against all defendants in the consolidated complaint for $4,025,000. The settlement is not an admission of liability by any party. The Company anticipates that the settlement will be funded by the Company's directors and officers liability insurance, and that the settlement payment will not have a material adverse effect on the Company's financial condition or results of operations. The tentative settlement is subject both to the parties preparing and signing a definitive Stipulation of Settlement, and to subsequent submission of that formal Stipulation to the Court for preliminary and final approval.

         The above-described settlement will not resolve a separate complaint filed in the Northern District of Illinois in November 1998, alleging that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal Securities Exchange Act of 1934 for making supposedly fraudulent material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in connection with the solicitation of consents to proceed with the Offering from certain of the Company's preferred stockholders. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of certain former preferred stockholders whose shares of preferred stock were converted into Common Stock on or about the date of the Offering. The complaint seeks unquantified damages, pre- and post-judgment interest, attorneys' and expert witness fees. In March 1999, the preferred stockholders' complaint was reassigned to the judge hearing the consolidated complaint described above. All defendants subsequently filed a joint motion to dismiss the preferred stockholders' complaint which the Court denied in August 2000, finding that the preferred stockholders' allegations were pleaded sufficiently to fulfill the requirements applicable to their complaint. Each defendant's respective answer to the preferred stockholders' complaint was filed in late September 2000 and discovery, begun thereafter, currently is pending.

         Pursuant to the underwriting agreement for the Offering, the Company has agreed to pay the underwriters' attorneys' fees in all the above-described litigation. The Company and the defendant directors and officers each have retained counsel and intend to defend vigorously against the preferred stockholders' complaint. Although the Company believes that the allegations of the preferred stockholders' complaint are without merit, it is not feasible for the Company to predict at this time the outcome of this litigation or whether its resolution could have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since January 1, 1997, Nanophase Technologies Corporation (the "Company") has been engaged in the commercial production and sale of its nanocrystalline materials. All of the Company's revenue since January 1, 1997 has been generated through commercial sources. From its inception in November 1989 through September 30, 2000, the Company was primarily capitalized through the private offering of approximately $19,600,000 of equity securities and its initial public offering of approximately $28,800,000 of the Company's common stock (the "Common Stock"), each net of issuance costs. The Company has incurred cumulative losses of $27,898,187 from inception through September 30, 2000.

RESULTS OF OPERATIONS

         Revenue is recorded when title transfers to the customer for sales of products, when specific milestones are met regarding development arrangements or when the Company licenses its technology and transfers proprietary information. Total revenue increased to $1,354,951 and $3,079,208 for the three and nine months, respectively, ended September 30, 2000, compared to $365,197 and $1,019,416 for the same periods in 1999. The increase in total revenue for the three and nine-month periods was primarily attributed to increased product revenue. Product revenue increased to $1,251,932 and $2,739,939 for the three and nine-month periods ended September 30, 2000, respectively, compared to $315,197 and $862,499 for the same periods in 1999. Increases in product revenue were attributed to additional customers and growth with existing customers. Other revenue increased to $103,019 and $339,269 for the three and nine-month periods ended September 30, 2000, compared to $50,000 and $156,917 for the same periods in 1999. The majority of the revenue generated during the three and nine months ended September 30, 2000 was from customers in the healthcare, electronics, and catalyst markets.

         Cost of revenue generally includes costs associated with commercial production, customer development arrangements and licensing fees. Cost of revenue increased to $1,351,974 and $3,475,960 for the three and nine months, respectively, ended September 30, 2000, compared to $597,098 and $2,058,982 for the same periods in 1999. The increase in cost of revenue was generally attributed to increased product sales, somewhat offset by efficiencies in the manufacture of the Company's products. Cost of revenue as a percentage of total revenue decreased for the three and nine months, respectively, ended September 30, 2000, compared to the same period in 1999, due primarily to the increase in total revenue.

         Research and development expense primarily consists of costs associated with the Company's development or acquisition of new product applications and coating formulations and the cost of enhancing the Company's manufacturing processes. Research and development expense increased to $388,861 and $1,431,474 for the three and nine months, respectively, ended September 30, 2000, compared to $344,287 and $1,129,009 for the same periods in 1999. The increase in research and development expense was primarily attributed to additional salaries for newly hired research personnel. This increase was partially offset by non-recurring payments to a former officer relating to a restructuring in 1999. The Company expects to further increase its research and development expense for the remainder of 2000 in connection with its plans to continue to enhance and expand its product lines, technologies and manufacturing processes.

         Selling, general and administrative expense decreased to $638,582 and $2,466,307 for the three and nine-month periods, respectively, ended September 30, 2000, compared to $995,949 and $3,138,154 for the same periods in 1999. The net decrease was primarily attributed to a reduction in legal expenses during 2000 relative to 1999, and there being non-recurring restructuring costs, including payments to former officers, in 1999. These decreases were partially offset in 2000 by increased bad debt expense and additional rent expense relating to the Company's new facility .

         Interest income increased to $309,225 and $891,964 for the three- and nine-month periods, respectively, ended September 30, 2000, compared to $285,125 and $861,782 for the same periods in 1999. This increase was primarily due to an increase in investment yields which was somewhat offset by a reduction in funds available for investment.



LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and investments amounted to $18,625,992 at September 30, 2000, compared to $21,840,677 at December 31, 1999.
The net cash used in the Company's operating activities was $3,642,281 for the nine months ended September 30, 2000 and was primarily for the further development of product applications, the funding of research and development activities and sales efforts, and the funding of trade receivables, other receivables and inventory levels, offset by an increase in accounts payable and accrued liabilities. Net cash provided by investing activities, which is due to maturities of securities offset somewhat by capital expenditures and purchases of securities, amounted to $2,152,554 for the nine months ended September 30, 2000. Capital expenditures, primarily related to the further expansion of the Company's existing manufacturing facility and the purchase of operating equipment, amounted to $850,265 for the nine months ended September 30, 2000. Net cash provided by financing activities, which related to the issuance of shares of Common Stock pursuant to the exercise of options and warrants, amounted to $1,277,861 for the nine-month period ended September 30, 2000.

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

         At September 30, 2000, the Company had a net operating loss carryforward of approximately $28 million for income tax purposes. Because the Company may have experienced "ownership changes" within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2014. As a result of the annual limitation, a portion of this carryforward may expire before ultimately becoming available to reduce income tax liabilities. At September 30, 2000, the Company also had a foreign tax credit carryforward of $156,000, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire in 2013 if not utilized before that date.

LEGAL PROCEEDINGS

         As disclosed in Note 6 to the Financial Statements and under "Part II - Other Information - Item 1. Legal Proceedings," five separate complaints were filed in the United States District Court for the Northern District of Illinois, each alleging that the Company, certain of its officers and directors, and the underwriters of the Offering are liable under the federal Securities Act of 1933 for making supposedly negligent or reckless material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in the Registration Statement and Prospectus relating to the Offering. Those cases were consolidated and a consolidated complaint was filed in October 1998. The consolidated complaint alleges that the action should be maintained as (i) a plaintiff class action on behalf of certain persons who purchased the Common Stock from November 26, 1997 through January 8, 1998, and
(ii) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint seeks unquantified damages, pre- and post-judgment interest, attorneys' and expert witness fees. The consolidated complaint also seeks rescission of plaintiffs' purchases of the Common Stock. In October 1999, the Court granted in part and denied in part motions to dismiss the consolidated complaint that previously had been filed by each defendant. In its ruling, the Court in part found that plaintiffs who did not purchase their Common Stock during the Offering could not sue under Section 12(a)(2) of the Securities Act of 1933. Each defendant's respective answer to the remaining claims in the consolidated complaint was filed in November 1999.

          Following certain discovery, the Company reached an oral agreement in principle to settle all claims against all defendants in the consolidated complaint for $4,025,000. The settlement is not an admission of liability by any party. The Company anticipates that the settlement will be funded by the Company's directors and officers liability insurance, and that the settlement payment will not have a material adverse effect on the Company's financial condition or results of operations. The tentative settlement is subject both to the parties preparing and signing a definitive Stipulation of Settlement, and to subsequent submission of that formal Stipulation to the Court for preliminary and final approval.

         The above-described settlement will not resolve a separate complaint filed in the Northern District of Illinois in November 1998, alleging that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal Securities Exchange Act of 1934 for making supposedly fraudulent material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in connection with the solicitation of consents to proceed with the Offering from certain of the Company's preferred stockholders. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of certain former preferred stockholders whose shares of preferred stock were converted into Common Stock on or about the date of the Offering. The complaint seeks unquantified damages, pre- and post-judgment interest, attorneys' and expert witness fees. In March 1999, the preferred stockholders' complaint was reassigned to the judge hearing the consolidated complaint described above. All defendants subsequently filed a joint motion to dismiss the preferred stockholders' complaint which the Court denied in August 2000, finding that the preferred stockholders' allegations were pleaded sufficiently to fulfill the requirements applicable to their complaint. Each defendant's respective answer to the preferred stockholders' complaint was filed in late September 2000 and discovery, begun thereafter, currently is pending.

         The Company and the defendant directors and officers each retained counsel with respect to all the above-described litigation and intend to defend vigorously against the preferred stockholders' complaint Although the Company believes that the allegations of the preferred stockholders' complaint are without merit, it is not feasible for the Company to predict at this time the outcome of this litigation or whether its resolution could have a material adverse effect on the Company's results of operations or financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to interest rate risk on its investment portfolio. A 1% fluctuation in interest rate would result in a change in the portfolio earnings of approximately $180,000 per year.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, five separate complaints were filed in the United States District Court for the Northern District of Illinois, each alleging that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal Securities Act of 1933 for making supposedly negligent or reckless material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in the Registration Statement and Prospectus relating to the Offering. Those cases were consolidated and a consolidated complaint was filed in October 1998. The consolidated complaint alleges that the action should be maintained as (i) a plaintiff class action on behalf of certain persons who purchased the Common Stock from November 26, 1997 through January 8, 1998, and
(ii) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint seeks unquantified damages, pre- and post-judgment interest, attorneys' and expert witness fees. The consolidated complaint also seeks rescission of plaintiffs' purchases of the Common Stock. In October 1999, the Court granted in part and denied in part motions to dismiss the consolidated complaint that previously had been filed by each defendant. In its ruling, the

Court in part found that plaintiffs who did not purchase their Common Stock during the Offering could not sue under Section 12(a)(2) of the Securities Act of 1933. Each defendant's respective answer to the remaining claims in the consolidated complaint was filed in November 1999.

         Following certain discovery, the Company reached an oral agreement in principle to settle all claims against all defendants in the consolidated complaint for $4,025,000. The settlement is not an admission of liability by any party. The Company anticipates that the settlement will be funded by the Company's directors and officers liability insurance, and that the settlement payment will not have a material adverse effect on the Company's financial condition or results of operations. The tentative settlement is subject both to the parties preparing and signing a definitive Stipulation of Settlement, and to subsequent submission of that formal stipulation to the Court for preliminary and final approval.

         The above-described settlement will not resolve a separate complaint filed in the Northern District of Illinois in November 1998, alleging that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal Securities Exchange Act of 1934 for making supposedly fraudulent material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in connection with the solicitation of consents to proceed with the Offering from certain of the Company's preferred stockholders. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of certain former preferred stockholders whose shares of preferred stock of the Company were converted into Common Stock on or about the date of the Offering. The complaint seeks unquantified damages, pre- and post-judgment interest, attorneys' and expert witness fees. In March 1999, the preferred stockholders' complaint was reassigned to the judge hearing the consolidated complaint described above. All defendants subsequently filed a joint motion to dismiss the preferred stockholders' complaint which the Court denied in August 2000, finding that the preferred stockholders' allegations were pleaded sufficiently to fulfill the requirements applicable to their complaint. Each defendant's respective answer to the preferred stockholders' complaint was filed in late September 2000 and discovery, begun thereafter, currently is pending.

         The Company and the defendant directors and officers each have retained counsel and intend to defend vigorously against the preferred stockholders' complaint. Although the Company believes that the allegations of the preferred stockholders' complaint are without merit, it is not feasible for the Company to predict at this time the outcome of this litigation or whether its resolution could have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On November 26, 1997 (the "Effective Date"), the Company's Registration Statement on Form S-1 (File No. 333-36937) relating to the Offering was declared effective by the Securities and Exchange Commission. Since the Effective Date, of its $28,837,936 of net proceeds from the Offering, the Company has used approximately $1,825,000 for capital expenditures primarily related to the further expansion of the Company's existing manufacturing facility and the purchase of operating equipment and approximately $8,387,000 for working capital and other general corporate purposes. The remainder of the net proceeds has been invested by the Company, pending its use, in short-term, investment grade, interest-bearing obligations.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS.
         Exhibit 27 - Financial Data Schedule

B. REPORTS ON FORM 8-K. The Company did not file any Current Reports on Form 8-K during the third quarter of 2000.

                                   SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             NANOPHASE TECHNOLOGIES CORPORATION


Date: November 14, 2000        By:  /s/ JOSEPH E. CROSS
                                    ---------------------------------------
                                    Joseph E. Cross
                                    President, Chief Executive Officer
                                    (principal executive officer) and a Director



Date: November 14, 2000        By:  /s/ JESS A. JANKOWSKI
                                    ----------------------------------------
                                    Jess A. Jankowski
                                    Acting Chief Financial Officer, Corporate
                                    Controller, Secretary, and Treasurer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX

Exhibit
Number            Exhibit Name
-------           ------------

Exhibit 27        Financial Data Schedule