Form 10-K
period 2000-12-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2001-03-28
CIK 883107

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                1319 MARQUETTE DRIVE, ROMEOVILLE, ILLINOIS 60446
              (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (630) 323-1200

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                        PREFERRED STOCK PURCHASE RIGHTS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on March 20, 2001 was $84,709,008.

     The number of shares outstanding of the registrant's Common Stock, par value $.01, as of March 20, 2001 was 13,621,549.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Definitive Proxy Statement in connection with the registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Nanotechnology, as practiced by Nanophase Technologies Corporation ("Nanophase" or the "Company"), involves creating nanostructured materials by controlling matter at the nanometer-size scale -- at the level of atoms and molecules. Because these "nanostructures" are made with molecular building blocks, they can be designed to exhibit novel and significantly improved physical, chemical and mechanical properties.

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

     The Company's objective is to exploit its capabilities to efficiently engineer and manufacture nanocrystalline materials. Nanophase does this by providing value-enhanced solutions for commercial applications in multiple global markets. Recognizing a need to offer enhanced performance and assist customers with their product improvements, Nanophase targets markets in which a practical solution may be found through using nanoengineered products. The Company works closely with leaders in these target markets to identify their material and performance requirements.

NANOCRYSTALLINE MATERIALS

     Nanocrystalline materials generally are made of particles that are less than 100 nanometers (billionths of a meter) in diameter. They contain only 1,000s or 10,000s of atoms, rather than the millions or billions of atoms found in larger size particles. The properties of nanocrystalline materials depend upon the composition, size, shape, structure, and surface of the individual particles. Nanophase's methods for engineering and manufacturing nanocrystalline materials result in particles with a controlled size and shape, and surface characteristics that behave differently from conventionally produced larger-sized materials.

THE COMPANY'S TECHNOLOGIES

     Nanophase intends to maintain and grow its intellectual property position in the rapidly emerging science of nanotechnology. The Company uses its technologies to engineer and produce nanocrystalline materials designed for specific product applications. These technologies include methods for the synthesis, surface-treatment and dispersion of nanocrystals. Nanophase also is engaged in ongoing research and technology-licensing activities that add to its core technologies or provide complementary technologies. Management believes that aggressively pursuing applications, inventions and patents will help it maintain a technical and commercial leadership position.

MARKETING

     The Company markets and sells its products through a combination of business development and sales activities in close collaborative relationships with a lead customer in each market segment. Business development activities include evaluation and qualification of potential markets, identification of the lead customers within each market, and development a business strategy for successful market penetration. Nanophase then forms a technical/marketing team to provide the customer with an engineered solution to meet that company's specific requirements. Nanophase tailors materials to provide specific solutions required by its customers. Once a solution is established, application and customer management is moved to a sales team that is organized along market lines. The sales team is expected to increase revenue by selling product and process solutions and broadening the customer base.

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

     A limited number of key customers have initially accounted for a substantial portion of the Company's commercial revenue. In particular, revenue from BASF Corporation ("BASF") and CIK constituted approximately 68.5% and 10.0%, respectively, of the Company's 2000 revenue. The Company's customers are significantly larger than, and are able to exert a high degree of influence over, the Company. The loss of one of these key customers or the failure to attract new customers could have a material adverse effect on the Company's business, results of operations and financial condition.

     Dr. Richard W. Siegel, an internationally recognized scientific leader in the nanotechnology field, is a significant resource for the Company. Nanophase has a consulting contract with Dr. Siegel, who provides support for business development and marketing activities. The Company also employs a number of marketing representatives and third-party sales agents focused in specific application areas, including conductive coatings, advanced ceramics and high intensity lighting. Dr. Siegel is also a founder of the Company and is currently serving as a Director of the Company.

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

TECHNOLOGY AND ENGINEERING

     The Company's Technology and Engineering Group includes the research and development and engineering functions. The near-term objective of Nanophase's research and process-development activities is to gather core technologies that have the capability to serve multiple markets and provide the technical basis for significant company growth.

     Nanophase's total research and development expense, which includes all expense relating to the technology and engineering group, during the years ended December 31, 2000, 1999 and 1998 were $1,837,036, $1,456,126 and $1,504,127, respectively. The Company's future success will depend in large part upon its ability to keep pace with evolving advanced materials technologies and industry standards, and the Company may be unable to do so.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     Nanophase relies on a combination of copyright, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect its intellectual property. In addition to obtaining patent and trademarks based on the Company's inventions and products, Nanophase also licenses third-party patents to expand its technology base. The Company currently owns or licenses 29 United States and foreign patents and patent applications. Nanophase's intellectual property rights, however, could be challenged, invalidated or circumvented. The Company does not believe that its products or processes infringe the intellectual property rights of others, but such claims, if they are established, could result in material liabilities or loss of business.

     The Company generally requires its employees, consultants, outside scientific collaborators and other advisors to sign confidentiality and noncompete agreements when their employment or consulting relationships begin. These agreements generally provide that all confidential information developed or made known to the individual during the course of that person's relationship with the Company will be kept confidential, and not be disclosed to third parties except in specific circumstances. In the case of research employees, the agreements also provide that all inventions made by the individual shall be the exclusive property of Nanophase. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or patent rights, or will provide Nanophase with adequate remedies in the event of unauthorized use or disclosure of such information. In addition, the Company's employees who have not entered into non-compete agreements may become competitors when their employment at Nanophase ends.

COMPETITION

     Within each of its targeted markets and product applications, Nanophase faces current and potential competition from many chemical companies, as well as the in-house capabilities of several of its current and potential customers. In many markets, the Company has major competitors, some of which are larger and more diversified than the Company. Although management believes its materials and technologies are superior to those of its competitors, competitive companies pose significant risks to Nanophase because they have substantially greater financial and technical resources, larger research and development staffs, and greater manufacturing and marketing capabilities.

     In addition, the number of development-stage companies involved in nanocrystalline materials continues to grow posing significant and increasing competitive risks. Many of these companies are associated with university or national laboratories, and use chemical and physical methods to produce nanocrystalline materials. Management believes that most of these companies are engaged primarily in funded research, and is not aware that any of them have commercial production capability; however, they may represent significant competitive risks in the future.

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

EMPLOYEES

     On December 31, 2000, the Company had a total of 54 full-time employees, 13 of whom hold advanced degrees. In the first quarter of 2001, the Company hired Robert Haines, an experienced vice president of operations, to improve its manufacturing and related operations. Nanophase is not subject to any collective bargaining agreements, and management believes it has good relationships with employees.

PROPERTIES

     Nanophase operates a 36,000 square-foot production, research and headquarters facility in Romeoville, Illinois and a 20,000 square-foot production facility in Burr Ridge, Illinois; both are Chicago suburbs. The Company also leases offsite warehouse space from time to time. The Company's operations in Burr Ridge are registered under ISO 9001, and management believes that its manufacturing operations are in compliance with the cGMP requirements of the FDA.

     The Romeoville facility houses the Company's headquarters, research and development laboratories, and will be used for additional commercial and pilot-scale manufacturing space in 2001. Nanophase leases its Romeoville facility under an agreement whose initial term will expire in July 2006, with an option to extend the lease for two additional periods of five years each. The Burr Ridge facility has a quality control laboratory designed for the dual purposes of validating operations to cGMP and ISO standards, and production process control. This laboratory is equipped to handle many routine analytical and in-process techniques the Company currently requires. Nanophase leases its Burr Ridge facility under an agreement whose initial term expired in September 1999. The Company has options to extend the lease for up to five additional one-year terms and is currently in the second additional one-year term, which expires in September 2001.

FORWARD-LOOKING STATEMENTS

     Nanophase Technologies Corporation wants to provide investors with more meaningful and useful information. As a result, this Annual Report on Form 10-K (the "Form 10-K") contains and incorporates by reference certain "forward-looking statements", as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company's current expectations on the future results of its operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Nanophase has tried, wherever possible, to identify these statements by using words such as "anticipates", "believes", "estimates", "expects", "plans", "intends" and similar expressions. These statements reflect management's current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company's actual results, performance or achievements in 2001 and beyond to differ materially from those expressed in, or implied by, what appears here. These risks, uncertainties and contingencies include, without limitation, demand for and acceptance of the Company's nanocrystalline materials; the Company's dependence on a limited number of key customers; the Company's limited manufacturing capacity and experience; the Company's limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; the Company's dependence on patents and protection of proprietary information; the resolution of litigation in which the Company is involved; and other risks set forth under The Company's previous filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this Form 10-K, or to reflect the occurrence of unanticipated events.

ITEM 3. LEGAL PROCEEDINGS

     See Note 18 to the Financial Statements for additional information.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol NANX. The following table sets forth, for the periods indicated, the range of high and low sale prices for the Common Stock on the Nasdaq National
Market:

                                                                HIGH      LOW
                                                               ------    -----
Fiscal year ending December 31, 2000:
  First Quarter............................................    $22.06    $4.31
  Second Quarter...........................................     16.69     5.50
  Third Quarter............................................     17.50     8.13
  Fourth Quarter...........................................     15.25     8.38
Fiscal year ending December 31, 1999:
  First Quarter............................................      3.00     2.03
  Second Quarter...........................................      2.63     1.50
  Third Quarter............................................      2.72     1.50
  Fourth Quarter...........................................      5.75     1.63

     On March 20, 2001, the last reported sale price of the Common Stock was $6.22 per share, and there were approximately 118 holders of record of the Common Stock.

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

     On August 25, 1999, the Company issued 24,500 shares of Common Stock to Joseph Cross, the Company's Chief Executive Officer, as part of an arrangement made to induce Mr. Cross to join the Company as its Chief Executive Officer. Effective January 2000, the Company granted 3,177 shares of Common Stock to each of the following directors of the Company for services performed in their capacity as directors: Donald Perkins, Edward Hagenlocker, Jerry Pearlman and Richard Siegel. Effective January 2001, the Company granted 1,361 shares of Common Stock to each of the following directors of the Company for services performed in their capacity as directors: Donald Perkins, Edward Hagenlocker, James McClung, Jerry Pearlman and Richard Siegel. Each of the preceding issuances were made in reliance on the exemption from registration found in section 4(2) of the Securities Act of 1933.

     On November 26, 1997 the Company's Registration Statement on Form S-1 (File No. 333-36937) relating to the Company's initial public offering of common stock (the "Offering") was declared effective by the Securities and Exchange Commission. Since the effective date, of its $28,837,936 of net proceeds from the Offering, the Company has used approximately $2,800,000 for capital expenditures primarily related to the further expansion of the Company's existing manufacturing facility and the purchase of operating equipment and approximately $8,735,000 for working capital and other general corporate purposes. The remainder of the net proceeds has been invested by the Company, pending its use, in short-term, investment grade, interest-bearing obligations. At December 31, 2000, the Company had approximately $17,300,000 in cash, cash equivalents and investments.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data is qualified by reference to, and should be read in conjunction with, the financial statements and related notes thereto appearing elsewhere in this Form 10-K and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data set forth below as of, and for, each of the years in the five-year period ended December 31, 2000 have been derived from the audited financial statements of the Company.

                                                  YEARS ENDED DECEMBER 31,
                           ----------------------------------------------------------------------
                              2000          1999           1998           1997           1996
                           ----------    -----------    -----------    -----------    -----------
STATEMENT OF OPERATIONS
  DATA:
Product revenue..........  $3,824,159    $ 1,128,861    $ 1,140,845    $   924,763    $   249,017
Other revenue............     449,194        295,986        162,944      2,798,729        236,019
Governmental research
  contracts..............          --             --             --             --        110,770
                           ----------    -----------    -----------    -----------    -----------
Total revenue............   4,273,353      1,424,847      1,303,789      3,723,492        595,806
Cost of revenue..........   4,754,485      2,610,667      3,221,996      3,935,766      4,019,484
Research and development
  expense................   1,837,036      1,456,126      1,504,127        990,331        677,284
Selling, general and
  administrative
  expense................   3,388,758      3,641,736      3,594,946      2,074,728      1,661,504
                           ----------    -----------    -----------    -----------    -----------
Total operating
  expense................   9,980,279      7,708,529      8,321,069      7,000,825      6,358,272
                           ----------    -----------    -----------    -----------    -----------
Operating loss...........  (5,706,926)    (6,283,682)    (7,017,280)    (3,277,333)    (5,762,466)
Interest income..........   1,188,599      1,166,615      1,539,400        204,863        184,778
Provision for income
  taxes..................          --             --       (156,000)            --             --
                           ----------    -----------    -----------    -----------    -----------
Net loss.................  $4,518,327    $(5,117,067)   $(5,633,880)   $(3,072,470)   $(5,577,688)
                           ==========    ===========    ===========    ===========    ===========
Net loss per share-basic
  and diluted............  $    (0.34)   $     (0.40)   $     (0.45)
                           ==========    ===========    ===========
Shares used in computing
  the net loss per
  share..................  13,390,741     12,690,483     12,416,305

                                                     AS OF DECEMBER 31,
                           ----------------------------------------------------------------------
                              2000           1999           1998           1997           1996
                           -----------    -----------    -----------    -----------    ----------
BALANCE SHEET DATA:
Cash and cash
  equivalents............  $   473,036    $   624,509    $   363,394    $ 3,988,368    $  617,204
Working capital..........   18,356,349     21,831,264     26,535,018     32,038,915     3,070,789
Total assets.............   23,830,163     25,677,539     30,453,988     36,196,569     5,539,634
Total stockholders'
  equity.................   21,007,745     24,161,323     29,107,590     34,651,334     5,110,450

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Item 6. Selected Financial Data," risks discussed in other filings made by the Company with the Securities and Exchange Commission, and the financial statements and related notes thereto appearing elsewhere in this Form 10-K. When used in the following discussions, the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and contingencies that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements.

OVERVIEW

     From its inception in November 1989 through December 31, 1996, the Company was in the development stage. During that period, the Company primarily focused on the development of its manufacturing processes in order to transition from laboratory-scale to commercial-scale production. As a result, the Company developed an operating capacity to produce significant quantities of its nanocrystalline materials for commercial sale. The Company was also engaged in the development of commercial applications and formulations and the recruiting of marketing, technical and administrative personnel. Since January 1, 1997, the Company has been engaged in commercial production and sales of its nanocrystalline materials, and the Company no longer considers itself in the development stage. All of the Company's revenue since January 1, 1997 has been generated through commercial sources. From inception through December 31, 2000, the Company was primarily capitalized through the private offering of approximately $19,558,000 of equity securities and its initial public offering of $28,838,000 of Common Stock, each net of issuance costs. The Company has incurred cumulative losses of $29,013,945 from inception through December 31, 2000.

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 2000 AND 1999

     Revenue is recorded when the Company ships products, when specific milestones are met regarding development arrangements or when the Company licenses its technology and transfers proprietary information. Total revenue increased to $4,273,353 in 2000, compared to $1,424,847 in 1999. The increase in total revenue between 2000 and 1999 was primarily attributed to a $2,695,298 increase in product revenue and a $153,208 increase in other revenue. Product revenue increased to $3,824,159 in 2000, compared to $1,128,861 in 1999. Other revenue increased to $449,194 in 2000, compared to $295,986 in 1999. Revenue from two major customers constituted approximately 78.5% of the Company's 2000 revenue. In particular, revenue from BASF and CIK constituted approximately 68.5% and 10.0%, respectively, of the Company's 2000 revenue.

     Cost of revenue generally includes costs associated with commercial production, customer development arrangements, the transfer of technology, and licensing fees. Cost of revenue increased to $4,754,485 in 2000, compared to $2,610,667 in 1999. The increase in cost of revenue was generally attributed to increased product sales, somewhat offset by efficiencies in the manufacture of the Company's products and a reduction in the allowance for excess quantities in inventory in 2000 as a result of the sale of inventories for which an allowance had previously been provided. Cost of revenue as a percentage of total revenue decreased in 2000, compared to the same period in 1999, due primarily to the increase in total revenue.

     Research and development expense primarily consists of costs associated with the Company's development or acquisition of new product applications and coating formulations and the cost of enhancing the Company's manufacturing processes. Research and development expense increased to $1,837,036 in 2000, compared to $1,456,126 in 1999. The increase in research and development expense was primarily attributed to additional salaries for newly hired research personnel and increases in internal costs regarding the development of new formulations and product applications. These increases were partially offset by a reduction in recruiting and relocation expenses in 2000 and non-recurring payments to a former officer relating to a restructuring in 1999. The Company expects to further increase its research and development expense in 2001 in connection with its plans to continue to enhance and expand its product lines, technologies and manufacturing processes.

     Selling, general and administrative expense decreased to $3,388,758 in 2000, compared to $3,641,736 in 1999. The net decrease was primarily attributed to non-recurring restructuring costs, including payments to former officers in 1999, and decreased legal expenses in 2000. These decreases were partially offset in 2000 by additional rent expense relating to the Company's new facility, and increased investor relations and printing costs.

     Interest income increased to $1,188,599 in 2000, compared to $1,166,615 in 1999. This increase was primarily due to an increase in investment yields which was somewhat offset by a reduction in funds available for investment.

     There was no income tax expense for the years ended December 31, 2000 and 1999.

     YEARS ENDED DECEMBER 31, 1999 AND 1998

     Total revenue increased to $1,424,847 in 1999, compared to $1,303,789 in 1998. The increase in total revenue between 1999 and 1998 was primarily attributed to a $133,042 increase in other revenue offset by a

$11,984 reduction in product revenue. Product revenue decreased to $1,128,861 in 1999, compared to $1,140,845 in 1998. Other revenue increased to $295,986 in 1999, compared to $162,944 in 1998. Revenue from three major customers constituted 53.4% of the Company's 1999 revenue. In particular, revenue from (1) CIK, (2) a cosmetics customer and (3) a ceramics customer constituted approximately 33.8%, 9.9%, and 9.7%, respectively, of the Company's 1999 revenue. The Company does not currently anticipate future revenue from either the cosmetics customer or the ceramics customer. Cost of revenue decreased to $2,610,667 in 1999, compared to $3,221,996 in 1998. The decrease in cost of revenue was generally attributed to cost reduction activities and efficiencies in the manufacture of the Company's products, decreased ceramic superplastic forming costs, and a smaller increase in the allowance for excess quantities in inventory in 1999 than in 1998. Cost of revenue as a percentage of total revenue decreased in 1999, compared to the same period in 1998, due primarily to the factors discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and investments amounted to $17,304,757 at December 31, 2000, compared to $21,840,677 at December 31, 1999.
The net cash used in the Company's operating activities was $5,127,473, $4,335,648, and $3,859,019 for the years ended December 31, 2000, 1999, and
1998, respectively. The net cash used in operating activities for the year ended December 31, 2000 was primarily for the further development of product applications, the funding of research and development activities, sales efforts, and the funding of trade receivables, and prepaid expenses, offset by increases in accounts payable and a decrease in the other receivable. Net cash provided by investing activities, which is due to maturities of securities offset somewhat by capital expenditures and purchases of securities, amounted to $2,560,824, $4,550,288, and $143,909, for the years ended December 31, 2000, 1999, and 1998, respectively. Capital expenditures, primarily related to the further expansion of the Company's existing manufacturing facilities and the purchase of operating equipment, amounted to $1,823,623, $504,061, and $470,425 for the years ended December 31, 2000, 1999, and 1998, respectively. Net cash provided by financing activities, which related to the issuance of shares of Common Stock pursuant to the exercise of options and warrants, a promissory note, and an insurance finance agreement amounted to $2,415,176 for the year ended December 31, 2000, compared to $46,475 for the year ended December 31, 1999, which related to the exercise of options for 170,876 shares of common stock, and $90,136 for the year ended December 31, 1998 which related to the exercise of options for 128,356 shares of common stock.

     In 2000, the Company borrowed $650,000 from BASF, as part of a $1.3 million promissory note, in order to finance the construction of a coating line in its Romeoville, Illinois facility. The note bears interest at 8.45% per annum with the first payment commencing on June 1, 2001. Payments are to be made on a per kilogram basis, as invoiced. Any remaining outstanding balance at June 1, 2004 shall become payable on demand at that time. The Company also financed $486,000 in insurance premiums. This agreement bears interest at 8.53% per annum through September 2001. In September 2001, the interest rate will be adjusted to the 30-Day LIBOR rate plus 1.84%. Expected monthly payments will be approximately $26,000 through July 2002.

     The Company believes that cash on hand, together with the remaining net proceeds from the Company's initial public offering of common stock and interest income thereon, will be adequate to fund the Company's current operating plans. The Company's actual future capital requirements will depend, however, on many factors, including customer acceptance of the Company's current and potential nanocrystalline materials and product applications, continued progress in the Company's research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand the Company's manufacturing capabilities and to market and sell the Company's materials and product applications. Depending on future requirements, the Company may seek additional funding through public or private financing, collaborative relationships, government contracts or additional licensing agreements. Additional financing may not be available on acceptable terms or at all, and any such additional financing could be dilutive to the Company's stockholders.

     At December 31, 2000, the Company had a net operating loss carryforward of approximately $32.1 million for income tax purposes. Because the Company may have experienced "ownership changes" within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2015. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, the Company has concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. At December 31, 2000, the Company also had a foreign tax credit carryforward of $156,000, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire in 2013 if not utilized before that date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have any material market risk sensitive instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and financial statement schedule, with the report of independent auditors listed in Item 14 are included in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information in response to this item is incorporated by reference from the "Proposal No. 1 -- Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Compliance" sections of the Definitive Proxy Statement to be filed with the Commission in connection with the Company's 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information in response to this item is incorporated by reference from the section of the 2001 Proxy Statement captioned "Executive Compensation and Certain Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in response to this item is incorporated by reference from the section of the 2001 Proxy Statement captioned "Security Ownership of Management and Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in response to this item is incorporated by reference from the section of the 2001 Proxy Statement captioned "Executive Compensation and Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

        1. The following financial statements of the Company, with the report of independent auditors, are filed as part of this Form 10-K:

          Report of Ernst & Young LLP, Independent Auditors Balance Sheets as of
           December 31, 2000 and 1999
          Statements of Operations for the Years Ended December 31, 2000, 1999
           and 1998
          Statements of Stockholders' Equity for the Years Ended December 31,
           2000, 1999 and 1998
          Statements of Cash Flows for the Years Ended December 31, 2000, 1999
           and 1998
           Notes to Financial Statements

        2. The following financial statement schedule of the Company is filed as part of this Form 10-K:

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

           EXHIBIT
           NUMBER
           -------
           10.5      License Agreement dated October 12, 1994 between the Company and Hitachi, incorporated by reference to Exhibit 10.8 to
                     the IPO S-1.
           10.6      License Agreement dated May 31, 1996 between the Company and
                     Research Development Corporation of Japan, incorporated by reference to Exhibit 10.9 to the IPO S-1.
           10.7      License Agreement dated April 1, 1996 between the Company
                     and Cornell Research Foundation, incorporated by reference to Exhibit 10.10 to the IPO S-1.
           10.8*     Consulting and Stock Purchase Agreement between Richard W.
                     Siegel and the Company dated as of May 9, 1990, as amended
                     February 13, 1991, November 21, 1991 and January 1, 1992,
                     incorporated by reference to Exhibit 10.11 to the IPO S-1.
           10.9      Lease Agreement between the Village of Burr Ridge and the
                     Company, dated September 15, 1994, incorporated by reference to Exhibit 10.12 to the IPO S-1.
           10.10     Distribution Agreement between the Company and C.I. Kasei,
                     Ltd., (a subsidiary of Itochu Corporation) dated as of
                     October 30, 1996, incorporated by reference to Exhibit 10.15 to the IPO S-1.
           10.11     Supply Agreement between the Company and Schering-Plough
                     HealthCare Products, Inc. dated as of March 15, 1997,
                     incorporated by reference to Exhibit 10.17 to the IPO S-1.
           10.12     License Agreement between the Company and C.I. Kasei Co.,
                     Ltd. (a subsidiary of Itochu Corporation) dated as of
                     December 30, 1997, incorporated by reference to Exhibit
                     10.17 to the 1997 10-K.
           10.13*    Employment Agreement dated as of September 3, 1996 between the Company and Dennis J. Nowak, incorporated by reference to Exhibit 10.5 to the IPO S-1.
           10.14*    Consulting Agreement dated as of June 25, 1999 between the
                     Company and Dennis J. Nowak incorporated by reference to
                     Exhibit 10.14 to the 1999 10-K.
           10.15*    Employment Agreement dated as of November 9, 1999 between
                     the Company and Joseph Cross, incorporated by reference to
                     Exhibit 10.15 to the 1999 10-K.
           10.16*    Employment Agreement dated as of February 15, 1999 between the Company and Gina Kritchevsky, incorporated by reference to Exhibit 10.18 to the 1998 10-K.
           10.17*    Employment Agreement dated as of March 15, 1999 between the
                     Company and Daniel S. Bilicki, incorporated by reference to
                     Exhibit 10.19 to the 1998 10-K.
           10.18*    Employment Agreement dated as of June 1, 1999 between the
                     Company and Donald Freed incorporated by reference to
                     Exhibit 10.19 to the 1999 10-K.
           10.19*    Form of Options Agreement under the Stock Option Plan,
                     incorporated by reference to Exhibit 4.5 to the Company's
                     Registration Statement on Form S-8 (File No. 333-53445).
           10.20*    Consulting and Severance Agreement dated October 28, 1998
                     between the Company and John C. Parker, incorporated by
                     reference to Exhibit 10.21 to the 1998 10-K.
           10.21**   Zinc Oxide Supply Agreement dated as of September 16, 1999 between the Company and BASF Corporation, as assignee,
                     incorporated by reference to Exhibit 10.22 to the 1999 10-K.
           10.22*    Employment Agreement dated as of November 2, 2000 between
                     the Company and Robert Haines.
           10.23     Lease Agreement between Centerpointe Properities Trust and the Company, dated June 15, 2000.

           EXHIBIT
           NUMBER
           -------
           10.24***  Amendment No. 1 to Zinc Oxide Supply Agreement dated as of
                     January, 2001 between the Company and BASF Corporation.
           10.25     Promissory Note dated as of September 14, 2000 between the
                     Company and BASF Corporation.
           11        Statement regarding computation of loss per share.
           23        Consent of Ernst & Young LLP.

---------------
        *   Management contract or compensatory plan or arrangement.

        ** Confidentiality previously requested for portions of this agreement. The Company has disclosed that such agreement is with BASF Corporation, as assignee.

        *** Confidentially requested, confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.

     (b) Reports on Form 8-K:

     None.

                       NANOPHASE TECHNOLOGIES CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Ernst & Young LLP, Independent Auditors...........    F-2
Balance Sheets as of December 31, 2000 and 1999.............    F-3
Statements of Operations for the years ended December 31,
  2000, 1999 and 1998.......................................    F-4
Statements of Stockholders' Equity..........................    F-5
Statements of Cash Flows for the years ended December 31,
  2000, 1999 and 1998.......................................    F-6
Notes to the Financial Statements...........................    F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Nanophase Technologies Corporation

     We have audited the accompanying balance sheets of Nanophase Technologies Corporation as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nanophase Technologies Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set therein.

                                          /s/ Ernst & Young LLP
                                          Ernst & Young LLP
Chicago, Illinois
February 2, 2001

                       NANOPHASE TECHNOLOGIES CORPORATION

                                 BALANCE SHEETS

                                                                   AS OF DECEMBER 31,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    473,036    $    624,509
  Investments...............................................    16,831,721      21,216,168
  Trade accounts receivable, less allowance for doubtful
     accounts of $81,450 in 2000 and $120,000 in 1999.......     1,238,334         401,826
  Other receivable, net.....................................       144,818         247,841
  Inventories, net..........................................       892,674         766,778
  Prepaid expenses and other current assets.................       770,200          90,358
                                                              ------------    ------------
     Total current assets...................................    20,350,783      23,347,480
Equipment and leasehold improvements, net...................     3,266,245       2,152,413
Other assets, net...........................................       213,135         177,646
                                                              ------------    ------------
                                                              $ 23,830,163    $ 25,677,539
                                                              ============    ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings.....................................  $    285,316    $         --
  Accounts payable..........................................       824,338         615,818
  Accrued expenses..........................................       884,780         900,398
                                                              ------------    ------------
     Total current liabilities..............................     1,994,434       1,516,216
Long-term debt..............................................       827,984              --
CONTINGENT LIABILITIES:.....................................            --              --
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 24,088 authorized and no
  shares issued and outstanding.............................            --              --
Common stock, $.01 par value; 25,000,000 shares authorized;
  13,593,914 and 12,764,058 shares issued and outstanding at
  December 31, 2000 and December 31, 1999, respectively.....       135,939         127,641
Additional paid-in capital..................................    49,885,751      48,529,300
Accumulated deficit.........................................   (29,013,945)    (24,495,618)
                                                              ------------    ------------
     Total stockholders' equity.............................    21,007,745      24,161,323
                                                              ------------    ------------
                                                              $ 23,830,163    $ 25,677,539
                                                              ============    ============

                (See accompanying Notes to Financial Statements)

                       NANOPHASE TECHNOLOGIES CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                             2000           1999           1998
                                                          -----------    -----------    -----------
REVENUE:
  Product revenue.....................................    $ 3,824,159    $ 1,128,861    $ 1,140,845
  Other revenue.......................................        449,194        295,986        162,944
                                                          -----------    -----------    -----------
       Total revenue..................................      4,273,353      1,424,847      1,303,789
OPERATING EXPENSE:
  Cost of revenue.....................................      4,754,485      2,610,667      3,221,996
  Research and development expense....................      1,837,036      1,456,126      1,504,127
  Selling, general and administrative expense.........      3,388,758      3,641,736      3,594,946
                                                          -----------    -----------    -----------
       Total operating expenses.......................      9,980,279      7,708,529      8,321,069
                                                          -----------    -----------    -----------
  Loss from operations................................     (5,706,926)    (6,283,682)    (7,017,280)
  Interest income.....................................      1,188,599      1,166,615      1,539,400
                                                          -----------    -----------    -----------
  Loss before provision for income taxes..............     (4,518,327)    (5,117,067)    (5,477,880)
  Provision for income taxes..........................             --             --       (156,000)
                                                          -----------    -----------    -----------
  Net loss............................................    $(4,518,327)   $(5,117,067)   $(5,633,880)
                                                          ===========    ===========    ===========
  Net loss net per share-basic and diluted............    $     (0.34)   $     (0.40)   $     (0.45)
                                                          ===========    ===========    ===========
  Weighted average number of common shares
     outstanding......................................     13,390,741     12,690,483     12,416,305
                                                          ===========    ===========    ===========

                (See accompanying Notes to Financial Statements)

                       NANOPHASE TECHNOLOGIES CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                         PREFERRED STOCK             COMMON STOCK        ADDITIONAL
                                    -------------------------   ----------------------     PAID-IN     ACCUMULATED
           DESCRIPTION                SHARES        AMOUNT        SHARES       AMOUNT      CAPITAL       DEFICIT         TOTAL
           -----------                ------        ------        ------       ------    ----------    -----------    -----------
Balance as of January 1, 1998.....          --             --    12,277,467    122,775    48,273,230    (13,744,671)   34,651,334
  Exercise of stock options.......          --             --       128,356      1,283        88,853             --        90,136
  Exercise of warrants............          --             --       162,868      1,629        (1,629)            --            --
  Net loss for the year ended
    December 31, 1998.............          --             --            --         --            --     (5,633,880)   (5,633,880)
                                    ----------   ------------   -----------   --------   -----------   ------------   -----------
Balance as of December 31, 1998...          --             --    12,568,691    125,687    48,360,454    (19,378,551)   29,107,590
                                    ----------   ------------   -----------   --------   -----------   ------------   -----------
  Exercise of stock options.......          --             --       170,867      1,709        44,766             --        46,475
  Stock Compensation..............          --             --        24,500        245       124,080             --       124,325
  Net loss for the year ended
    December 31, 1999.............          --             --            --         --            --     (5,117,067)   (5,117,067)
                                    ----------   ------------   -----------   --------   -----------   ------------   -----------
Balance as of December 31, 1999...          --             --    12,764,058    127,641    48,529,300    (24,495,618)   24,161,323
                                    ----------   ------------   -----------   --------   -----------   ------------   -----------
  Exercise of stock options.......          --             --       444,569      4,445     1,147,431             --     1,151,876
  Stock compensation..............          --             --       372,579      3,726       146,274             --       150,000
  Exercise of warrants............          --             --        12,708        127        62,746             --        62,873
  Net loss for the year ended
    December 31, 2000.............          --             --            --         --            --     (4,518,327)   (4,518,327)
                                    ----------   ------------   -----------   --------   -----------   ------------   -----------
Balance as of December 31, 2000...          --   $         --    13,593,914   $135,939   $49,885,751   $(29,013,945)  $21,007,745
                                    ==========   ============   ===========   ========   ===========   ============   ===========

                (See accompanying Notes to Financial Statements)

                       NANOPHASE TECHNOLOGIES CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                           YEARS ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                    2000             1999             1998
                                                -------------    -------------    -------------
OPERATING ACTIVITIES:
Net loss......................................  $  (4,518,327)   $  (5,117,067)   $  (5,633,880)
  Adjustments to reconcile net loss to cash
     used in operating activities:
     Depreciation and amortization............        722,877          678,749          491,098
     Stock compensation expense...............         62,873          124,325               --
     Allowance for excess inventory
       quantities.............................       (168,627)          69,581          190,633
     Provision for asset write-down...........             --           61,011               --
  Changes in assets and liabilities related to
     operations:
     Trade accounts receivable................       (836,508)         (85,498)       1,325,161
     Other receivable.........................        103,023         (247,841)              --
     Inventories..............................         42,731            2,466          (72,155)
     Prepaid expenses and other assets........       (728,417)           8,807           38,961
     Accounts payable.........................        208,520          202,440         (517,019)
     Accrued expenses.........................        (15,618)         (32,621)         318,182
                                                -------------    -------------    -------------
Net cash used in operating activities.........     (5,127,473)      (4,335,648)      (3,859,019)
INVESTING ACTIVITIES:
Acquisition of equipment and leasehold
  improvements................................     (1,823,623)        (504,061)        (470,425)
Purchases of held-to-maturity investments.....   (132,457,935)    (126,819,265)    (182,750,264)
Maturities of held-to-maturity investments....    136,842,382      131,873,614      183,364,598
                                                -------------    -------------    -------------
Net cash (used in) provided by investing
  activities..................................      2,560,824        4,550,288          143,909
FINANCING ACTIVITIES:
Principal payment on debt obligation..........        (22,700)              --               --
Proceeds from borrowings......................      1,136,000               --               --
Proceeds from sale of common stock............      1,301,876           46,475           90,136
                                                -------------    -------------    -------------
Net cash provided by financing activities.....      2,415,176           46,475           90,136
                                                -------------    -------------    -------------
Increase (decrease) in cash and cash
  equivalents.................................       (151,473)         261,115       (3,624,974)
Cash and cash equivalents at beginning of
  period......................................        624,509          363,394        3,988,368
                                                -------------    -------------    -------------
Cash and cash equivalents at end of period....  $     473,036    $     624,509    $     363,394
                                                =============    =============    =============

                (See accompanying Notes to Financial Statements)

                       NANOPHASE TECHNOLOGIES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS

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

     Revenue from international sources approximated $587,500, $573,300, and $347,500 for the years ended December 31, 2000, 1999, and 1998, respectively.

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

     ACCOUNTS RECEIVABLE

     Credit evaluations of customers are ongoing and collateral or other security is generally not required on accounts receivable. An allowance for doubtful accounts is maintained at a level management believes is sufficient to cover potential credit losses.

     INVENTORY

     Inventory is stated at the lower of cost, maintained on a first in, first out basis, or market. The Company has recorded allowances to reduce inventory relating to excess quantities of certain materials. Although materials subject to this allowance remain in good condition, the quantities on hand exceed the Company's short-term needs.

     EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment is stated at cost and is being depreciated over its estimated useful life (3-7 years) using the straight-line method. Leasehold improvements are stated at cost and are being amortized using the straight-line method over the shorter of the useful life of the asset or the term of the lease (4-16 years).

     PATENT COSTS

     Patent costs are included in other assets and are being amortized over the life of the respective patent using the straight-line method.

                       NANOPHASE TECHNOLOGIES CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     PRODUCT REVENUE

     Product revenue consists of sales of product which are recorded as shipments are made by the Company and risk of loss transfers to the customer.

     OTHER REVENUE

     Other revenue consists of revenue from research and development arrangements with non-governmental entities, fees from the transfer of technology and related royalties. Research and development arrangements include both cost-plus and fixed fee agreements and such revenue is recognized when specific milestones are met under the arrangements. Fees related to the transfer of technology are recognized when the transfer of technology to the acquiring party is completed and the Company has no further significant obligation. Royalties are recognized when earned per the contractual arrangement.

     SHIPPING AND HANDLING COST

     Shipping and handling costs are included in cost of goods sold.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include investments, accounts receivable, accounts payable, accrued liabilities, and long-term debt. The fair values of all financial instruments were not materially different from their carrying values.

                       NANOPHASE TECHNOLOGIES CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     NET LOSS PER SHARE

     Net loss per common share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares of 961,207 for 2000, 483,927 for 1999, and 967,549 for 1998 are not included in the per share calculations because the effect of their inclusion would be anti-dilutive.

     ADOPTION OF ACCOUNTING PRINCIPLES

     The Company is required to adopt Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by SFAS No. 137 and 138, effective January 1, 2001. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Management believes the adoption of SFAS No. 133 will not have a material effect on the financial position or results of operations of the Company.

(3) INVESTMENTS

     Investments consist of government bonds and commercial paper with an approximate fair value of $16,838,000 and $21,113,000 at December 31, 2000 and 1999, respectively. All investments have been classified as held-to-maturity and mature in the subsequent year.

(4) INVENTORIES

     Inventories consist of the following:

                                                             AS OF DECEMBER 31,
                                                          ------------------------
                                                             2000          1999
                                                          ----------    ----------
Raw materials.........................................    $  328,786    $  257,485
Finished goods........................................       655,475       769,507
                                                          ----------    ----------
                                                             984,261     1,026,992
Allowance for excess quantities.......................       (91,587)     (260,214)
                                                          ----------    ----------
                                                          $  892,674    $  766,778
                                                          ==========    ==========

(5) EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of the following:

                                                            AS OF DECEMBER 31,
                                                        --------------------------
                                                           2000           1999
                                                        -----------    -----------
Machinery and equipment.............................    $ 3,137,182    $ 3,072,978
Office equipment....................................        292,202        226,760
Office furniture....................................         69,230         43,580
Leasehold improvements..............................        873,317        729,505
Construction in progress............................      1,524,515             --
                                                        -----------    -----------
                                                          5,896,446      4,072,823
Less: Accumulated depreciation and amortization.....     (2,630,201)    (1,920,410)
                                                        -----------    -----------
                                                        $ 3,266,245    $ 2,152,413
                                                        ===========    ===========

                       NANOPHASE TECHNOLOGIES CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Depreciation expense was $709,792, $673,728, and $486,444 for the years ended December 31, 2000, 1999, and 1998, respectively.

(6) LONG-TERM DEBT

     In November 2000, the Company entered into a three-year promissory note, held by its largest customer, in the amount of $1,293,895 for the construction of a coating line at the Company's Romeoville, Illinois facility. At December 31, 2000, borrowings against this note were $650,000. The note bears interest at 8.45% per annum with the first payment commencing on June 1, 2001. Payments are to be made at a rate of $1.37 per kilogram of coated material invoiced, with any remaining outstanding balance at June 1, 2004 becoming payable on demand at that time.

     In December 2000, the Company financed $486,000 in insurance premiums. The agreement bears interest at 8.53% per annum through September 2001. In September 2001, the interest rate will be adjusted to the 30 Day LIBOR rate plus 1.84%. Expected monthly payments will be approximately $26,000 through July 2002.

(7) LEASE COMMITMENTS

     During the year ended December 31, 2000, the Company entered into a six-year term operating lease with multiple renewable options for its operating facility. The lease is a net lease which requires the payment of executory costs such as real estate taxes, insurance, and maintenance.

     The Company also leases manufacturing and office space under an agreement that will expire in September 2001. Monthly minimum lease payments amount to $8,800 for this facility.

     The following is a schedule of future minimum lease payments as required under the above operating leases:

Year ending December 31:
2001........................................................    $  346,265
2002........................................................       284,293
2003........................................................       292,815
2004........................................................       301,601
2005........................................................       310,651
2006........................................................       184,345
                                                                ----------
Total minimum payments required:............................    $1,719,970
                                                                ==========

     Rent expense under these leases amounted to $243,356, $190,832, and $191,995 for the years ended December 31, 2000, 1999, and 1998, respectively.

(8) ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                         AS OF DECEMBER 31,
                                                      -------------------------
                                                         2000          1999
                                                      -----------   -----------
Accrued payroll and related expenses................  $   534,994   $   364,911
Accrued professional services.......................      122,768       133,923
Other...............................................      227,018       220,499
Accrued payments to former officers.................           --       181,065
                                                      -----------   -----------
                                                      $   884,780   $   900,398
                                                      ===========   ===========

                       NANOPHASE TECHNOLOGIES CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(9) RESEARCH AND DEVELOPMENT ARRANGEMENTS

     The Company is party to a number of research and development arrangements with commercial entities. These arrangements are generally short-term in nature and provided $10,500, $197,500, and $160,984 of revenues for the years ended December 31, 2000, 1999, and 1998, respectively.

(10) LICENSE AGREEMENTS

     The Company was granted a non-exclusive license by a third party to make, use, and sell products of the type claimed in two U.S. patents. In consideration for this license, the Company agreed to pay royalties of 1% of net sales, as defined, and made an advance royalty payment of $17,500. Royalties under this agreement amounted to approximately $24,200, $12,900, and $9,900 for the years ended December 31, 2000, 1999, and 1998, respectively

     The Company was granted a non-exclusive license by a third party to produce and sell ultrafine powders of metal and ceramics claimed in four U.S. patents. In consideration for this license, the Company agreed to pay $14,000 as an initial payment, and pay royalties of 3% of net proceeds of sales of the product, as defined. Royalties under this agreement amounted to approximately $0, $37,900, and $12,100 for the years ended December 31, 2000, 1999, and 1998, respectively.

     In December 1997, the Company entered into a license agreement whereby the Company granted a royalty-bearing exclusive right and license, as defined, to purchase, make, use and sell nanocrystalline materials to C. I. Kasei, a division of Itochu Corporation ("CIK"). Under this agreement, the Company also will earn royalties on net sales of manufactured products containing nanocrystalline materials. The agreement also provided for minimum sales targets and minimum royalty payments to maintain exclusivity. The agreement expires on March 31, 2013 unless earlier terminated as provided therein. The Company recorded royalty revenues, classified as "Other Revenue" on the Statements of Operations, under this agreement of $300,000, $4,417, and $1,690 for the years ended December 31, 2000, 1999, and 1998, respectively. For 1999 and 1998, the Company allowed CIK to purchase additional product as a substitute for its minimum royalty requirements.

(11) INCOME TAXES

     The Company has net operating loss carryforwards for tax purposes of approximately $32,100,000 at December 31, 2000, which expire between 2005 and 2015. The Company has not paid income taxes since inception. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes consist of the following:

                                                         AS OF DECEMBER 31,
                                                     --------------------------
                                                         2000          1999
                                                     ------------   -----------
DEFERRED TAX ASSETS:
  Net operating loss carryforwards.................  $ 12,498,000   $ 8,932,000
  Foreign tax credit carryforward..................       156,000       156,000
  Start-up cost capitalized for income tax
     purposes......................................            --        41,000
  Inventory and other allowances...................        67,000       148,000
  Excess book depreciation.........................       179,000       113,000
  Other accrued costs..............................       189,000       203,000
                                                     ------------   -----------
     Total deferred tax assets.....................  $ 13,089,000     9,593,000
  Less: Valuation allowance........................  ($13,089,000)   (9,593,000)
                                                     ------------   -----------
Deferred income taxes..............................  $         --   $        --
                                                     ============   ===========

                       NANOPHASE TECHNOLOGIES CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The valuation allowance increased $1,712,000 for the year ended December 31, 2000 due principally to the increase in the net operating loss carryforward and uncertainty as to whether future taxable income will be generated prior to the expiration of the carryforward period. Under the Internal Revenue Code, certain ownership changes, including the prior issuance of preferred stock and the Company's public offering of common stock, may subject the Company to annual limitations on the utilization of its net operating loss carryforward.

     As a result of certain transactions with third parties operating in foreign countries, the Company may be subject to the withholding and payment of foreign income taxes as transactions are completed. Under the Internal Revenue Code, foreign tax payments may be used to offset federal income tax liabilities when incurred, subject to certain limitations. At December 31, 2000, the Company has a foreign tax credit carryforward of $156,000.

(12) CAPITAL STOCK

     In October 1998, the Company declared a dividend of one Preferred Stock Purchase Right (a "Right") for each outstanding share of Company common stock on November 10, 1998. The Rights are not presently exercisable. Each Right entitles the holder, upon the occurrence of certain specified events, to purchase from the Company one ten-thousandth of a share of the Company's Series A Junior Participating Preferred Stock at a purchase price of $25 per one ten-thousandth of a share (the "Purchase Price"). The Rights further provide that each Right will entitle the holder, upon the occurrence of certain specified events, to purchase from the Company, common stock having a value of twice the Purchase Price and, upon the occurrence of certain other specified events, to purchase from another entity into which the Company is merged or which acquires 50% or more of the Company's assets or earnings power, common stock of such other entity having a value of twice the Purchase Price. In general, the Rights may be redeemed by the Company at a price of $0.01 per Right. The Rights expire on October 28, 2008.

     At December 31, 2000, 2,500 shares of authorized but unissued Preferred Stock have been reserved for future issuance regarding the Rights. In addition, authorized but unissued shares of common stock have been reserved for future issuance as follows:

Warrants....................................................          28,949
Options.....................................................       1,970,815
                                                                   ---------
                                                                   1,999,764
                                                                   =========

(13) STOCK OPTIONS AND WARRANTS

     The Company has entered into stock option agreements with certain officers, employees, directors and three Advisory Board members. At December 31, 2000, the Company had outstanding options to purchase 1,451,681 shares of common stock. The stock options generally expire ten years from the date of grant. Of the total number of options granted 861,076 of the outstanding options vest over a five-year period, 531,166 vest over a three-year period from their respective grant dates and 59,439 vest on the eighth anniversary following their grant date. For the year ended December 31, 2000, the Company recognized $62,873 in stock compensation expense related to the grant of 12,708 shares of stock to four directors. For the year ended December 31, 1999, the Company recognized $124,325 in stock compensation expense related to the grant of 24,500 shares of stock to an officer and to the extension of stock option vesting periods for three former officers.

                       NANOPHASE TECHNOLOGIES CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Exercise prices are determined by the Board of Directors and equal the estimated fair values of the Company's common stock at the grant date. The table below summarizes all option activity through December 31, 2000:

                                                                                             WEIGHTED
                                                   NUMBER OF                             AVERAGE EXERCISE
                                                    OPTIONS        EXERCISE PRICE             PRICE
                                                   ---------       ---------------       ----------------
Outstanding at January 1, 1998.................    1,438,989       $ .112 - 5.181             $2.471
Options granted during 1998....................      521,400        2.938 - 5.750              3.694
Options exercised during 1998..................     (128,356)       .112 - 3.886                .702
Options canceled during 1998...................      (50,648)       3.813 - 3.886              3.874
                                                   ---------
Outstanding at December 31, 1998...............    1,781,385        .112 - 5.750               2.916
Options granted during 1999....................      417,000        1.750 - 5.000              2.115
Options exercised during 1999..................     (170,867)       .112 - 1.727                .272
Options canceled during 1999...................     (174,274)       .432 - 5.250               3.641
                                                   ---------
Outstanding at December 31, 1999...............    1,853,244        .112 - 5.750               2.911
Options granted during 2000....................      335,675       6.312 - 11.625              7.777
Options exercised during 2000..................     (444,569)       .432 - 5.750               2.732
Options canceled during 2000...................     (292,669)       1.727 - 7.687              3.732
                                                   ---------
Outstanding at December 31, 2000...............    1,451,681        .112 - 11.625              3.876
                                                   =========

     Information with respect to stock options outstanding and stock options exercisable at December 31, 2000 follows:

                                                                 OPTIONS OUTSTANDING
                                              ----------------------------------------------------------
                                                                      WEIGHTED-AVERAGE
                                                     NUMBER              REMAINING          WEIGHTED-
                                                  OUTSTANDING         CONTRACTUAL LIFE       AVERAGE
                                              AT DECEMBER 31, 2000        (YEARS)         EXERCISE PRICE
                                              --------------------    ----------------    --------------
Range of Exercise Prices
$0.112-0.432..............................            71,150               3.515              $0.354
$1.727-2.375..............................           420,700               7.634               1.895
$2.813-3.886..............................           621,666               6.873               5.951
$5.000-6.313..............................            28,740               8.023               5.616
$7.625-11.625.............................           309,425               9.405               7.824
                                                   ---------
                                                   1,451,681
                                                   =========

                                                                 OPTIONS EXERCISABLE
                                              ----------------------------------------------------------
                                                     NUMBER                                 WEIGHTED-
                                                  EXERCISABLE                                AVERAGE
                                              AT DECEMBER 31, 2000                        EXERCISE PRICE
                                              --------------------                        --------------
Range of Exercise Prices
$0.112-0.432..............................            71,150                                  $0.354
$2.813-3.886..............................           153,520                                   1.814
$5.000-6.313..............................           314,791                                   3.697
$7.625-11.625.............................            10,072                                   5.172
                                                   ---------
                                                     549,533
                                                   =========

                       NANOPHASE TECHNOLOGIES CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     In connection with the issuance of Series C convertible preferred stock in 1993, the Company issued common stock purchase warrants for 662,287 shares at no additional cost to the Series C convertible preferred stockholders. At the Company's initial public offering on November 26, 1997, all preferred stock shares were converted to common stock shares. These warrants have an exercise price of $1.123 per share and expire upon the tenth anniversary of issuance. In July of 1998, 232,491 warrants were converted, via a cashless exchange, into 162,868 shares of common stock. No warrants were converted in 1999. For the year ended December 31, 2000, 400,847 warrants were converted to common stock, of which 267,231 warrants were converted, via a cashless exchange into 238,963 shares of common stock, and 133,616 warrants were exercised for $150,000. At December 31, 2000, 28,949 warrants remain outstanding.

     The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB No. 123 requires use of option valuation models that were not developed for the use in valuing employee stock options. Pro forma information regarding net income is required by FASB No. 123, which also requires that the information be determined as if the Company had accounted for the employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2000, 1999, and 1998: U.S. government zero coupon 7-year bond interest rates ranging from 4.6% to 6.9%, depending upon the specific grant date of the options; a dividend yield of zero percent; and a weighted-average expected life of the option of 7 years. The volatility factor used was 25%. The weighted average fair value of the options granted during 2000, 1999, and 1998 was $3.263, $0.885, and $ 1.505 per share, respectively.

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

     For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the respective option. Because FASB No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma impact will not be fully reflected until 2002. The Company's pro forma net loss would be $4,789,332, $5,456,516, and $5,922,570 and the pro forma net loss per share, basic and diluted, would be $0.36, $0.43, and $0.48 for the years ended December 31, 2000, 1999, and 1998, respectively.

(14)  401(K) PROFIT-SHARING PLAN

     The Company has a 401(k) profit-sharing plan covering substantially all employees who meet defined service requirements. The plan provides for deferred salary contributions by the plan participants and a maximum contribution by the Company not to exceed 3% of the participant's salary. In 2000, the Company contribution under this plan was $42,026. There was no contribution in 1999 or 1998.

(15)  RELATED PARTY TRANSACTIONS

     The Company has an ongoing consulting agreement with a director/stockholder. Payments under this agreement amount to $2,000 per month.

                       NANOPHASE TECHNOLOGIES CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(16)  SIGNIFICANT CUSTOMERS

     Revenue from two customers constituted approximately 68.5% and 10.0%, respectively, of the Company's 2000 revenue. Revenue from three customers constituted approximately 33.8%, 9.9%, and 9.7%, respectively, of the Company's 1999 revenue. Revenue from four customers constituted approximately 16.9%, 14.0%, 13.4% and 11.5% respectively, of the Company's 1998 revenue.

(17)  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           FIRST         SECOND          THIRD         FOURTH
                                          QUARTER        QUARTER        QUARTER        QUARTER
                                        -----------    -----------    -----------    -----------
2000
Total revenue.......................    $   618,921    $ 1,105,336    $ 1,354,951    $ 1,194,145
Loss from operations................     (1,717,784)    (1,552,282)    (1,024,466)    (1,412,394)
Net loss............................     (1,434,559)    (1,252,767)      (715,241)    (1,115,760)
Basic and diluted loss per share....          (0.11)         (0.09)         (0.05)         (0.08)
1999
Total revenue.......................    $   324,998    $   329,211    $   365,197    $   405,441
Loss from operations................     (1,864,951)    (1,869,641)    (1,572,137)      (976,953)
Net loss............................     (1,575,902)    (1,582,033)    (1,287,012)      (672,120)
Basic and diluted loss per share....          (0.13)         (0.12)         (0.10)         (0.05)

(18)  CONTINGENT LIABILITIES

     Five separate complaints were filed in the United States District Court for the Northern District of Illinois, each alleging that the Company, certain of its officers and directors, and the underwriters of the Company's initial public offering of Common Stock (the "Offering") are liable under the federal Securities Act of 1933 for making supposedly negligent or reckless material misstatements or omissions of fact in the Registration Statement and Prospectus relating to the Offering. A consolidated complaint was filed in those cases in October 1998. The consolidated complaint alleges that the action should be maintained as (i) a plaintiff class action on behalf of certain persons who purchased the Common Stock from November 26, 1997 through January 8, 1998, and
(ii) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint seeks unquantified damages, pre- and post-judgment interest, attorneys' and expert witness fees. The consolidated complaint also seeks rescission of plaintiffs' purchases of the Common Stock. In October 1999, the Court granted in part and denied in part defendants' motions to dismiss the consolidated complaint. In its ruling, the Court in part found that plaintiffs who did not purchase their Common Stock during the Offering could not sue under Section 12(a)(2) of the Securities Act of 1933. Each defendant's respective answer to the remaining claims in the consolidated complaint was filed in November 1999.

     Following certain discovery, the Company agreed to settle all claims against all defendants in the consolidated complaint for $4,025,000. The settlement is not an admission of liability by any party. Because the settlement has been funded by the Company's directors and officers liability insurance, the settlement payment will not have a material adverse effect on the Company's financial condition or results of operations. The Court ordered preliminary approval of the settlement on December 6, 2000. The settlement remains subject to the Court's final approval at a hearing scheduled for March 27, 2001.

     The above-described settlement will not resolve a separate complaint filed in the Northern District of Illinois in November 1998, alleging that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal Securities Exchange Act of 1934 for making supposedly fraudulent material misstatements and omissions of fact in connection with the solicitation

                       NANOPHASE TECHNOLOGIES CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

of consents to proceed with the Offering from certain of the Company's preferred stockholders. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of certain former preferred stockholders whose shares of preferred stock were converted into Common Stock on or about the date of the Offering. The complaint seeks unquantified damages, pre- and post-judgment interest, attorneys' and expert witness fees. In March 1999, the preferred stockholders' complaint was reassigned to the judge hearing the consolidated complaint described above. All defendants subsequently filed a motion to dismiss the preferred stockholders' complaint. In August 2000, the Court denied that motion, finding that the preferred stockholders' allegations were pleaded sufficiently to permit their claims to proceed. Each defendant's respective answer to the preferred stockholders' complaint was filed in September 2000. Discovery currently is pending.

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

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                       ADDITIONS
                                         ---------------------------------------------------------------------
                                          BALANCE
                                         BEGINNING     COSTS AND      OTHER                       BALANCE AT
             DESCRIPTION                 OF PERIOD      EXPENSES     ACCOUNTS    DEDUCTIONS      END OF PERIOD
             -----------                 ---------     ---------     --------    ----------      -------------
Year ended December 31, 1998:
Allowance for doubtful accounts......    $   19,276    $  125,623     $5,005      $ 64,904(1)     $    85,000
                                         ==========    ==========     ======      ========        ===========
Allowance for excess inventory
  quantities accounts................    $       --    $  190,633     $   --      $     --        $   190,633
                                         ==========    ==========     ======      ========        ===========
Deferred tax asset valuation
  account............................    $5,360,000    $2,303,000     $   --      $     --        $ 7,663,000
                                         ==========    ==========     ======      ========        ===========
Year ended December 31, 1999:
Allowance for doubtful accounts......    $   85,000    $   54,068     $   --      $ 19,068(1)     $   120,000
                                         ==========    ==========     ======      ========        ===========
Allowance for excess inventory
  quantities accounts................    $  190,633    $   69,581     $   --      $     --        $   260,214
                                         ==========    ==========     ======      ========        ===========
Deferred tax asset valuation
  account............................    $7,663,000    $1,930,000     $   --      $     --        $ 9,593,000
                                         ==========    ==========     ======      ========        ===========
Year ended December 31, 2000:
                                         ==========    ==========     ======      ========        ===========
Allowance for doubtful accounts......    $  120,000    $       --     $   --      $ 38,550(1)     $    81,450
                                         ==========    ==========     ======      ========        ===========
Allowance for excess inventory
  quantities accounts................    $  260,214    $       --     $   --      $168,627(2)     $    91,587
                                         ==========    ==========     ======      ========        ===========
Deferred tax asset valuation
  account............................    $9,593,000    $3,496,000     $   --      $     --        $13,089,000
                                         ==========    ==========     ======      ========        ===========

---------------

(1) Uncollectible accounts written off.

(2) Reduction in inventory allowance as a result of the sale of inventories for which an allowance had previously been provided.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2001.

                                          NANOPHASE TECHNOLOGIES CORPORATION

                                          By:       /s/ JOSEPH CROSS
                                            ------------------------------------
                                                        Joseph Cross
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 2000.

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

             /s/ DONALD S. PERKINS                  Chairman of the Board and Director
------------------------------------------------
               Donald S. Perkins

           /s/ EDWARD E. HAGENLOCKER                Director
------------------------------------------------
             Edward E. Hagenlocker

              /s/ JAMES A. MCCLUNG                  Director
------------------------------------------------
                James A. McClung

               /s/ JERRY PEARLMAN                   Director
------------------------------------------------
                 Jerry Pearlman

               /s/ RICHARD SIEGEL                   Director
------------------------------------------------
                 Richard Siegel

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

EXHIBIT
NUMBER
-------
10.13*     Employment Agreement dated as of September 3, 1996 between the Company and Dennis J. Nowak, incorporated by reference to Exhibit 10.5 to the IPO S-1.
10.14*     Consulting Agreement dated as of June 25, 1999 between the
           Company and Dennis J. Nowak incorporated by reference to
           Exhibit 10.14 to the 1999 10-K.
10.15*     Employment Agreement dated as of November 9, 1999 between
           the Company and Joseph Cross, incorporated by reference to
           Exhibit 10.15 to the 1999 10-K.
10.16*     Employment Agreement dated as of February 15, 1999 between the Company and Gina Kritchevsky, incorporated by reference to Exhibit 10.18 to the 1998 10-K.
10.17*     Employment Agreement dated as of March 15, 1999 between the
           Company and Daniel S. Bilicki, incorporated by reference to
           Exhibit 10.19 to the 1998 10-K.
10.18*     Employment Agreement dated as of June 1, 1999 between the
           Company and Donald Freed incorporated by reference to
           Exhibit 10.19 to the 1999 10-K.
10.19*     Form of Options Agreement under the Stock Option Plan,
           incorporated by reference to Exhibit 4.5 to the Company's
           Registration Statement on Form S-8 (File No. 333-53445).
10.20*     Consulting and Severance Agreement dated October 28, 1998
           between the Company and John C. Parker, incorporated by
           reference to Exhibit 10.21 to the 1998 10-K.
10.21**    Zinc Oxide Supply Agreement dated as of September 16, 1999 between the Company and BASF Corporation, as assignee,
           incorporated by reference to Exhibit 10.22 to the 1999 10-K.
10.22*     Employment Agreement dated as of November 2, 2000 between
           the Company and Robert Haines.
10.23      Lease Agreement between Centerpointe Properities Trust and the Company, dated June 15, 2000.
10.24***   Amendment No. 1 to Zinc Oxide Supply Agreement dated as of
           January, 2001 between the Company and BASF Corporation.
10.25      Promissory Note dated as of September 14, 2000 between the
           Company and BASF Corporation.
11         Statement regarding computation of loss per share.
23         Consent of Ernst & Young LLP.

---------------
  * Management contract or compensatory plan or arrangement.

 ** Confidentiality previously requested for portions of this agreement. The
    Company has disclosed that such agreement is with BASF Corporation, as assignee.

*** Confidentially Requested, confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.