Form 10-K/A
period 2000-12-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2001-04-11
CIK 883107

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

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
                         PREFERRED STOCK PURCHASE RIGHTS


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. Yes    No X
                                ---   ---

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on March 20, 2001 was $84,709,008.

     The number of shares outstanding of the registrant's Common Stock, par value $.01, as of March 20, 2001 was 13,621,549.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Definitive Proxy Statement in connection with the registrant's 2001 Annual Meeting of Stockholders to be held on June 5, 2001 are incorporated by reference into Part III of this Report on Form 10-K, as amended hereby.
================================================================================

     We are filing this amendment to our Annual Report of Form 10-K to correct a typographical error in Item 6 of Part II. In the previous filing, the year 2000 net loss number was stated as $4,518,327 in the selected financial data schedule in Item 6. The correct number as properly reported elsewhere in the previous filing is ($4,518,327), as set forth below.

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


                                                                     YEARS ENDED DECEMBER 31,
                                               -------------------------------------------------------------------
                                                   2000          1999          1998         1997          1996
                                               -------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Product revenue............................    $ 3,824,159   $ 1,128,861   $ 1,140,845   $   924,763   $   249,017
Other revenue..............................        449,194       295,986       162,944     2,798,729       236,019
Governmental research contracts............             --            --            --            --       110,770
                                               -----------   -----------   -----------   -----------   -----------
Total revenue..............................      4,273,353     1,424,847     1,303,789     3,723,492       595,806
Cost of revenue............................      4,754,485     2,610,667     3,221,996     3,935,766     4,019,484
Research and development expense...........      1,837,036     1,456,126     1,504,127       990,331       677,284
Selling, general and administrative expense      3,388,758     3,641,736     3,594,946     2,074,728     1,661,504
                                               -----------   -----------   -----------   -----------    ----------
Total operating expense....................      9,980,279     7,708,529     8,321,069     7,000,825     6,358,272
                                               -----------   -----------   -----------   -----------    ----------
Operating loss.............................     (5,706,926)   (6,283,682)   (7,017,280)   (3,277,333)   (5,762,466)
Interest income............................      1,188,599     1,166,615     1,539,400       204,863       184,778
Provision for income taxes.................             --            --      (156,000)           --            --
                                               -----------   -----------   -----------   -----------   -----------
Net loss...................................    $(4,518,327)  $(5,117,067)  $(5,633,880)  $(3,072,470)  $(5,577,688)
                                               ===========   ===========   ===========   ===========   ===========
Net loss per share-basic and diluted.......    $     (0.34)  $     (0.40)  $     (0.45)
                                               ===========   ===========   ===========
Shares used in computing the net loss per
share......................................     13,390,741    12,690,483    12,416,305


                                               ----------------------------------------------------------------------
                                                                           AS OF DECEMBER 31,
                                               ----------------------------------------------------------------------
                                                    2000         1999         1998         1997           1996
                                               ----------------------------------------------------------------------
BALANCE SHEET DATA:
Cash and cash equivalents..................    $   473,036   $   624,509   $   363,394   $ 3,988,368   $   617,204
Working capital............................     18,356,349    21,831,264    26,535,018    32,038,915     3,070,789
Total assets...............................     23,830,163    25,677,539    30,453,988    36,196,569     5,539,634
Total stockholders' equity.................     21,007,745    24,161,323    29,107,590    34,651,334     5,110,450

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of April, 2001.

                               NANOPHASE TECHNOLOGIES CORPORATION


                                     By:   /s/ Joseph Cross
                                        ----------------------------------------
                                           Joseph Cross
                                           President and Chief Executive Officer