Form 10-Q
period 2001-03-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2001-05-15
CIK 883107

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                     -------------------------------------

                                   Form 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended:  March 31, 2001

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

      Registrant's telephone number, including area code: (630) 771-6708

                     -------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___
                                               ---

     As of May 9, 2001, there were outstanding 13,625,329 shares of Common Stock, par value $.01, of the registrant.

                      NANOPHASE TECHNOLOGIES CORPORATION

                         QUARTER ENDED MARCH 31, 2001

                                     INDEX

                                                                                                     Page
                                                                                                     ----
PART I - FINANCIAL INFORMATION....................................................................      3
  Item 1. Financial Statements....................................................................      3
          Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000...................      3
          Statements of Operations (unaudited) for the three months ended March 31, 2001
           and 2000...............................................................................      4
          Statements of Cash Flows (unaudited) for the three months ended March 31, 2001
           and 2000...............................................................................      5
          Notes to Financial Statements (unaudited)...............................................      6
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...      8
  Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................     10

PART II - OTHER INFORMATION.......................................................................     11
  Item 1. Legal Proceedings.......................................................................     11
  Item 2. Changes in Securities and Use of Proceeds...............................................     11
  Item 6  Exhibits and Reports on Form 8-K........................................................     11

SIGNATURES........................................................................................     12

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      NANOPHASE TECHNOLOGIES CORPORATION

                                BALANCE SHEETS

                                                                                    March 31,         December 31,
                                 ASSETS                                               2001               2000
                                                                                ----------------   -----------------
                                                                                  (Unaudited)
Current assets:
      Cash and cash equivalents                                                 $        523,056   $         473,036
      Investments                                                                     14,355,522          16,831,721
      Trade accounts receivable, less allowance for doubtful accounts
          of $81,450 at March 31, 2001 and  December 31, 2000                          1,276,467           1,238,334
      Other receivable, net                                                              174,080             144,818
      Inventories, net                                                                 1,409,927             892,674
      Prepaid expenses and other current assets                                          724,973             770,200
                                                                                ----------------   -----------------
          Total current assets                                                        18,464,025          20,350,783
      Equipment and leasehold improvements, net                                        4,038,739           3,266,245
      Other assets, net                                                                  227,106             213,135
                                                                                ----------------   -----------------
                                                                                $     22,729,870   $      23,830,163
                                                                                ================   =================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Short-term borrowings                                                     $        291,444   $         285,316
      Accounts payable                                                                   932,233             824,338
      Accrued expenses                                                                   819,837             884,780
                                                                                ----------------   -----------------
          Total current liabilities                                                    2,043,514           1,994,434

Long-term debt                                                                           752,784             827,984

Contingent liabilities:                                                                        -                   -

Stockholders' equity:
      Preferred stock, $.01 par value, 24,088 shares authorized and
          no shares issued and outstanding                                                     -                   -
      Common stock, $.01 par value, 25,000,000 shares authorized; 13,621,549 and 13,593,914 shares issued and outstanding at March 31, 2001 and
      December 31, 2000, respectively                                                    136,215             135,939
      Additional paid-in capital                                                      49,930,585          49,885,751
      Accumulated deficit                                                            (30,133,228)        (29,013,945)
                                                                                ----------------   -----------------
          Total stockholders' equity                                                  19,933,572          21,007,745
                                                                                ----------------   -----------------
                                                                                $     22,729,870   $      23,830,163
                                                                                ================   =================

                      See Notes to Financial Statements.

                      NANOPHASE TECHNOLOGIES CORPORATION

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                  Three months ended
                                                             -----------------------------
                                                                        March 31,
                                                                 2001            2000
                                                             ------------     ------------
Revenue:
     Product revenue                                         $    980,174     $    487,171
     Other revenue                                                 91,750          131,750
                                                             ------------     ------------
          Total revenue                                         1,071,924          618,921

Operating expense:
     Cost of revenue                                              850,373          818,753
     Research and development expense                             437,670          589,662
     Selling, general and administrative expense                1,135,953          928,290
                                                             ------------     ------------
               Total operating expense                          2,423,996        2,336,705
                                                             ------------     ------------
Loss from operations                                           (1,352,072)      (1,717,784)
Interest income                                                   232,789          283,225
                                                             ------------     ------------
Loss before provision for income taxes                         (1,119,283)      (1,434,559)
Provision for income taxes                                              -                -
                                                             ------------     ------------
Net loss                                                     $ (1,119,283)    $ (1,434,559)
                                                             ============     ============

Net loss per share - basic and diluted                       $      (0.08)    $      (0.11)
                                                             ============     ============

Weighted average number of common
     shares outstanding                                        13,613,190       13,008,964
                                                             ============     ============

                      See Notes to Financial Statements.

                      NANOPHASE TECHNOLOGIES CORPORATION

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                              Three months ended
                                                                 March 31,
                                                         2001                  2000
                                                    --------------        --------------
Operating Activities:
Net loss                                            $   (1,119,283)       $   (1,434,559)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization                         180,642               179,754
     Allowance for excess inventory quantities              (1,612)              (48,243)
     Provision for asset write-down                         14,086                     -
   Changes in assets and liabilities
     related to operations:
     Trade accounts receivable                             (38,133)             (310,623)
     Other receivable                                      (29,262)             (241,170)
     Inventories                                          (515,641)             (172,013)
     Prepaid expenses and other assets                      29,838               (17,877)
     Accounts payable                                      107,895                36,654
     Accrued liabilities                                   (64,943)               53,101
                                                    --------------        --------------
Net cash used in operating activities                   (1,436,413)           (1,954,976)
Investing Activities:
Acquisition of equipment and
   leasehold improvements                                 (965,804)              (53,972)
Purchases of held-to-maturity
   investments                                         (23,351,733)          (35,378,736)
Maturities of held-to-maturity
   investments                                          25,827,932            36,600,277
                                                    --------------        --------------
Net cash provided by investing activities                1,510,395             1,167,569
Financing Activities:
Principal payment on debt obligation                       (69,072)                    -
Proceeds from sale of common stock                          45,110               972,482
                                                    --------------        --------------
Net cash (used in) provided by financing
   activities                                              (23,962)              972,482
                                                    --------------        --------------
Increase in cash and cash
   equivalents                                              50,020               185,075
Cash and cash equivalents at
   beginning of period                                     473,036               624,509
                                                    --------------        --------------
Cash and cash equivalents at end
   of period                                        $      523,056        $      809,584
                                                    ==============        ==============

                       See Notes to Financial Statements

                      NANOPHASE TECHNOLOGIES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

(1) Basis of Presentation

     The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (the "Company") reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

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

     Revenue from international sources approximated $506,000 and $137,400 for the three months ended March 31, 2001 and 2000, respectively.

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

(4) Inventories

        Inventories consist of the following:

                                                                  March 31, 2001    December 31, 2000
                                                                  --------------    -----------------
Raw materials..................................................   $      282,753    $         328,786
Finished goods.................................................        1,217,149              655,475
                                                                  --------------    -----------------
                                                                       1,499,902              984,261
Allowance for excess inventory quantities......................          (89,975)             (91,587)
                                                                  --------------    -----------------
                                                                  $    1,409,927    $         892,674
                                                                  ==============    =================

(5) Stock Options and Warrants

     During the three months ended March 31, 2001, 27,635 shares of Common Stock were issued pursuant to option exercises, compared to 312,656 shares of Common Stock in the same period in 2000. In the same three-month period in 2000, 372,579 shares of Common Stock were issued pursuant to warrant exercises.

(6) Contingent Liabilities

     Five separate complaints were filed in the United States District Court for the Northern District of Illinois, each alleging that the Company, certain of its officers and directors, and the underwriters of the Company's initial public offering of Common Stock (the "Offering") were liable under the federal Securities Act of 1933 for making supposedly negligent or reckless material misstatements or omissions of fact in the Registration Statement and Prospectus relating to the Offering. A consolidated complaint was filed in those cases in October 1998. The consolidated complaint alleged that the action should be maintained as (i) a plaintiff class action on behalf of certain persons who purchased the Common Stock from November 26, 1997 through January 8, 1998, and
(ii) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint sought unquantified damages, pre- and post-judgment interest, attorneys' and expert witness fees. In October 1999, the Court granted in part and denied in part defendants' motions to dismiss the consolidated complaint. In its ruling, the Court in part found that plaintiffs who did not purchase their Common Stock during the Offering could not sue under
Section 12(a)(2) of the Securities Act of 1933. Each defendant's respective answer to the remaining claims in the consolidated complaint was filed in November 1999.

     Following certain discovery, the Company agreed to settle all claims against all defendants in the consolidated complaint for $4,025,000. The settlement is not an admission of liability by any party. Because the settlement has been funded by the Company's directors and officers liability insurance, the settlement payment has not had a material adverse effect on the Company's financial condition or results of operations. The Court ordered final approval of the settlement and dismissed the consolidated complaint with prejudice as to all defendants on March 27, 2001.

     The above-described settlement did not resolve a separate complaint filed in the Northern District of Illinois in November 1998, alleging that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal Securities Exchange Act of 1934 for making supposedly fraudulent material misstatements and omissions of fact in connection with the solicitation of consents to proceed with the Offering from certain of the Company's preferred stockholders. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of certain former preferred stockholders whose shares of preferred stock were converted into Common Stock on or about the date of the Offering. The complaint seeks unquantified damages, pre- and post-judgment interest, attorneys' and expert witness fees. In March 1999, the preferred stockholders' complaint was reassigned to the judge hearing the consolidated complaint described above. All defendants subsequently filed a joint motion to dismiss the preferred stockholders' complaint. In August 2000, the Court denied that motion, finding that the preferred stockholders' allegations were pleaded sufficiently to permit their claims to proceed. Each defendant's respective answer to the preferred stockholders' complaint was filed in September 2000. Discovery currently is pending.

     Pursuant to the underwriting agreement for the Offering, the Company has agreed to pay the underwriters' attorneys' fees in all the above-described litigation. The Company and the defendant directors and officers each have retained counsel and intend to defend vigorously against the preferred stockholders' complaint. Although the Company believes that the allegations of that complaint are without merit, it is not feasible for the Company to predict at this time the outcome of this litigation or whether its resolution could have a material adverse effect on the Company's results of operations or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Since January 1, 1997, Nanophase Technologies Corporation (the "Company") has been engaged in the commercial production and sale of its nanocrystalline materials. All of the Company's revenue since January 1, 1997 has been generated through commercial sources. From its inception in November 1989 through March 31, 2001, the Company has been primarily capitalized through the private offering of approximately $19,558,000 of equity securities and its initial public offering of $28,838,000 of the Company's common stock (the "Common Stock"), each net of issuance costs. The Company has incurred cumulative losses of $30,133,228 from inception through March 31, 2001.

Results of Operations

     Revenue is recorded from products when title transfers, other revenue is recorded when specific milestones are met regarding development arrangements or when the Company licenses its technology and transfers proprietary information. Total revenue increased to $1,071,924 for the three months ended March 31, 2001, compared to $618,921 for the same period in 2000. The increase in total revenue was primarily attributed to an increase in product revenue. Product revenue increased to $980,174 for the three months ended March 31, 2001, compared to $487,171 for the same period in 2000. Other revenue decreased to $91,750 for the three-month period ended March 31, 2001, compared to $131,750 for the same period in 2000. The majority of the revenue generated during the three months ended March 31, 2001 was from customers in the healthcare and catalyst markets.

     Cost of revenue generally includes costs associated with commercial production, customer development arrangements, the transfer of technology, and licensing fees. Cost of revenue increased to $850,373 for the three months ended March 31, 2001, compared to $818,753 for the same period in 2000. The increase in cost of revenue was generally attributed to increased product sales, somewhat offset by a favorable product mix and efficiencies in the manufacture of the Company's products. Cost of revenue as a percentage of total revenue decreased for the three months ended March 31, 2001, compared to the same period in 2000, due primarily to the increase in total revenue and enhanced by a favorable product mix and efficiencies in the manufacture of the Company's products.

     Research and development expense primarily consists of costs associated with the Company's development or acquisition of new product applications and coating formulations and the cost of enhancing the Company's manufacturing processes. Research and development expense decreased to $437,670 for the three months ended March 31, 2001, compared to $589,662 for the same period in 2000. The decrease in research and development expense was largely attributed to more research personnel being hired in this period in 2000, to whom the Company paid negotiated bonuses and recruiting and relocation costs, than for the same period in 2001. The Company expects to increase its research and development expense for the remainder of 2001 in connection with its plans to continue to enhance and expand its product lines, technologies and manufacturing processes.

     Selling, general and administrative expense increased to $1,135,953 for the three-month period ended March 31, 2001, compared to $928,290 for the same period in 2000. The net increase was primarily attributed to rent and associated expenses relating to the Company's new facility, insurance, and increased printing costs. These increases were somewhat offset by reductions in legal expenses and expenditures for marketing and promotional materials.

     Interest income decreased to $232,789 for the three-month period ended March 31, 2001, compared to $283,225 for the same period in 2000. This decrease was primarily due to a reduction in funds available for investment, somewhat offset by an increase in investment yields.

Liquidity and Capital Resources

     The Company's cash, cash equivalents and investments amounted to $14,878,578 at March 31, 2001, compared to $17,304,757 at December 31, 2000. The net cash used in the Company's operating activities was $1,436,413 for the three months ended March 31, 2001, compared to $1,954,976 for the same period in 2000. The net cash used in operating activities for the three-month period ended March 31, 2001 was primarily for the further development of product applications, the funding of research and development activities and sales efforts, and the funding of inventory levels, partially offset by an increase in accounts payable. Net cash provided by investing activities through maturities of securities previously purchased, offset by capital expenditures and purchases of securities in which cash is invested pending its use for operating activities and expansion of the Company's manufacturing facilities, amounted to $1,510,395 for the three months ended March 31, 2001, compared to $1,167,569 of net cash provided by investing activities for the same period in 2000. Capital expenditures, primarily related to the expansion of the Company's existing manufacturing facilities and the purchase of operating equipment, amounted to $965,804 for the three months ended March 31, 2001, compared to $53,972 for the same period in 2000. Net cash used in financing activities, which related to principal payments on a debt obligation, somewhat offset by the issuance of shares of Common Stock pursuant to the exercise of options, amounted to $23,962 for the three-month period ended March 31, 2001, compared to net cash provided by financing activities of $972,482 for the same period in 2000.

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

     At March 31, 2001, the Company had a net operating loss carryforward of approximately $33.2 million for income tax purposes. Because the Company may have experienced "ownership changes" within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2015. As a result of the annual limitation, a portion of this carryforward may expire before ultimately becoming available to reduce income tax liabilities. At March 31, 2001, the Company also had a foreign tax credit carryforward of $156,000, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire in 2013 if not utilized before that date.

Legal Proceedings

     See Note 6 to the Financial Statements for additional information.

Safe Harbor Provision

     Because the Company wants to provide investors with more meaningful and useful information, the Quarterly Report on Form 10-Q contains certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended). Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect the Company's current expectations regarding its future results of operations, performance, and achievements and are based on information currently available to the Company. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "intends," "believes," "estimates," "expects," "plans," and similar expressions. These statements are subject to certain risks, uncertainties, and factors which could cause the Company's actual results, performance, and achievements in 2001 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, and factors include, without limitation: uncertain demand for, and acceptance of, the Company's nanocrystalline materials; the Company's dependence on a limited number of key customers; the Company's limited manufacturing capacity and experience; the Company's limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; the Company's dependence on patents and protection of proprietary information; the resolution of litigation the Company is involved in; and other risks set forth in the Company's previous filings with the Securities and Exchange Commission. Readers of this Quarterly Report on Form 10-Q should not place undue reliance on any forward-looking statements. The Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to interest rate risk on its investment portfolio. A 1% fluctuation in interest rate would result in a change in the portfolio earnings of approximately $140,000 per year.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        See Note 6 to the Financial Statements for additional information.

Item 2. Changes in Securities and Use of Proceeds

        On November 26, 1997 (the "Effective Date"), the Company's Registration Statement on Form S-1 (File No. 333-36937) relating to the Company's initial public offering of common stock (the "Offering") was declared effective by the Securities and Exchange Commission. Since the Effective Date, of its $28,837,936 of net proceeds from the Offering, the Company has used approximately $3,765,000 for capital expenditures primarily related to the further expansion of the Company's existing manufacturing facility and the purchase of operating equipment and $10,194,000 for working capital and other general corporate purposes. The remainder of the net proceeds has been invested by the Company, pending its use, in short-term, investment grade, interest-bearing obligations.

Item 6. Exhibits and Reports on Form 8-K

        A.  Exhibits.

            None.

        B.  Reports on Form 8-K.

            The Company did not file any Current Reports on Form 8-K during the first quarter of 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NANOPHASE TECHNOLOGIES CORPORATION


Date: May 14, 2001                 By: /s/ JOSEPH E. CROSS
                                       --------------------------------
                                       Joseph E. Cross
                                       President, Chief Executive Officer
                                       (principal executive  officer) and a
                                       Director



Date: May 14, 2001                 By: /s/ JESS JANKOWSKI
                                        -------------------------------
                                       Jess Jankowski
                                       Acting Chief Financial Officer, Corporate
                                       Controller, Treasurer and Secretary
                                       (principal financial and chief accounting
                                       officer)