Form 10-Q
period 2001-06-30
NANOPHASE TECHNOLOGIES CORPORATION
filed 2001-08-13
CIK 883107

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended:  June 30, 2001

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

                               ----------------

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

     As of August 10, 2001, there were outstanding 13,704,760 shares of common stock, par value $.01, of the registrant.

                      NANOPHASE TECHNOLOGIES CORPORATION

                          QUARTER ENDED JUNE 30, 2001

                                     INDEX

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION............................................    3
  Item 1. Financial Statements............................................    3
          Balance Sheets as of June 30, 2001 (unaudited) and
            December 31, 2000.............................................    3
          Statements of Operations (unaudited) for the three months ended
            June 30, 2001 and 2000 and the six months ended June 30, 2001
            and 2000......................................................    4
          Statements of Cash Flows (unaudited) for the six months ended
            June 30, 2001 and 2000........................................    5
          Notes to Financial Statements (unaudited).......................    6
  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................    8
  Item 3. Quantitative and Qualitative Disclosures About Market Risk......   10

PART II - OTHER INFORMATION...............................................   11
  Item 1. Legal Proceedings...............................................   11
  Item 2. Changes in Securities and Use of Proceeds.......................   11
  Item 4. Submissions of Matters to a Vote of Security Holders............   11
  Item 5. Other Information...............................................   12
  Item 6. Exhibits and Reports on Form 8-K................................   12

SIGNATURES................................................................   13


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       NANOPHASE TECHNOLOGIES CORPORATION

                                 BALANCE SHEETS

                                                                                     June 30,           December 31,
                                                                                       2001                 2000
                                                                                   -------------        -------------
                                                                                    (Unaudited)
                                   ASSETS
Current assets:
  Cash and cash equivalents.................................................         $   995,065         $    473,036
  Investments...............................................................          11,784,333           16,831,721
  Trade accounts receivable, less allowance for doubtful accounts                                           1,238,334
    of $200,000 at June 30, 2001 and $81,450 at December 31, 2000...........             541,546
  Other receivable, net.....................................................              93,466              144,818
  Inventories, net..........................................................           2,034,359              892,674
  Prepaid expenses and other current assets.................................             691,151              770,200
                                                                                     -----------         ------------
    Total current assets....................................................          16,139,920           20,350,783
Equipment and leasehold improvements, net...................................           6,697,507            3,266,245
Other assets, net...........................................................             263,310              213,135
                                                                                     -----------         ------------
                                                                                     $23,100,737         $ 23,830,163
                                                                                     ===========         ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings.....................................................         $   308,707         $    285,316
  Accounts payable..........................................................           1,583,283              824,338
  Accrued expenses..........................................................             887,969              884,780
                                                                                     -----------         ------------
    Total current liabilities...............................................           2,779,959            1,994,434
  Long-term debt............................................................           1,433,667              827,984
Contingent liabilities......................................................                   -                    -

Stockholders' equity:
Preferred stock, $.01 par value, 24,088 shares authorized and
  no shares issued and outstanding..........................................                   -                    -
Common stock, $.01 par value, 25,000,000 shares authorized;
  13,699,760 and 13,593,914 shares issued and outstanding at June 30, 2001
  and December 31, 2000, respectively.......................................             136,998              135,939
Additional paid-in capital..................................................          50,170,062           49,885,751
Accumulated deficit.........................................................         (31,419,949)         (29,013,945)
                                                                                     -----------         ------------
  Total stockholders' equity................................................          18,887,111           21,007,745
                                                                                     -----------         ------------
                                                                                     $23,100,737         $ 23,830,163
                                                                                     ===========         ============

                      See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Three months ended June 30,                  Six months ended June 30,
                                           ---------------------------------------     ----------------------------------------
                                                 2001                   2000                   2001                  2000
                                           ----------------     ------------------     ------------------     -----------------
Revenue:
  Product revenue......................     $       957,314      $       1,000,836      $       1,937,489      $      1,488,007
  Other revenue........................              92,065                104,500                183,815               236,250
                                            ---------------      -----------------      -----------------      ----------------
    Total revenue......................           1,049,379              1,105,336              2,121,304             1,724,257

Operating expense:
  Cost of revenue......................           1,006,749              1,305,233              1,857,122             2,123,985
  Research and development expense.....             362,519                452,950                800,189             1,042,612
  Selling, general and administrative
   expense.............................           1,090,995                899,435              2,226,949             1,827,725
                                            ---------------      -----------------      -----------------      ----------------
    Total operating expense............           2,460,263              2,657,618              4,884,260             4,994,322
                                            ---------------      -----------------      -----------------      ----------------
Loss from operations...................          (1,410,884)            (1,552,282)            (2,762,956)           (3,270,065)
Interest income........................             124,164                299,515                356,952               582,739
                                            ---------------      -----------------      -----------------      ----------------
Net loss...............................     $    (1,286,720)     $      (1,252,767)     $      (2,406,004)     $     (2,687,326)
                                            ===============      =================      =================      ================

Net loss per share- basic and diluted..     $         (0.09)     $           (0.09)     $           (0.18)     $          (0.20)
                                            ===============      =================      =================      ================

Weighted average number of common
 shares outstanding....................          13,643,771             13,451,344             13,628,562            13,230,156
                                            ===============      =================      =================      ================

                      See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         Six months ended June 30,
                                                                                  -----------------------------------
                                                                                      2001                   2000
                                                                                  ------------           ------------
Operating activities:
Net loss..............................................................            $ (2,406,004)          $ (2,687,326)
 Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization..................................                 379,755                355,998
       Allowance for excess inventory quantities......................                 (12,172)               (60,768)
       Provision for asset write-down.................................                  14,086                      -
 Changes in assets and liabilities related to operations:
       Trade accounts receivable......................................                 696,788               (752,430)
       Other receivable...............................................                  51,352               (365,121)
       Inventories....................................................              (1,129,513)              (123,267)
       Prepaid expense and other assets...............................                  25,072                (43,956)
       Accounts payable...............................................                 758,945                191,122
       Accrued liabilities............................................                   3,189                118,276
                                                                                  ------------           ------------
Net cash used in operating activities.................................              (1,618,502)            (3,367,472)

Investing activities:
Acquisition of equipment and leasehold improvements...................              (3,821,301)              (180,698)
Purchases of held-to-maturity investments.............................             (36,035,911)           (38,323,803)
Maturities of held-to-maturity investments............................              41,083,299             40,754,599
                                                                                  ------------           ------------
Net cash provided by investing activities.............................               1,226,087              2,250,098

Financing activities:
Principal payment on debt obligation..................................                (153,259)                     -
Proceeds from borrowing...............................................                 782,333                      -
Proceeds from sale of common stock....................................                 285,370                997,646
                                                                                  ------------           ------------
Net cash provided by financing activities.............................                 914,444                997,646
                                                                                  ------------           ------------
Increase (decrease) in cash and cash equivalents......................                 522,029               (119,728)
Cash and cash equivalents at beginning of period......................                 473,036                624,509
                                                                                  ------------           ------------
Cash and cash equivalents at end of period............................            $    995,065           $    504,781
                                                                                  ============           ============


                      See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

(1) Basis of Presentation

       The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (the "Company") reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

       Revenue from international sources approximated $625,000 and $267,500 for the six months ended June 30, 2001 and 2000, respectively.

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

(4) Inventories
Inventories consist of the following:

                                                            June 30, 2001         December 31, 2000
                                                           ---------------       -------------------

Raw materials...........................................  $       307,462       $           328,786
Finished goods..........................................        1,806,313                   655,475
                                                           ---------------       -------------------
                                                                2,113,775                   984,261

Allowance for excess inventory quantities...............          (79,416)                  (91,587)
                                                           ---------------       -------------------
                                                          $     2,034,359       $           892,674
                                                           ===============       ===================

                       NANOPHASE TECHNOLOGIES CORPORATION

                                  (Unaudited)

(5) Stock Options and Warrants

       During the six months ended June 30, 2001, 99,041 shares of Common Stock were issued pursuant to exercises of stock options, compared to 319,092 shares of Common Stock in the same period in 2000. In the same six-month period in 2000, 372,579 shares of Common Stock were issued pursuant to exercises of warrants.

(6) Contingent Liabilities

       Five separate complaints were filed in the United States District Court for the Northern District of Illinois, each alleging that the Company, certain of its officers and directors, and the underwriters of the Company's initial public offering of Common Stock ("the Offering") were liable under the federal Securities Act of 1933 for making supposedly negligent or reckless material misstatements or omissions of fact in the Registration Statement and Prospectus relating to the Offering. A consolidated complaint was filed in those cases in October 1998. The consolidated complaint alleged that the action should be maintained as (i) a plaintiff class action on behalf of certain persons who purchased the Common Stock from November 26, 1997 through January 8, 1998, and
(ii) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint sought unquantified damages, pre- and post-judgment interest, attorneys'and expert witness fees. After the Court granted in part and denied in part certain motions to dismiss the consolidated complaint, each defendant filed its respective answer to the remaining claims in the consolidated complaint in November 1999.

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

       The above-described settlement did not resolve a separate complaint filed in the Northern District of Illinois in November 1998, alleging that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal Securities Exchange Act of 1934 for making supposedly fraudulent material misstatements and omissions of fact in connection with the solicitation of consents to proceed with the Offering from certain of the Company's preferred stockholders. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of certain former preferred stockholders whose shares of preferred stock were converted into Common Stock on or about the date of the Offering. The complaint seeks unquantified damages, pre- and post-judgment interest, attorneys' and expert witness fees. After the Court denied defendants' joint motion to dismiss, each defendant filed its respective answer to the preferred stockholders' complaint in September 2000.

       Upon completing certain discovery, the Company recently reached an oral agreement in principle to settle all claims against all defendants in the preferred stockholders' complaint for $800,000, including up to an additional $50,000 for the cost of settlement administration. The Company anticipates that the settlement will be funded by the Company's directors and officers liability insurance, and that the settlement payment therefore will not have a material adverse effect on the Company's financial condition or results of operations. The tentative settlement is subject both to the parties preparing and signing a definitive Stipulation of Settlement, and to subsequent submission of that formal Stipulation to the Court for preliminary and final approval.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

       Since January 1, 1997, Nanophase Technologies Corporation (the "Company") has been engaged in the commercial production and sale of its nanocrystalline materials. All of the Company's revenue since January 1, 1997 has been generated through commercial sources. From its inception in November 1989 through June 30, 2001, the Company was primarily capitalized through the private offering of approximately $19,558,000 of equity securities and its initial public offering of $28,838,000 of the Company's common stock (the "Common Stock"), each net of issuance costs. The Company has incurred cumulative losses of $31,419,949 from inception through June 30, 2001.

Results of Operations

       Product revenue is recorded when title transfers, other revenue is recorded when specific milestones are met regarding development arrangements or when the Company licenses its technology and transfers proprietary information. Total revenue decreased to $1,049,379 for the three months ended June 30, 2001, compared to $1,105,336 for the same period in 2000. Total revenue increased to $2,121,304 for the six months ended June 30, 2001, compared to $1,724,257 for the same period in 2000. Product revenue decreased to $957,314 for the three months ended June 30, 2001, compared to $1,000,836 for the same period in 2000. Product revenue increased to $1,937,489 for the six months ended June 30, 2001, compared to $1,488,007 for the same period in 2000. Increases in total product revenue were attributed to additional customers and growth with existing customers. Other revenue decreased to $92,065 and $183,815 for the three and six-month periods ended June 30, 2001, compared to $104,500 and $236,250 for the same periods in 2000. The majority of the revenue generated during the three and six months ended June 30, 2001 was from customers in the healthcare and catalyst markets.

       Cost of revenue generally includes costs associated with commercial production, customer development arrangements, the transfer of technology, and licensing fees. Cost of revenue decreased to $1,006,749 and $1,857,122 for the three and six months, respectively, ended June 30, 2001, compared to $1,305,233 and $2,123,985 for the same periods in 2000. The decrease in cost of revenue was generally attributed to anticipated manufacturing cost-saving measures being recognized fully in production in the second quarter of 2001 and a favorable product mix. Cost of revenue as a percentage of total revenue decreased for the three and six months, respectively, ended June 30, 2001, compared to the same period in 2000, due primarily to efficiencies gained in the manufacture of the Company's products as well as a more favorable product mix, specifically in the three months ended March 31, 2001.

       Research and development expense primarily consists of costs associated with the Company's development or acquisition of new product applications and coating formulations and the cost of enhancing the Company's manufacturing processes. Research and development expense decreased to $362,519 and $800,189 for the three and six months, respectively, ended June 30, 2001, compared to $452,950 and $1,042,612 for the same periods in 2000. The decrease in research and development expense was largely attributed to the capitalization of a portion of engineering salaries attributed to the build out of the Company's new pilot manufacturing and powder coating facilities in the six months ended June 30, 2001, a reduction in fees and expenses paid to outside consultants in 2001, more research personnel being hired in this period in 2000, to whom the Company paid negotiated bonuses and recruiting and relocation costs, and fewer travel expenses being incurred for this period in 2001 than in the same period in 2000.

       Selling, general and administrative expense increased to $1,090,995 and $2,226,949 for the three and six-month periods, respectively, ended June 30, 2001, compared to $899,435 and $1,827,725 for the same periods in 2000. The net increase was primarily attributed to rent and associated expenses relating to the Company's new facility, bad debt expense related to an estimated reserve for a portion of a customer's account currently under negotiation, insurance, and printing costs. These increases were somewhat offset by reductions in legal expenses and expenditures for marketing and promotional materials.

       Interest income decreased to $124,164 and $356,952 for the three- and six-month periods, respectively, ended June 30, 2001, compared to $299,515 and $582,739 for the same periods in 2000. This decrease was primarily due to a reduction in funds available for investment and reduced investment yields.

Liquidity and Capital Resources

       The Company's cash, cash equivalents and investments amounted to $12,779,398 at June 30, 2001, compared to $17,304,757 at December 31, 2000. The net cash used in the Company's operating activities was $1,618,502 for the six months ended June 30, 2001, compared to $3,367,472 for the same period in 2000. The net cash used in operating activities for the six-month period ended June 30, 2001 was primarily for the further development of product applications, the funding of research and development activities and sales efforts, and the funding of inventories, which was offset by an increase in accounts payable and a decrease in accounts receivable. Net cash provided by investing activities, which is due to maturities of securities largely offset by capital expenditures and purchases of securities, amounted to $1,226,087 for the six months ended June 30, 2001 compared to $2,250,098 of net cash provided by investing activities for the same period in 2000. Capital expenditures, primarily related to the build out of the Company's new pilot manufacturing and powder blending facilities within its Romeoville, Illinois facility and further expansion of the Company's existing manufacturing facility in Burr Ridge, Illinois and the purchase of related operating equipment, amounted to $3,821,301 for the six months ended June 30, 2001, compared to $180,698 for the same period in 2000. Net cash provided by financing activities, which related to a loan from a customer and other financing agreements, and the issuance of shares of Common Stock pursuant to the exercise of options, offset somewhat by principal payments on debt obligations, amounted to $914,444 for the six-month period ended June 30, 2001, compared to $997,646 for the same period in 2000. Net cash provided by financing activities for the same period in 2000 related only to the issuance of shares of Common Stock pursuant to the exercise of options and warrants.

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

       At June 30, 2001, the Company had a net operating loss carryforward of approximately $31.4 million for income tax purposes. Because the Company may have experienced "ownership changes" within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2015. As a result of the annual limitation, a portion of this carryforward may expire before ultimately becoming available to reduce income tax liabilities. At June 30, 2001, the Company also had a foreign tax credit carryforward of $186,000, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire in 2016 if not utilized before that date.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

       The Company is exposed to interest rate risk on its investment portfolio. A 1% fluctuation in interest rate would result in a change in the portfolio earnings of approximately $130,000 per year.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 6 to the Financial Statements for additional information.


Item 2.  Changes in Securities and Use of Proceeds

         On November 26, 1997 (the "Effective Date"), the Company's Registration Statement on Form S-1 (File No. 333-36937) relating to the Offering was declared effective by the Securities and Exchange Commission. Since the Effective Date, of its $28,837,936 of net proceeds from the Offering, the Company has used approximately $6,619,000 for capital expenditures primarily related to the further expansion of the Company's existing manufacturing facility and the purchase of operating equipment and approximately $9,439,000 for working capital and other general corporate purposes. The remainder of the net proceeds has been invested by the Company, pending its use, in short-term, investment grade, interest-bearing obligations.

Item 4.  Submissions of Matters to a Vote of Security Holders.

         a) The 2001 Annual Meeting of Stockholders of the Company was held on June 5, 2001.

         b) The stockholders voted to re-elect one Class I director to the Company's Board of Directors. Results of the voting were as follows:

         Directors                  For          Authority Withheld      Abstentions      Broker Non-Votes
         ---------                  ---          ------------------      -----------      ----------------
   James A. McClung, Ph.D        12,370,761           132,119                 -                  -

         Edward E. Hagenlocker, Ph.D. chose not to run for re-election to the Company's Board of Directors.

         Joseph E. Cross, Jerry K. Pearlman, Donald S. Perkins, and Richard W. Siegel, Ph.D. continued their terms of office as directors of the Company after the 2001 Annual Meeting of Stockholders.

         c) The stockholders also voted to ratify the appointment by the Company's Board of Directors of Ernst & Young LLP as the independent auditors of the Company's financial statements for the year ended December 31, 2001. Results of the voting were as follows:

          For                      Against                   Abstentions               Broker Non-Votes
          ---                      -------                   -----------               ----------------
      12,289,120                   111,360                     102,400                        -


         d) The stockholders also voted to approve the adoption of the Nanophase Technologies Corporation 2001 Equity Compensation Plan. Results of the voting were as follows:


          For                      Against                   Abstentions               Broker Non-Votes
          ---                      -------                   -----------               ----------------
       5,715,278                   740,763                      38,531                     6,008,308

Item 5.  Other Information

         On July 10, 2001, the Company's Board of Directors appointed James A. Henderson as a Class I Director of the Company.



Item 6.  Exhibits and Reports on Form 8-K


          A.  Exhibits.
              Exhibit 4.5 -- Amendment to Rights Agreement dated August 1, 2001 between the Company and LaSalle National Association as Rights Agent.


          B.  Reports on Form 8-K.
              The Company did not file any Current Reports on Form 8-K during the second quarter of 2001.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NANOPHASE TECHNOLOGIES CORPORATION


Date: August 13, 2001             By:  /s/ JOSEPH E. CROSS
                                       -------------------
                                       Joseph E. Cross
                                       President, Chief Executive Officer
                                       (principal executive officer) and a
                                       Director



Date: August 13, 2001             By:  /s/ JESS A. JANKOWSKI
                                       ---------------------
                                       Jess A. Jankowski
                                       Acting Chief Financial Officer, Corporate
                                       Controller, Secretary, and Treasurer
                                       (principal financial and accounting
                                       officer)