Form 10-Q
period 2001-09-30
NANOPHASE TECHNOLOGIES CORPORATION
filed 2001-11-14
CIK 883107

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2001


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

         As of November 13, 2001, there were outstanding 13,705,931 shares of common stock, par value $.01, of the registrant.

                       NANOPHASE TECHNOLOGIES CORPORATION

                        QUARTER ENDED September 30, 2001

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION .............................................   3
     Item 1.   Financial Statements ........................................   3
               Balance Sheets as of September 30, 2001(unaudited)
                 and December 31, 2000 .....................................   3
               Statements of Operations (unaudited) for the three months
                 ended September 30, 2001 and 2000 and the nine months
                 ended September 30, 2001 and 2000 .........................   4
               Statements of Cash Flows (unaudited) for the nine months
                 ended September 30, 2001 and 2000 .........................   5
               Notes to Financial Statements (unaudited) ...................   6
     Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations .................................   9
     Item 3.   Quantitative and Qualitative Disclosures About Market Risk ..  12

PART II - OTHER INFORMATION ................................................  12
     Item 1.   Legal Proceedings ...........................................  12
     Item 2.   Changes in Securities and Use of Proceeds ...................  12

     Item 6.   Exhibits and Reports on Form 8-K ............................  12

SIGNATURES .................................................................  13

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                       NANOPHASE TECHNOLOGIES CORPORATION

                                 BALANCE SHEETS

                                                                                  September 30,    December 31,
                                                                                      2001             2000
                                                                                 ----------------  --------------
                                                                                   (Unaudited)
                                    ASSETS

 Current assets:

   Cash and cash equivalents ..............................................   $        651,776    $    473,036
   Investments ............................................................          8,278,610      16,831,721
   Trade accounts receivable, less allowance for doubtful accounts
     of  $25,000 at September 30, 2001 and $81,450 at December 31, 2000 ...            961,162       1,238,334
    Other receivable, net .................................................             98,686         144,818
   Inventories, net .......................................................          2,032,180         892,674
   Prepaid expenses and other current assets ..............................            641,703         770,200
                                                                                 ----------------  --------------
     Total current assets .................................................         12,664,117      20,350,783
 Equipment and leasehold improvements, net ................................          8,160,797       3,266,245
 Other assets, net ........................................................            293,562         213,135
                                                                                 ----------------  --------------
                                                                              $     21,118,476    $ 23,830,163
                                                                                 ================  ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:

 Current maturities of long-term debt .....................................   $        298,853    $    285,316
 Accounts payable .........................................................          1,023,909         824,338
 Accrued expenses .........................................................            895,265         884,780
                                                                                 ----------------  --------------
     Total current liabilities ............................................          2,218,027       1,994,434

 Long-term debt ...........................................................          1,360,303         827,984

 Contingent liabilities ...................................................                  -               -

 Stockholders' equity:
 Preferred stock, $.01 par value, 24,088 shares authorized and
   no shares issued and outstanding .......................................                  -               -
 Common stock, $.01 par value, 25,000,000 shares authorized;
   13,705,931 and 13,593,914 shares issued and outstanding at September 30,
   2001 and December 31, 2000, respectively ...............................            137,059         135,939

 Additional paid-in capital ...............................................         50,260,747      49,885,751
 Accumulated deficit ......................................................        (32,857,660)    (29,013,945)
                                                                                 ----------------  --------------
   Total stockholders' equity .............................................         17,540,146      21,007,745
                                                                                 ----------------  --------------
                                                                              $     21,118,476    $ 23,830,163
                                                                                 ================  ==============

                       See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                           Three months ended September 30,      Nine months ended September 30,
                                           ----------------------------------   -----------------------------------
                                                2001              2000               2001               2000
                                           ----------------  ----------------   ----------------  -----------------
 Revenue:
   Product revenue, net ................  $      549,805    $    1,251,932    $     2,487,293    $     2,739,939
   Other revenue .......................         129,740           103,019            313,555            339,269
                                           ----------------  ----------------   ----------------  -----------------
     Total revenue .....................         679,545         1,354,951          2,800,848          3,079,208

 Operating expense:
   Cost of revenue .....................       1,142,835         1,351,974          2,999,957          3,475,960
   Research and development expense ....         340,035           388,861          1,140,224          1,431,474
   Selling, general and administrative
      expense ..........................         738,015           638,582          2,964,963          2,466,307
                                           ----------------  ----------------   ----------------  -----------------
     Total operating expense ...........       2,220,885         2,379,417          7,105,144          7,373,741
                                           ----------------  ----------------   ----------------  -----------------
 Loss from operations ..................      (1,541,340)       (1,024,466)        (4,304,296)        (4,294,533)
 Interest income .......................         103,628           309,225            460,581            891,964
                                           ----------------  ----------------   ----------------  -----------------
 Net loss ..............................  $   (1,437,712)   $     (715,241)   $    (3,843,715)   $    (3,402,569)
                                           ================  ================   ================  =================

 Net loss per share - basic and diluted   $        (0.10)   $        (0.05)   $         (0.28)   $         (0.26)
                                           ================  ================   ================  =================

 Weighted average number of common
    shares outstanding .................      13,703,921        13,512,850         13,653,960         13,325,075
                                           ================  ================   ================  =================








                       See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                               Nine months ended September 30,
                                                                             -------------------------------------
                                                                                   2001                2000
                                                                             ------------------  -----------------
 Operating activities:
 Net loss ..............................................................   $      (3,843,715)   $    (3,402,569)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .....................................             540,299            541,252
     Allowance for excess inventory quantities .........................              23,182           (122,051)
     Provision for asset write-down ....................................              14,086             -
   Changes in assets and liabilities related to operations:
     Trade accounts receivable .........................................             277,172           (854,405)
     Other receivable ..................................................              46,132           (115,143)
     Inventories .......................................................          (1,162,688)           (62,910)
     Prepaid expenses and other assets .................................              41,728               (864)
     Accounts payable ..................................................             199,571            281,502
     Accrued liabilities ...............................................              10,485             92,907
                                                                             ------------------  -----------------
 Net cash used in operating activities .................................          (3,853,748)        (3,642,281)
 Investing activities:
 Acquisition of equipment and leasehold improvements ...................          (5,442,595)          (850,265)
 Purchases of held-to-maturity investments .............................         (52,962,100)       (38,610,970)
 Maturities of held-to-maturity investments ............................          61,515,211         41,613,789
                                                                             ------------------  -----------------
 Net cash provided by investing activities .............................           3,110,516          2,152,554

 Financing activities:
 Principal payment on debt obligation ..................................            (236,477)            -
 Proceeds from borrowing ...............................................             782,333             -
 Proceeds from sale of common stock ....................................             376,116          1,277,861
                                                                             ------------------  -----------------
 Net cash provided by financing activities .............................             921,972          1,277,861
                                                                             ------------------  -----------------

 Increase (decrease) in cash and cash equivalents ......................             178,740           (211,866)
 Cash and cash equivalents at beginning of period ......................             473,036            624,509
                                                                             ------------------  -----------------
 Cash and cash equivalents at end of period ............................   $         651,776    $       412,643
                                                                             ==================  =================



                       See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

(1) Basis of Presentation

         The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (the "Company") reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

         Revenue from international sources approximated $381,000 and $430,000 for the nine months ended September 30, 2001 and 2000, respectively.

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

(4) Inventories

Inventories consist of the following:
                                                September 30,     December 31,
                                                    2001              2000
                                               ---------------  ----------------
 Raw materials .............................. $     508,795    $     328,786
 Finished goods .............................     1,638,154          655,475
                                               ---------------  ----------------
                                                  2,146,949          984,261
 Allowance for excess inventory quantities ..      (114,769)         (91,587)
                                               ---------------  ----------------
                                              $   2,032,180    $     892,674
                                               ===============  ================

                       NANOPHASE TECHNOLOGIES CORPORATION

                                   (Unaudited)

(5) Stock Options and Warrants

         During the nine months ended September 30, 2001, 105,212 shares of Common Stock were issued pursuant to exercises of stock options, compared to 425,184 shares of Common Stock in the same period in 2000. In the same nine-month period in 2000, 372,579 shares of Common Stock were issued pursuant to exercises of warrants.

(6) Contingent Liabilities

         Five separate complaints were filed in the United States District Court for the Northern District of Illinois, each alleging that the Company, certain of its officers and directors, and the underwriters of the Company's initial public offering of Common Stock ("the Offering") were liable under the federal Securities Act of 1933 for making supposedly negligent or reckless material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in the Registration Statement and Prospectus relating to the Offering. Those cases were consolidated and a consolidated complaint, filed in October 1998, alleged that the action should be maintained as (i) a plaintiff class action on behalf of certain persons who purchased the Common Stock from November 26, 1997 through January 8, 1998, and
(ii) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint sought relief including unquantified damages, interest and attorneys' fees. In October 1999, the Court granted in part and denied in part defendants' motions to dismiss the consolidated complaint, finding in part that plaintiffs who did not purchase their Common Stock during the Offering could not sue under Section 12(a)(2) of the Securities Act of 1933. Each defendant's respective answer to the remaining claims in the consolidated complaint was filed in November 1999.

         Following certain discovery, the Company agreed to settle all claims against all defendants in the consolidated complaint for $4,025,000. The settlement does not admit liability by any party. Because the settlement was funded by the Company's directors and officers liability insurance, the settlement payment did not have a material adverse effect on the Company's financial condition or results of operations. In March 2001, the Court ordered final approval of the settlement and dismissed the consolidated complaint with prejudice.

         The above-described settlement did not resolve a separate complaint filed in the Northern District of Illinois in November 1998, alleging that the Company, certain of its officers and directors, and the underwriters of the Company's Offering are liable under the federal Securities Exchange Act of 1934 for making supposedly fraudulent material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in connection with the solicitation of consents to the Offering from certain of the Company's preferred stockholders. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of certain former preferred stockholders whose shares of preferred stock were converted into Common Stock on or about the date of the Offering. The complaint seeks unquantified damages, pre- and post-judgment interest, attorneys' and expert witness' fees. In August 2000, the Court denied defendants' joint motion to dismiss the preferred stockholders' complaint, finding that the preferred stockholders' allegations were pleaded sufficiently to fulfill the requirements applicable to their complaint. Each defendant's respective answer to the preferred stockholders' complaint was filed in September 2000.

         Following certain discovery, the Company agreed to settle all claims against all defendants in the preferred stockholders' complaint for $800,000, plus up to an additional $50,000 for the cost of settlement notices and administration. The settlement is not an admission of liability by any party. The Court ordered preliminary approval of the settlement on October 15, 2001, and a hearing to determine final approval of the settlement has been scheduled for early January 2002. The Company anticipates that the settlement will be funded by the Company's directors and officers liability insurance, and that the settlement payment will not have a material adverse effect on the Company's financial position or results of operations.

         In early November 2001, a separate complaint was filed in the United States District Court for the Northern District of Illinois, alleging that the Company and one of its officers are liable under the federal Securities Exchange Act of 1934. The recent complaint alleges that defendants made supposedly fraudulent material misstatements of fact and omitted to state material facts necessary to make other statements of fact not misleading in connection with the Company's public disclosures, including certain press releases, concerning the Company's dealings with a certain British customer. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of certain persons who purchased shares of the Company's Common Stock from April 5, 2001 through October 24, 2001. The recent complaint seeks relief including unquantified compensatory damages, attorneys' and expert witness' fees. Defendants' initial response to the complaint currently is due in early January 2002. Although the Company believes that the allegations of the recent complaint are without merit, it is not feasible for the Company to predict at this time the outcome of this litigation or whether its resolution could have a material adverse effect on the Company's results of operations or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Since January 1, 1997, Nanophase Technologies Corporation (the "Company") has been engaged in the commercial production and sale of its nanocrystalline materials. All of the Company's revenue since January 1, 1997 has been generated through commercial sources. From its inception in November 1989 through September 30, 2001, the Company was primarily capitalized through the private offering of approximately $19,558,000 of equity securities and its initial public offering of approximately $28,838,000 of the Company's common stock (the "Common Stock"), each net of issuance costs. The Company has incurred cumulative losses of $32,857,660 from inception through September 30, 2001.

Results of Operations

         Revenue is recorded when title transfers. Other revenue is recorded when specific milestones are met regarding development arrangements or when the Company licenses its technology and transfers proprietary information. Total revenue decreased from $1,354,951 for the three months ended September 30, 2000 to $679,545 for the same period in 2001. Total revenue decreased from $3,079,208 for the nine months ended September 30, 2000 to $2,800,848 for the same period in 2001. Product revenue decreased from $1,251,932 for the three months ended September 30, 2000 to $549,805 for the same period in 2001. Product revenue decreased from $2,739,939 for the nine months ended September 30, 2000 to $2,487,293 for the same period in 2001. The decrease in revenue in the third quarter of 2001 was principally due to a reversal of a sale of $400,680 that was originally recorded in the first quarter of 2001. The original sale was appropriately recorded in accordance with generally accepted accounting principles for such transactions; however, the products were never shipped to the customer and the amount billed to the customer has never been collected. In the opinion of management, there is significant uncertainty as to whether this transaction will ever be completed. Accordingly, management decided to reverse the revenue recorded in the first quarter. The decrease in revenue for the three and nine month periods after the effects (on the three month period) of the reversal discussed above occurred in the third quarter and was due to increased sales in the third quarter of 2000. Other revenue increased to $129,740 for the three months ended September 30, 2001, compared to $103,019 for the same period in 2000. Other revenue decreased from $339,269 for the nine months ended September 30, 2000 to $313,555 for the same period in 2001. The majority of the revenue generated during the three and nine months ended September 30, 2001 was from customers in the healthcare and electronics markets.

         Cost of revenue generally includes costs associated with commercial production, customer development arrangements and licensing fees. Cost of revenue decreased to $1,142,835 and $2,999,957 for the three and nine months, respectively, ended September 30, 2001, compared to $1,351,974 and $3,475,960 for the same periods in 2000. The decrease in cost of revenue was generally attributed to additional efficiencies in the manufacture of the Company's products. Cost of revenue as a percentage of total revenue increased for the three ended September 30, 2001, compared to the same period in 2000, due primarily to the effects of the reversal of the previously discussed first quarter sale in the third quarter, somewhat offset by a decrease in the cost of revenue to reflect recording the costs of the sale as inventory, and the fact that the Company reduced production in order to upgrade some of its production equipment to reduce manufacturing costs and in anticipation of future requirements, and to manage inventory. This change resulted in losses of many of its efficiencies normally achieved through production at higher volumes. Cost of revenue as a percentage of total revenue decreased for the nine months ended September 30, 2001, compared to the same period in 2000, due primarily to the increase in manufacturing efficiencies, somewhat offset by the effects of the previously discussed sale reversal.

         Research and development expense primarily consists of costs associated with the Company's development or acquisition of new product applications and coating formulations and the cost of enhancing the Company's manufacturing processes. Research and development expense decreased from $388,861 and $1,431,474 for the three and nine months, respectively, ended September 30, 2000 to $340,035 and $1,140,224 for the same periods in 2001. The decrease in research and development expense was largely attributed to the capitalization of a portion of engineering salaries attributed to the build out of the Company's new pilot manufacturing and powder coating facilities in the three and nine months ended September 30, 2001, a reduction in fees and expenses paid to outside consultants in 2001, more research personnel being hired in this period in early 2000, to whom the Company paid negotiated bonuses and recruiting and relocation costs, and fewer travel expenses being incurred for this period in 2001 than in the same period in 2000.

         Selling, general and administrative expense increased to $738,015 and $2,964,963 for the three and nine-month periods, respectively, ended September 30, 2001, compared to $638,582 and $2,466,307 for the same periods in 2000. The net increase was primarily attributed to rent and associated expenses relating to the Company's new facility, salaries and costs relating to the hiring of company executives, insurance, and printing costs. These increases were partially offset by reductions in bad debt expense, partially a result of the reversal of revenue as discussed above, a portion of which an allowance had previously been recorded for, and expenditures for marketing and promotional materials.

         Interest income decreased from $309,225 and $891,964 for the three- and nine-month periods, respectively, ended September 30, 2000, to $103,628 and $460,581 for the same periods in 2001. This decrease was primarily due to a reduction in funds available for investment and reduced investment yields.

Liquidity and Capital Resources

         The Company's cash, cash equivalents and investments amounted to $8,930,386 at September 30, 2001, compared to $17,304,757 at December 31, 2000.
The net cash used in the Company's operating activities was $3,853,748 for the nine months ended September 30, 2001 and was primarily for the further development of product applications, the funding of research and development activities and sales efforts, and the funding of inventories, which was offset by a reduction in trade receivables and an increase in accounts payable. Net cash provided by investing activities, which is due to maturities of securities largely offset by capital expenditures and purchases of securities, amounted to $3,110,516 for the nine months ended September 30, 2001. Capital expenditures, primarily related to the build out of the Company's new pilot manufacturing and powder blending facilities within its Romeoville, Illinois facility and further expansion of the Company's existing manufacturing facility in Burr Ridge, Illinois and the purchase of related operating equipment, amounted to $5,442,595 for the nine months ended September 30, 2001. Net cash provided by financing activities, which related to a loan from a customer and other financing agreements, and the issuance of shares of Common Stock pursuant to the exercise of options, offset to some extent by principal payments on debt obligations amounted to $921,972 for the nine-month period ended September 30, 2001 compared to $1,277,861 for the same period in 2000. Net cash provided by financing activities for the same period in 2000 related only to the issuance of shares of Common Stock pursuant to the exercise of options and warrants.

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

         At September 30, 2001, the Company had a net operating loss carryforward of approximately $33 million for income tax purposes. Because the Company may have experienced "ownership changes" within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2015. As a result of the annual limitation, a portion of this carryforward may expire before ultimately becoming available to reduce income tax liabilities. At September 30, 2001, the Company also had a foreign tax credit carryforward of $186,000, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire in 2017 if not utilized before that date.

Legal Proceedings

         See Note 6 to the Financial Statements for additional information.

Safe Harbor Provision

         Because the Company wants to provide investors with more meaningful and useful information, the Quarterly Report on Form 10-Q contains certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended). Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect the Company's current expectations regarding its future results of operations, performance, and achievements and are based on information currently available to the Company. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "intends," "believes," "estimates," "expects," "plans," and similar expressions. These statements are subject to certain risks, uncertainties, and factors which could cause the Company's actual results, performance, and achievements in 2001 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, and factors include, without limitation: uncertain demand for, and acceptance of, the Company's nanocrystalline materials; the Company's dependence on a limited number of key customers; the Company's limited manufacturing capacity and experience; the Company's limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; the Company's dependence on patents and protection of proprietary information; the resolution of litigation the Company is involved in; and other risks set forth in the Company's previous filings with the Securities and Exchange Commission. In addition, the continuing impact of the September 11, 2001 terrorist attacks and subsequent related events on the global economy and international political conditions also may be an important factor or make the occurrence of one or more of the aforementioned factors more likely. Readers of this Quarterly Report on Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to interest rate risk on its investment portfolio. A 1% fluctuation in interest rate would result in a change in the portfolio earnings of approximately $80,000 per year.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 6 to the Financial Statements for additional information.

Item 2.  Changes in Securities and Use of Proceeds

         On November 26, 1997 (the "Effective Date"), the Company's Registration Statement on Form S-1 (File No. 333-36937) relating to the Offering was declared effective by the Securities and Exchange Commission. Since the Effective Date, of its $28,837,936 of net proceeds from the Offering, the Company has used approximately $8,242,000 for capital expenditures primarily related to the further expansion of the Company's existing manufacturing facility and the purchase of operating equipment and approximately $11,665,000 for working capital and other general corporate purposes. The remainder of the net proceeds has been invested by the Company, pending its use, in short-term, investment grade, interest-bearing obligations.

Item 6.  Exhibits and Reports on Form 8-K

A.       Exhibits.

         None.

B.       Reports on Form 8-K.

         The Company did not file any Current Reports on Form 8-K during the third quarter of 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         NANOPHASE TECHNOLOGIES CORPORATION


Date: November 14, 2001     By: /s/ JOSEPH E. CROSS
                                -----------------------------------------------
                                Joseph E. Cross
                                President, Chief Executive Officer (principal executive officer) and a Director



Date: November 14, 2001    By:  /s/ JESS A. JANKOWSKI
                                -----------------------------------------------
                                Jess A. Jankowski
                                Acting Chief Financial Officer, Corporate
                                Controller, Secretary, and Treasurer
                                (principal financial and accounting officer)