Form 10-Q
period 2002-03-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2002-05-15
CIK 883107

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -------------------------------------

                                    Form 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2002

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

                      -------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---
         As of May 13, 2002, there were outstanding 13,735,912 shares of Common Stock, par value $.01, of the registrant.

                       NANOPHASE TECHNOLOGIES CORPORATION

                          QUARTER ENDED MARCH 31, 2002

                                      INDEX

                                                                               Page
                                                                               ----
PART I - FINANCIAL INFORMATION ................................................ 3
  Item 1.   Financial Statements .............................................. 3
            Unaudited Balance Sheets as of March 31, 2002 and December 31,
            2001 .............................................................. 3
            Unaudited Statements of Operations for the three months ended
            March 31, 2002 and 2001 ........................................... 4
            Unaudited Statements of Cash Flows for the three months ended
            March 31, 2002 and 2001 ........................................... 5
            Notes to unaudited Financial Statements ........................... 6

  Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations ............................................. 10
  Item 3.   Quantitative and Qualitative Disclosures About Market Risk ........ 12

PART II - OTHER INFORMATION ................................................... 13
  Item 1.   Legal Proceedings ................................................. 13
  Item 2.   Changes in Securities and Use of Proceeds ......................... 13
  Item 6.   Exhibits and Reports on Form 8-K .................................. 13

SIGNATURES .................................................................... 14

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       NANOPHASE TECHNOLOGIES CORPORATION

                                 BALANCE SHEETS
                                   (Unaudited)

                                                         March 31,    December 31,
                   ASSETS                                   2002          2001
                                                      ------------    ------------
Current assets:
  Cash and cash equivalents                           $    287,964    $    582,579
  Investments                                            5,185,304       6,842,956
  Trade accounts receivable, less
    allowance for doubtful accounts
    of $25,000 at March 31, 2002 and
    December 31, 2001                                    1,144,315       1,112,952
  Other receivable, net                                     70,737          67,449
  Inventories, net                                         802,103         956,268
  Prepaid expenses and other current assets                381,452         381,696
                                                      ------------    ------------
    Total current assets                                 7,871,875       9,943,900

  Equipment and leasehold improvements, net              8,971,733       8,914,745
  Other assets, net                                        347,175         325,743
                                                      ------------    ------------
                                                      $ 17,190,783    $ 19,184,388
                                                      ============    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                   $    637,503    $    714,135
  Current portion of capital lease obligations              48,652          48,352
  Accounts payable                                         646,913       1,233,466
  Accrued expenses                                         852,046         732,427
                                                      ------------    ------------
    Total current liabilities                            2,185,114       2,728,380
                                                      ------------    ------------


  Long-term debt, less current maturities                  708,159         758,490
  Long-term portion of capital lease obligations,
    less current maturities                                 50,814          53,900
                                                      ------------    ------------
                                                           758,973         812,390
                                                      ------------    ------------

Contingent liabilities                                        --              --

Stockholders' equity:
  Preferred stock, $.01 par value, 24,088 shares
    authorized and no shares issued and outstanding           --              --
  Common stock, $.01 par value, 25,000,000
    shares authorized; 13,726,356 and 13,705,931
    shares issued and outstanding at March 31,
    2002 and December 31, 2001, respectively               137,264         137,059
  Additional paid-in capital                            50,358,315      50,260,747
  Accumulated deficit                                  (36,248,883)    (34,754,188)
                                                      ------------    ------------
    Total stockholders' equity                          14,246,696      15,643,618
                                                      ------------    ------------
                                                      $ 17,190,783    $ 19,184,388
                                                      ============    ============

                       See Notes to Financial Statements

                       NANOPHASE TECHNOLOGIES CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three months ended
                                                                 March 31,
                                                          2002               2001
                                                      ------------      ------------
Revenue:
      Product revenue                                 $  1,313,577      $    980,174
      Other revenue                                         94,106            91,750
                                                      ------------      ------------
           Total revenue                                 1,407,683         1,071,924
                                                      ------------      ------------

Operating expense:

      Cost of revenue                                    1,295,024           850,373
      Research and development expense                     523,685           437,670
      Selling, general and administrative expense        1,085,215         1,135,953
                                                      ------------      ------------
                 Total operating expense                 2,903,924         2,423,996
                                                      ------------      ------------
Loss from operations                                    (1,496,241)       (1,352,072)
Interest income                                             28,136           251,180
Interest expense                                           (27,490)           (9,391)
Other, net                                                     900            (9,000)
                                                      ------------      ------------
Loss before provision for income taxes                  (1,494,695)       (1,119,283)
Provision for income taxes                                    --                --
                                                      ------------      ------------
Net loss                                              $ (1,494,695)     $ (1,119,283)
                                                      ============      ============


Net loss per share - basic and diluted                $      (0.11)     $      (0.08)
                                                      ============      ============

Weighted average number of common
      shares outstanding                                13,725,801        13,613,190
                                                      ============      ============

                       See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Three months ended
                                                                             March 31,
                                                                        2002             2001
                                                                   -------------     -------------
Operating activities:
Net loss                                                           $ (1,494,695)     $ (1,119,283)
     Adjustments to reconcile net loss to
       net cash  (used in) operating activities:
       Depreciation and amortization                                    266,315           180,642
       Allowance for excess inventory quantities                         41,072            (1,612)
       Provision for asset write-down                                      --              14,086
     Changes in assets and liabilities related to operations:
       Trade accounts receivable                                        (31,363)          (38,133)
       Other receivable                                                  (3,288)          (29,262)
       Inventories                                                      113,093          (515,641)
       Prepaid expenses and other assets                                (25,405)           29,838
       Accounts payable                                                 101,013           107,895
       Accrued liabilities                                              119,619           (64,943)
                                                                   ------------      ------------
Net cash (used in) operating activities                                (913,639)       (1,436,413)
                                                                   ------------      ------------
Investing activities:
Acquisition of equipment and leasehold improvements                    (172,828)         (965,804)
Purchases of held-to-maturity investments                           (28,551,400)      (23,351,733)
Maturities of held-to-maturity investments                           30,209,052        25,827,932
                                                                   ------------      ------------
Net cash provided by investing activities                             1,484,824         1,510,395
                                                                   ------------      ------------
Financing activities:
Principal payment on debt obligation, including capital leases         (129,749)          (69,072)
Proceeds from sale of common stock                                       97,773            45,110
Payment of accounts payable incurred for the purchase
    of equipment and leasehold improvements                            (833,824)             --
                                                                   ------------      ------------
Net cash (used in)  financing activities                               (865,800)          (23,962)
                                                                   ------------      ------------

(Decrease) increase in cash and cash equivalents                       (294,615)           50,020
Cash and cash equivalents at beginning of period                        582,579           473,036
                                                                   ------------      ------------
Cash and cash equivalents at end of period                         $    287,964      $    523,056
                                                                   ============      ============
Supplemental cash flow information:
Interest paid                                                      $     27,490      $      9,391
                                                                   ============      ============
Supplemental non-cash investing activities:
Accounts payable incurred for the purchase of
     equipment and leasehold improvements                          $    146,258      $       --
                                                                   ============      ============

                       See Notes to Financial Statements.

                       NANOPHASE TECHNOLOGIES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis of Presentation

     The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (the "Company") reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

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

     Revenue from international sources approximated $172,000 and $506,000 for the three months ended March 31, 2002 and 2001, respectively.

(3) Investments

     Investments are classified by the Company at the time of purchase for appropriate designation and such designations are reevaluated as of each balance sheet date. The Company's policy is to classify money market funds and certificates of deposit as investments. Investments are classified as held-to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to maturity securities are stated at amortized costs and are adjusted to maturity for the amortization of premiums and accretion of discounts. Such adjustments for amortization and accretion are included in interest income.

(4) Inventories

          Inventories consist of the following:

                                               March 31, 2002  December 31, 2001
                                               --------------  -----------------

Raw materials ................................  $   437,139      $   429,393
Finished goods ...............................    1,037,039        1,157,877
                                                -----------      -----------
                                                  1,474,178        1,587,270
Allowance for excess inventory quantities ....     (672,075)        (631,002)
                                                -----------      -----------
                                                $   802,103      $   956,268
                                                ===========      ===========

(5) Stock Options and Warrants

     During the three months ended March 31, 2002, 20,425 shares of Common Stock were issued pursuant to option exercises, compared to 27,635 shares of Common Stock in the same period in 2001. In the same three-month period in 2002 and 2001 no warrants were converted.

(6) Significant Customers and Contingencies

     The Company currently has a supply agreement with its largest customer that has contingencies outlined in it which could potentially result in the license of technology and/or, as provided for in the supply agreement with the Company's customer, the sale of production equipment, providing capacity sufficient to meet the customer's production needs, from the Company to the customer, if triggered by the Company's failure to meet certain performance requirements and/or certain financial condition covenants. The financial condition covenants included in the Company's supply agreement with the aforementioned customer "triggers" a technology transfer (license or, optionally, an equipment sale) in the event (a) that earnings of the Company for a twelve month period ending with its most recently published quarterly financial statements are less than zero and its cash, cash equivalents and liquid investments are less than $4,000,000,
(b) of an acceleration of any debt maturity having a principal amount of more than $10,000,000 or (c) the Company's insolvency, as further defined within the agreement. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at 115% of the equipment's depreciated cost. The Company believes that it has complied with all contractual requirements and that it has not had a "triggering event".

(7) Contingent Liabilities

     Five separate complaints were filed in the United States District Court for the Northern District of Illinois, each alleging that the Company, certain of its officers and directors, and the underwriters of the Company's initial public offering of Common Stock (the "Offering") were liable under the federal Securities Act of 1933 for making supposedly negligent or reckless material misstatements or omissions of fact in the Registration Statement and Prospectus relating to the Offering. A consolidated complaint was filed in those cases in October 1998, alleging that the action should be maintained as (i) a plaintiff class action on behalf of certain persons who purchased the Common Stock from November 26, 1997 through January 8, 1998, and (ii) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint sought relief including unquantified damages, interest, and attorneys' fees. In October 1999, the Court granted in part and denied in part defendants' motions to dismiss the consolidated complaint, finding in part that plaintiffs who did not purchase their Common Stock during the Offering could not sue under
Section 12(a)(2) of the Securities Act of 1933. Each defendant's respective answer to the remaining claims in the consolidated complaint was filed in November 1999. Following certain discovery, the Company agreed to settle all claims against all defendants in the consolidated complaint for $4,025,000. The settlement did not admit liability by any party. Because the settlement was funded by the Company's directors and officers liability insurance, the settlement payment did not have a material adverse effect on the Company's financial condition or results of operations. In March 2001, the Court ordered final approval of the settlement and dismissed the consolidated complaint with prejudice as to all defendants. The above-described settlement did not resolve a separate complaint filed in the Northern District of Illinois in November 1998, alleging that the Company, certain of its officers and directors, and the underwriters of the Company's Offering were liable under the federal Securities Exchange Act of 1934 for making supposedly fraudulent material misstatements and omissions of fact in connection with the solicitation of consents to proceed with the Offering from certain of the Company's preferred stockholders. The complaint alleged that the action should be maintained as a plaintiff class action on behalf of certain former preferred stockholders whose shares of preferred stock were converted into Common Stock on or about the date of the Offering. The complaint sought relief including unquantified damages, interest, and attorneys' fees. Each defendant's respective answer to the preferred stockholders' complaint was filed in September 2000.

     Following certain discovery, the Company agreed to settle all claims against all defendants in the preferred stockholders' complaint for $800,000, plus up to an additional $50,000 for the cost of settlement notices and administration. The settlement did not admit liability by any party. Because the settlement was funded by the Company's directors and officers liability insurance, the settlement payment did not have a material adverse effect on the Company's financial position or results of operations. On January 10, 2002, the Court ordered final approval of the settlement and dismissed the preferred stockholders' complaint with prejudice as to all defendants.

     In November 2001, a separate complaint was filed in the United States District Court for the Northern District of Illinois, alleging that the Company and one of its officers are liable under the federal Securities Exchange Act of 1934. The complaint asserts that defendants made supposedly fraudulent material misstatements of fact and omitted to state material facts necessary to make other statements of fact not misleading in connection with the Company's public disclosures, including certain press releases, concerning the Company's dealings with a certain British customer. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of certain persons who purchased shares of the Company's Common Stock from April 5, 2001 through October 24, 2001. The complaint seeks relief including unquantified compensatory damages, and attorneys' and expert witness' fees. Defendants filed a motion to dismiss the complaint in December 2001. Rather than respond to that motion, plaintiff filed an amended complaint on March 8, 2002. The amended complaint alleges that the Company and four of its officers are liable under the federal Securities Exchange Act of 1934 for making supposedly fraudulent material misstatements and omissions of fact in connection with the Company's press releases, publicly-filed reports and other public disclosures concerning the Company's dealings with the British customer and revenue reported under a purchase order with that customer. The amended complaint alleges the same putative class, and seeks the same relief, as in plaintiff's initial complaint. Defendants filed a motion to dismiss the amended complaint on April 12, 2002. Although the Company believes that the allegations of the amended complaint are without merit, it is not feasible for the Company to predict at this time the outcome of this litigation or whether its resolution could have a material adverse effect on the Company's results of operations or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Since January 1, 1997, Nanophase Technologies Corporation (the "Company") has been engaged in the commercial production and sale of its nanocrystalline materials. All of the Company's revenue since January 1, 1997 has been generated through commercial sources. From its inception in November 1989 through March 31, 2002, the Company has been primarily capitalized through the private offering of approximately $19,558,000 of equity securities and its initial public offering of $28,838,000 of the Company's common stock (the "Common Stock"), each net of issuance costs. The Company has incurred cumulative losses of $36,248,883 from inception through March 31, 2002.

Results of Operations

     Total revenue increased to $1,407,683 for the three months ended March 31, 2002, compared to $1,071,924 for the same period in 2001. The increase in total revenue was primarily attributed to an increase in product revenue. Product revenue increased to $1,313,577 for the three months ended March 31, 2002, compared to $980,174 for the same period in 2001. Other revenue increased to $94,106 for the three-month period ended March 31, 2002, compared to $91,750 for the same period in 2001. The majority of the revenue generated during the three months ended March 31, 2002 was from customers in the healthcare, catalyst and wear-resistant materials markets.

     Cost of revenue generally includes costs associated with commercial production and customer development arrangements . Cost of revenue increased to $1,295,024 for the three months ended March 31, 2002, compared to $850,373 for the same period in 2001. The increase in cost of revenue was generally attributed to the completion, and placement in service at the beginning of the year of the Company's build out of its manufacturing and powder coating facilities, resulting in an increase in depreciation expense and increased product sales, somewhat offset by efficiencies in the manufacture of the Company's products. Cost of revenue as a percentage of total revenue increased from 75% for the three months ended March 31, 2001 to 92% for the three months ended March 31, 2002, compared to the same period in 2001, due primarily to a less favorable product mix in the current quarter and the effects of the previously discussed completion, and additional depreciation expense recorded by the placement in service of much of the Company's build out of its manufacturing and powder coating facilities.

     Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with the Company's development or acquisition of new product applications and coating formulations and the cost of enhancing the Company's manufacturing processes. Research and development expense increased to $523,685 for the three months ended March 31, 2002, compared to $437,670 for the same period in 2001. The increase in research and development expense was primarily attributed to increased salary expense, depreciation on assets completed and placed in service in January of 2002, and materials and supplies cost.

     Selling, general and administrative expense decreased to $1,085,215 for the three-month period ended March 31, 2002, compared to $1,135,953 for the same period in 2001. The net decrease was primarily attributed to reduced costs of travel, telephone, consultants, and investor relations costs. These decreases were somewhat offset by increases in salaries and legal expenses.

     Interest income decreased to $28,136 for the three-month period ended March 31, 2002, compared to $251,180 for the same period in 2001. This decrease was primarily due to a reduction in funds available for investment and, to a lesser extent, reduced investment yields.

Liquidity and Capital Resources

     The Company's cash, cash equivalents and investments amounted to $5,473,268 at March 31, 2002, compared to $7,425,535 at December 31, 2001. The net cash used in the Company's operating activities was $913,639 for the three months ended March 31, 2002, compared to $1,436,413 for the same period in 2001. Net cash provided by investing activities, which is due to maturities of securities offset somewhat by capital expenditures and purchases of securities, amounted to $1,484,824 and $1,510,395 for the three months ended March 31, 2002 and 2001, respectively. Capital expenditures, primarily related to the continued build out of the Company's pilot plant manufacturing facility within its Romeoville, Illinois facility and further expansion of the Company's existing manufacturing facilities and the purchase of related operating equipment, amounted to $172,828 and $965,804 for the three months ended March 31, 2002 and 2001, respectively. Net cash used in financing activities, which related to principal payments on debt and capital lease obligations and accounts payable incurred for the purchase of equipment and leasehold improvements, somewhat offset by the issuance of shares of Common Stock pursuant to the exercise of options, amounted to $865,800 for the three-month period ended March 31, 2002, compared to $23,962 for the same period in 2001.

     The Company's actual future capital requirements will depend on many factors, including customer acceptance of the Company's current and potential nanocrystalline materials and product applications, continued progress in the Company's research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand the Company's manufacturing capabilities and to market and sell the Company's materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with the Company's existing customers.

     Additionally, the Company's capital requirements could be affected by a supply agreement with its largest customer that contains, among other things, certain financial condition covenants, that if violated could "trigger" this customer's ability to require the Company to license certain technology to this customer and/or sell certain equipment to this customer, as more fully described in Note 6 of the Company's financial statements. The Company believes that no "triggering event" has occurred. However, if a triggering event does occur, and the customer elects to force a technology license or sale of equipment, this would significantly change the financial outlook for the Company.

     The Company intends to secure additional future funding through public or private financing, collaborative relationships, government contracts or additional licensing agreements. The Company intends to raise capital to fund expected growth in new markets as well as to provide for expanded working capital needs expected to arise as sales volume grows. Management expects that this capital should be sufficient to enable the Company to avoid a "triggering event" relating to the customer supply agreement discussed in the preceding paragraph. Additional financing may not be available on acceptable terms or at all, and any such additional financing could be dilutive to the Company's stockholders.

     At March 31, 2002, the Company had a net operating loss carryforward of approximately $41.3 million for income tax purposes. Because the Company may have experienced "ownership changes" within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the

Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2021. As a result of the annual limitation, a portion of this carryforward may expire before ultimately becoming available to reduce income tax liabilities. At March 31, 2002, the Company also had a foreign tax credit carryforward of $186,000, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire at various dates between 2017 and 2021 if not utilized before that date.

Legal Proceedings

     See Note 7 to the Financial Statements for additional information.

Safe Harbor Provision

     Nanophase Technologies Corporation wants to provide investors with more meaningful and useful information. As a result, this Quarterly Report on Form 10-Q (the "Form 10-Q") contains and incorporates by reference certain "forward-looking statements", as defined in Section 21E of the Securities Exchange Act of 1934, as amended. Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect the Company's current expectations regarding its future results of operations, performance, and achievements and are based on information currently available to the Company. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "intends," "believes," "estimates," "expects," "plans," and similar expressions. These statements reflect management's current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company's actual results, performance, and achievements in 2002 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, and factors include, without limitation: uncertain demand for, and acceptance of, the Company's nanocrystalline materials; the Company's dependence on a limited number of key customers; the Company's limited manufacturing capacity and experience; the Company's limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; the Company's dependence on patents and protection of proprietary information; the resolution of litigation the Company is involved in; and other risks set forth in the Company's previous filings with the Securities and Exchange Commission. Readers of this Quarterly Report on Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company does not have any material market risk sensitive instruments.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 7 to the Financial Statements for additional information.

Item 2.  Changes in Securities and Use of Proceeds

         On November 26, 1997 (the "Effective Date"), the Company's Registration Statement on Form S-1 (File No. 333-36937) relating to the Company's initial public offering of common stock (the "Offering") was declared effective by the Securities and Exchange Commission. Since the Effective Date, of its $28,837,936 of net proceeds from the Offering, the Company has used approximately $9,557,000 for capital expenditures primarily related to the further expansion of the Company's existing manufacturing facility and the purchase of operating equipment and $13,808,000 for working capital and other general corporate purposes. The remainder of the net proceeds has been invested by the Company, pending its use, in short-term, investment grade, interest-bearing obligations.

Item 6.  Exhibits and Reports on Form 8-K

         A.       Exhibits.

                  None.

         B.       Reports on Form 8-K.

                  The Company did not file any Current Reports on Form 8-K during the first quarter of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NANOPHASE TECHNOLOGIES CORPORATION

Date: May 14, 2002                     By:  /s/  JOSEPH E. CROSS
                                            ------------------------------------
                                            Joseph E. Cross
                                            President, Chief Executive Officer
                                            (principal executive officer)
                                            and a Director



Date: May 14, 2002                     By:  /s/  JESS JANKOWSKI
                                            ------------------------------------
                                            Jess Jankowski
                                            Acting Chief Financial Officer, Vice
                                            President, Corporate Controller,
                                            Treasurer and Secretary (principal
                                            financial and chief accounting
                                            officer)