Form 10-Q
period 2002-06-30
NANOPHASE TECHNOLOGIES CORPORATION
filed 2002-08-14
CIK 883107

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2002

Commission File Number: 0-22333

Nanophase Technologies Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3687863 (I.R.S. Employer Identification No.)

1319 Marquette Drive, Romeoville, Illinois 60446
(Address of principal executive offices, and zip code)

Registrant’s telephone number, including area code: (630) 771-6708

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes   X      No

As of August 13, 2002, there were outstanding 15,106,032 shares of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED JUNE 30, 2002

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$530,965	$582,579
Investments	10,175,857	6,842,956
Trade accounts receivable, less allowance for doubtful accounts of $25,000 at June 30, 2002 and December 31, 2001	1,043,149	1,112,952
Other receivable, net	74,006	67,449
Inventories, net	776,815	956,268
Prepaid expenses and other current assets	295,429	381,696

Total current assets	12,896,221	9,943,900
Equipment and leasehold improvements, net	9,090,981	8,914,745
Other assets, net	349,596	325,743

	$22,336,798	$19,184,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$629,854	$714,135
Current portion of capital lease obligations	59,238	48,352
Accounts payable	584,959	1,233,466
Accrued expenses	1,223,670	732,427

Total current liabilities	2,497,721	2,728,380

Long-term debt, less current maturities	553,812	758,490
Long-term portion of capital lease obligations, less current maturities	66,970	53,900

	620,782	812,390

Contingent liabilities	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 15,106,032 and 13,705,931 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	151,060	137,059
Additional paid-in capital	56,568,815	50,260,747
Accumulated deficit	(37,501,580)	(34,754,188)

Total stockholders’ equity	19,218,295	15,643,618

	$22,336,798	$19,184,388

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenue:
Product revenue	$1,516,197	$957,314	$2,829,773	$1,937,489
Other revenue	145,649	92,065	239,755	183,815

Total revenue	1,661,846	1,049,379	3,069,528	2,121,304

Operating expense:
Cost of revenue	1,401,696	1,006,749	2,696,720	1,857,122
Research and development expense	480,042	362,519	1,003,726	800,189
Selling, general and administrative expense	1,006,104	1,090,995	2,091,319	2,226,949

Total operating expense	2,887,842	2,460,263	5,791,765	4,884,260

Loss from operations	(1,225,996)	(1,410,884)	(2,722,237)	(2,762,956)
Interest income	33,041	165,436	61,177	416,616
Interest expense	(28,792)	(8,272)	(56,282)	(17,664)
Other, net	(951)	(3,000)	(50)	(12,000)

Loss before provision for income taxes	(1,222,698)	(1,256,720)	(2,717,392)	(2,376,004)
Provisions for income taxes	(30,000)	(30,000)	(30,000)	(30,000)

Net loss	$(1,252,698)	$(1,286,720)	$(2,747,392)	$(2,406,004)

Net loss per share—basic and diluted	$(0.09)	$(0.09)	$(0.20)	$(0.18)

Weighted average number of common shares outstanding	14,232,786	13,643,771	13,980,694	13,628,562

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2002	2001
Operating activities:
Net loss	$(2,747,392)	$(2,406,004)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	569,170	379,755
Allowance for excess inventory quantities	25,019	(12,172)
Provision for asset write-down	—	14,086
Changes in assets and liabilities related to operations:
Trade accounts receivable	69,803	696,788
Other receivable	(6,557)	51,352
Inventories	154,434	(1,129,513)
Prepaid expenses and other assets	54,783	25,072
Accounts payable	62,261	758,945
Accrued liabilities	491,243	3,189

Net cash (used in) operating activities	(1,327,236)	(1,618,502)
Investing activities:
Acquisition of equipment and leasehold improvements	(573,964)	(3,821,301)
Purchases of held-to-maturity investments	(55,698,953)	(36,035,911)
Maturities of held-to maturity investments	52,366,052	41,083,299

Net cash (used in) provided by investing activities	(3,906,865)	1,226,087
Financing activities:
Principal payment on debt obligations, including capital leases	(305,758)	(153,259)
Proceeds from borrowings	—	782,333
Proceeds from sale of common stock, net, and exercise of stock options	6,322,069	285,370
Payments of accounts payable incurred for the purchase of equipment and leasehold improvements	(833,824)	—

Net cash provided by financing activities	5,182,487	914,444

(Decrease) increase in cash and cash equivalents	(51,614)	522,029
Cash and cash equivalents at beginning of period	582,579	473,036

Cash and cash equivalents at end of period	$530,965	$995,065

Supplemental cash flow information:
Interest paid	$56,282	$—

Income taxes paid	$30,000	$30,000

Supplemental non-cash investing activities:
Capital lease obligations incurred for use of equipment	$40,755	$—

Accounts payable incurred for the purchase of equipment and leasehold improvements	$123,056	$—

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (the “Company”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

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

Revenue from international sources approximated $303,000 and $625,000 for the six months ended June 30, 2002 and 2001, respectively.

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

(4) Inventories

Inventories consist of the following:

	June 30, 2002	December 31, 2001
Raw materials	$447,717	$429,393
Finished goods	985,119	1,157,877

	1,432,836	1,587,270
Allowance for excess inventory quantities	(656,021)	(631,002)

	$776,815	$956,268

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(5) Stock Options and Warrants

During the six months ended June 30, 2002, 30,101 shares of Common Stock were issued pursuant to exercises of stock options, compared to 99,041 shares of Common Stock in the same period in 2001. In the same six-month period in 2002 and 2001 no warrants were converted.

(6) Significant Customers and Contingencies

Revenue from the Company’s largest customer constituted approximately 71% of the Company’s total revenue for the three- and six-month periods ending June 30, 2002. Amounts included in accounts receivable relating to this particular customer were approximately $715,000 at June 30, 2002. The Company currently has a supply agreement with its largest customer that has contingencies outlined in it which could potentially result in the license of technology and/or, as provided for in that supply agreement, the sale of production equipment, providing capacity sufficient to meet the customer’s production needs, from the Company to the customer, if triggered by the Company’s failure to meet certain performance requirements and/or certain financial condition covenants. The financial condition covenants included in the Company’s supply agreement with the aforementioned customer “triggers” a technology transfer (license or, optionally, an equipment sale) in the event (a) that earnings of the Company for a twelve month period ending with its most recently published quarterly financial statements are less than zero and its cash, cash equivalents and liquid investments are less than $4,000,000, (b) of an acceleration of any debt maturity having a principal amount of more than $10,000,000 or (c) the Company’s insolvency, as further defined within the agreement. In the event of an equipment sale relating to a triggering event, the equipment would be sold to the customer at 115% of the equipment’s net book value. The Company believes that it has complied with all contractual requirements and that it has not had a “triggering event”. The Company further believes that the proceeds of the May 29, 2002 private placement provide sufficient cash balances to avoid the first triggering event referenced above for at least twelve months. If a triggering event were to occur and our largest customer elected to proceed with the transfer and related sale mentioned above, the Company would receive royalty payments from its customer for products sold using our technology; however, the Company would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that would be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by the Company’s agreement with the customer. This shortfall might put the Company in a position where it would be difficult to secure additional funding given an already tenuous cash position. Such an event would also result in the loss of many of the Company’s key staff and line employees due to economic realities. The Company believes that its employees are a critical component of its success and would be difficult to replace and train quickly. Given the occurrence of such an event, the Company might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on the Company. The Company would effectively reduce its size and staffing to a point where it could remain a going concern. Such a change would make it unlikely that, without unforeseen funding, the Company could continue to grow at anything other than an incremental rate.

(7) Contingent Liabilities

In 1998, Harbour Court LPI, a small stockholder of the Company, sued the Company, certain of its current and former officers and the underwriters of the Company’s initial public offering of common stock (the “IPO”). The complaint alleged that defendants had violated the federal Securities Exchange Act of 1934 by making supposedly fraudulent material misstatements of fact and omitting to state material facts necessary to prevent other statements from being misleading in connection with soliciting consents to the IPO from certain of the Company’s preferred stockholders. These supposed misrepresentations concerned purported mischaracterization of revenues the Company received from its then-largest customer. The complaint further alleged that the action should be maintained as a plaintiff class action on behalf of certain former preferred stockholders whose shares of preferred stock were converted into common stock on or about the date of the IPO. The complaint sought unquantified damages, interest and attorneys’ fees. In September 2000, each defendant answered the complaint, denying all wrongdoing.

Following certain discovery, the Company agreed to settle all claims against all defendants in the preferred shareholders’ complaint for $800,000, plus up to an additional $50,000 for the cost of settlement notices and administration. The settlement did not admit liability by any party. The Court ordered final approval of the settlement in January 2002, and concurrently dismissed with prejudice the preferred shareholders’ complaint. Because the settlement was funded by the Company’s directors and officers liability insurance, the settlement payment did not have a material adverse effect on the Company’s financial position or results of operations.

In November 2001, George Tatz, a purchaser of 200 shares of the Company’s common stock, sued the Company and Joseph Cross, its President and CEO. The complaint alleged that defendants violated the federal Securities Exchange Act of 1934 by making supposedly fraudulent material misstatements of fact and omitting to state material facts necessary to prevent other statements from being misleading in connection with the Company’s public disclosures, including certain press releases, concerning the Company’s dealings with Celox, a British customer. The complaint further alleged that the action should be maintained as a plaintiff class action on behalf of certain persons who purchased shares of the Company’s common stock from April 5, 2001 through October 24, 2001. The complaint sought relief including unquantified compensatory damages, attorneys’ and expert witness’ fees. In December 2001, defendants moved to dismiss the complaint on various substantive and procedural grounds. Rather than respond to that motion, plaintiff filed an amended complaint in March 2002. The amended complaint alleges that the Company and four of its officers (Joseph Cross; Daniel Bilicki, its vice president of sales and marketing; Jess Jankowski, its acting chief financial officer; and Gina Kritchevsky, its chief technology officer) are liable under the federal Securities Exchange Act of 1934 for making supposedly fraudulent material misstatements and omissions of fact in connection with the Company’s press releases, publicly-filed reports and other public disclosures concerning the Company’s dealings with the British customer and the Company’s purportedly improper booking, and later reversal, of revenue from a one-time sale to that customer. The amended complaint alleges the same putative class and seeks the same relief as in plaintiff’s initial complaint. Defendants filed a motion to dismiss the amended complaint in April 2002. Briefing on that motion was completed on May 31, 2002. To date, the court has not ruled on the motion to dismiss. Although the Company believes that the allegations of the amended complaint are without merit, it is not feasible to predict at this time the outcome of this litigation or whether its resolution could have a material adverse effect on the Company’s results of operations or financial condition.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since January 1, 1997, Nanophase Technologies Corporation (the “Company”) has been engaged in the commercial production and sale of its nanocrystalline materials. All of the Company’s revenue since January 1, 1997 has been generated through commercial sources. From its inception in November 1989 through June 30, 2002, the Company was primarily capitalized through private offerings of approximately $25,758,000 of equity securities and its initial public offering of $28,838,000 of the Company’s common stock (the “Common Stock”), each net of issuance costs. The Company has incurred cumulative losses of $37,501,580 from inception through June 30, 2002.

Results of Operations

Total revenue increased to $1,661,846 for the three months ended June 30, 2002, compared to $1,049,379 for the same period in 2001. Total revenue increased to $3,069,528 for the six months ended June 30, 2002, compared to $2,121,304 for the same period in 2001. Product revenue increased to $1,516,197 for the three months ended June 30, 2002, compared to $957,314 for the same period in 2001. Product revenue increased to $2,829,773 for the six months ended June 30, 2002, compared to $1,937,489 for the same period in 2001. Increases in total product revenue were attributed to additional customers and growth with existing customers. Other revenue increased to $145,649 and $239,755 for the three-and six-month periods ended June 30, 2002, compared to $92,065 and $183,815 for the same periods in 2001. The majority of the revenue generated during the three and six months ended June 30, 2002 was from customers in the healthcare, wear-resistant materials, Chemical Mechanical Planarization (CMP) and catalyst markets. Revenue from the Company’s largest customer constituted approximately 71% of the Company’s total revenue for the three- and six-month periods ended June 30, 2002. For the three- and six-month periods ended June 30, 2001, the same customer accounted for 46% and 60% of the Company’s total revenue, respectively.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $1,401,696 and $2,696,720 for the three and six months, respectively, ended June 30, 2002, compared to $1,006,749 and $1,857,122 for the same periods in 2001. The increase in cost of revenue was generally attributed to increased product sales and increased depreciation expense resulting from the completion, and placement in service at the beginning of the year of the majority of the Company’s build out of its manufacturing and powder coating facilities, somewhat offset by efficiencies in the manufacture of the Company’s products. Cost of revenue as a percentage of total revenue decreased from 96% for the three months ended June 30, 2001 to 84% for the three months ended June 30, 2002. Cost of revenue as a percentage of total revenue remained at 88% for the six months ended June 30, 2002 and 2001, respectively. Improvements to gross profit are primarily due to increased revenues, a more favorable product mix, continued gains in operating efficiencies, and nonrecurring other revenue in the amount of $65,000 received in the second quarter. The Company expects to remain operating at a positive annual gross profit margin for the foreseeable future.

Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with the Company’s development or acquisition of new product applications and coating formulations and the cost of enhancing the Company’s manufacturing processes. The Company is currently engaged in research to enhance its ability to disperse its materials in a variety of organic and inorganic media for use as coatings and polishing materials. A recent technical success was related to the Company’s ability to engineer some of its nanomaterials to remain relatively uniformly dispersed in liquid systems over extended periods of time. The Company’s recent announcement regarding its new CMP partner came about as a direct result of this successful research and subsequent application development. The Company also has an ongoing advanced engineering effort that is primarily focused on the development of new nanomaterials as well as the refinement of existing nanomaterials. Research and development expense increased to $480,042 and $1,003,726 for the three and six months, respectively, ended June 30, 2002, compared to $362,519 and $800,189 for the same periods in 2001. The increase in research and development expense was primarily due to no salary expenses currently being capitalized for construction projects and increased depreciation on assets completed and placed in service during the six months ended June 30, 2002.

Selling, general and administrative expense decreased to $1,006,104 and $2,091,319 for the three- and six-month periods, respectively, ended June 30, 2002, compared to $1,090,995 and $2,226,949 for the same periods in 2001. The net decrease was primarily attributed to reduced costs of bad debt expense, telephone, consultants, travel, and investor relations costs. These decreases were somewhat offset by increases in salaries and legal expenses.

Interest income decreased to $33,041 and $61,177 for the three- and six-month periods, respectively, ended June 30, 2002, compared to $165,436 and $416,616 for the same periods in 2001. This decrease was primarily due to a reduction in funds available for investment and, to a lesser extent, reduced investment yields.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and investments amounted to $10,706,822 at June 30, 2002, compared to $7,425,535 at December 31, 2001. The net cash used in the Company’s operating activities was $1,327,236 for the six months ended June 30, 2002, compared to $1,618,502 for the same period in 2001. Net cash used in investing activities, which is due to maturities of securities offset somewhat by capital expenditures and purchases of securities, amounted to $3,906,865 for the six months ended June 30, 2002 compared to $1,226,087 of net cash provided by investing activities for the same period in 2001. Capital expenditures, primarily related to the build out of the Company’s new pilot manufacturing and powder blending facilities within its Romeoville, Illinois facility and further expansion of the Company’s existing manufacturing facility in Burr Ridge, Illinois and the purchase of related operating equipment, amounted to $697,020, including $123,056 in non-cash items incurred for accounts payable relating to capital expenditures, for the six months ended June 30, 2002, compared to $3,821,301 for the same period in 2001. Net cash provided by financing activities, is primarily due to the Company securing financing through a private placement and to a lesser extent by the issuance of shares of common stock pursuant to the exercise of options, somewhat offset by principal payments on debt and capital lease obligations and accounts payable incurred for the purchase of equipment and leasehold improvements, amounted to $5,182,487 for the six-month period ended June 30, 2002, compared to $914,444 for the same period in 2001.

On May 29, 2002, the Company secured equity funding through a private placement offering. The Company issued 1.37 million shares of additional common stock at $5.00 per share and received gross proceeds of $6.85 million. Net proceeds were approximately $6.2 million after commissions, legal, accounting, and other costs. The Company intends to use the proceeds to fund expected growth in new markets as well as to provide for expanded working capital needs expected to arise as sales volume grows. Management expects that the proceeds received from the private placement offering should be sufficient to enable the Company to avoid a “triggering event” relating to the customer supply agreement, as more fully described in Note 6 of the Company’s financial statements.

The Company believes that cash from operations and cash on hand, together with the remaining net proceeds from the Company’s initial public offering of Common Stock (“the Offering”), and with its most recent funding received through a private placement offering, and interest income thereon, will be adequate to fund the Company’s current operating plans. The Company’s actual future capital requirements will depend, however, on many factors, including customer acceptance of the Company’s current and potential nanocrystalline materials and product applications, continued progress in the Company’s research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand the Company’s manufacturing capabilities and to market and sell the Company’s materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with the Company’s existing customers.

At June 30, 2002, the Company had a net operating loss carryforward of approximately $42.5 million for income tax purposes. Because the Company may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2021. As a result of the annual limitation, a portion of this carryforward may expire before ultimately becoming available to reduce income tax liabilities. At June 30, 2002, the Company also had a foreign tax credit carryforward of $216,000, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire at various dates between 2017 and 2022 if not utilized before that date.

Should events arise that make it appropriate for the Company to seek additional financing, it should be noted that additional financing may not be available on acceptable terms or at all, and any such additional financing could be dilutive to the Company’s stockholders. Such a financing could be necessitated by such things as; the loss of existing customers; currently unknown capital requirements which may be needed to retain existing business or remain competitive in the seeking of new business; new regulatory requirements that are outside the Company’s control; or various other circumstances coming to pass that are currently not anticipated by the Company.

Safe Harbor Provision

Nanophase Technologies Corporation wants to provide investors with more meaningful and useful information. As a result, this Quarterly Report on Form 10-Q (the “Form 10-Q”) contains and incorporates by reference certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended. Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect the Company’s current expectations regarding its future results of operations, performance, and achievements and are based on information currently available to the Company. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as “intends,” “believes,” “estimates,” “expects,” “plans,” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance, and achievements in 2002 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, and factors include, without limitation: uncertain demand for, and acceptance of, the Company’s nanocrystalline materials; the Company’s dependence on a limited number of key customers; the Company’s limited manufacturing capacity and experience; the Company’s limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; the Company’s dependence on patents and protection of proprietary information; the resolution of litigation the Company is involved in; and other risks set forth in the Company’s previous filings with the Securities and Exchange Commission. Readers of this Quarterly Report on Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not have any material market risk sensitive instruments.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7 to the Financial Statements for additional information.

Item 2. Changes in Securities and Use of Proceeds

On November 26, 1997 (the “Effective Date”), the Company’s Registration Statement on Form S-1 (File No. 333-36937) relating to the Offering was declared effective by the Securities and Exchange Commission. On May 29, 2002, the Company issued 1,370,000 shares of common stock in a private placement offering, taken collectively with the Company’s November 26, 1997 Offering as “the Offerings.” Since the Effective Date, of its $35,033,231 of net proceeds from the Offerings, the Company has used approximately $9,707,000 for capital expenditures primarily related to the further expansion of the Company’s existing manufacturing facility and the purchase of operating equipment and approximately $14,619,000 for working capital and other general corporate purposes. The remainder of the net proceeds has been invested by the Company, pending its use, in short-term, investment grade, interest-bearing obligations.

On May 29, 2002, the Company sold, in a private placement, 1.37 million shares of common stock at $5.00 per share and received gross proceeds of $6.85 million. Net proceeds were approximately $6.2 million after commissions, legal, accounting, and other costs. The Company intends to use the proceeds to fund expected growth in new markets as well as to provide for expanded working capital needs expected to arise as sales volume grows.

Item 4. Submissions of Matters to a Vote of Security Holders.

a)     The 2002 Annual Meeting of Stockholders of the Company was held on June 26, 2002.
b)     The stockholders voted to re-elect two Class II directors to the Company’s Board of Directors. Results of the voting were as follows:

Directors	For	Authority Withheld	Abstentions	Broker Non-Votes
Joseph E. Cross	12,054,522	522,059	—	—
Richard W. Siegel, Ph.D	12,357,255	219,326	—	—

James A. Henderson, James A. McClung, Ph.D, Jerry K. Pearlman, and Donald S. Perkins continued their terms of office as directors of the Company after the 2002 Annual Meeting of Stockholders.

c)     The stockholders also voted to ratify the appointment by the Company’s Board of Directors of McGladrey & Pullen, LLP as the independent auditors of the Company’s financial statements for the year ended December 31, 2002. Results of the voting were as follows:

For	Against	Abstentions	Broker Non-Votes
12,427,441	45,178	103,962	—

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits.
Exhibit 10.23* —   Cooperation Agreement dated June 24, 2002 between the Company and Rodel, Inc.

Exhibit 99.1  —  CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2  —  CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Confidentiality requested, confidential portions have been omitted and filed separately with the Commission as required  by Rule 24b-2.

B.	Reports on Form 8-K.
The Company did not file any Current Reports on Form 8-K during the second quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: August 14, 2002	By: /s/ JOSEPH E. CROSS

Joseph E. Cross President, Chief Executive Officer (principal executive officer) and a Director

Date: August 14, 2002	By: /s/ JESS A. JANKOWSKI

Jess A. Jankowski Acting Chief Financial Officer, Vice President—Corporate Controller, Secretary, and Treasurer (principal financial and accounting officer)