Form 10-Q
period 2002-09-30
NANOPHASE TECHNOLOGIES CORPORATION
filed 2002-11-14
CIK 883107

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:    September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X      No

As of November 13, 2002, there were outstanding 15,106,032 shares of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED September 30, 2002

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION
BALANCE SHEETS
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS

Current assets:
Cash and cash equivalents	$396,444	$582,579
Investments	8,972,777	6,842,956
Trade accounts receivable, less allowance for doubtful accounts
of $25,000 at September 30, 2002 and December 31, 2001	607,818	1,112,952
Other receivable, net	14,475	67,449
Inventories, net	1,081,195	956,268
Prepaid expenses and other current assets	180,458	381,696

Total current assets	11,253,167	9,943,900
Equipment and leasehold improvements, net	9,284,904	8,914,745
Other assets, net	358,240	325,743

	$20,896,311	$19,184,388

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$661,788	$714,135
Current portion of capital lease obligations	65,212	48,352
Accounts payable	490,187	1,233,466
Accrued expenses	945,865	732,427

Total current liabilities	2,163,052	2,728,380
Long-term debt, less current maturities	441,192	758,490
Long-term portion of capital lease obligations, less current maturities	69,556	53,900

Total long-term debt	510,748	812,390

Contingent liabilities:	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 15,106,032 and 13,705,931 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	151,060	137,059
Additional paid-in capital	56,568,815	50,260,747
Accumulated deficit	(38,497,364)	(34,754,188)

Total stockholders’ equity	18,222,511	15,643,618

	$20,896,311	$19,184,388

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenue:
Product revenue, net	$1,173,373	$549,805	$4,003,147	$2,487,293
Other revenue	80,037	129,740	319,791	313,555

Total revenue	1,253,410	679,545	4,322,938	2,800,848

Operating expense:
Cost of revenue	1,084,863	1,142,835	3,781,583	2,999,957
Research and development expense	292,237	340,035	1,295,962	1,140,224
Selling, general and administrative expense	896,903	738,015	2,988,221	2,964,963

Total operating expense	2,274,003	2,220,885	8,065,766	7,105,144

Loss from operations	(1,020,593)	(1,541,340)	(3,742,828)	(4,304,296)
Interest income	51,959	112,870	113,136	529,486
Interest expense	(29,971)	(9,242)	(86,253)	(26,905)
Other, net	4,570	—	11,992	(12,000)

Loss before provision for income taxes	(994,035)	(1,437,712)	(3,703,953)	(3,813,715)
Provisions for income taxes	(1,750)	—	(39,223)	(30,000)

Net loss	$(995,785)	$(1,437,712)	$(3,743,176)	$(3,843,715)

Net loss per share—basic and diluted	$(0.07)	$(0.10)	$(0.26)	$(0.28)

Weighted average number of common shares outstanding	15,106,032	13,703,921	14,359,928	13,653,960

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ending September 30,
	2002	2001
Operating activities:
Net loss	$(3,743,176)	$(3,843,715)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	875,775	540,299
Allowance for excess inventory quantities	(23,459)	23,182
Provision for asset write-down	—	14,086
Accounts receivable paid through offset of long-term debt	(190,916)	—
Changes in assets and liabilities related to operations:
Trade accounts receivable	505,134	277,172
Other receivable	52,974	46,132
Inventories	(101,468)	(1,162,688)
Prepaid expenses and other assets	157,696	41,728
Accounts payable	(86,941)	199,571
Accrued liabilities	213,438	10,485

Net cash (used in) operating activities	(2,340,943)	(3,853,748)

Investing activities:
Acquisition of equipment and leasehold improvements	(992,396)	(5,442,595)
Payment of accounts payables incurred for the purchase of equipment and leasehold improvements	(833,824)	—
Purchases of held-to-maturity investments	(86,288,489)	(52,962,100)
Maturities of held-to maturity investments	84,158,668	61,515,211

Net cash (used in) provided by investing activities	(3,956,041)	3,110,516

Financing activities:
Principal payment on debt obligation, including capital leases	(211,220)	(236,477)
Proceeds from borrowing	—	782,333
Proceeds from sale of common stock, net, and exercise of stock options	6,322,069	376,116

Net cash provided by financing activities	6,110,849	921,972

(Decrease) increase in cash and cash equivalents	(186,135)	178,740
Cash and cash equivalents at beginning of period	582,579	473,036

Cash and cash equivalents at end of period	$396,444	$651,776

Supplemental cash flow information:
Interest paid	$86,253	$—

Income taxes paid	$39,223	$30,000

Supplemental non-cash investing and financing activities:
Capital lease obligations incurred for use of equipment	$65,007	$—

Accounts payable incurred for the purchase of equipment and leasehold improvements	$177,486	$—

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (the “Company”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

Revenue from international sources approximated $473,000 and $381,000 for the nine months ended September 30, 2002 and 2001, respectively.

(3)	Investments

Investments are classified by the Company at the time of purchase for appropriate designation and such designations are reevaluated as of each balance sheet date. The Company’s policy is to classify money market funds and certificates of deposit as investments. Investments are classified as held-to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to maturity securities are stated at amortized cost and are adjusted to maturity for the amortization of premiums and accretion of discounts. Such adjustments for amortization and accretion are included in interest income. At September 30, 2002 the Company’s investments were approximately $8,973,000 of which $8,776,000 are classified as short-term commercial paper and $188,000 were certificates of deposit. Investments held in short-term commercial paper have maturity days of less than ninety days and certificates of deposit have maturities ranging from 1 to 5 months.

(4)	Inventories

Inventories consist of the following:

	September 30, 2002	December 31, 2001
Raw materials	$559,232	$429,393
Finished goods	1,129,507	1,157,877

	1,688,739	1,587,270
Allowance for excess inventory quantities	(607,544)	(631,002)

	$1,081,195	$956,268

In 2002, the allowance for excess inventory quantities for the three and six months ended were $656,021 and $672,075, respectively.

NANOPHASE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(5)	Stock Options and Warrants

During the nine months ended September 30, 2002, no shares of Common Stock were issued pursuant to exercises of stock options, compared to 105,212 shares of Common Stock in the same period in 2001. In the same nine-month period in 2002 and 2001 no warrants were converted.

(6)	Significant Customers and Contingencies

Revenue from the Company’s largest customer constituted approximately 70 and 71% of the Company’s total revenue for the three- and nine-month periods ending September 30, 2002. Amounts included in accounts receivable relating to this particular customer were approximately $ 234,000 at September 30, 2002. The Company currently has a supply agreement with its largest customer that has contingencies outlined in it which could potentially result in the license of technology and/or, as provided for in that supply agreement, the sale of production equipment, providing capacity sufficient to meet the customer’s production needs, from the Company to the customer, if triggered by the Company’s failure to meet certain performance requirements and/or certain financial condition covenants. The financial condition covenants included in the Company’s supply agreement with the aforementioned customer “triggers” a technology transfer (license or, optionally, an equipment sale) in the event (a) that earnings of the Company for a twelve month period ending with its most recently published quarterly financial statements are less than zero and its cash, cash equivalents and liquid investments are less than $4,000,000, (b) of an acceleration of any debt maturity having a principal amount of more than $10,000,000 or (c) the Company’s insolvency, as further defined within the agreement. In the event of an equipment sale relating to a triggering event, the equipment would be sold to the customer at 115% of the equipment’s net book value. The Company believes that it has complied with all contractual requirements and that it has not had a “triggering event”. The Company further believes that the proceeds of the May 29, 2002 private placement provide sufficient cash balances to avoid the first triggering event referenced above for at least the next twelve months. If a triggering event were to occur and our largest customer elected to proceed with the transfer and related sale mentioned above, the Company would receive royalty payments from its customer for products sold using our technology; however, the Company would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that would be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by the Company’s agreement with the customer. This shortfall might put the Company in a position where it would be

NANOPHASE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS – (Continued)
(Unaudited)

difficult to secure additional funding given an already tenuous cash position. Such an event would also result in the loss of many of the Company’s key staff and line employees due to economic realities. The Company believes that its employees are a critical component of its success and would be difficult to replace and train quickly. Given the occurrence of such an event, the Company might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on the Company. The Company would effectively reduce its size and staffing to a point where it could remain a going concern. Such a change would make it unlikely that, without unforeseen funding, the Company could continue to grow at anything other than an incremental rate.

(7)	Contingent Liabilities

In 1998, Harbour Court LPI, a small stockholder of the Company, sued the Company, certain of its current and former officers and the underwriters of the Company’s initial public offering of common stock (the “IPO”) in the United States District Court for the Northern District of Illinois. The complaint alleged that defendants had violated the federal Securities Exchange Act of 1934 by making supposedly fraudulent material misstatements of fact and omitting to state material facts necessary to make other statements of fact not misleading in connection with soliciting consents to the IPO from certain of the Company’s preferred stockholders. These supposed misrepresentations concerned purported mischaracterization of revenues that the Company received from its then-largest customer. The complaint further alleged that the action should be maintained as a plaintiff class action on behalf of certain former preferred stockholders whose shares of preferred stock were converted into common stock on or about the date of the IPO. The complaint sought unquantified compensatory damages, interest, and attorneys’ fees. In September 2000, each defendant answered the complaint, denying all wrongdoing.

Following certain discovery, the Company agreed to settle all claims against all defendants in the preferred stockholders’ complaint for $800,000, plus up to an additional $50,000 for the cost of settlement notices and administration. The settlement did not admit liability by any party. The Court ordered final approval of the settlement in January 2002 and concurrently dismissed with prejudice the preferred shareholders’ complaint. Because the settlement was funded by the Company’s directors and officers liability insurance, the settlement payment did not have a material adverse effect on the Company’s financial position or results of operations.

In November 2001, George Tatz, a purchaser of 200 shares of the Company’s common stock, sued the Company and Joseph Cross, its President and CEO, in the United States District Court for the Northern District of Illinois. The complaint alleged that defendants violated the federal Securities Exchange Act of 1934 by making supposedly fraudulent material misstatements of fact and omitting to state material facts necessary to prevent other statements from being misleading in connection with the Company’s public disclosures, including certain press releases, concerning the Company’s dealings with Celox, a British customer. The complaint further alleged that the action should be maintained as a plaintiff class action on behalf of certain persons who purchased shares of the Company’s common stock from April 5, 2001 through October 24, 2001. The complaint sought relief including unquantified compensatory damages, attorneys’ and expert witness’ fees. In March 2002, plaintiff filed an amended complaint, alleging that the Company and four of its officers (Joseph Cross; Daniel Bilicki, its vice president of sales and marketing; Jess Jankowski, its acting chief financial officer; and Gina Kritchevsky, its chief technology officer) are liable under the federal Securities Exchange Act of 1934 for making supposedly fraudulent material misstatements and omissions of fact in connection with the Company’s press releases, publicly-filed reports and other public disclosures concerning the Company’s relationship with Celox and the Company’s purportedly improper booking, and later reversal, of revenue from a one-

NANOPHASE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS – (Continued)
(Unaudited)

time sale to that customer. The amended complaint alleges the same putative class and seeks the same relief as in plaintiff’s initial complaint. Defendants moved to dismiss the amended complaint in April 2002. On October 9, 2002, the court denied defendants’ motion, finding that plaintiff’s 40-page amended complaint asserted sufficient allegations to permit the case to proceed. Defendants anticipate answering the amended complaint by November 12, 2002. Although the Company believes that the allegations of the amended complaint are without merit, it is not feasible to predict at this time the ultimate outcome of this litigation or whether its resolution could have a material adverse effect on the Company’s results of operations or financial condition.

(8)	Recent Accounting Pronouncements

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as a component of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe the adoption of the statement will have a material impact on the Company’s consolidated financial statements.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, establishes accounting and reporting standards for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed. SFAS No. 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the statement as of January 1, 2002 and the implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since January 1, 1997, Nanophase Technologies Corporation (the “Company”) has been engaged in the commercial production and sale of its nanocrystalline materials. All of the Company’s revenue since January 1, 1997 has been generated through commercial sources. From its inception in November 1989 through September 30, 2002, the Company was primarily capitalized through the private offering of approximately $25,758,000 of equity securities and its initial public offering of approximately $28,838,000 of the Company’s common stock (the “Common Stock”), each net of issuance costs. The Company has incurred cumulative losses of $38,497,364 from inception through September 30, 2002.

Results of Operations

Total revenue increased to $1,253,410 and $4,322,938 for the three and nine months, respectively, ended September 30, 2002, compared to $679,545 and $2,800,848 for the same periods in 2001. Product revenue increased to $1,173,373 for the three months ended September 30, 2002, compared to $549,805 for the same period in 2001. Product revenue increased to $4,003,147 for the nine months ended September 30, 2002, compared to $2,487,293 for the same period in 2001. Increases in total product revenue were mainly attributed to growth with existing customers and, to a lesser extent, to additional customers. Revenue growth was magnified somewhat in the third quarter 2002 to third quarter 2001 comparison due to a reversal of a sale of $400,680 in September of 2001 that was originally recorded in the first quarter of 2001. The original sale was appropriately recorded in accordance with generally accepted accounting principles for such transactions; however, the products were never shipped to the customer and the amount billed to the customer was never collected. In the opinion of management, it is unlikely that this transaction will ever be completed. The Company is currently involved in litigation with this customer to force them to honor their legal obligations. Given the apparent current financial condition of this customer, it is unlikely that the outcome of this litigation will result in material payment to Nanophase. Accordingly, management decided to reverse the revenue recorded in the first quarter of 2001. Other revenue decreased to $80,037 for the three months ended September 30, 2002, compared to $129,740 for the same period in 2001. Other revenue increased to $319,791 for the nine months ended September 30, 2002 compared to $313,555 for the same period in 2001. The majority of the revenue generated during the three and nine months ended September 30, 2002 was from customers in the healthcare, wear-resistant materials, Chemical Mechanical Planarization (CMP) and catalyst markets. Revenue from the Company’s largest customer constituted approximately 70% and 71% of the Company’s total revenue for the three-and nine- month periods ended September 30, 2002. For the three-and nine-month periods ended September 30, 2001, the same customer accounted for approximately 80% and 76% of the Company’s total revenue, respectively.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue decreased to $1,084,863 for the three months ended September 30, 2002, compared to $1,142,835 for the same period in 2001. Total cost of revenue increased to $3,781,583 for the nine months ended September 30, 2002, compared to $2,999,957 for the same period in 2001. The increase in total cost of revenue was generally attributed to increased product sales volume and increased depreciation expense resulting from the completion, and placement in service at the beginning of the current year and throughout the current year of the majority of the Company’s build out of its manufacturing and powder coating facilities, somewhat offset by efficiencies in the manufacture of the Company’s products. Cost of revenue as a percentage of total revenue decreased from 168% and

107% for the three-and nine-month periods ended September 30, 2001, compared to 87% for the same periods in 2002. Improvements to gross profit are primarily due to increased revenues, continued gains in operating efficiencies, and nonrecurring other revenue in the amount of $65,000 received in the second quarter, enhanced to an extent, when comparing the three months ended September 30, 2002 to the same period in 2001, by the effects of the reversal of the previously discussed first quarter sale in the third quarter of 2001. For the nine-month period ended September 30, 2002, the Company realized approximately $10,000, or 6% of gross margin on total revenue, as a result of sales of inventoried material that had been previously reduced by an allowance for excess inventory quantities (as discussed in Note 4 to the financial statements). The Company expects to remain operating at a positive annual gross profit margin for the foreseeable future.

Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with the Company’s development or acquisition of new product applications and coating formulations and the cost of enhancing the Company’s manufacturing processes. The Company is currently engaged in research to enhance its ability to disperse its materials in a variety of organic and inorganic media for use as coatings and polishing materials. A recent technical success was related to the Company’s ability to engineer some of its nanomaterials to remain relatively uniformly dispersed in liquid systems over extended periods of time. The Company’s recent announcement regarding its new CMP partner came about as a direct result of this successful research and subsequent application development. The Company also has an ongoing advanced engineering effort that is primarily focused on the development of new nanomaterials as well as the refinement of existing nanomaterials. Research and development expense decreased to $292,237 for the three months ended September 30, 2002, compared to $340,035 for the same period in 2001. Research and development expense increased to $1,295,962 for the nine months ended September 30, 2002, compared to $1,140,224 for the same period in 2001. The increase in research and development expense was primarily due to no salary expenses being capitalized for construction projects during the first six months of 2002, compared to approximately $330,000 of specific salaries being capitalized in the first nine months of 2001, increased depreciation on assets completed and placed in service during the nine months ended September 30, 2002, and increased spending on engineering equipment, partially offset by a reduction in outside testing expenses. Beginning in the third quarter of 2002, the Company is currently capitalizing salary expenses on new construction projects.

Selling, general and administrative expense increased to $896,903 and $2,988,221 for the three- and nine-month periods, respectively, ended September 30, 2002, compared to $738,015 and $2,964,963 for the same periods in 2001. The net increase was primarily attributed to salary expenses relating to the hiring of a company executive and legal costs. These increases were partially offset by reductions in telephone, bad debt expense, partially a result of the reversal of revenue as discussed above, for a portion of which an allowance had previously been recorded, investor relations, consultants, and travel expenditures.

Interest income decreased to $51,959 and $113,136 for the three- and nine-month periods, respectively, ended September 30, 2002, compared to $112,870 and $529,486 for the same periods in 2001. This decrease was primarily due to a reduction in funds available for investment and, to a lesser extent, reduced investment yields.

Nanophase has been consistently expanding both its marketing and business development efforts and our production efficiency in order to address the issues of our dependence upon a limited amount of customers, enhancement of gross profit and operating cash flows, and the achievement of profitability. We currently have customers that may grow to the point where they generate significant revenues and margins as relationships expand. Our largest customer currently accounts for the majority of revenues. We view this customer as a single “leg” of the business and plan on adding more customers of similar magnitude in the forseeable future. Given the unique nature of our products, and the fact that markets for them are not yet fully developed, it is difficult to accurately predict when additional large customers will materialize. Our business is currently operating at a positive gross profit and we expect to remain at a positive annual gross profit level for the foreseeable future. We also expect additional volume of revenue to have a positive impact on gross profit as we continue to make gains in operating efficiencies. The extent of the growth in revenue volume, and the related gross profit that this revenue generates, will be the main drivers in generating positive operating cash flows and, ultimately, net income. In this paragraph, the term “gross profit” is intended to be equivalent to the term “gross margin.” Both of these terms refer to the amount that, assuming positive gross profit, total revenue exceeds total cost of revenue.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and investments amounted to $9,369,221 at September 30, 2002, compared to $7,425,535 at December 31, 2001. The net cash used in the Company’s operating activities was $2,340,943 for the nine months ended September 30, 2002, compared to $3,853,748 for the same period in 2001. Net cash used in investing activities, which is due to maturities of securities offset somewhat by capital expenditures and purchases of securities, amounted to $3,956,041 for the nine months ended September 30, 2002 compared to $3,110,516 of net cash provided by investing activities for the same period in 2001. Capital expenditures, primarily related to the build out of the Company’s new pilot manufacturing and powder blending facilities within its Romeoville, Illinois facility and further expansion of the Company’s existing manufacturing facility in Burr Ridge, Illinois and the purchase of related operating equipment, amounted to $1,234,889, including $177,486 in non-cash items incurred for accounts payable relating to capital expenditures and $65,007 in capital lease obligations incurred for use of equipment, for the nine months ended September 30, 2002, compared to $5,442,595 for the same period in 2001. Net cash provided by financing activities, is primarily due to the Company securing financing through a private placement in 2002 only, and to a lesser extent by the issuance of shares of common stock pursuant to the exercise of options in 2001 only, partially offset by principal payments on debt and capital lease obligations and accounts payable incurred for the purchase of equipment and leasehold improvements, amounting to $6,110,849 for the nine-month period ended September 30, 2002, compared to $921,972 for the same period in 2001.

On May 29, 2002, the Company secured equity funding through a private placement offering. The Company issued 1.37 million shares of additional common stock at $5.00 per share and received gross proceeds of $6.85 million. Net proceeds were approximately $6.2 million after commissions, legal, accounting, and other costs. The Company intends to use the proceeds to fund expected growth in new markets as well as to provide for expanded working capital needs expected to arise as sales volume grows. Management expects that the proceeds received from the private placement offering should be sufficient to enable the Company to avoid a “triggering event” for at least the next twelve months relating to the customer supply agreement, as more fully described in Note 6 of the Company’s financial statements.

The Company believes that cash from operations and cash on hand, together with the remaining net proceeds from the Company’s initial public offering of Common Stock (“the Offering”), and with its most recent funding received through a private placement offering, and interest income thereon, will be adequate to fund the Company’s operating plans for the next twelve months. The Company’s actual future capital requirements will depend, however, on many factors, including customer acceptance of the Company’s current and potential nanocrystalline materials and product applications, continued progress in the Company’s research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand the Company’s manufacturing capabilities and to market and sell the Company’s materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with the Company’s existing customers.

The Company expects capital spending for the remainder of the year to be approximately $600,000 which includes capitalized labor.

At September 30, 2002, the Company had a net operating loss carryforward of approximately $43.5 million for income tax purposes. Because the Company may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2021. As a result of the annual limitation, a portion of this carryforward may expire before ultimately becoming available to reduce income tax liabilities. At September 30, 2002, the Company also had a foreign tax credit carryforward of $216,000, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire at various dates between 2017 and 2022 if not utilized before that date.

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

Safe Harbor Provision

Nanophase Technologies Corporation wants to provide investors with more meaningful and useful information. As a result, this Quarterly Report on Form 10-Q (the “Form 10Q”) contains and incorporates by reference certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended. Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect the Company’s current expectations regarding its future results of operations, performance, and achievements and are based on information currently available to the Company. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as “intends,” “believes,” “estimates,” “expects,” “plans,” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties, and factors which could cause the Company’s actual results, performance, and achievements in 2002 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, and factors include, without limitation: uncertain demand for, and acceptance of, the Company’s nanocrystalline materials; the Company’s dependence on a limited number of key customers; the Company’s limited manufacturing capacity and experience; the Company’s limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; the Company’s dependence on patents and protection of proprietary information; the resolution of litigation the Company is involved in; and other risks set forth in the Company’s previous filings with the Securities and Exchange Commission. Readers of this Quarterly Report on Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company does not have any material market risk sensitive instruments.

Item 4.     Controls and Procedures

Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 7 to the Financial Statements for additional information.

Item 2.     Changes in Securities and Use of Proceeds

On November 26, 1997 (the “Effective Date”), the Company’s Registration Statement on Form S-1 (File No. 333-36937) relating to the Offering was declared effective by the Securities and Exchange Commission. On May 29, 2002, the Company issued 1,370,000 shares of common stock in a private placement offering, taken collectively with the Company’s November 26, 1997 Offering as “the Offerings.” Since the Effective Date, of its $35,033,231 of net proceeds from the Offerings, the Company has used approximately $10,204,000 for capital expenditures primarily related to the further expansion of the Company’s existing manufacturing facility and the purchase of operating equipment and approximately $15,460,000 for working capital and other general corporate purposes. The remainder of the net proceeds has been invested by the Company, pending its use, in short-term, investment grade, interest-bearing obligations.

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

The Company did not file any Current Reports on Form 8-K during the third quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: November 13, 2002	By:	/s/ JOSEPH E. CROSS
Joseph E. Cross President, Chief Executive Officer (principalexecutive officer) and a Director

Date: November 13, 2002	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski Acting Chief Financial Officer, Vice President— Corporate Controller, Secretary, and Treasurer (principal financial and accounting officer)

CERTIFICATIONS

Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Joseph Cross, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Nanophase Technologies Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

/s/ JOSEPH E. CROSS
Joseph E. Cross Chief Executive Officer

Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-Q (the “Report”) of Nanophase Technologies Corporation (the “Company”), I, Joseph Cross, Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:    November 13, 2002

/s/ JOSEPH E. CROSS
Joseph E. Cross Chief Executive Officer

Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jess Jankowski, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Nanophase Technologies Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

/s/ JESS A. JANKOWSKI
Jess A. Jankowski Acting Chief Financial Officer

Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-Q (the “Report”) of Nanophase Technologies Corporation (the “Company”), I, Jess Jankowski, Acting Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:    November 13, 2002

/s/ JESS A. JANKOWSKI
Jess A. Jankowski Acting Chief Financial Officer