Form 10-K/A
period 2001-12-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2003-03-17
CIK 883107

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its annual report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 28, 2002, to amend the notes to the financial statements to reflect a change in accounting treatment for revenue from a “bill and hold” transaction which it recognized originally in the quarter ending March 31, 2001 (the first quarter) and then reversed in the quarter ending September 30, 2001 (the third quarter) as well as the related impact on cost of revenue and selling, general, and administrative expense. This Amendment is filed in response to comments received from the staff of the SEC regarding the Company’s accounting treatment of this transaction. This amendment has no effect on the financial condition, net income or cash flows presented in the Company’s annual financial statements for the year ended December 31, 2001. Accordingly, in this Form 10-K/A, the Company is amending Note 17 to the financial statements to reflect different quarterly revenue, cost of revenue, selling, general and administrative expenses, and loss per share for the first three quarters of 2001. Cumulatively, these reclassifications have no impact on any of the Company’s financial statements for either the nine months ended September 30, 2001 or the twelve months ended December 31, 2001. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify those disclosures in any way other than as required to reflect the effects of the amendment discussed above.

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

McGladrey & Pullen, LLP

Schaumburg, Illinois

January 31, 2002, except for the

last paragraph of Note 18, for

which the date is March 8, 2002

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

(16) Significant Customers and Contingencies

Revenue from two customers constituted approximately 75.5% and 9.4%, respectively, of the Company’s 2001 revenue. Amounts included in accounts receivable relating to these two customers were approximately $719,000 and $307,000, respectively. Revenue from two customers constituted approximately 68.5% and 10.0%, respectively, of the Company’s 2000 revenue. Amounts included in accounts receivable relating to these two customers were approximately $805,000 and $309,000, respectively. Revenue from three customers constituted approximately 33.8%, 9.9%, and 9.7%, respectively, of the Company’s 1999 revenue. Amounts included in accounts receivable relating to these

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

three customers were approximately $94,000, $70,000, and $80,000, respectively. The Company currently has supply agreements with the aforementioned customers that have contingencies outlined in them which could potentially result in the license of technology and/or, as provided for in the supply agreement with the Company’s largest customer, the sale of production equipment, providing capacity sufficient to meet the customer’s production needs, from the Company to the customer, if triggered by the Company’s failure to meet certain performance requirements and/or certain financial condition covenants. The financial condition covenants included in the Company’s supply agreement with its largest customer “triggers” a technology transfer (license or, optionally, an equipment sale) in the event (a) that earnings of the Company for a twelve month period ending with its most recently published quarterly financial statements are less than zero and its cash, cash equivalents and liquid investments are less than $4,000,000, (b) of an acceleration of any debt maturity having a principal amount of more than $10,000,000 or (c) the Company’s insolvency, as further defined within the agreement. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at 115% of the equipment’s depreciated cost. The Company believes that it has complied with all contractual requirements and that it has not had a “triggering event”.

(17) Restated Quarterly Financial Data (Unaudited)

The Company recognized revenue under a bill and hold transaction in the quarter ending March 31, 2001 in the amount of $400,680, with the related cost of revenue amounting to $189,000. Subsequent to this transaction, in late June 2001, the Company recorded a valuation allowance of $150,000 related to this receivable due to uncertainty regarding its collection. In Mid-October, the Company concluded that the entire amount was uncollectible and management concluded that the transactions recorded in the first and second quarters should be reversed. The reversal of this sale, cost of revenue, and the valuation allowance provision was reflected in the Company’s financial statements for the third quarter ended September 30, 2001. The Company continues to pursue its claim against this customer via litigation.

In response to comments received from the staff of the SEC, the Company’s Management on March 14, 2003 decided to amend the Company’s 2002 Form 10-Q’s for information shown and discussed relating to the quarters ending March 31, 2001, June 30, 2001 and September 30, 2001 to reflect the reversal of all the Company’s previous accounting treatment relating to this transaction.

The impact of these revisions is as follows:

	First Quarter	First Quarter	Second Quarter	Second Quarter	Third Quarter	Third Quarter	Fourth Quarter	Fourth Quarter
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
2001
Total revenue	$1,071,924	$671,244	$1,049,379	$1,049,379	$679,545	$1,080,225	$1,238,621	$1,238,621
Loss from operations	(1,352,072)	(1,563,752)	(1,410,884)	(1,260,884)	(1,541,340)	(1,479,660)	(1,947,146)	(1,947,146)
Net loss	(1,119,283)	(1,330,963)	(1,286,720)	(1,136,720)	(1,437,712)	(1,376,032)	(1,896,528)	(1,896,528)
Basic and diluted loss per share	(0.08)	(0.10)	(0.09)	(0.08)	(0.10)	(0.10)	(0.14)	(0.14)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(a)	(a)	(a)	(a)
2000
Total revenue	$618,921	$1,105,336	$1,354,951	$1,194,145
Loss from operations	(1,717,784)	(1,552,282)	(1,024,466)	(1,412,394)
Net loss	(1,434,559)	(1,252,767)	(715,241)	(1,115,760)
Basic and diluted loss per share	(0.11)	(0.09)	(0.05)	(0.08)

(a)	These reported amounts were not affected by the restatement mentioned in the first two paragraphs to this note.

(18) Contingent Liabilities

Five separate complaints were filed in the United States District Court for the Northern District of Illinois, each alleging that the Company, certain of its officers and directors, and the underwriters of the Company’s initial public offering of the Company’s Common Stock (the “Offering”) were liable under the federal Securities Act of 1933 for making supposedly negligent or reckless material misstatements or omissions of fact in the Registration Statement and Prospectus relating to the Offering. A consolidated complaint was filed in those cases in October 1998, alleging that the action should be maintained as (i) a plaintiff class action on behalf of certain persons who purchased the Common Stock from November 26, 1997 through January 8, 1998, and (ii) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint sought relief including unquantified damages, interest, and attorneys’ fees. In October 1999, the Court granted in part and denied in part defendants’ motions to dismiss the consolidated complaint, finding in part that plaintiffs who did not purchase their Common

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock during the Offering could not sue under Section 12(a)(2) of the Securities Act of 1933. Each defendant’s respective answer to the remaining claims in the consolidated complaint was filed in November 1999. Following certain discovery, the Company agreed to settle all claims against all defendants in the consolidated complaint for $4,025,000. The settlement did not admit liability by any party. Because the settlement was funded by the Company’s directors and officers liability insurance, the settlement payment did not have a material adverse effect on the Company’s financial condition or results of operations. In March 2001, the Court ordered final approval of the settlement and dismissed the consolidated complaint with prejudice.

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

II-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 2003.

NANOPHASE TECHNOLOGIES CORPORATION

By:	/s/ JOSEPH CROSS
Joseph Cross President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of March, 2003.

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

CERTIFICATIONS

Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Joseph Cross, certify that:

1.    I have reviewed this annual report on Form 10-K/A (the “Report”) of Nanophase Technologies Corporation;

2.    Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

Date: March 17, 2003

/s/    JOSEPH E. CROSS

Joseph E. Cross

Chief Executive Officer

Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with this annual report on Form 10-K/A (the “Report”) of Nanophase Technologies Corporation (the “Company”), I, Joseph Cross, Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.     The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: March 17, 2003

/s/    JOSEPH E. CROSS

Joseph E. Cross

Chief Executive Officer

Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jess Jankowski, certify that:

1.    I have reviewed this annual report on Form 10-K/A (the “Report”) of Nanophase Technologies Corporation;

2.    Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

Date: March 17, 2003

/s/    JESS A. JANKOWSKI

Jess A. Jankowski

Acting Chief Financial Officer

Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with this annual report on Form 10-K/A (the “Report”) of Nanophase Technologies Corporation (the “Company”), I, Jess Jankowski, Acting Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.     The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: March 17, 2003

/s/    JESS A. JANKOWSKI

Jess A. Jankowski

Acting Chief Financial Officer

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