Form 10-Q/A
period 2002-03-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2003-03-17
CIK 883107

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

AMENDMENT NO. 1

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

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED MARCH 31, 2002

Explanatory Note

The Company is filing this Amendment No. 1 to its quarterly report on Form 10-Q as filed with the Securities and Exchange Commission (“SEC”) on May 14, 2002, to add a note to the financial statements, and to amend the 2001 (prior year’s) comparative financials, to reflect a change in accounting treatment for revenue from a “bill and hold” transaction which it recognized originally in the quarter ending March 31, 2001 (the first quarter) and then reversed in the quarter ending September 30, 2001 (the third quarter) as well as the related impact on cost of revenue and selling, general, and administrative expense. This Amendment is filed in response to comments received from the staff of the SEC regarding the Company’s accounting treatment of this transaction. This amendment has no effect on the financial condition, net income or cash flows presented in the Company’s annual financial statements for the year ended December 31, 2001. Cumulatively, these reclassifications have no impact on any of the Company’s financial statements for either the nine months ended September 30, 2001 or the twelve months ended December 31, 2001. The Company has added Note 3 to the financial statements, which contains a description of the amendments and their effect on the financial statements for the year referenced above. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way other than as required to reflect the effects of the amendment discussed above.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$287,964	$582,579
Investments	5,185,304	6,842,956
Trade accounts receivable, less allowance for doubtful accounts of $25,000 at March 31, 2002 and December 31, 2001	1,144,315	1,112,952
Other receivable, net	70,737	67,449
Inventories, net	802,103	956,268
Prepaid expenses and other current assets	381,452	381,696

Total current assets	7,871,875	9,943,900
Equipment and leasehold improvements, net	8,971,733	8,914,745
Other assets, net	347,175	325,743

	$17,190,783	$19,184,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$637,503	$714,135
Current portion of capital lease obligations	48,652	48,352
Accounts payable	646,913	1,233,466
Accrued expenses	852,046	732,427

Total current liabilities	2,185,114	2,728,380

Long-term debt, less current maturities	708,159	758,490
Long-term portion of capital lease obligations, less current maturities	50,814	53,900

	758,973	812,390

Contingent liabilities	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 13,726,356 and 13,705,931 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	137,264	137,059
Additional paid-in capital	50,358,315	50,260,747
Accumulated deficit	(36,248,883)	(34,754,188)

Total stockholders’ equity	14,246,696	15,643,618

	$17,190,783	$19,184,388

See Notes to Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2002	2001
		(As Restated, See Note 3)
Revenue:
Product revenue	$1,313,577	$579,494
Other revenue	94,106	91,750

Total revenue	1,407,683	671,244

Operating expense:
Cost of revenue	1,295,024	661,373
Research and development expense	523,685	437,670
Selling, general and administrative expense	1,085,215	1,135,953

Total operating expense	2,903,924	2,234,996

Loss from operations	(1,496,241)	(1,563,752)
Interest income	28,136	251,180
Interest expense	(27,490)	(9,391)
Other, net	900	(9,000)

Loss before provision for income taxes	(1,494,695)	(1,330,963)
Provision for income taxes	—	—

Net loss	$(1,494,695)	$(1,330,963)

Net loss per share—basic and diluted	$(0.11)	$(0.10)

Weighted average number of common shares outstanding	13,725,801	13,613,190

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2002	2001
		(As Restated, See Note 3)
Operating activities:
Net loss	$(1,494,695)	$(1,330,963)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	266,315	180,642
Allowance for excess inventory quantities	41,072	(1,612)
Provision for asset write-down	—	14,086
Changes in assets and liabilities related to operations:
Trade accounts receivable	(31,363)	(362,547)
Other receivable	(3,288)	(29,262)
Inventories	113,093	(704,641)
Prepaid expenses and other assets	(25,405)	29,838
Accounts payable	101,013	107,895
Accrued liabilities	119,619	(64,943)

Net cash (used in) operating activities	(913,639)	(1,436,413)

Investing activities:
Acquisition of equipment and leasehold improvements	(172,828)	(965,804)
Purchases of held-to-maturity investments	(28,551,400)	(23,351,733)
Maturities of held-to-maturity investments	30,209,052	25,827,932

Net cash provided by investing activities	1,484,824	1,510,395

Financing activities:
Principal payment on debt obligation, including capital leases	(129,749)	(69,072)
Proceeds from sale of common stock	97,773	45,110
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	(833,824)	—

Net cash (used in) financing activities	(865,800)	(23,962)

(Decrease) increase in cash and cash equivalents	(294,615)	50,020
Cash and cash equivalents at beginning of period	582,579	473,036

Cash and cash equivalents at end of period	$287,964	$523,056

Supplemental cash flow information:
Interest paid	$27,490	$9,391

Supplemental non-cash investing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$146,258	$—

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

Revenue from international sources approximated $172,000 and $105,000 for the three months ended March 31, 2002 and 2001, respectively.

(3) Restatements of Financial Statements To Account For Changes In Revenue Recognition

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

The impact of these revisions is as follows:

	First Quarter	First Quarter	Second Quarter	Second Quarter	Third Quarter	Third Quarter
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
2001
Total Revenue	$1,071,924	$671,244	$1,049,379	$1,049,379	$679,545	$1,080,225
Loss from operations	(1,352,072)	(1,563,752)	(1,410,884)	(1,260,884)	(1,541,340)	(1,479,660)
Net Loss	(1,119,283)	(1,330,963)	(1,286,720)	(1,136,720)	(1,437,712)	(1,376,032)
Basic and diluted loss per share	(0.08)	(0.10)	(0.09)	(0.08)	(0.10)	(0.10)

(4) Investments

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

(5) Inventories

Inventories consist of the following:

	March 31, 2002	December 31, 2001
Raw materials	$437,139	$429,393
Finished goods	1,037,039	1,157,877

	1,474,178	1,587,270
Allowance for excess inventory quantities	(672,075)	(631,002)

	$802,103	$956,268

(6) Stock Options and Warrants

During the three months ended March 31, 2002, 20,425 shares of Common Stock were issued pursuant to option exercises, compared to 27,635 shares of Common Stock in the same period in 2001. In the same three-month period in 2002 and 2001 no warrants were converted.

(7) Significant Customers and Contingencies

The Company currently has a supply agreement with its largest customer that has contingencies outlined in it which could potentially result in the license of technology and/or, as provided for in the supply agreement with the Company’s customer, the sale of production equipment, providing capacity sufficient to meet the customer’s production needs, from the Company to the customer, if triggered by the Company’s failure to meet certain performance requirements and/or certain financial condition covenants. The financial condition covenants included in the Company’s supply agreement with the aforementioned customer “triggers” a technology transfer (license or, optionally, an equipment sale) in the event (a) that earnings of the Company for a twelve month period ending with its most recently published quarterly financial statements are less than zero and its cash, cash equivalents and liquid investments are less than $4,000,000, (b) of an acceleration of any debt maturity having a principal amount of more than $10,000,000 or (c) the Company’s insolvency, as further defined within the agreement. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at 115% of the equipment’s depreciated cost. The Company believes that it has complied with all contractual requirements and that it has not had a “triggering event”.

(8) Contingent Liabilities

Five separate complaints were filed in the United States District Court for the Northern District of Illinois, each alleging that the Company, certain of its officers and directors, and the underwriters of the Company’s initial public offering of Common Stock (the “Offering”) were liable under the federal Securities Act of 1933 for making supposedly negligent or reckless material misstatements or omissions of fact in the Registration Statement and Prospectus relating to the Offering. A consolidated complaint was filed in those cases in October 1998, alleging that the action should be maintained as (i) a plaintiff class action on behalf of certain persons who purchased the Common Stock from November 26, 1997 through January 8, 1998, and (ii) a defendant class action against the underwriters who participated in the Offering. The consolidated complaint sought relief including unquantified damages, interest, and attorneys’ fees. In October 1999, the Court granted in part and denied in part defendants’ motions to dismiss the consolidated complaint, finding in part that plaintiffs who did not purchase their Common Stock during the Offering could not sue under Section 12(a)(2) of the Securities Act of 1933. Each defendant’s respective answer to the remaining claims in the consolidated complaint was filed in November 1999. Following certain discovery, the Company agreed to settle all claims against all defendants in the consolidated complaint for $4,025,000. The settlement did not admit liability by any party. Because the settlement was funded by the Company’s directors and officers liability insurance, the settlement payment did not have a material adverse effect on the Company’s financial condition or results of operations. In March 2001, the Court ordered final approval of the settlement and dismissed the consolidated complaint with prejudice as to all defendants. The above-described settlement did not resolve a separate complaint filed in the Northern District of Illinois in November 1998, alleging that the Company, certain of its officers and directors, and the underwriters of the Company’s Offering were liable under the federal Securities Exchange Act of 1934 for making supposedly fraudulent material misstatements and omissions of fact in connection with the solicitation of consents to proceed with the Offering from certain of the Company’s preferred stockholders. The complaint alleged that the action should be maintained as a plaintiff class action on behalf of certain former preferred stockholders whose shares of preferred stock were converted into Common Stock on or about the date of the Offering. The complaint sought relief including unquantified damages, interest, and attorneys’ fees. Each defendant’s respective answer to the preferred stockholders’ complaint was filed in September 2000.

Following certain discovery, the Company agreed to settle all claims against all defendants in the preferred stockholders’ complaint for $800,000, plus up to an additional $50,000 for the cost of settlement notices and administration. The settlement did not admit liability by any party. Because the settlement was funded by the Company’s directors and officers liability insurance, the settlement payment did not have a material adverse effect on the Company’s financial position or results of operations. On January 10, 2002, the Court ordered final approval of the settlement and dismissed the preferred stockholders’ complaint with prejudice as to all defendants.

In November 2001, a separate complaint was filed in the United States District Court for the Northern District of Illinois, alleging that the Company and one of its officers are liable under the federal Securities Exchange Act of 1934. The complaint asserts that defendants made supposedly fraudulent material misstatements of fact and omitted to state material facts necessary to make other statements of fact not misleading in connection with the Company’s public disclosures, including certain press releases, concerning the Company’s dealings with a certain British customer. The complaint alleges that the action should be maintained as a plaintiff class action on behalf of certain persons who purchased shares of the Company’s Common Stock from April 5, 2001 through October 24, 2001. The complaint seeks relief including unquantified compensatory damages, and attorneys’ and expert witness’ fees. Defendants filed a motion to dismiss the complaint in December 2001. Rather than respond to that motion, plaintiff filed an amended complaint on March 8, 2002. The amended complaint alleges that the Company and four of its officers are liable under the federal Securities Exchange Act of 1934 for making supposedly fraudulent material misstatements and omissions of fact in connection with the Company’s press releases, publicly-filed reports and other public disclosures concerning the Company’s dealings with the British customer and revenue reported under a purchase order with that customer. The amended complaint alleges the same putative class, and seeks the same relief, as in plaintiff’s initial complaint. Defendants filed a motion to dismiss the amended complaint on April 12, 2002. Although the Company believes that the allegations of the amended complaint are without merit, it is not feasible for the Company to predict at this time the outcome of this litigation or whether its resolution could have a material adverse effect on the Company’s results of operations or financial condition.

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

Results of Operations

Total revenue increased to $1,407,683 for the three months ended March 31, 2002, compared to $671,244 for the same period in 2001. The increase in total revenue was primarily attributed to an increase in product revenue. Product revenue increased to $1,313,577 for the three months ended March 31, 2002, compared to $579,494 for the same period in 2001. Other revenue increased to $94,106 for the three-month period ended March 31, 2002, compared to $91,750 for the same period in 2001. The majority of the revenue generated during the three months ended March 31, 2002 was from customers in the healthcare, catalyst and wear-resistant materials markets.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements . Cost of revenue increased to $1,295,024 for the three months ended March 31, 2002, compared to $661,373 for the same period in 2001. The increase in cost of revenue was generally attributed to the completion, and placement in service at the beginning of the year of the Company’s build out of its manufacturing and powder coating facilities, resulting in an increase in depreciation expense and increased product sales, somewhat offset by efficiencies in the manufacture of the Company’s products. Cost of revenue as a percentage of total revenue decreased from 99% for the three months ended March 31, 2001 to 92% for the three months ended March 31, 2002, compared to the same period in 2001, due primarily to an increase in product revenue, somewhat offset by a less favorable product mix in the current quarter and the effects of the previously discussed completion, and additional depreciation expense recorded by the placement in service of much of the Company’s build out of its manufacturing and powder coating facilities.

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

Liquidity and Capital Resources

The Company’s cash, cash equivalents and investments amounted to $5,473,268 at March 31, 2002, compared to $7,425,535 at December 31, 2001. The net cash used in the Company’s operating activities was $913,639 for the three months ended March 31, 2002, compared to $1,436,413 for the same period in 2001. Net cash provided by investing activities, which is due to maturities of securities offset somewhat by capital expenditures and purchases of securities, amounted to $1,484,824 and $1,510,395 for the three months ended March 31, 2002 and 2001, respectively. Capital expenditures, primarily related to the continued build out of the Company’s pilot plant manufacturing facility within its Romeoville, Illinois facility and further expansion of the Company’s existing manufacturing facilities and the purchase of related operating equipment, amounted to $172,828 and $965,804 for the three months ended March 31, 2002 and 2001, respectively. Net cash used in financing activities, which related to principal payments on debt and capital lease obligations and accounts payable incurred for the purchase of equipment and leasehold improvements, somewhat offset by the issuance of shares of Common Stock pursuant to the exercise of options, amounted to $865,800 for the three-month period ended March 31, 2002, compared to $23,962 for the same period in 2001.

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

Additionally, the Company’s capital requirements could be affected by a supply agreement with its largest customer that contains, among other things, certain financial condition covenants, that if violated could “trigger” this customer’s ability to require the Company to license certain technology to this customer and/or sell certain equipment to this customer, as more fully described in Note 6 of the Company’s financial statements. The Company believes that no “triggering event” has occurred. However, if a triggering event does occur, and the customer elects to force a technology license or sale of equipment, this would significantly change the financial outlook for the Company.

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

Legal Proceedings

See Note 8 to the Financial Statements for additional information.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 to the Financial Statements for additional information.

Item 2. Changes in Securities and Use of Proceeds

On November 26, 1997 (the “Effective Date”), the Company’s Registration Statement on Form S-1 (File No. 333-36937) relating to the Company’s initial public offering of common stock (the “Offering”) was declared effective by the Securities and Exchange Commission. Since the Effective Date, of its $28,837,936 of net proceeds from the Offering, the Company has used approximately $9,557,000 for capital expenditures primarily related to the further expansion of the Company’s existing manufacturing facility and the purchase of operating equipment and $13,808,000 for working capital and other general corporate purposes. The remainder of the net proceeds has been invested by the Company, pending its use, in short-term, investment grade, interest-bearing obligations.

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits.

None.

B.	Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the first quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: May 17, 2002	By:	/S/ JOSEPH E. CROSS
Joseph E. Cross President, Chief Executive Officer (principal executive officer) and a Director

Date: May 17, 2002	By:	/S/ JESS JANKOWSKI
Jess Jankowski Acting Chief Financial Officer, Vice President, Corporate Controller, Treasurer and Secretary (principal financial and chief accounting officer)

CERTIFICATIONS

Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Joseph Cross, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A (the “Report”) of Nanophase Technologies Corporation;

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

Date: March 17, 2003

By:	/S/ JOSEPH E. CROSS
Joseph E. Cross Chief Executive Officer

Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-Q/A (the “Report”) of Nanophase Technologies Corporation (the “Company”), I, Joseph Cross, Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: March 17, 2003

By:	/S/ JOSEPH E. CROSS
Joseph E. Cross Chief Executive Officer

Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jess Jankowski, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A (the “Report”) of Nanophase Technologies Corporation;

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

Date: March 17, 2003

By:	/S/ JESS A. JANKOWSKI
Jess A. Jankowski Acting Chief Financial Officer

Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-Q/A (the “Report”) of Nanophase Technologies Corporation (the “Company”), I, Jess Jankowski, Acting Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: March 17, 2003

By:	/S/ JESS A. JANKOWSKI
Jess A. Jankowski Acting Chief Financial Officer