Form 10-Q/A
period 2002-06-30
NANOPHASE TECHNOLOGIES CORPORATION
filed 2003-03-17
CIK 883107

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

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED JUNE 30, 2002

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its quarterly report on Form 10-Q as filed with the Securities and Exchange Commission (“SEC”) on August 14, 2002, to add a note to the financial statements, and to amend the 2001 (prior year’s) comparative financials, to reflect a change in accounting treatment for revenue from a “bill and hold” transaction which it recognized originally in the quarter ending March 31, 2001 (the first quarter) and then reversed in the quarter ending September 30, 2001 (the third quarter) as well as the related impact on cost of revenue and selling, general, and administrative expense. This Amendment is filed in response to comments received from the staff of the SEC regarding the Company’s accounting treatment of this transaction. This amendment has no effect on the financial condition, net income or cash flows presented in the Company’s annual financial statements for the year ended December 31, 2001. Cumulatively, these reclassifications have no impact on any of the Company’s financial statements for either the nine months ended September 30, 2001 or the twelve months ended December 31, 2001. The Company has added Note 3 to the financial statements, which contains a description of the amendments and their effect on the financial statements for the year referenced above. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way other than as required to reflect the effects of the amendment discussed above.

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

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
		(As Restated, See Note 3)		(As Restated, See Note 3)
Revenue:
Product revenue	$1,516,197	$957,314	$2,829,773	$1,536,809
Other revenue	145,649	92,065	239,755	183,815

Total revenue	1,661,846	1,049,379	3,069,528	1,720,624

Operating expense:
Cost of revenue	1,401,696	1,006,749	2,696,720	1,668,122
Research and development expense	480,042	362,519	1,003,726	800,189
Selling, general and administrative expense	1,006,104	940,995	2,091,319	2,076,949

Total operating expense	2,887,842	2,310,263	5,791,765	4,545,260

Loss from operations	(1,225,996)	(1,260,884)	(2,722,237)	(2,824,636)
Interest income	33,041	165,436	61,177	416,616
Interest expense	(28,792)	(8,272)	(56,282)	(17,664)
Other, net	(951)	(3,000)	(50)	(12,000)

Loss before provision for income taxes	(1,222,698)	(1,106,720)	(2,717,392)	(2,437,684)
Provisions for income taxes	(30,000)	(30,000)	(30,000)	(30,000)

Net loss	$(1,252,698)	$(1,136,720)	$(2,747,392)	$(2,467,684)

Net loss per share—basic and diluted	$(0.09)	$(0.08)	$(0.20)	$(0.18)

Weighted average number of common shares outstanding	14,232,786	13,643,771	13,980,694	13,628,562

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2002	2001
		(As Restated, See Note 3)
Operating activities:
Net loss	$(2,747,392)	$(2,467,684)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	569,170	379,755
Allowance for excess inventory quantities	25,019	(12,172)
Provision for asset write-down	—	14,086
Changes in assets and liabilities related to operations:
Trade accounts receivable	69,803	947,468
Other receivable	(6,557)	51,352
Inventories	154,434	(1,318,513)
Prepaid expenses and other assets	54,783	25,072
Accounts payable	62,261	758,945
Accrued liabilities	491,243	3,189

Net cash (used in) operating activities	(1,327,236)	(1,618,502)
Investing activities:
Acquisition of equipment and leasehold improvements	(573,964)	(3,821,301)
Purchases of held-to-maturity investments	(55,698,953)	(36,035,911)
Maturities of held-to maturity investments	52,366,052	41,083,299

Net cash (used in) provided by investing activities	(3,906,865)	1,226,087
Financing activities:
Principal payment on debt obligations, including capital leases	(305,758)	(153,259)
Proceeds from borrowings	—	782,333
Proceeds from sale of common stock, net, and exercise of stock options	6,322,069	285,370
Payments of accounts payable incurred for the purchase of equipment and leasehold improvements	(833,824)	—

Net cash provided by financing activities	5,182,487	914,444

(Decrease) increase in cash and cash equivalents	(51,614)	522,029
Cash and cash equivalents at beginning of period	582,579	473,036

Cash and cash equivalents at end of period	$530,965	$995,065

Supplemental cash flow information:
Interest paid	$56,282	$—

Income taxes paid	$30,000	$30,000

Supplemental non-cash investing activities:
Capital lease obligations incurred for use of equipment	$40,755	$—

Accounts payable incurred for the purchase of equipment and leasehold improvements	$123,056	$—

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

Revenue from international sources approximated $303,000 and $224,000 for the six months ended June 30, 2002 and 2001, respectively.

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

The impact of these revisions is as follows:

	First Quarter	First Quarter	Second Quarter	Second Quarter	Third Quarter	Third Quarter
	As Previously Restated	As Amended	As Previously Restated	As Amended	As Previously Restated	As Amended
2001
Total revenue	$1,071,924	$671,244	$1,049,379	$1,049,379	$679,545	$1,080,225
Loss from operations	(1,352,072)	(1,563,752)	(1,410,884)	(1,260,884)	(1,541,340)	(1,479,660)
Net loss	(1,119,283)	(1,330,963)	(1,286,720)	(1,136,720)	(1,437,712)	(1,376,032)
Basic and diluted loss per share	(0.08)	(0.10)	(0.09)	(0.08)	(0.10)	(0.10)

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

(6) Stock Options and Warrants

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

(8) Contingent Liabilities

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

Results of Operations

Total revenue increased to $1,661,846 for the three months ended June 30, 2002, compared to $1,049,379 for the same period in 2001. Total revenue increased to $3,069,528 for the six months ended June 30, 2002, compared to $1,720,624 for the same period in 2001. Product revenue increased to $1,516,197 for the three months ended June 30, 2002, compared to $957,134 for the same period in 2001. Product revenue increased to $2,829,773 for the six months ended June 30, 2002, compared to $1,536,809 for the same period in 2001. Increases in total product revenue were attributed to additional customers and growth with existing customers. The magnitude of the change in revenue from six-month period to six-month period is partially a result of the variability that is typical of the Company’s Revenue. In the first three months of 2001, the Company recorded a lower level of revenue than it had in any of the preceding four quarters. Other revenue increased to $145,649 and $239,755 for the three- and six-month periods ended June 30, 2002, compared to $92,065 and $183,815 for the same periods in 2001. The majority of the revenue generated during the three and six months ended June 30, 2002 was from customers in the healthcare, wear-resistant materials, Chemical Mechanical Planarization (CMP) and catalyst markets. Revenue from the Company’s largest customer constituted approximately 71% of the Company’s total revenue for the three- and six-month periods ended June 30, 2002. For both the three- and six-month periods ended June 30, 2001, the same customer accounted for 74% of the Company’s total revenue. Additionally, C.I. Kasei, a division of Itochu Corporation that develops, benchmarks and manufactures products under license from the Company for use in multiple industrial markets accounted for 10% and 11% of the Company’s total revenue in the three- and six-month periods ended June 30, 2001.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $1,401,696 and $2,696,720 for the three and six months, respectively, ended June 30, 2002, compared to $1,006,749 and $1,668,122 for the same periods in 2001. The increase in cost of revenue was generally attributed to increased product sales and increased depreciation expense resulting from the completion, and placement in service at the beginning of the year of the majority of the Company’s build out of its manufacturing and powder coating facilities, somewhat offset by efficiencies in the manufacture of the Company’s products. Cost of revenue as a percentage of total revenue decreased from 96% for the three months ended June 30, 2001 to 84% for the three months ended June 30, 2002. Cost of revenue as a percentage of total revenue decreased from 97% for the six months ended June 30, 2001 to 88% for the six months ended June 30, 2002. Improvements to gross profit are primarily due to increased revenues, a more favorable product mix, continued gains in operating efficiencies, and nonrecurring other revenue in the amount of $65,000 received in the second quarter. The Company expects to remain operating at a positive annual gross profit margin for the foreseeable future.

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

Selling, general and administrative expense increased to $1,006,104 and $2,091,319 for the three- and six-month periods, respectively, ended June 30, 2002, compared to $940,995 and $2,076,949 for the same periods in 2001. The net increase was primarily attributed to increases in salaries and legal expenses. These increases were somewhat offset by reduced costs of bad debt expense, telephone, consultants, travel, and investor relations costs.

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

On May 29, 2002, the Company secured equity funding through a private placement offering. The Company issued 1.37 million shares of additional common stock at $5.00 per share and received gross proceeds of $6.85 million. Net proceeds were approximately $6.2 million after commissions, legal, accounting, and other costs. The Company intends to use the proceeds to fund expected growth in new markets as well as to provide for expanded working capital needs expected to arise as sales volume grows. Management expects that the proceeds received from the private placement offering should be sufficient to enable the Company to avoid a “triggering event” relating to the customer supply agreement, as more fully described in Note 7 of the Company’s financial statements.

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

None

B.	Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the second quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: March 17, 2003	By: /s/ JOSEPH E. CROSS

Joseph E. Cross President, Chief Executive Officer (principal executive officer) and a Director

Date: March 17, 2003	By: /s/ JESS A. JANKOWSKI

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