Form 10-Q/A
period 2002-09-30
NANOPHASE TECHNOLOGIES CORPORATION
filed 2003-03-17
CIK 883107

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

AMENDMENT NO.1

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

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED September 30, 2002

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its quarterly report on Form 10-Q as filed with the Securities and Exchange Commission (“SEC”) on November 13, 2002, to add a note to the financial statements, and to amend the 2001 (prior year’s) comparative financials, to reflect a change in accounting treatment for revenue from a “bill and hold” transaction which it recognized originally in the quarter ending March 31, 2001 (the first quarter) and then reversed in the quarter ending September 30, 2001 (the third quarter) as well as the related impact on cost of revenue and selling, general, and administrative expense. This Amendment is filed in response to comments received from the staff of the SEC regarding the Company’s accounting treatment of this transaction. This amendment has no effect on the financial condition, net income or cash flows presented in the Company’s annual financial statements for the year ended December 31, 2001. Cumulatively, these reclassifications have no impact on any of the Company’s financial statements for either the nine months ended September 30, 2001 or the twelve months ended December 31, 2001. The Company has added Note 3 to the financial statements, which contains a description of the amendments and their effect on the financial statements for the year referenced above. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way other than as required to reflect the effects of the amendment discussed above.

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

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
		(As Restated, See Note 3)
Revenue:
Product revenue, net	$1,173,373	$950,485	$4,003,147	$2,487,293
Other revenue	80,037	129,740	319,791	313,555

Total revenue	1,253,410	1,080,225	4,322,938	2,800,848

Operating expense:
Cost of revenue	1,084,863	1,331,835	3,781,583	2,999,957
Research and development expense	292,237	340,035	1,295,962	1,140,224
Selling, general and administrative expense	896,903	888,015	2,988,221	2,964,963

Total operating expense	2,274,003	2,558,885	8,065,766	7,105,144

Loss from operations	(1,020,593)	(1,479,660)	(3,742,828)	(4,304,296)
Interest income	51,959	112,870	113,136	529,486
Interest expense	(29,971)	(9,242)	(86,253)	(26,905)
Other, net	4,570	—	11,992	(12,000)

Loss before provision for income taxes	(994,035)	(1,376,032)	(3,703,953)	(3,813,715)
Provisions for income taxes	(1,750)	—	(39,223)	(30,000)

Net loss	$(995,785)	$(1,376,032)	$(3,743,176)	$(3,843,715)

Net loss per share—basic and diluted	$(0.07)	$(0.10)	$(0.26)	$(0.28)

Weighted average number of common shares outstanding	15,106,032	13,703,921	14,359,928	13,653,960

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

(5)	Inventories

Inventories consist of the following:

	September 30, 2002	December 31, 2001
Raw materials	$559,232	$429,393
Finished goods	1,129,507	1,157,877

	1,688,739	1,587,270
Allowance for excess inventory quantities	(607,544)	(631,002)

	$1,081,195	$956,268

In 2002, the allowance for excess inventory quantities for the three and six months ended were $656,021 and $672,075, respectively.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(6)	Stock Options and Warrants

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

(9)	Recent Accounting Pronouncements

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

Results of Operations

Total revenue increased to $1,253,410 and $4,322,938 for the three and nine months, respectively, ended September 30, 2002, compared to $1,080,225 and $2,800,848 for the same periods in 2001. Product revenue increased to $1,173,373 for the three months ended September 30, 2002, compared to $950,485 for the same period in 2001. Product revenue increased to $4,003,147 for the nine months ended September 30, 2002, compared to $2,487,293 for the same period in 2001. Increases in total product revenue were mainly attributed to growth with existing customers and, to a lesser extent, to additional customers. Other revenue decreased to $80,037 for the three months ended September 30, 2002, compared to $129,740 for the same period in 2001. Other revenue increased to $319,791 for the nine months ended September 30, 2002 compared to $313,555 for the same period in 2001. The majority of the revenue generated during the three and nine months ended September 30, 2002 was from customers in the healthcare, wear-resistant materials, Chemical Mechanical Planarization (CMP) and catalyst markets. Revenue from the Company’s largest customer constituted approximately 70% and 71% of the Company’s total revenue for the three-and nine- month periods ended September 30, 2002. For the three-and nine-month periods ended September 30, 2001, the same customer accounted for approximately 80% and 76% of the Company’s total revenue, respectively.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue decreased to $1,084,863 for the three months ended September 30, 2002, compared to $1,131,835 for the same period in 2001. Total cost of revenue increased to $3,781,583 for the nine months ended September 30, 2002, compared to $2,999,957 for the same period in 2001. The increase in total cost of revenue was generally attributed to increased product sales volume and increased depreciation expense resulting from the completion, and placement in service at the beginning of the current year and throughout the current year of the majority of the Company’s build out of its manufacturing and powder coating facilities, somewhat offset by efficiencies in the manufacture of the Company’s products. Cost of revenue as a percentage of total revenue decreased from 123% and

107% for the three-and nine-month periods ended September 30, 2001, compared to 87% for the same periods in 2002. Improvements to gross profit are primarily due to increased revenues, continued gains in operating efficiencies, and nonrecurring other revenue in the amount of $65,000 received in the second quarter of 2002. For the nine-month period ended September 30, 2002, the Company realized approximately $10,000, or 6% of gross margin on total revenue, as a result of sales of inventoried material that had been previously reduced by an allowance for excess inventory quantities (as discussed in Note 4 to the financial statements). The Company expects to remain operating at a positive annual gross profit margin for the foreseeable future.

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

Selling, general and administrative expense increased to $896,903 and $2,988,221 for the three- and nine-month periods, respectively, ended September 30, 2002, compared to $888,015 and $2,964,963 for the same periods in 2001. The net increase was primarily attributed to salary expenses relating to the hiring of a company executive, legal costs, and bad debt expense which, being at zero for the nine months ended September 30, 2002, is being compared to a credit balance in the same period of 2001. These increases were partially offset by reductions in telephone, investor relations, consultants, and travel expenditures.

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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the “Evaluation Date”); and

(c)    presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the “Evaluation Date”); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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