Form 10-K
period 2002-12-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2003-03-31
CIK 883107

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, par value $.01 per share

Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12B-2). Yes ☐    No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant’s Common Stock on June 28, 2002 was $67,918,991.

The number of shares outstanding of the registrant’s Common Stock, par value $.01, as of March 25, 2003 was 15,137,877.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement in connection with the registrant’s 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

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

Many of the raw materials used in the Company’s various processes are commercially available. In some cases, Nanophase relies on sole-source processors of materials who rely on an array of worldwide sources for the materials that they process to the Company’s specifications. As the Company’s product mix changes, there may be more reliance on sole-source processors and suppliers.

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

The Company’s current products include, among others, coated materials as ingredients for sunscreens, Nanophase’s largest current application, and uncoated materials as ingredients for personal care applications including anti-fungal aids, automotive catalytic converters, and abrasion-resistant flooring. A growing new product area for Nanophase is the production of engineered nanomaterials, and their dispersion in a variety of media, for various electronics polishing applications.

The Company’s Technologies

Nanophase intends to maintain and grow its intellectual property position in the rapidly emerging science of nanotechnology. The Company uses its technologies to engineer and produce nanocrystalline materials designed for specific product applications. These technologies include methods for the synthesis, surface-treatment, coating, and dispersion of nanocrystals. Nanophase also is engaged in ongoing research and technology-licensing activities that add to its core technologies or provide complementary technologies. Nanophase believes in exploiting any technologies available that may help the Company to increase its market efficacy and may ultimately lead to greater market acceptance. Part of the Company’s strategy involves the continuous review of new technologies outside of the Company as well as its internal research and development efforts. From time to time, in areas that are complimentary to its growth strategies, the Company will license outside technology to augment its internally developed technologies.

Nanophase has been steadily expanding both its patented technologies and its ability to successfully practice these technologies. Through large-scale manufacturing of its materials utilized by others in the manufacture of consumer sunscreen and personal care products, the Company has developed a level of production expertise that has allowed it to continuously improve its processes relating to other materials as well. With the commercialization of the Company’s new NanoArc Synthesis ™ reactor and new dispersion technologies in 2002, Nanophase has been able to successfully begin to penetrate the chemical-mechanical-planarization (“CMP”) market. CMP is the process of polishing various types of integrated circuits or chips to be used in various commercial electronics applications. Management believes that the inroads made in the CMP market would have been impossible without the Company being able to produce its materials to exacting specifications verified by rigorous in-house and customer-based testing. Almost all of the research that Nanophase does is directly related to applications development. The Company endeavors to either meet specific stated customer needs or to develop applications solutions to unmet needs in the marketplace where its materials may offer a distinct performance advantage, typically resulting in a lower system cost to customers. Management believes that aggressively pursuing applications, inventions and patents will help it maintain a technical and commercial leadership position.

Marketing

The Company markets and sells its products through a combination of business development and sales activities in close collaborative relationships with one (or sometimes several) lead customer in various markets. Business development activities include evaluation and qualification of potential markets, identification of the lead customers within each market, and development of a business strategy for successful market penetration. Nanophase then forms a technical/marketing team that offers the customer an engineered solution to meet that company’s specific requirements. Nanophase tailors materials to provide specific solutions required by its customers. Once a solution is established, application and customer management is moved to a sales team that is organized along market lines. The sales team is expected to increase revenue by selling product and process solutions and broadening the customer base. These collaborations often begin with sample requests from potential customers, then mature to open discourse regarding the needs of those potential customers and the capabilities of Nanophase. A logical next step is frequently a formal agreement to collaborate on specific applications technology where both Nanophase and the customer share ideas to develop specific products for specific fields of use. The ideal outcome for this type of collaboration is the mutual development and introduction of a product that results in significant revenue to both Nanophase and the customer. In the case of BASF Corporation (“BASF”), much of our collaboration has involved sharing information and developing the current product and next generation products to better perform within their existing customers’ various products and systems with a focus on product and application development for their potential customers in new and existing markets.

The Company’s largest customer is currently BASF. Nanophase and BASF have entered into a supply agreement that requires BASF to buy a minimum of seventy percent of its annual requirement of nanoscale zinc oxide for use in sunscreen and personal care products from Nanophase in order for BASF to retain exclusive rights to use the Company’s products in the sunscreen and personal care markets. This agreement can be terminated by either party with two years notice under certain conditions. In October of 2000, BASF agreed to lend the Company approximately $1.3 million to construct a powder coating facility at its Romeoville, Illinois location. See Note 6 to the Financial Statements.

The Company leverages its resources through relationships with organizations and individuals focused on market-specific or geography-specific areas. These relationships enhance Nanophase’s ability to quickly develop lead customers and applications for its products. For example, to promote a more rapid penetration into Japanese markets, the Company continues to maintain its relationship with C. I. Kasei, a division of Itochu Corporation (“CIK”). CIK develops, engineers and manufactures products under license from the Company for use in multiple industrial markets. This agreement stipulates a minimum annual royalty of the greater of $300,000 or 4% of CIK’s sales of licensed product, payable to the Company until 2013, to guarantee CIK an exclusive license. After that time, the agreement calls for a royalty of 2% of CIK’s sales of licensed product, at which time CIK would become a non-exclusive licensee.

A limited number of key customers account for a substantial portion of the Company’s commercial revenue. In particular, revenue from BASF and CIK constituted approximately 72.6% and 6.8%, respectively, of the Company’s 2002 total revenue. The Company’s customers are significantly larger than, and are able to exert a high degree of influence over the Company. While the Company has long-term agreements with its major customers, the loss of one of these key customers or the failure to attract new customers could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company, from time to time, employs a number of marketing representatives and third-party sales agents focused in specific application areas. Nanophase also markets itself and its capabilities by sponsoring, attending and presenting at advanced materials symposia and industry trade shows for its target markets, and by publishing articles in a variety of scientific and trade journals. The Company also uses its Website, advertises in selected industry and trade journals, and provides specification sheets, and other marketing materials. In addition, Nanophase routinely networks with Fortune 500 companies to display its technology and uncover potential applications. The Company often makes technical presentations at various events where the Company’s scientists and business development people meet with their counterparts at other companies and pursue technical relationships and collaborative applications research. The goal of these collaborations is to solve specific customer’s problems and enable customers to access new markets.

Technology and Engineering

The Company’s Technology and Engineering Group includes the research and development and advanced engineering functions. The near-term objective of Nanophase’s research and process-development activities is to gather core technologies that have the capability to serve multiple markets commercially, continue to improve and evolve the Company’s manufacturing technologies, and develop nanomaterials applications, usually working directly with potential customers.

Nanophase’s total research and development expense, which includes all expenses relating to the technology and advanced engineering group, during the years ended December 31, 2002, 2001, and 2000 were $1,572,997, $1,601,671, and $1,837,036, respectively. The Company’s future success will depend in large part upon its ability to keep pace with evolving advanced materials technologies and industry standards, and the Company may be unable to do so. Through the five-year period ended December 31, 2002, the Company has had cumulative research and development expenses of approximately $8.0 million and cumulative expenditures on equipment and leasehold improvements of approximately $9.7 million. These investments in technology and production capacity and capability have helped to take Nanophase from a development stage company to commercialization.

Manufacturing Operations    The Company’s manufacturing operations include the production of nanomaterials in the form of powders utilizing two different methods, physical-vapor-synthesis (“PVS”) and NanoArc Synthesis ™. The Company also has a large quantity powder coating operation to support its sunscreen business as well as a dispersion line in support of its CMP and polishing businesses. Management is committed to a lean manufacturing approach where, to the extent possible given a certain measure of irregular demand, the Company keeps labor, inventory, and supply levels to a practical minimum in order to minimize working capital demands.

Intellectual Property and Proprietary Rights

Nanophase relies on a combination of copyright, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect its intellectual property. In addition to obtaining patent and trademarks based on the Company’s inventions and products, Nanophase also licenses third-party patents to expand its technology base. The Company currently owns or licenses 21 United States patents and patent applications, consisting of 8 owned United States patents, 7 owned United States patent applications, and 6 licensed United States patents. The Company also has 21 foreign patents and patent applications, consisting of 9 owned foreign patents and 12 owned foreign patent applications, all of which are counterparts to domestic filings covering its platform of nanotechnologies. Nanophase’s intellectual property rights, however, could be challenged, invalidated or circumvented. The Company does not believe that its products or processes infringe the intellectual property rights of others, but such claims, if they are established, could result in material liabilities or loss of business.

The Company requires its employees, consultants, outside scientific collaborators and other advisors to sign confidentiality and, when appropriate, non-compete agreements when their employment or consulting relationships begin. These agreements generally provide that all confidential information developed or made known to the individual during the course of that person’s relationship with the Company will be kept confidential, and not be disclosed to third parties except in specific circumstances. In the case of research employees, the agreements also provide that all inventions made by the individual shall be the exclusive property of Nanophase. There can be no assurances, however, that these agreements will provide meaningful protection for the Company’s trade secrets, know-how or patent rights, or will provide Nanophase with adequate remedies in the event of unauthorized use or disclosure of such information. In addition, the Company’s employees who have not entered into non-compete agreements may become competitors when their employment at Nanophase ends.

Competition

Within each of its targeted markets and product applications, Nanophase faces current and potential competition from many advanced materials and chemical companies, as well as the in-house capabilities of several of its current and potential customers. In many markets, the Company has major competitors, some of which are larger and more diversified than the Company. Although management believes its materials and technologies are superior to those of its competitors, competitive companies pose risks to Nanophase because they may have substantially greater financial and technical resources, larger research and development staffs, and greater manufacturing and marketing capabilities.

In addition, the global number of development-stage companies involved in nanocrystalline materials continues to grow, posing significant and increasing competitive risks. Many of these companies are associated with university or national laboratories, and use chemical and physical methods to produce nanocrystalline materials. Management believes that most of these companies are engaged primarily in funded research, and is not aware that any of them have commercial production capabilities; however, they may represent competitive risks in the future. Some of these development stage companies, especially in other countries, are receiving significant government assistance.

Governmental Regulations

The manufacture and use of certain of the products that contain the Company’s nanocrystalline materials are subject to governmental regulations. As a result, the Company is required to adhere to the current Good Manufacturing Practices (“cGMP”) requirements of the U.S. Food and Drug Administration (“FDA”) and similar regulations in other countries that include testing, control and documentation requirements enforced by periodic inspections.

In addition, the Company’s facilities and all of its operations are subject to the plant and laboratory safety requirements of various occupational safety and health laws. To date, those regulations have not materially restricted or impeded operations.

Employees

On December 31, 2002, the Company had a total of 53 full-time employees, 12 of whom hold advanced degrees. Nanophase has no collective bargaining arrangements.

On December 19, 2002, the Company announced that Dr. Gina Kritchevsky, its Chief Technology Officer, had decided to pursue other interests and was returning to Arizona. The Company has retained Dr. Kritchevsky’s services through 2003 as a consultant. On February 21, 2003, the Company announced that Dr. Donald J. Freed, its Vice President of Business Development, was retiring effective February 28, 2003. On March 24, 2003, the Company hired Dr. Edward Ludwig as its Vice President of Business Development.

Forward-Looking Statements

Nanophase Technologies Corporation wants to provide investors with more meaningful and useful information. As a result, this Annual Report on Form 10-K (the “Form 10-K”) contains and incorporates by reference certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company’s current expectations on the future results of its operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2003 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: a decision by a customer to cancel a purchase order or supply agreement; uncertain demand for, and acceptance of, the Company’s nanocrystalline materials; the Company’s dependence on a limited number of key customers; the Company’s limited manufacturing capacity and product mix flexibility; the Company’s limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; the Company’s dependence on patents and protection of proprietary information; the resolution of litigation the Company is involved in; the possible disruption of commercial activities occasioned by terrorist activity and armed conflict; and other risks set forth under the Company’s previous filings with the Securities and Exchange Commission. Readers of this Annual Report on Form 10-K should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

Investor Information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the Exchange Act) and, accordingly, files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the SEC). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Financial and other information may also be accessed at the Company’s web site. The address is www.nanophase.com. The Company makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC, and intends to make all such reports and amendments to reports available free of charge on its web site as soon as appropriate changes in its web site can be made.

Item 2.    Properties

Nanophase operates a 36,000 square-foot production, research and headquarters facility in Romeoville, Illinois and a 20,000 square-foot production facility in Burr Ridge, Illinois, both are Chicago suburbs. The Company also leases a 6,000 square-foot offsite warehouse. The Company’s operations in Burr Ridge are registered under ISO 9001, and its manufacturing operations are essentially in compliance with the cGMP requirements of the FDA.

The Romeoville facility houses the Company’s headquarters, advanced manufacturing function (surface treatment and pilot-scale manufacturing) and research and development laboratories, and will be used for additional commercial manufacturing space in 2003. Nanophase leases its Romeoville facility under an agreement whose initial term will expire in July 2006, with an option to extend the lease for two additional periods of five years each. The Burr Ridge facility has a quality control laboratory designed for the dual purposes of validating operations to cGMP and ISO standards, and production process control. This laboratory is equipped to handle many routine analytical and in-process techniques the Company currently requires. Nanophase leases its Burr Ridge facility under an agreement whose initial term expired in September 1999. The Company has options to extend the lease for up to five additional one-year terms and is currently in the fourth additional one-year term, which expires in September 2003.

Management believes that the Company’s leased facilities provide sufficient capacity to fulfill current known customer demand as well as providing additional space to enable expansion of key production processes. Management also believes that the Company’s capital expenditures in 2002 will support currently anticipated demand from existing customers. The Company’s actual future capacity requirements will depend on many factors, including new and potential customer acceptance of the Company’s current and potential nanocrystalline materials and product applications, unknown and currently unplanned growth from existing customers, continued progress in the Company’s research and development activities and product testing programs, and the magnitude of these activities and programs.

Item 3.    Legal Proceedings

See Note 19 to the Financial Statements for additional information.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2002.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock is traded on the Nasdaq National Market under the symbol NANX. The following table sets forth, for the periods indicated, the range of high and low sale prices for the Common Stock on the Nasdaq National Market:

	High	Low
Fiscal year ending December 31, 2002:
First Quarter	$8.69	$5.52
Second Quarter	8.38	4.53
Third Quarter	6.20	4.07
Fourth Quarter	4.75	2.42
Fiscal year ending December 31, 2001:
First Quarter	$12.69	$5.25
Second Quarter	12.14	5.50
Third Quarter	10.99	3.91
Fourth Quarter	7.00	3.66

On March 25, 2003, the last reported sale price of the Common Stock was $3.63 per share, and there were approximately 152 holders of record of the Common Stock.

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

In January 2001, the Company granted 1,361 shares of Common Stock to each of the following directors of the Company for services performed in their capacity as directors: Donald Perkins, Edward Hagenlocker, James McClung, Jerry Pearlman, and Richard Siegel. In January 2002, the Company granted 2,540 shares of Common Stock to each of the following directors of the Company for services performed in their capacity as directors: Donald Perkins, James Henderson, James McClung, Jerry Pearlman, and Richard Siegel. In January 2003, the Company granted 4,870 shares of Common Stock to each of the following directors of the Company for services performed in their capacity as directors: Donald Perkins, James Henderson, James McClung, Jerry Pearlman, and Richard Siegel. Each of the preceding issuances were made in reliance on the exemption from registration found in section 4(2) of the Securities Act of 1933. None of these preceding issuances were for any form of monetary consideration. On November 26, 1997 the Company’s Registration Statement on Form S-1 (File No. 333-36937) relating to the Company’s initial public offering of common stock (the “Offering”) was declared effective by the Securities and Exchange Commission. The market price established for the Company’s initial public offering was $8.00 per share. On May 29, 2002, the Company issued 1,370,000 shares of common stock in a private placement offering, taken collectively with the Company’s November 26, 1997 Offering as “the Offerings.” Since November 26, 1997, of its $35,033,231 of net proceeds from the Offerings, the Company has used approximately $10,562,000 for capital expenditures primarily related to the further expansion of the Company’s existing manufacturing facility and the purchase of operating equipment and approximately $16,963,000 for working capital and other general corporate purposes. The remainder of the net proceeds has been invested by the Company, pending its use, in short-term, investment grade, interest-bearing obligations. At December 31, 2002, the Company had approximately $7,508,000 in cash, cash equivalents and investments.

On May 29, 2002, the Company sold, in a private placement to qualified accredited investors, 1.37 million shares of common stock at $5.00, an approximate 3% discount from market, per share and received gross proceeds of $6.85 million. The closing market price of Nanophase’s stock was $5.15 per share on May 29, 2002. Net proceeds were approximately $6.2 million after commissions, legal, accounting, and other costs. The Company intends to use the proceeds to fund expected growth in new markets as well as to provide for expanded working capital needs expected to arise as sales volume grows. The preceding issuance was made in reliance on the exemption from registration found in section 4(2) of the Securities Act of 1933.

Item 6.    Selected Financial Data

The following selected financial data is qualified by reference to, and should be read in conjunction with, the financial statements and related notes thereto appearing elsewhere in this Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data set forth below as of, and for, each of the years in the five-year period ended December 31, 2002 have been derived from the audited financial statements of the Company.

	Years Ended December 31,
	2002	2001	2000	1999	1998
Statement of Operations Data:
Product revenue	$5,002,986	$3,650,914	$3,824,159	$1,128,861	$1,140,845
Other revenue	398,229	404,574	449,194	295,986	162,944

Total revenue	5,401,215	4,055,488	4,273,353	1,424,847	1,303,789

Cost of revenue	5,095,019	4,906,716	4,754,485	2,610,667	3,221,996
Research and development expense	1,572,997	1,601,671	1,837,036	1,456,126	1,504,127
Selling, general and administrative expense	3,854,051	3,798,543	3,388,758	3,641,736	3,594,946

Total operating expense	10,522,067	10,306,930	9,980,279	7,708,529	8,321,069

Operating loss	(5,120,852)	(6,251,442)	(5,706,926)	(6,283,682)	(7,017,280)
Interest income	152,626	585,782	1,234,054	1,213,448	1,539,400
Interest expense	(125,181)	(33,485)	(3,455)	—	—
Other, net	6,844	(11,098)	(42,000)	(46,833)	—
Provision for income taxes	(68,674)	(30,000)	—	—	(156,000)

Net loss	$(5,155,237)	$(5,740,243)	$(4,518,327)	$(5,117,067)	$(5,633,880)

Net loss per share-basic and diluted	$(0.35)	$(0.42)	$(0.34)	$(0.40)	$(0.45)

Shares used in computing net loss per share	14,551,479	13,667,062	13,390,741	12,690,483	12,416,305

	As of December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Cash and cash equivalents	$445,684	$582,579	$473,036	$624,509	$363,394
Working capital	7,380,051	7,215,520	18,356,349	21,831,264	26,535,018
Total assets	20,012,970	19,184,388	23,830,163	25,677,539	30,453,988
Long-term obligations	364,563	812,390	827,984	—	—
Total stockholders’ equity	16,832,965	15,643,618	21,007,745	24,161,323	29,107,590

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

Overview

From its inception in November 1989 through December 31, 1996, the Company was in the development stage. During that period, the Company primarily focused on the development of its manufacturing processes in order to transition from laboratory-scale to commercial-scale production. As a result, the Company developed an operating capacity to produce significant quantities of its nanocrystalline materials for commercial sale. The Company was also engaged in the development of commercial applications and formulations and the recruiting of marketing, technical and administrative personnel. Since January 1, 1997, the Company has been engaged in commercial production and sales of its nanocrystalline materials, and the Company no longer considers itself in the development stage. From inception through December 31, 2002, the Company was primarily capitalized through the private offering of approximately $25.8 million of equity securities and its initial public offering of $28.8 million of Common Stock in November of 1997 and $6.2 million of Common Stock in a private placement offering in May of 2002, each net of issuance costs. The Company has incurred cumulative losses of $39.9 million from inception through December 31, 2002.

Critical Accounting Policies

We utilize certain accounting measurements under applicable generally accepted accounting principles, which involve the exercise of management’s judgment about subjective factors and estimates about the effect of matters which are inherently uncertain. The following is a summary of those accounting measurements which we believe are most critical to our reported results of operations and financial condition. Our significant accounting policies are more fully described in Note 2 to our financial statements.

Revenue Recognition. Product revenue consists of sales of product that are recognized when realized and earned. This generally occurs when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Other revenue consists of revenue from research and development arrangements with non-governmental entities, fees from the transfer of technology and, principally, for the years 2000 through 2002, related royalties. Research and development arrangements include both cost-plus and fixed fee agreements and such revenue is recognized when specific milestones are met under the arrangements. Fees related to the transfer of technology are recognized when the transfer of technology to the acquiring party is completed and the Company has no further significant obligation. Royalties are recognized when earned pursuant to the contractual arrangement.

Inventory Valuation. Cost is determined on a first-in, first-out basis. Inventory is stated at the lower of cost, maintained on a first in, first out basis, or market. The Company has recorded allowances to reduce inventory relating to excess quantities of certain materials. Write-downs of inventories establish a new cost basis, which is not increased for future increases in market value of inventories or changes in estimated excess quantities.

Trade Accounts Receivable. Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received.

Results of Operations

Years Ended December 31, 2002 and 2001

Total revenue increased to $5,401,215 in 2002, compared to $4,055,488 in 2001. The increase in total revenue between 2002 and 2001 was mainly attributed to growth with existing customers, particularly, an increase of approximately 29% in total product derived from the Company’s largest customer. Product revenue increased to $5,002,986 in 2002, compared to $3,650,914 in 2001. Other revenue decreased to $398,229 in 2002, compared to $404,574 in 2001. The majority of the revenue generated during 2002 was from customers in the healthcare, wear-resistant materials, Chemical Mechanical Planarization (CMP) and catalyst markets. Revenue from BASF and CIK, the Company’s two largest customers constituted approximately 72.6% and 6.8%, respectively, of the Company’s 2002 revenue.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $5,095,019 in 2002, compared to $4,906,716 in 2001. The increase in cost of revenue was generally attributed to increased product sales volume and increased depreciation expense resulting from the completion, and placement in service at the beginning of the current year and throughout the current year of the majority of the Company’s build out of its manufacturing and powder coating facilities, somewhat offset by efficiencies in the manufacture of the Company’s products. Cost of revenue as a percentage of total revenue decreased from 121% in 2001, compared to 94% in 2002. Improvements to gross profit are primarily due to increased revenues, continued gains in operating efficiencies, and nonrecurring other revenue in the amount of $65,000 received in the second quarter. For the year 2002, the Company recognized a contribution of approximately $10,000 due to inventory being sold for which an allowance for excess inventory quantities had previously been recorded. The Company expects to remain operating at a positive annual gross profit margin for the foreseeable future.

Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with the Company’s development or acquisition of new product applications and coating formulations and the cost of enhancing the Company’s manufacturing processes. The Company is currently engaged in research to enhance its ability to disperse its material in a variety of organic and inorganic media for use as coatings and polishing materials. A recent technical success was related to the Company’s ability to engineer some of its nanomaterials to remain relatively uniformly dispersed in liquid systems over extended periods of time. The Company’s June 2002 announcement regarding its new CMP partner, Rodel, came about as a direct result of this successful research and subsequent application development. The Company also has an ongoing advanced engineering effort that is primarily focused on the development of new nanomaterials as well as the refinement of existing nanomaterials. Research and development expense decreased to $1,572,997 in 2002, compared to $1,601,671 in 2001. The decreases in research and development expense was largely attributed to decreased outside testing, materials and supplies, and travel expenses being incurred in 2002. These reductions were somewhat offset by increased depreciation on assets completed and placed in service during 2002, increased advanced engineering salaries due to lower capitalization of payroll (approximately $149,000) in 2002 than in 2001 (approximately $180,000), and increased spending on electricity and equipment expenses.

Selling, general and administrative expense increased to $3,854,051 in 2002, compared to $3,798,543 in 2001. The net increase was primarily attributed to increases in salary expenses incurred relating to the hiring of a company executive, legal costs, real estate taxes, and bad debt expense which, was zero at December 31, 2002, compared to a credit balance at December 31, 2001. These increases were partially offset by a reduction in investor relations, telephone, consulting fees, and travel expenditures.

Interest income decreased to $152,626 in 2002, compared to $585,782 in 2001. This decrease was primarily due to a reduction in average monthly funds available for investment and, to a lesser extent, reduced investment yields.

Years Ended December 31, 2001 and 2000

Total revenue decreased to $4,055,488 in 2001, compared to $4,273,353 in 2000. The decrease in total revenue between 2001 and 2000 was principally due to soft customer demand and extended times to market given the general state of the manufacturing economy, exacerbated by the terrorist attack on the United States of America on September 11, 2001. Product revenue decreased to $3,650,914 in 2001, compared to $3,824,159 in 2000. Other revenue decreased to $404,574 in 2001, compared to $449,194 in 2000. Revenue from BASF and CIK, the Company’s two largest customers constituted approximately 75.5% and 9.4%, respectively, of the Company’s 2001 revenue.

Cost of revenue generally includes costs associated with commercial production, customer development arrangements and licensing fees. Cost of revenue increased to $4,906,716 in 2001, compared to $4,754,485 in 2000. The increase in cost of revenue was primarily attributed to a net increase in the allowance for excess inventory quantities of $539,415, somewhat offset by efficiencies in the manufacture of the Company’s products. The majority of the increase in the allowance for excess inventory quantities related to a write-down of raw materials and finished goods relating to the Company’s catalyst business. These inventories were built in support of a purchase order and in anticipation of upcoming order volumes from a customer in the United Kingdom that subsequently reneged on its legal obligations. Management felt that, although Nanophase has a current customer for this material, current volumes and limited predictability of future demand made this adjustment prudent. Cost of revenue as a percentage of total revenue increased in 2001, compared to the same period in 2000, due primarily to the inventory adjustment discussed above.

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

Selling, general and administrative expense increased to $3,798,543 in 2001, compared to $3,388,758 in 2000. The net increase was primarily attributed to increases in salaries and costs incurred relating to the hiring of two company employees, costs of insurance, rent and associated expenses relating to the Company’s new facility, and printing costs. These increases were partially offset by a reduction in bad debt expense, consulting fees, and travel expenditures.

Interest income decreased to $585,782 in 2001, compared to $1,234,054 in 2000. This decrease was primarily due to a reduction in funds available for investment and reduced investment yields.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and investments amounted to $7,508,492 at December 31, 2002, compared to $7,425,535 at December 31, 2001. The net cash used in the Company’s operating activities was $4,164,144, $5,040,478 and $5,127,473 for the years ended December 31, 2002, 2001, and 2000, respectively. Net cash used in investing activities, which is due to net investment activity for held-to-maturity investments and capital expenditures, amounted to $2,535,296 for the year ended December 31, 2002 compared to $4,523,068 and $2,560,824 of net cash provided by investing activities for the years ended December 31, 2001 and 2000, respectively. Capital expenditures, primarily related to the build out of the Company’s new pilot manufacturing and powder blending facilities within its Romeoville, Illinois facility and further expansion of the Company’s existing manufacturing facility and the purchase of related operating equipment, amounted to $1,749,177. This amount included $200,362 in non-cash items incurred for accounts payable relating to capital expenditures and $65,007 in capital lease obligations incurred for use of equipment for the year ended December 31, 2002 compared to $6,437,958, including $833,824 in non-cash items incurred for accounts payable relating to capital expenditures and $138,437 in capital lease obligations incurred for use of equipment for the year ended December 31, 2001, and $1,823,623 for the year ended December 31, 2000. Net cash provided by financing activities, is primarily due to the Company securing financing through a private placement in 2002 and other financing agreements, and to a lesser extent by the issuance of shares of Common Stock pursuant to the exercise of options and warrants, partially offset by principal payments on debt and capital lease obligations, amounting to $6,562,545 for the year ended December 31, 2002, compared to $626,953 and $2,415,176 for the years ended December 31, 2001and 2000, respectively.

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

The Company’s supply agreement with its largest customer contains several financial covenants which could potentially impact the Company’s liquidity. The most restrictive financial covenants under this agreement require the Company to maintain a minimum of $2.0 million in cash and investments, and no more than $10.0 million in debt, in order to avoid an event which could trigger a transfer of technology and equipment to the Company’s largest customer in the event that the Company’s cash, cash equivalents and investment balances drop below $2.0 million. The Company had approximately $7.5 million in cash and investments and debt of less than $2.0 million at December 31, 2002. Management expects that the proceeds received from the May, 2002 private placement offering should be sufficient to enable the Company to comply with these financial covenants for at least the next twelve months. This supply agreement and its covenants are more fully described in Note 16 of the Company’s financial statements.

The Company believes that cash from operations and cash, cash equivalents and investments on hand, together with the remaining net proceeds from the Company’s initial public offering of Common Stock (“the Offering”), and with its most recent funding received through a private placement offering, and interest income thereon, will be adequate to fund the Company’s operating plans for the next twelve months. The Company’s actual future capital requirements will depend, however, on many factors, including customer acceptance of the Company’s current and potential nanocrystalline materials and product applications, continued progress in the Company’s research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand the Company’s manufacturing capabilities and to market and sell the Company’s materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with the Company’s existing customers. The Company expects capital spending in 2003 to be approximately $525,000, of which $200,000 relates to payments of accounts payable incurred in 2002 but not payable until 2003.

The following table highlights the Company’s contractual obligations:

Contractual Obligations	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt	$1,592,682	1,283,554	309,128	—	—
Capital Lease Obligations	$128,758	70,224	58,534	—	—
Operating Leases	$1,185,719	389,114	612,258	184,347	—

Totals	$2,907,159	$1,742,892	$979,920	$184,347	—

At December 31, 2002, the Company had a net operating loss carryforward of approximately $45.2 million for income tax purposes. Because the Company may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2022. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, the Company has concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. At December 31, 2002, the Company also had a foreign tax credit carryforward of $246,000, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire at various dates between 2005 and 2022, if not utilized before that date.

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

Item 8.    Financial Statements and Supplementary Data

The financial statements and financial statement schedule, with the report of independent auditors listed in Item 15 are included in this Form 10-K.

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

The reports of Ernst & Young LLP on the Company’s financial statements for the year ended December 31, 2000 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information in response to this item is incorporated by reference from the “Proposal No. 1—Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Compliance” sections of the Definitive Proxy Statement to be filed with the Commission in connection with the Company’s 2003 Annual Meeting of Stockholders (the “2003 Proxy Statement”).

Item 11.    Executive Compensation

The information in response to this item is incorporated by reference from the section of the 2003 Proxy Statement captioned “Executive Compensation and Certain Transactions.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information in response to this item is incorporated by reference from the section of the 2003 Proxy Statement captioned “Security Ownership of Management and Principal Stockholders.”

Item 13.    Certain Relationships and Related Transactions

The information in response to this item is incorporated by reference from the section of the 2003 Proxy Statement captioned “Executive Compensation and Certain Transactions.”

Item 14.    Controls and Procedures

Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management, necessarily, was required to apply its judgement in evaluating the cost-benefit relationship relating to possible controls and procedures.There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this Form 10-K:

1.	The following financial statements of the Company, with the report of independent auditors, are filed as part of this Form 10-K:

Report of McGladrey & Pullen, LLP, Independent Auditors

Report of Ernst & Young, LLP, Independent Auditors

Balance Sheets as of December 31, 2002 and 2001

Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

Statements of Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000

Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Notes to Financial Statements

2.	The following financial statement schedule of the Company is filed as part of this Form 10-K:

Schedule II — Valuation and Qualifying Accounts

All other financial schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

3.	The following exhibits are filed with this Form 10-K or incorporated by reference as set forth below.

Exhibit

Number

2	Plan and Agreement of Merger dated as of November 25, 1997 by and between the Company and its Illinois predecessor, incorporated by reference to Exhibit 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 10-K”).

3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the 1997 10-K.

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the 1997 10-K.

4.1	Specimen stock certificate representing Common Stock, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-36937) (the “IPO S-1”).

4.2	Form of Warrants, incorporated by reference to Exhibit 4.2 to the IPO S-1.

4.3	Rights Agreement dated as of October 28, 1998 by and between the Company and LaSalle National Bank, incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, filed October 28, 1998.

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 10-K”).

4.5	Amendment to Rights Agreement dated August 1, 2001 between the Company and LaSalle National Association, as Rights Agent, incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

4.6	2001 Nanophase Technologies Corporation Equity Compensation Plan, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-74170).

10.1	The Nanophase Technologies Corporation Amended and Restated 1992 Stock Option Plan, as amended (the “Stock Option Plan”), incorporated by reference to Exhibit 10.1 to the IPO S-1.

10.2	Form of Indemnification Agreement between the Company and each of its directors and executive officers, incorporated by reference to Exhibit 10.2 to the IPO S-1.

10.3	Amended and Restated Registration Rights Agreements dated as of March 16, 1994, as amended, incorporated by reference to Exhibit 10.2 to the IPO S-1.

10.4	License Agreement dated June 1, 1990 between the Company and ARCH Development Corporation, as amended, incorporated by reference to Exhibit 10.7 to the IPO S-1.

10.5	License Agreement dated October 12, 1994 between the Company and Hitachi, incorporated by reference to Exhibit 10.8 to the IPO S-1.

10.6	License Agreement dated May 31, 1996 between the Company and Research Development Corporation of Japan, incorporated by reference to Exhibit 10.9 to the IPO S-1.

10.7	License Agreement dated April 1, 1996 between the Company and Cornell Research Foundation, incorporated by reference to Exhibit 10.10 to the IPO S-1.

10.8*	Consulting and Stock Purchase Agreement between Richard W. Siegel and the Company dated as of May 9, 1990, as amended February 13, 1991, November 21, 1991 and January 1, 1992, incorporated by reference to Exhibit 10.11 to the IPO S-1.

10.9	Lease Agreement between the Village of Burr Ridge and the Company, dated September 15, 1994, incorporated by reference to Exhibit 10.12 to the IPO S-1.

10.10	Distribution Agreement between the Company and C.I. Kasei, Ltd., (a subsidiary of Itochu Corporation) dated as of October 30, 1996, incorporated by reference to Exhibit 10.15 to the IPO S-1.

10.11	Supply Agreement between the Company and Schering-Plough HealthCare Products, Inc. dated as of March 15, 1997, incorporated by reference to Exhibit 10.17 to the IPO S-1.

10.12	License Agreement between the Company and C.I. Kasei Co., Ltd. (a subsidiary of Itochu Corporation) dated as of December 30, 1997, incorporated by reference to Exhibit 10.17 to the 1997 10-K.

10.13*	Employment Agreement dated as of November 9, 1999 between the Company and Joseph Cross, incorporated by reference to Exhibit 10.15 to the 1999 10-K.

10.14*	Employment Agreement dated as of February 15, 1999 between the Company and Gina Kritchevsky, incorporated by reference to Exhibit 10.18 to the 1998 10-K.

10.15*	Employment Agreement dated as of March 15, 1999 between the Company and Daniel S. Bilicki, incorporated by reference to Exhibit 10.19 to the 1998 10-K.

10.16*	Employment Agreement dated as of June 1, 1999 between the Company and Donald Freed incorporated by reference to Exhibit 10.19 to the 1999 10-K.

10.17*	Form of Options Agreement under the Stock Option Plan, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-53445).

10.18**	Zinc Oxide Supply Agreement dated as of September 16, 1999 between the Company and BASF Corporation, as assignee, incorporated by reference to Exhibit 10.22 to the 1999 10-K.

10.19*	Employment Agreement dated as of November 2, 2000 between the Company and Robert Haines, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K).

10.20	Lease Agreement between Centerpointe Properties Trust and the Company, dated June 15, 2000, incorporated by reference to Exhibit 10.23 to the 2000 10-K.

10.21***	Amendment No. 1 to Zinc Oxide Supply Agreement dated as of January, 2001 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.24 to the 2000 10-K.

10.22	Promissory Note dated as of September 14, 2000 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.25 to the 2000 10-K.

10.23***	Cooperation Agreement dated June 24, 2002 between the Company and Rodel, Inc., incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.24*	Consulting Agreement dated December 12, 2002 between the Company and Dr. Gina Kritchevsky.

10.25	First Amendment to Promissory Note dated as of March 11, 2003 between the Company and BASF Corporation.

10.26	Amendment No. 2. to Zinc Oxide Supply Agreement dated as of March 17, 2003 between the Company and BASF Corporation.

10.27*	Employment Agreement dated March 24, 2003 between the Company and Mr. Edward G. Ludwig, Jr.

11	Statement regarding computation of loss per share.

23.1	Consent of McGladrey & Pullen, LLP.

23.2	Consent of Ernst & Young, LLP.

*	Management contract or compensatory plan or arrangement.
**	Confidentiality previously requested for portions of this agreement. The Company has disclosed that such agreement is with BASF Corporation, as assignee.
***	Confidentially requested, confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.

(b)	Reports on Form 8-K:

None.

NANOPHASE TECHNOLOGIES CORPORATION

Report of Independent Auditors

The Board of Directors and Stockholders

Nanophase Technologies Corporation

We have audited the accompanying balance sheets of Nanophase Technologies Corporation as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the 2002 and 2001 data in the financial statement schedule, Schedule II – Valuation and Qualifying Accounts, listed in the index at Item 15(a). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nanophase Technologies Corporation at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the 2002 and 2001 data in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set therein.

/s/    McGladrey & Pullen, LLP

McGladrey & Pullen, LLP

Schaumburg, Illinois

January 31, 2003, except for the

first paragraph of Note 17, for

which the date is March 17, 2003

Report of Independent Auditors

The Board of Directors and Stockholders

Nanophase Technologies Corporation

We have audited the accompanying statements of operations, stockholders’ equity, and cash flows of Nanophase Technologies Corporation for the year ended December 31, 2000. Our audit also included the financial statement schedule for the period ended December 31, 2000, listed in the index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Nanophase Technologies Corporation for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule for the year ended December 31, 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Ernst & Young LLP

Chicago, Illinois

February 2, 2001

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	As of December 31,
	2002	2001
ASSETS

Current assets:
Cash and cash equivalents	$445,684	$582,579
Investments	7,062,808	6,842,956
Trade accounts receivable, less allowance for doubtful accounts of $25,000 in 2002 and 2001, respectively	941,335	1,112,952
Other receivable, net	16,790	67,449
Inventories, net	981,834	956,268
Prepaid expenses and other current assets	747,042	381,696

Total current assets	10,195,493	9,943,900

Equipment and leasehold improvements, net	9,433,237	8,914,745
Other assets, net	384,240	325,743

	$20,012,970	$19,184,388

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debts	$1,283,554	$714,135
Current portion of capital lease obligations Accounts payable	62,099 480,789	48,352 1,233,466
Accrued expenses	989,000	732,427

Total current liabilities	2,815,442	2,728,380

Long-term debt, less current maturities	309,128	758,490
Long-term portion of capital lease obligations, less current maturities	55,435	53,900

	364,563	812,390

Contingent liabilities:	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 24,088 authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 15,137,877 and 13,705,931 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively	151,379	137,059
Additional paid-in capital	56,658,080	50,260,747
Deferred stock compensation	(67,069)	—

Accumulated deficit	(39,909,425)	(34,754,188)

Total stockholders’ equity	16,832,965	15,643,618

	$20,012,970	$19,184,388

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2002	2001	2000
Revenue:
Product revenue	$5,002,986	$3,650,914	$3,824,159
Other revenue	398,229	404,574	449,194

Total revenue	5,401,215	4,055,488	4,273,353

Operating expense:
Cost of revenue	5,095,019	4,906,716	4,754,485
Research and development expense	1,572,997	1,601,671	1,837,036
Selling, general and administrative expense	3,854,051	3,798,543	3,388,758

Total operating expenses	10,522,067	10,306,930	9,980,279

Loss from operations	(5,120,852)	(6,251,442)	(5,706,926)
Interest income	152,626	585,782	1,234,054
Interest expense	(125,181)	(33,485)	(3,455)
Other, net	6,844	(11,098)	(42,000)

Loss before provision for income taxes	(5,086,563)	(5,710,243)	(4,518,327)
Provision for income taxes	(68,674)	(30,000)	—

Net loss	$(5,155,237)	$(5,740,243)	$(4,518,327)

Net loss net per share—basic and diluted	$(0.35)	$(0.42)	$(0.34)

Weighted average number of common shares outstanding	14,551,479	13,667,062	13,390,741

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

Description	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of January 1, 2000	—	$—	12,764,058	$127,641	$48,529,300	$—	$(24,495,618)	$24,161,323
Exercise of stock options	—	—	444,569	4,445	1,147,431	—	—	1,151,876
Exercise of warrants	—	—	372,579	3,726	146,274	—	—	150,000
Stock compensation	—	—	12,708	127	62,746	—	—	62,873
Net loss for the year ended December 31, 2000	—	—	—	—	—	—	(4,518,327)	(4,518,327)

Balance as of December 31, 2000	—	—	13,593,914	135,939	49,885,751	—	(29,013,945)	21,007,745

Exercise of stock options	—	—	105,212	1,052	302,761	—	—	303,813
Stock compensation	—	—	6,805	68	72,235	—	—	72,303
Net loss for the year ended December 31, 2001	—	—	—	—	—	—	(5,740,243)	(5,740,243)

Balance as of December 31, 2001	—	—	13,705,931	137,059	50,260,747	—	(34,754,188)	15,643,618
Exercise of stock options	—	—	20,296	203	44,346	—	—	44,549
Exercise of warrants	—	—	28,950	290	32,221	—	—	32,511
Stock compensation	—	—	12,700	127	82,423	—	—	82,550
Common stock offering	—	—	1,370,000	13,700	6,158,593	—	—	6,172,293
Deferred stock compensation	—	—			79,750	(79,750)	—	—
Amortization of deferred stock compensation						12,681		12,681
Net loss for the year ended December 31, 2002	—	—	—	—	—	—	(5,155,237)	(5,155,237)

Balance as of December 31, 2002	—	$—	15,137,877	$151,379	$56,658,080	$(67,069)	$(39,909,425)	$16,832,965

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2002	2001	2000
Operating activities:
Net loss	$(5,155,237)	$(5,740,243)	$(4,518,327)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,237,818	714,276	722,877
Amortization of deferred stock compensation	12,681	—	—
Stock compensation expense	82,550	72,303	62,873
Allowance for excess inventory quantities	26,262	539,415	(168,627)
Loss on disposition of equipment	5,138	84,388	—
Changes in assets and liabilities related to operations:
Trade accounts receivable	(71,243)	125,382	(836,508)
Other receivable	50,659	77,369	103,023
Inventories	(51,828)	(603,009)	42,731
Prepaid expenses and other assets	(438,302)	266,690	(728,417)
Accounts payable	(119,215)	(424,696)	208,520
Accrued expenses	256,573	(152,353)	(15,618)

Net cash used in operating activities	(4,164,144)	(5,040,478)	(5,127,473)

Investing activities:
Acquisition of equipment and leasehold improvements	(1,483,808)	(5,465,697)	(1,823,623)
Proceeds from disposal of equipment	2,188	—	—
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	(833,824)	—	—
Purchases of held-to-maturity investments	(108,375,116)	(84,880,519)	(132,457,935)
Maturities of held-to-maturity investments	108,155,264	94,869,284	136,842,382

Net cash (used in) provided by investing activities	(2,535,296)	4,523,068	2,560,824

Financing activities:
Principal payment on debt obligations, including capital leases	(281,311)	(320,755)	(22,700)
Proceeds from borrowings	594,503	643,895	1,136,000
Proceeds from sale of common stock	6,249,353	303,813	1,301,876

Net cash provided by financing activities	6,562,545	626,953	2,415,176

(Decrease) Increase in cash and cash equivalents	(136,895)	109,543	(151,473)
Cash and cash equivalents at beginning of period	582,579	473,036	624,509

Cash and cash equivalents at end of period	$445,684	$582,579	$473,036

Supplemental cash flow information:
Interest paid	$125,181	$33,485	$3,455
Income taxes paid	$38,674	$30,000	$—

Supplemental non-cash investing and financing activities:
Accounts receivable paid through offset of long-term debt	$242,860	$—	$—
Capital lease obligations incurred for use of equipment	$65,007	$138,437	$—
Accounts payable incurred for the purchase of equipment and leasehold improvements	$200,362	$833,824	$—

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(1)	Description of Business

The Company was incorporated on November 30, 1989, for the purpose of developing nanocrystalline materials for commercial production and sale in domestic and international markets.

Nanophase is engaged in the manufacture and engineering of nanocrystalline materials. The Company works collaboratively with a variety of other companies in meeting their application needs, effectively providing value-enhanced solutions for commercial applications in multiple global markets. Nanophase does this by recognizing a need to offer enhanced performance and assist customers with their product improvements. The Company targets markets in which it feels practical solutions may be found using nanoengineered products. The Company works closely with leaders in these target markets to identify their material and performance requirements.

The Company’s typical credit terms are thirty days from shipment and invoicing.

Revenue from international sources approximated $586,787, $530,625, and $587,500, for the years ended December 31, 2002, 2001, and 2000, respectively.

(2)	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of demand deposits. The Company employs corporate “sweep” accounts in order to maximize interest income earned with its operating funds. From time to time, the Company’s cash accounts may exceed federally insured limits.

Investments

Investments are classified by the Company at the time of purchase for appropriate designation and such designation is reevaluated as of each balance sheet date. The Company’s policy is to classify money market funds and certificates of deposit as investments. Investments are classified as held-to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to maturity securities are stated at amortized cost and are adjusted to maturity for the amortization of premiums and accretion of discounts. Such adjustments for amortization and accretion are included in interest income. The Company’s investments are held by its investment bank who is a member of all major stock exchanges and the Securities Investor Protection Corporation (SIPC). Securities and cash held in custody by the Company’s investment bank are afforded unlimited protection through SIPC and a commercial insurer, however, it does not protect against losses from the rise and fall in market value of investments.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received.

Inventory

Inventory is stated at the lower of cost, maintained on a first in, first out basis, or market. The Company has recorded allowances to reduce inventory relating to excess quantities of certain materials. Write-downs of inventories establish a new cost basis, which is not increased for future increases in market value of inventories or changes in estimated excess quantities.

Equipment and Leasehold Improvements

Equipment is stated at cost and is being depreciated over its estimated useful life (3-20 years) using the straight-line method. Leasehold improvements are stated at cost and are being amortized using the straight-line method over the shorter of the useful life of the asset or the term of the lease (1-16 years). Depreciation expense for leased assets is included with depreciation expense for owned assets.

Intangibles

Intangible costs are included in other assets and are being amortized over the estimated useful life (17 years) of the respective patents and trademarks using the straight-line method.

Product Revenue

Product revenue consists of sales of product that are recognized when realized and earned. This generally occurs when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured.

Other Revenue

Other revenue consists of revenue from research and development arrangements with non-governmental entities, fees from the transfer of technology and, principally, for the years 2000 through 2002, related royalties. Research and development arrangements include both cost-plus and fixed fee agreements and such revenue is recognized when specific milestones are met under the arrangements. Fees related to the transfer of technology are recognized when the transfer of technology to the acquiring party is completed and the Company has no further significant obligation. Royalties are recognized when earned pursuant to the contractual arrangement.

Income Taxes

The Company accounts for income taxes using the liability method. As such, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

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

Pro forma information regarding net income is required by FASB No. 123, which also requires that the information be determined as if the Company had accounted for the employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2002, 2001, and 2000:

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model:

	Years Ended December 31,
	2002	2001	2000
U.S. Government zero coupon 7-year bond interest rates:	4.93%	5.11%	5.95%

Dividend yield:	0.00%	0.00%	0.00%

Weighted-average expected life of the option:	7 years	7 years	7 years

Volatility factors:	78.36%	92.30%	25.00%

Weighted-average fair value of the options granted:	$4.905	$7.392	$3.263

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the respective option. Because FASB No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma impact was not fully reflected until 2002. The

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

pro-forma impact on the three years shown is meant to approximate the effects of the expensing of stock options.

The following table illustrates the effect on net loss and loss per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

	Years Ended December 31,
Net Loss:	2002	2001	2000
As reported	($5,155,237)	($5,740,244)	($4,518,327)

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,298,786)	(1,545,469)	(271,005)

Pro forma net loss	(7,454,023)	(7,285,713)	(4,789,332)

Loss per share:

Basic—As reported	(0.35)	(0.42)	(0.34)

Basic—Proforma	(0.51)	(0.53)	(0.36)

Diluted—As reported	(0.35)	(0.42)	(0.34)

Diluted—Proforma	(0.51)	(0.53)	(0.36)

Fair Value of Financial Instruments

The Company’s financial instruments include investments, accounts receivable, accounts payable, accrued liabilities, and long-term debt. The fair values of all financial instruments were not materially different from their carrying values.

Net Loss Per Share

Net loss per common share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares of 476,473 for 2002, 596,140 for 2001, and 961,207 for 2000 are not included in the per share calculations because the effect of their inclusion would be anti-dilutive.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

New Accounting Pronouncements

SFAS No. 143, “Accounting for Asset Retirement Obligations”, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as a component of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management is currently evaluating the impact on the Company’s consolidated financial statements.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, establishes accounting and reporting standards for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. SFAS No. 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the statement as of January 1, 2002 and the implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain items in the 2001 Statements of Operations have been reclassified to conform to the 2002 presentation with no effect on net loss.

(3)	Investments

Investments at December 31, 2002 and 2001 were comprised of variable rate demand notes, certificates of deposit and a money market fund. These investments had an approximate fair value of $7,100,000 and $6,800,000 at December 31, 2002 and 2001, respectively. All investments have been classified as held-to-maturity. Included in investments is $640,464 at December 31, 2002 in the form of certificates of deposit which are pledged as collateral, primarily for the Company’s business insurance premiums (see Note 6), and restricted as to withdrawal or usage. Investments held in short-term commercial paper have maturity days of less than 30 days and certificates of deposit have maturities ranging from 2 to 14 months.

(4)	Inventories

Inventories consist of the following:

	As of December 31,
	2002	2001
Raw materials	$489,730	$429,393
Finished goods	1,149,368	1,157,877

	1,639,098	1,587,270
Allowance for excess quantities	(657,264)	(631,002)

	$981,834	$956,268

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

(5)	Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	As of December 31,
	2002	2001
Machinery and equipment	$7,916,217	$4,239,038
Office equipment	348,926	306,751
Office furniture	75,871	75,871
Leasehold improvements	4,339,789	1,407,342
Construction in progress	755,762	5,710,743

	13,436,565	11,739,745

Less: Accumulated depreciation and amortization	(4,003,328)	(2,825,000)

	$9,433,237	$8,914,745

Depreciation expense was $1,223,359, $705,070, and $709,792, for the years ended December 31, 2002, 2001, and 2000, respectively.

(6)	Intangible Assets

The following is a summary of intangible assets at December 31, 2002 and 2001:

	2002		2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to Amortization:
Trademarks	$32,838	$9,968	$32,838	$5,597
Patents	155,643	46,408	155,643	36,320

	$188,481	$56,376	$188,481	$41,917

Amortization expense recognized on all amortizable intangibles totaled $14,459 and $9,206 for the years ended December 31, 2002 and 2001, respectively.

Estimated aggregate amortization expenses for each of the next five years is as follows:

Year ending December 31:
2003	$9,485
2004	10,091
2005	10,091
2006	10,091
2007	10,091

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

(7)	Pledged Assets and Long-Term Debt

In November 2000, the Company executed a three-year promissory note, held by the Company’s largest customer, in the amount of $1,293,895 for the construction of additional production capabilities at the Company’s Romeoville, Illinois facility. At December 31, 2002, 2001 and 2000, borrowings against this note amounted to $1,051,035, $1,293,895 and $650,000, respectively. The note bears interest at 8.45% per annum, with interest accruing beginning January 1, 2002, and the first payment commencing in February of 2002. The note is collateralized by certain powder coating, packaging, lab and related equipment. Contractually, the Company has twenty-nine months to pay back this note, based on a rate per kilogram of product shipped, with any remaining outstanding balance at June 1, 2005 becoming payable on demand. An estimated twelve months worth of payments are included in the current portion of the Company’s long-term debts.

In December 2000, the Company financed $486,000 in insurance premiums. The balance due on the note was $463,300 at December 31, 2000. The interest on the note was accrued at 8.53% per annum through September 2001. In September 2001, the interest rate was adjusted to the 30 Day LIBOR rate plus 1.84%. At December 31, 2001, the rate of interest on this note was 5.42%. At December 31, 2001, the balance due was $178,730 and monthly payments were approximately $26,000 through July 2002. The note was collateralized by a declining letter of credit to be reduced over the life of the obligation. In December 2002, the Company financed $595,000 in insurance premiums at 5.33% per annum through October 2003. The balance due on the note was $541,647 at December 31, 2002. The note is collateralized by a declining letter of credit to be reduced over the life of the obligation.

(8)	Lease Commitments

The Company leases its operating facilities under operating leases. Nanophase leases its Romeoville facility under an agreement whose initial term will expire in July 2006, with an option to extend the lease for two additional periods of five years each. The current monthly rent on this lease amounts to $24,100. Nanophase leases its Burr Ridge facility under an agreement whose initial term expired in September 1999. The Company has options to extend the lease for up to five additional one-year terms and is currently in the fourth additional one-year term, which expires in September 2003. The current monthly rent on this lease amounts to $9,255.

The following is a schedule of future minimum lease payments as required under the above operating leases:

Year ending December 31:
2003	$389,114
2004	301,605
2005	310,653
2006	184,347

Total minimum payments required:	$1,185,719

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

Rent expense, including real estate taxes, under these leases amounted to $516,352, $523,615, and $303,416, for the years ended December 31, 2002, 2001, and 2000, respectively.

During the years ended December 31, 2002 and 2001, the Company entered into capital leases for equipment. At December 31, 2002 and 2001, equipment under capital leases cost $203,444 and $138,437, respectively, with accumulated depreciation of $59,417 and $13,129, respectively. The following is a schedule of future minimum lease payments as required under the above capital leases:

Year ending December 31:
2003	$70,224
2004	46,423
2005	12,111

128,758

Less: Amount representing interest	(11,224)

Present value of net future minimum lease payments	117,534

Less: Current Portion	(62,099)

$55,435

(9)	Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2002	2001
Accrued payroll and related expenses	$445,970	$359,708
Accrued professional services	181,149	119,245
Other	361,881	253,474

	$989,000	$732,427

(10)	Research and Development Arrangements

The Company is party to a number of research and development arrangements with commercial entities, some of which provide revenues to the Company. These arrangements are generally short-term in nature and provided $0, $47,450, and $10,500 of revenues for the years ended December 31, 2002, 2001, and 2000, respectively.

(11)	License Agreements

The Company was granted a non-exclusive license by a third party to make, use, and sell products of the type claimed in two U.S. patents. In consideration for this license, the Company agreed to pay royalties of 1% of net sales, as defined, and made an advance royalty payment of $17,500. Royalties under this agreement amounted to approximately $37,000, $35,200, and $24,200 for the years ended December 31, 2002, 2001, and 2000, respectively

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

In December 1997, the Company entered into a license agreement whereby the Company granted a royalty-bearing exclusive right and license, as defined, to purchase, make, use and sell nanocrystalline materials to C. I. Kasei, a division of Itochu Corporation (“CIK”). Under this agreement, the Company also will earn royalties on net sales of manufactured products containing nanocrystalline materials. The agreement also provided for minimum sales targets and minimum royalty payments to maintain exclusivity. The agreement expires on March 31, 2013 unless earlier terminated as provided therein. The Company recorded royalty revenues, classified as “Other Revenue” on the Statements of Operations, under this agreement of $300,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

(12)	Income Taxes

The Company has net operating loss carryforwards for tax purposes of approximately $45,200,000 at December 31, 2002, which expire between 2005 and 2022.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes consist of the following:

	As of December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$17,612,000	$15,501,000

Foreign tax credit carryforward	246,000	186,000

Inventory and other allowances	281,000	256,000
Excess (tax) book depreciation	(32,000)	35,000
Other accrued costs	95,000	131,000

Total deferred tax assets	18,202,000	16,109,000

Less: Valuation allowance	(18,202,000)	(16,109,000)

Deferred income taxes	$—	$—

The valuation allowance increased $2,093,000 for the year ended December 31, 2002 due principally to the increase in the net operating loss carryforward and uncertainty as to whether future taxable income will be generated prior to the expiration of the carryforward period. Under the Internal Revenue Code, certain ownership changes, including the prior issuance of preferred stock and the Company’s public offering of common stock, may subject the Company to annual limitations on the utilization of its net operating loss carryforward.

As a result of certain transactions with third parties operating in foreign countries, the Company may be subject to the withholding and payment of foreign income taxes as transactions are completed. Under the Internal Revenue Code, foreign tax payments may be used to offset federal income tax liabilities when incurred, subject to certain limitations. At December 31, 2002, the Company has a foreign tax credit carryforward of $246,000.

(13)	Capital Stock

In October 1998, the Company declared a dividend of one Preferred Stock Purchase Right (a “Right”) for each outstanding share of Company common stock on November 10, 1998. The Rights are not presently

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

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

At December 31, 2002, 2,500 shares of authorized but unissued Preferred Stock have been reserved for future issuance regarding the Rights. In addition, 2,674,850 authorized but unissued shares of common stock have been reserved for future issuance upon exercise of stock options.

(14)	Stock Options, Warrants, and Stock Grants

The Company has entered into stock option agreements with certain officers, employees, directors and three Advisory Board members. At December 31, 2002, the Company had outstanding options to purchase 2,086,850 shares of common stock. The stock options generally expire ten years from the date of grant. Of the total number of options granted 796,621 of the outstanding options vest over a five-year period, 1,242,701 vest over a three-year period from their respective grant dates and 47,528 vest on the eighth anniversary following their grant date.

Exercise prices are determined by the Board of Directors and equal the estimated fair values of the Company’s common stock at the grant date. The table below summarizes all option activity through December 31, 2002:

	Number of Options	Exercise Price	Weighted Average Exercise Price
Outstanding at January 1, 2000	1,853,244	.112-5.750	2.911
Options granted during 2000	335,675	6.312-11.625	7.777
Options exercised during 2000	(444,569)	.432-5.750	2.591
Options canceled during 2000	(292,669)	1.727-7.687	3.732

Outstanding at December 31, 2000	1,451,681	.112-11.625	3.876

Options granted during 2001	482,200	7.062-12.250	9.075
Options exercised during 2001	(105,212)	.432-7.625	2.888
Options canceled during 2001	(13,443)	1.727-10.875	6.749

Outstanding at December 31, 2001	1,815,226	.112-12.250	5.293

Options granted during 2002	297,900	3.780-6.650	6.554
Options exercised during 2002	(20,296)	.112-3.886	2.195
Options canceled during 2002	(5,980)	3.813-12.250	8.485

Outstanding at December 31, 2002	2,086,850	.112-11.625	5.495

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

Information with respect to stock options outstanding and stock options exercisable at December 31, 2002 follows:

	Options Outstanding
	Number Outstanding at December 31, 2002	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
Range of Exercise Prices
$0.112-0.432	60,796	1.861	$0.356
$1.727-2.375	371,754	5.759	1.912
$2.813-3.886	561,935	5.023	3.556
$5.000-7.063	523,640	8.504	6.759
$7.625-11.625	568,725	7.724	9.136

	2,086,850

	Options Exercisable
	Number Exercisable at December 31, 2002		Weighted- Average Exercise Price
Range of Exercise Prices
$0.112-0.432	60,796		$0.356
$1.727-2.375	325,754		1.858
$2.813-3.886	421,153		3.579
$5.000-6.650	23,406		5.569
$7.063-11.625	355,395		8.186

	1,186,504		4.400

Option shares exercisable at December 31, 2001 and 2000, were 787,210 and 549,533 and had a weighted average exercise price of $3.390 and $2.765, respectively.

In connection with the issuance of Series C convertible preferred stock in 1993, the Company issued common stock purchase warrants for 662,287 shares at no additional cost to the Series C convertible preferred stockholders. At the Company’s initial public offering on November 26, 1997, all preferred stock shares were converted to common stock shares. These warrants had an exercise price of $1.123 per share and expired upon the tenth anniversary of issuance. For the year ended December 31, 1998, 232,490 warrants were converted to 162,868 shares of common stock. No warrants were converted in 1999. For the year ended December 31, 2000, 400,847 warrants were converted to common stock, of which 267,231 warrants were converted, via a cashless exchange into 238,963 shares of common stock, and 133,616 warrants were exercised for $150,000. No warrants were converted in 2001. For the year ended December 31, 2002, 28,950 warrants were converted into 28,950 shares of common stock and were exercised for $32,511. At December 31, 2002, there are no warrants outstanding and exercisable.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

For the year ended December 31, 2002, the Company recognized $82,550 in stock compensation expense related to the grant of 12,700 shares of stock to five directors. Also, in December of 2002, an officer of the Company resigned, however, her services have been retained on a consulting basis for one year. The terms of her consulting agreement allow for all stock options previously granted to remain in effect during the term of this agreement, subject to her complying with all her obligations under the agreement. Upon the end of the term, any stock options previously granted shall become fully vested and shall become exercisable in accordance with the applicable option grant agreement. Therefore, the Company is required to estimate the fair value of these options pursuant to accounting provided for under FASB No.123. The fair value of these options was estimated at December 6, 2002, the date the consulting agreement began thru March 30, 2004, the last date allowable to exercise these options. Using the Black-Scholes option pricing model to calculate the appropriate expense and the Company recorded $79,750 in deferred compensation cost of which $12,681 was recognized as compensation expense in December of 2002 with the remaining $67,069 to be expensed ratably in 2003. There is no cash impact to the Company with respect to this calculation, which is required under FAS No. 123. For the year ended December 31, 2001, the Company recognized $72,303 in stock compensation expense related to the grant of 6,805 shares of stock to five directors. For the year ended December 31, 2000, the Company recognized $62,873 in stock compensation expense related to the grant of 12,708 shares of stock to four directors.

(15)	401(k) Profit-Sharing Plan

The Company has a 401(k) profit-sharing plan covering substantially all employees who meet defined service requirements. The plan provides for deferred salary contributions by the plan participants and a maximum contribution by the Company not to exceed 3% of the participant’s salary. The Company contributions under this plan were $82,618, $81,579, and $42,026 for the years ended December 31, 2002, 2001, and 2000, respectively.

(16)	Related Party Transactions

The Company has terminated its consulting agreement with a director/stockholder in July 2002. Payments under this agreement were $2,000 per month. Dr. Richard W. Siegel remains a director of the Company.

(17)	Significant Customers and Contingencies

Revenue from two customers constituted approximately 72.6%and 6.8%, respectively, of the Company’s 2002 revenue. Amounts included in accounts receivable at the end of 2002 relating to these two customers were approximately $610,000 and $295,000, respectively. Revenue from these two customers constituted approximately 75.5% and 9.4%, respectively, of the Company’s 2001 revenue. Amounts included in accounts receivable at the end of 2001 relating to these two customers were approximately $719,000 and $307,000, respectively. Revenue from these two customers constituted approximately 68.5% and 10.0%, respectively, of the Company’s 2000 revenue. Amounts included in accounts receivable at the end of 2000 relating to these two customers were approximately $805,000 and $309,000, respectively. The Company currently has supply agreements with some of the aforementioned customers that have contingencies outlined in them which could potentially result in the license of technology and/or, as provided for in the supply agreement, as amended on March 17, 2003, with the Company’s largest customer, the sale of production equipment, providing capacity sufficient to meet the customer’s production needs, from the Company to the customer, if triggered by the Company’s failure to meet certain performance requirements and/or certain financial condition covenants. The financial condition covenants included in the Company’s supply agreement with its largest customer “triggers” a technology transfer (license or, optionally, an equipment sale) in the event (a) that earnings of the Company for a

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

twelve month period ending with its most recently published quarterly financial statements are less than zero and its cash, cash equivalents and liquid investments are less than $2,000,000, (b) of an acceleration of any debt maturity having a principal amount of more than $10,000,000 or (c) the Company’s insolvency, as further defined within the agreement. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at 115% of the equipment’s net book value. The $2,000,000 “trigger” referenced above was recently reduced from $4,000,000 pursuant to an amendment to the supply agreement with the Company’s largest customer.

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

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

(18)	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Total revenue	$1,407,683	$1,661,846	$1,253,410	$1,078,276
Loss from operations	(1,496,241)	(1,225,996)	(1,020,593)	(1,378,022)
Net loss	(1,494,695)	(1,252,698)	(995,785)	(1,412,059)
Basic and diluted loss per share	(0.11)	(0.09)	(0.07)	(0.09)

2001
Total revenue	$671,244	$1,049,379	$1,080,225	$1,254,640
Loss from operations	(1,563,752)	(1,260,884)	(1,479,660)	(1,947,146)
Net loss	(1,330,963)	(1,136,720)	(1,376,032)	(1,896,528)
Basic and diluted loss per share	(0.10)	(0.08)	(0.10)	(0.14)

(19)	Contingent Liabilities

In 1998, Harbour Court LPI, a small stockholder of the Company, sued the Company, certain of its current and former officers and the underwriters of the Company’s initial public offering of common stock (the “IPO”) in the Northern District of Illinois. The complaint alleged that the defendants had violated the federal Securities Exchange Act of 1934 by making supposedly fraudulent material misstatements and omissions of fact in connection with soliciting consents to the IPO from certain of the Company’s preferred stockholders. The supposed misrepresentations concerned purported mischaracterization of revenue that the Company received from its then-largest customer. The complaint further alleged that the suit should be maintained as a plaintiff class action on behalf of certain former preferred stockholders whose shares of preferred stock were converted into common stock on or about the date of the IPO. The complaint sought relief including unquantified compensatory damages and attorneys’ fees. In September 2000, each defendant answered the complaint, denying all wrongdoing. Following certain discovery, the Company agreed to settle all claims against all defendants for $800,000, plus up to an additional $50,000 for the cost of settlement notices and administration. The settlement did not admit liability by any party. The Court ordered final approval of the settlement in January 2002 and concurrently dismissed the complaint with prejudice. In January 2003, the Court approved interim payment to plaintiffs of $17,102 in settlement administration costs. Because both the settlement and the settlement administration costs were funded by the Company’s directors and officers liability insurance, neither the settlement nor the settlement administration costs payment have had a material adverse effect on the Company’s financial position or results of operations.

In November 2001, George Tatz, a purchaser of 200 shares of the Company’s common stock, sued the Company and Joseph Cross, its president and CEO, in the United States District Court for the Northern District of Illinois. The complaint alleged that defendants violated the federal Securities Exchange Act of 1934 by making supposedly fraudulent material misstatements and omissions of fact in connection with the Company’s public disclosures, including certain press releases, concerning the Company’s dealings with Celox, a British customer. The complaint further alleged that the action should be maintained as a plaintiff class action on behalf of certain persons who purchased shares of the Company’s common stock from April 5, 2001 through October 24, 2001. The complaint sought relief including unquantified compensatory damages, attorneys’ and expert witness’ fees. In March 2002, plaintiff filed an amended

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

complaint, alleging that the Company and four of its officers (Joseph Cross; Daniel Bilicki, its vice president of sales and marketing; Jess Jankowski, its acting chief financial officer; and Gina Kritchevsky, its then-current chief technology officer) are liable under the federal Securities Exchange Act of 1934 for making supposedly fraudulent material misstatements and omissions of fact in connection with the Company’s press releases, publicly-filed reports and other public disclosures concerning the Company’s relationship with Celox and the Company’s purportedly improper booking, and later reversal, of $400,000 in revenue from a one-time sale to that customer treated as a bill and hold transaction. The amended complaint alleges the same putative class and seeks the same relief as in plaintiff’s initial complaint. Defendants moved to dismiss the amended complaint in April 2002. In October 2002, the Court denied defendants’ motion, finding that plaintiff’s 40-page amended complaint asserted sufficient allegations to permit the case to proceed. In November 2002, defendants answered the amended complaint, denying all wrongdoing. Thereafter, the parties began discovery which currently continues. Plaintiff’s motion for class certification has been fully briefed. However, the Court has not yet ruled on that motion nor has the Court indicated when it anticipates ruling. Although the Company believes that the allegations of the amended complaint are without merit, it is not feasible to predict at this time the ultimate outcome of this litigation or whether its resolution could have a material adverse effect on the Company’s results of operations or financial condition.

Schedule II

Valuation and Qualifying Accounts

Description	Balance Beginning of Period	Additions		Deductions		Balance at End of Period
		Costs and Expenses	Other Accounts
Year ended December 31, 2000:
Allowance for doubtful accounts	$120,000	$—	$—	$38,550	(1)	$81,450

Allowance for excess inventory quantities accounts	$260,214	$—	$—	$168,627	(2)	$91,587

Deferred tax asset valuation account	$9,593,000	$3,496,000	$—	$—		$13,089,000

Year ended December 31, 2001:
Allowance for doubtful accounts	$81,450	$—	$—	$56,450		$25,000

Allowance for excess inventory quantities accounts	$91,587	$631,002	$—	$91,587	(2)	$631,002

Deferred tax asset valuation account	$13,089,000	$3,020,000	$—	$—		$16,109,000

Year ended December 31, 2002:
Allowance for doubtful accounts	$25,000	$—	$—	$—		$25,000

Allowance for excess inventory quantities accounts	$631,002	$55,096	$—	$28,834	(2)	$657,264

Deferred tax asset valuation account	$16,109,000	$2,093,000	$—	$—		$18,202,000

(1) Uncollectible accounts written off.

(2) Reduction in inventory allowance as a result of the disposal or sale of inventories for which an allowance had previously been provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2003.

NANOPHASE TECHNOLOGIES CORPORATION

By:	/s/ Joseph Cross
Joseph Cross President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 2003.

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

CERTIFICATIONS

Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Joseph Cross, certify that:

1. I have reviewed this annual report on Form 10-K (the “Report”) of Nanophase Technologies Corporation;

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

Date: March 31, 2003

/s/ Joseph Cross

Joseph Cross

Chief Executive Officer

Certification of the Chief Executive Officer Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

In connection with this annual report on Form 10-K (the “Report”) of Nanophase Technologies Corporation (the “Company”), I, Joseph Cross, Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: March 31, 2003

/s/ Joseph Cross

Joseph Cross

Chief Executive Officer

Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jess Jankowski, certify that:

1. I have reviewed this annual report on Form 10-K (the “Report”) of Nanophase Technologies Corporation;

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

Date: March 31, 2003

/s/ Jess Jankowski

Jess Jankowski

Acting Chief Financial Officer

Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with this annual report on Form 10-K (the “Report”) of Nanophase Technologies Corporation (the “Company”), I, Jess Jankowski, Acting Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: March 31, 2003

/s/ Jess Jankowski

Jess Jankowski

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

10.9	Lease Agreement between the Village of Burr Ridge and the Company, dated September 15, 1994, incorporated by reference to Exhibit 10.12 to the IPO S-1.

10.10	Distribution Agreement between the Company and C.I. Kasei, Ltd., (a subsidiary of Itochu Corporation) dated as of October 30, 1996, incorporated by reference to Exhibit 10.15 to the IPO S-1.

10.11	Supply Agreement between the Company and Schering-Plough HealthCare Products, Inc. dated as of March 15, 1997, incorporated by reference to Exhibit 10.17 to the IPO S-1.

10.12	License Agreement between the Company and C.I. Kasei Co., Ltd. (a subsidiary of Itochu Corporation) dated as of December 30, 1997, incorporated by reference to Exhibit 10.17 to the 1997 10-K.

10.13*	Employment Agreement dated as of November 9, 1999 between the Company and Joseph Cross, incorporated by reference to Exhibit 10.15 to the 1999 10-K.

10.14*	Employment Agreement dated as of February 15, 1999 between the Company and Gina Kritchevsky, incorporated by reference to Exhibit 10.18 to the 1998 10-K.

10.15*	Employment Agreement dated as of March 15, 1999 between the Company and Daniel S. Bilicki, incorporated by reference to Exhibit 10.19 to the 1998 10-K.

10.16*	Employment Agreement dated as of June 1, 1999 between the Company and Donald Freed incorporated by reference to Exhibit 10.19 to the 1999 10-K.

10.17*	Form of Options Agreement under the Stock Option Plan, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-53445).

10.18**	Zinc Oxide Supply Agreement dated as of September 16, 1999 between the Company and BASF Corporation, as assignee, incorporated by reference to Exhibit 10.22 to the 1999 10-K.

10.19*

Employment Agreement dated as of November 2, 2000 between the Company and Robert Haines, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K).

10.20	Lease Agreement between Centerpointe Properties Trust and the Company, dated June 15, 2000, incorporated by reference to Exhibit 10.23 to the 2000 10-K.

Exhibit Number

10.21***	Amendment No. 1 to Zinc Oxide Supply Agreement dated as of January, 2001 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.24 to the 2000 10-K.

10.22	Promissory Note dated as of September 14, 2000 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.25 to the 2000 10-K.

10.23***

Cooperation Agreement dated June 24, 2002 between the Company and Rodel, Inc., incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.24*	Consulting Agreement dated December 12, 2002 between the Company and Dr. Gina Kritchevsky.

10.25	First Amendment to Promissory Note dated as of March 11, 2003 between the Company and BASF Corporation.

10.26	Amendment No. 2. to Zinc Oxide Supply Agreement dated as of March 17, 2003 between the Company and BASF Corporation.

10.27*	Employment Agreement dated March 24, 2003 between the Company and Mr. Edward G. Ludwig, Jr.

11	Statement regarding computation of loss per share.

23.1	Consent of McGladrey & Pullen, LLP.

23.2	Consent of Ernst & Young, LLP.

*	Management contract or compensatory plan or arrangement.

**	Confidentiality previously requested for portions of this agreement. The Company has disclosed that such agreement is with BASF Corporation, as assignee.

***	Confidentially Requested, confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.