Form 10-Q
period 2003-03-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2003-05-15
CIK 883107

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

          THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:   March 31, 2003

Commission File Number:   0-22333

Nanophase Technologies Corporation

(Exact name of registrant as specified in its charter)

Delaware	36-3687863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1319 Marquette Drive, Romeoville, Illinois 60446

(Address of principal executive offices, and zip code)

Registrant’s telephone number, including area code: (630) 771-6708

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 13, 2003, there were outstanding 15,181,491 shares of Common Stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED MARCH 31, 2003

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$356,191	$445,684
Investments	5,883,618	7,062,808
Trade accounts receivable, less allowance for doubtful accounts of $25,000 at March 31, 2003 and December 31, 2002	1,104,243	941,335
Other receivable	20,850	16,790
Inventories, net	724,288	981,834
Prepaid expenses and other current assets	594,373	747,042

Total current assets	8,683,563	10,195,493
Equipment and leasehold improvements, net	9,169,264	9,433,237
Other assets, net	454,748	384,240

	$18,307,575	$20,012,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debts	$848,496	$1,283,554
Current portion of capital lease obligations	61,368	62,099
Accounts payable	554,865	480,789
Accrued expenses	815,896	989,000

Total current liabilities	2,280,625	2,815,442

Long-term debt, less current maturities	505,732	309,128
Long-term portion of capital lease obligations, less current maturities	39,576	55,435

	545,308	364,563

Contingent liabilities:	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 15,162,227 and 15,137,877 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	151,622	151,379
Additional paid-in capital	56,732,103	56,658,080
Deferred stock compensation	(55,941)	(67,069)
Accumulated deficit	(41,346,142)	(39,909,425)

Total stockholders’ equity	15,481,642	16,832,965

	$18,307,575	$20,012,970

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2003	2002
Revenue:
Product revenue	$1,350,338	$1,313,577
Other revenue	313,744	94,106

Total revenue	1,664,082	1,407,683

Operating expense:
Cost of revenue	1,546,722	1,295,024
Research and development expense	461,537	523,685
Selling, general and administrative expense	1,076,709	1,085,215

Total operating expense	3,084,968	2,903,924

Loss from operations	(1,420,886)	(1,496,241)
Interest income	22,064	28,136
Interest expense	(30,395)	(27,490)
Other, net	—	900

Loss before provision for income taxes	(1,429,217)	(1,494,695)
Provision for income taxes	(7,500)	—

Net loss	$(1,436,717)	$(1,494,695)

Net loss per share—basic and diluted	$(0.09)	$(0.11)

Weighted average number of commonshares outstanding	15,161,686	13,725,801

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2003	2002
Operating activities:
Net loss	$(1,436,717)	$(1,494,695)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	359,364	266,315
Allowance for excess inventory quantities	(1,933)	41,072
Stock compensation expense	11,128	—
Changes in assets and liabilities related to operations:
Trade accounts receivable	(241,381)	(31,363)
Other receivable	(4,060)	(3,288)
Inventories	293,313	113,093
Prepaid expenses and other assets	157,901	(25,405)
Accounts payable	249,662	101,013
Accrued liabilities	(257,982)	119,619

Net cash (used in) operating activities	(870,705)	(913,639)

Investing activities:
Acquisition of equipment and leasehold improvements	(95,311)	(172,828)
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	(200,362)	(833,824)
Purchases of held-to-maturity investments	(15,844,782)	(28,551,400)
Maturities of held-to-maturity investments	17,023,972	30,209,052

Net cash provided by investing activities	883,517	651,000

Financing activities:
Principal payment on debt obligation, including capital leases	(176,571)	(129,749)
Proceeds from sale of common stock, net, and exercise of stock options	74,266	97,773

Net cash (used in) financing activities	(102,305)	(31,976)

(Decrease) in cash and cash equivalents	(89,493)	(294,615)
Cash and cash equivalents at beginning of period	445,684	582,579

Cash and cash equivalents at end of period	$356,191	$287,964

Supplemental cash flow information:
Interest paid	$30,395	$27,490

Supplemental non-cash investing activities:
Accounts receivable paid through offset of long-term debt	$78,473	$—

Accounts payable incurred for the purchase of equipment and leasehold improvements	$24,776	$146,258

Accrual related to asset retirement obligation	$82,000	$—

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (the “Company”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

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

Revenue from international sources approximated $318,000 and $172,000 for the three months ended March 31, 2003 and 2002, respectively.

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

(4) Inventories

Inventories consist of the following:

	March 31, 2003	December 31, 2002
Raw materials	$438,620	$489,730
Finished goods	940,999	1,149,368

	1,379,619	1,639,098

Allowance for excess inventory quantities	(655,331)	(657,264)

	$724,288	$981,834

(5) Employee Stock Options

During the three months ended March 31, 2003, 24,350 shares of Common Stock were issued in the form of an annual restricted stock grant to the Company’s outside directors, compared to 20,425 shares of Common Stock in the same period in 2002, of which 12,700 shares related to the previously discussed annual restricted stock grant and 7,725 shares being issued pursuant to option exercises.

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

Pro forma information regarding net income is required by FASB No. 123, which also requires that the information be determined as if the Company had accounted for the employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2003 and 2002:

The Black-Scholes option pricing model:

	March 31, 2003	March 31, 2002
U.S. Government zero coupon 7-year bond interest rates:	3.34%	5.14%

Dividend yield:	0.00%	0.00%

Weighted-average expected life of the option:	7 years	7 years

Volatility factors:	59.25%	74.01%

Weighted-average fair value of the options granted:	$2.254	$4.837

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the respective option. Because FASB No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma impact was not fully reflected until 2002. The pro-forma impact for the three months ended March 31, 2003 and 2002 shown is meant to approximate the effects of the expensing of stock options.

The following table illustrates the effect on net loss and loss per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

	March 31, 2003	March 31, 2002
Net Loss:
As reported	($1,436,717)	($1,494,695)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(505,258)	(569,265)

Pro forma net loss	(1,941,975)	(2,063,960)

Loss per share:
Basic—As reported	(0.09)	(0.11)
Basic—Proforma	(0.13)	(0.15)
Diluted—As reported	(0.09)	(0.11)
Diluted—Proforma	(0.13)	(0.15)

(6) Significant Customers and Contingencies

Revenue from three customers constituted approximately 67.0%, 18.8%, and 12.6%, respectively, of the Company’s total revenue for the three months ended March 31, 2003. Amounts included in accounts receivable at March 31, 2003 relating to these three customers were approximately $438,000, $522,000, and $159,000, respectively. Revenue from these three customers constituted approximately 70.7%, 9.4%, and 1% respectively, of the Company’s total revenue for the three months ended March 31, 2002. Amounts included in accounts receivable at March 31, 2002 relating to these three customers were approximately $553,000, 384,000, and $2,000, respectively. The Company currently has supply agreements with two of the aforementioned customers that have contingencies outlined in them which could potentially result in the license of technology and/or, as provided for in the supply agreement, as amended on March 17, 2003, with the Company’s largest customer, the sale of production equipment, providing capacity sufficient to meet the customer’s production needs, from the Company to the customer, if triggered by the Company’s failure to meet certain performance requirements and/or certain financial condition covenants. The financial condition covenants included in the Company’s supply agreement with its largest customer “triggers” a technology transfer (license or, optionally, an equipment sale) in the event (a) that earnings of the Company for a twelve month period ending with its most recently published quarterly financial statements are less than zero and its cash, cash equivalents and liquid investments are less than $2,000,000, (b) of an acceleration of any debt maturity having a principal amount of more than $10,000,000 or (c) the Company’s insolvency, as further defined within the agreement. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at 115% of the equipment’s net book value. The $2,000,000 “trigger” referenced above was recently reduced from $4,000,000 pursuant to an amendment to the supply agreement with the Company’s largest customer.

The Company believes that it has complied with all contractual requirements and that it has not had a “triggering event”. The Company further believes that the proceeds of the May 29, 2002 private placement provide sufficient cash balances to avoid the first triggering event referenced above through at least December 31, 2003. If a triggering event were to occur and our largest customer elected to proceed with the transfer and related sale mentioned above, the Company would receive royalty payments from its customer for products sold using our technology; however, the Company would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that would be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by the Company’s agreement with the customer. This shortfall might put the Company in a position where it would be difficult to secure additional funding given an already tenuous cash position. Such an event would also result in the loss of many of the Company’s key staff and line employees due to economic realities. The Company believes that its employees are a critical component of its success and would be difficult to replace and train quickly. Given the occurrence of such an event, the Company might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on the Company.

(7) Contingent Liabilities

In 1998, Harbour Court LPI, a small stockholder of the Company, sued the Company in the United States District Court for the Northern District of Illinois. The complaint alleged that the Company, certain of its officers and directors, and the underwriters of the Company’s initial public offering of common stock (the “Offering”) had violated the federal Securities Exchange Act of 1934 by making supposedly fraudulent material misstatements of fact in connection with soliciting consents to proceed with the Offering from certain of the Company’s preferred stockholders. The supposed misrepresentations concerned purported mischaracterization of revenue that the Company received from its then-largest customer. The complaint further alleged that the action should be maintained as a plaintiff class action on behalf of certain former preferred stockholders whose shares of preferred stock were converted into common stock on or about the date of the Offering. The complaint sought unquantified compensatory damages and attorneys’ fees. In September 2000, each defendant answered the complaint, denying all wrongdoing. Following certain discovery, the Company agreed to settle all claims against all defendants for $800,000, plus up to an additional $50,000 for the cost of settlement notices and administration. The settlement did not admit liability by any party. The Court ordered final approval of the settlement in January 2002 and concurrently dismissed the complaint with prejudice. In January 2003, the Court approved interim payment to plaintiffs of $17,102 in settlement administration costs. Because both the settlement and the settlement administration costs were funded by the Company’s directors and officers liability insurance, neither the settlement nor the settlement administration costs payment have had a material adverse effect on the Company’s financial position or results of operations.

In November 2001, George Tatz, a purchaser of 200 shares of the Company’s common stock, filed a separate complaint in the United States District Court for the Northern District of Illinois against the Company and Joseph Cross, its president and CEO. The complaint alleged that defendants violated the federal Securities Exchange Act of 1934 by making supposedly fraudulent material misstatements of fact in connection with the Company’s public disclosures, including certain press releases, concerning the Company’s dealings with Celox, a British customer. The complaint further alleged that the action should be maintained as a plaintiff class action on behalf of certain persons who purchased shares of the Company’s common stock from April 5, 2001 through October 24, 2001. The complaint sought relief including unquantified compensatory damages, attorneys’ and expert witness’ fees. In March 2002, plaintiff filed an amended complaint, alleging that the Company and four of its current or former officers (Joseph Cross; Daniel Bilicki, its vice president of sales and marketing; Jess Jankowski, its acting chief financial officer; and Gina Kritchevsky, its former chief technology officer) are liable under the federal Securities Exchange Act of 1934 for making supposedly fraudulent material misstatements and omissions of fact in connection with the Company’s press releases, publicly-filed reports and other public disclosures concerning the Company’s relationship with Celox and the Company’s purportedly improper booking, and later reversal, of $400,000 in revenue from a one-time sale to Celox treated as a bill and hold transaction. The amended complaint alleges the same putative class and seeks the same relief as in plaintiff’s initial complaint. Defendants moved to dismiss the amended complaint in April 2002. In October 2002, the Court denied defendants’ motion, finding that plaintiff’s 40-page amended complaint asserted sufficient allegations to permit the case to proceed. Defendants filed their answer to the amended complaint in November 2002, denying all wrongdoing, and the parties began discovery which currently continues. In December 2002, plaintiff filed his motion for class certification, briefing on which was completed in March 2003. The Court has not yet ruled on the class certification motion nor has the Court indicated when it anticipates ruling. Although the Company believes that the allegations of the amended complaint are without merit, it is not feasible for the Company to predict at this time the ultimate outcome of this litigation or whether its resolution could have a material adverse effect on the Company’s results of operations or financial condition.

(8) Recent Accounting Pronouncements

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as a component of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted the statement as of January 1, 2003 and recorded an asset retirement obligation relating to the potential removal of leasehold improvements in accordance with the Company’s existing leases at an estimated fair value of $82,000. The implementation of this standard resulted in $2,878 in amortization expense and $9,599 in accretion expense for the three months ended March 31, 2003. After the recognition of the first quarter 2003 accretion, the net balance of this obligation amounted to $72,401 at March 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

From its inception in November 1989 through December 31, 1996, the Company was in the development stage. During that period, the Company primarily focused on the development of its manufacturing processes in order to transition from laboratory-scale to commercial-scale production. As a result, the Company developed an operating capacity to produce significant quantities of its nanocrystalline materials for commercial sale. The Company was also engaged in the development of commercial applications and formulations and the recruiting of marketing, technical and administrative personnel. Since January 1, 1997, the Company has been engaged in commercial production and sales of its nanocrystalline materials, and the Company no longer considers itself in the development stage. From inception through March 31, 2003, the Company was primarily capitalized through the private offering of approximately $25.8 million of equity securities and its initial public offering of $28.8 million of Common Stock in November of 1997 and $6.2 million of Common Stock in a private placement offering in May of 2002, each net of issuance costs. The Company has incurred cumulative losses of $41.3 million from inception through March 31, 2003.

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

Revenue Recognition. Product revenue consists of sales of product that are recognized when realized and earned. This occurs when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Other revenue consists of revenue from research and development arrangements with non-governmental entities, fees from the transfer of technology and, principally, for the quarter ended March 31, 2003 the sale of equipment discussed below as well as related royalties, with similar royalties being reflected in the quarter ended March 31, 2002. For the quarter ended March 31, 2003, the Company recognized the sale of production equipment that was designed and built by the Company. These types of equipment sales occur on occasion and are also treated as other revenue. This transaction is discussed in further detail below. Research and development arrangements include both cost-plus and fixed fee agreements and such revenue is recognized when specific milestones are met under the arrangements. Fees related to the transfer of technology are recognized when the transfer of technology to the acquiring party is completed and the Company has no further significant obligation. Royalties are recognized when earned pursuant to the contractual arrangement.

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

Trade Receivables. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Results of Operations

Total revenue increased to $1,664,082 for the three months ended March 31, 2003, compared to $1,407,683 for the same period in 2002. The increase in total revenue was primarily attributed to growth with existing customers and revenue from a new customer. Product revenue increased to $1,350,338 for the three months ended March 31, 2003, compared to $1,313,577 for the same period in 2002. Other revenue increased to $313,744 for the three-month period ended March 31, 2003, compared to $94,106 for the same period in 2002. The majority of the revenue generated during the three months ended March 31, 2003 was from customers in the healthcare and Chemical Mechanical Planarization (CMP) markets. Other revenue in the amount of $226,450 was recognized relating to the sale of production equipment to the Company’s Japanese licensee that was designed and built by the Company. These types of equipment sales occur on occasion and are treated as other revenue.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $1,546,722 for the three months ended March 31, 2003, compared to $1,295,024 for the same period in 2002. The increase in cost of revenue was generally attributed to increased revenue volume and increased depreciation expense resulting from the completion, and placement in service of the Company’s build out of its manufacturing and powder coating facilities, and increased facility costs, somewhat offset by efficiencies in the manufacture of the Company’s products. Cost of revenue as a percentage of total revenue increased from 92% for the three months ended March 31, 2002 to 93% for the three months ended March 31, 2003, due primarily to the effects of the previously discussed completion, and additional depreciation expense recorded by the placement in service of the Company’s build out of its manufacturing and powder coating facilities. Management expects gross margins, taken for the year as a whole, to be positive. The extent to which the Company’s margins remain positive, as a percentage of revenue, will be dependent upon revenue mix, revenue volume, and the Company’s ability to continue to cut costs.

Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with the Company’s development or acquisition of new product applications and coating formulations and the cost of enhancing the Company’s manufacturing processes. The Company is currently engaged in research to enhance its ability to disperse its material in a variety of organic and inorganic media for use as coatings and polishing materials. Recently, the Company has demonstrated the capability to produce pilot quantities of mixed-metal oxides in a single crystal phase. This development has been driven largely by customer demand. Management is now working on several related commercial applications. This technique should not be difficult to scale to large quantity commercial volumes once application viability and firm demand are established. The Company also has an ongoing advanced engineering effort that is primarily focused on the development of new nanomaterials as well as the refinement of existing nanomaterials. Research and development expense decreased to $461,537 for the three months ended March 31, 2003, compared to $523,685 for the same period in 2002. The decrease in research and development expense was primarily attributed to bonuses accrued for the three months ended March 31, 2002 being higher than bonuses being accrued for the same period in 2003 and one less employee between the same two periods.

Selling, general and administrative expense decreased to $1,076,709 for the three-month period ended March 31, 2003, compared to $1,085,215 for the same period in 2002. The net decrease was primarily attributed to decreased director compensation due to recognition of this expense in a lump sum, when it was paid in January, 2002 and additionally as a monthly accrual throughout 2002. This treatment effectively resulted in twice as much total director compensation expense being recognized in 2002, the year of the change in recording convention, than in 2003. These decreases were somewhat offset by increases in business insurance and legal expenses relating to the Company’s current securities litigation.

Interest income decreased to $22,064 for the three-month period ended March 31, 2003, compared to $28,136 for the same period in 2002. This decrease was primarily due to reduced investment yields.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and investments amounted to $6,239,809 at March 31, 2003, compared to $7,508,492 at December 31, 2002. The net cash used in the Company’s operating activities was $870,705 for the three months ended March 31, 2003, compared to $913,639 for the same period in 2002. Net cash provided by investing activities, which is due to maturities of securities offset somewhat by capital expenditures and purchases of securities, amounted to $883,517 and $651,000 for the three months ended March 31, 2003 and 2002, respectively. Capital expenditures, primarily related to the continued build out of the Company’s pilot plant manufacturing facility within its Romeoville, Illinois facility and further expansion of the Company’s existing manufacturing facilities and the purchase of related operating equipment, amounted to $95,311 and $172,828 for the three months ended March 31, 2003 and 2002, respectively. Net cash used in financing activities, which related to principal payments on debt and capital lease obligations and accounts payable incurred for the purchase of equipment and leasehold improvements, somewhat offset by the issuance of shares of Common Stock pursuant to the exercise of options, amounted to $102,305 for the three-month period ended March 31, 2003, compared to $31,976 for the same period in 2002.

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

The Company’s supply agreement with its largest customer contains several financial covenants which could potentially impact the Company’s liquidity. The most restrictive financial covenants under this agreement require the Company to maintain a minimum of $2.0 million in cash and investments, and no more than $10.0 million in debt, in order to avoid an event which could trigger a transfer of technology and equipment to the Company’s largest customer in the event that the Company’s cash, cash equivalents and investment balances drop below $2.0 million. The Company had approximately $6.2 million in cash and investments and debt of less than $1.5 million at March 31, 2003. Management expects that the proceeds received from the May, 2002 private placement offering should be sufficient to enable the Company to comply with these financial covenants through at least December 31, 2003. This supply agreement and its covenants are more fully described in Note 6 of the Company’s financial statements.

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

At March 31, 2003, the Company had a net operating loss carryforward of approximately $46.6 million for income tax purposes. Because the Company may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2023. As a result of the annual limitation, a portion of this carryforward may expire before ultimately becoming available to reduce income tax liabilities. At March 31, 2003, the Company also had a foreign tax credit carryforward of $253,500, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire at various dates between 2017 and 2023 if not utilized before that date.

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

Item 4. Controls and Procedures

Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management, necessarily, was required to apply its judgment in evaluating the cost-benefit relationship relating to possible controls and procedures. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7 to the Financial Statements for additional information.

Item 2. Changes in Securities and Use of Proceeds

On November 26, 1997 the Company’s Registration Statement on Form S-1 (File No. 333-36937) relating to the Company’s initial public offering of common stock (the “Offering”) was declared effective by the Securities and Exchange Commission. The market price established for the Company’s initial public offering was $8.00 per share. On May 29, 2002, the Company issued 1,370,000 shares of common stock in a private placement offering, taken collectively with the Company’s November 26, 1997 Offering as “the Offerings.” Since November 26, 1997, of its $35,033,231 of net proceeds from the Offerings, the Company has used approximately $9,843,000 for capital expenditures primarily related to the further expansion of the Company’s existing manufacturing facility and the purchase of operating equipment and approximately $18,951,000 for working capital and other general corporate purposes. The remainder of the net proceeds has been invested by the Company, pending its use, in short-term, investment grade, interest-bearing obligations.

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

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits.

Exhibit 99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 99.2	Certification of the Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

B.  Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: May 15, 2003	By:	/S/ JOSEPH E. CROSS
Joseph E. Cross President, Chief Executive Officer (principal executive officer) and a Director

Date: May 15, 2003	By:	/S/ JESS JANKOWSKI Jess Jankowski Acting Chief Financial Officer, Vice President, Corporate Controller, Treasurer and Secretary (principal financial and chief accounting officer)

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

Date: May 15, 2003

/S/ JOSEPH E. CROSS Joseph E. Cross Chief Executive Officer

Certification of the Chief Financial Officer

Pursuant to Section 302

of the Sarbanes-Oxly Act of 2002

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

Date: May 15, 2003

/s/    JESS A. JANKOWSKI

Jess A. Jankowski

Acting Chief Financial Officer