Form 10-Q
period 2003-06-30
NANOPHASE TECHNOLOGIES CORPORATION
filed 2003-08-13
CIK 883107

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒            No  ☐

As of August 13, 2003, there were outstanding 15,254,943 shares of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED JUNE 30, 2003

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$615,135	$445,684
Investments	4,831,763	7,062,808
Trade accounts receivable, less allowance for doubtful accounts of $25,000 at June 30, 2003 and December 31, 2002	830,162	941,335
Other receivable, net	65,386	16,790
Inventories, net	837,510	981,834
Prepaid expenses and other current assets	443,986	747,042

Total current assets	7,623,942	10,195,493
Equipment and leasehold improvements, net	8,866,720	9,433,237
Other assets, net	468,938	384,240

	$16,959,600	$20,012,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$707,903	$1,283,554
Current portion of capital lease obligations	62,739	62,099
Accounts payable	644,096	480,789
Accrued expenses	922,113	989,000

Total current liabilities	2,336,851	2,815,442

Long-term debt, less current maturities	447,662	309,128
Long-term portion of capital lease obligations, less current maturities	23,371	55,435

	471,033	364,563

Contingent liabilities	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 15,254,943 and 15,137,877 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	152,549	151,379
Additional paid-in capital	56,952,308	56,658,080
Deferred stock compensation	(44,813)	(67,069)
Accumulated deficit	(42,908,328)	(39,909,425)

Total stockholders’ equity	14,151,716	16,832,965

	$16,959,600	$20,012,970

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenue:
Product revenue	$1,220,639	$1,516,197	$2,570,977	$2,829,773
Other revenue	86,897	145,649	400,640	239,755

Total revenue	1,307,536	1,661,846	2,971,617	3,069,528

Operating expense:
Cost of revenue	1,234,248	1,401,696	2,780,970	2,696,720
Research and development expense	510,198	480,042	971,736	1,003,726
Selling, general and administrative expense	1,103,040	1,006,104	2,179,748	2,091,319

Total operating expense	2,847,486	2,887,842	5,932,454	5,791,765

Loss from operations	(1,539,950)	(1,225,996)	(2,960,837)	(2,722,237)
Interest income	19,325	33,041	41,389	61,177
Interest expense	(34,060)	(28,792)	(64,455)	(56,282)
Other, net	—	(951)	—	(50)

Loss before provision for income taxes	(1,554,685)	(1,222,698)	(2,983,903)	(2,717,392)
Provisions for income taxes	(7,500)	(30,000)	(15,000)	(30,000)

Net loss	$(1,562,185)	$(1,252,698)	$(2,998,903)	$(2,747,392)

Net loss per share—basic and diluted	$(0.10)	$(0.09)	$(0.20)	$(0.20)

Weighted average number of common shares outstanding	15,204,454	14,232,786	15,183,189	13,980,694

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2003	2002
Operating activities:
Net loss	$(2,998,903)	$(2,747,392)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	748,777	569,170
Amortization of deferred stock compensation	22,256	—
Allowance for excess inventory quantities	(41,381)	25,019
Changes in assets and liabilities related to operations:
Trade accounts receivable	(3,840)	69,803
Other receivable	(48,596)	(6,557)
Inventories	185,705	154,434
Prepaid expenses and other assets	276,708	54,783
Accounts payable	358,710	62,261
Accrued liabilities	(151,870)	491,243

Net cash (used in) operating activities	(1,652,434)	(1,327,236)

Investing activities:
Acquisition of equipment and leasehold improvements	(150,668)	(573,964)
Payment of accounts payables incurred for the purchase of equipment and leasehold improvements	(200,362)	(833,824)
Purchases of held-to-maturity investments	(29,978,651)	(55,698,953)
Maturities of held-to maturity investments	32,209,696	52,366,052

Net cash provided by (used in) investing activities	1,880,015	(4,740,689)

Financing activities:
Principal payment on debt obligations, including capital leases	(353,528)	(305,758)
Proceeds from sale of common stock, net, and exercise of stock options	295,398	6,322,069

Net cash (used in) provided by financing activities	(58,130)	6,016,311

Increase (decrease) in cash and cash equivalents	169,451	(51,614)
Cash and cash equivalents at beginning of period	445,684	582,579

Cash and cash equivalents at end of period	$615,135	$530,965

Supplemental cash flow information:
Interest paid	$64,455	$56,282

Income taxes paid	$30,000	$30,000

Supplemental non-cash investing activities:
Accounts receivable paid through offset of long-term debt	$115,013	—

Capital lease obligations incurred for use of equipment	—	$40,755

Accounts payable incurred for the purchase of equipment and leasehold improvements	$4,959	$123,056

Accrual related to asset retirement obligation	$82,000	—

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (the “Company”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

Revenue from international sources approximated $489,000 and $303,000 for the six months ended June 30, 2003 and 2002, respectively.

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

(4) Inventories

Inventories consist of the following:

	June 30, 2003	December 31, 2002
Raw materials	$425,089	$489,730
Finished goods	1,028,304	1,149,368

	1,453,393	1,639,098
Allowance for excess inventory quantities	(615,883)	(657,264)

	$837,510	$981,834

(5) Asset Retirement Obligations

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as a component of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted the statement as of January 1, 2003 and recorded an asset retirement obligation relating to the potential removal of leasehold improvements in accordance with the Company’s existing leases at an estimated fair value of $82,000. The implementation of this standard resulted in $2,983 and $5,861 in accreation expense and $9,599 and $19,198 in amortization expense for the three and six months ended June 30, 2003. After the recognition of the second quarter 2003 accretion, the balance of this obligation amounted to $87,861 at June 30, 2003.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(6) Employee Stock Options

During the six months ended June 30, 2003, 92,716 shares of Common Stock were issued pursuant to option exercises and 24,350 shares of Common Stock were issued in the form of an annual restricted stock grant to the Company’s outside directors, compared to 19,401 and 12,700 shares of Common Stock respectively, in the same period in 2002.

As permitted by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (FASB 123), the Company accounts for stock options granted to employees in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). As long as the exercise price of the options granted equals the estimated fair value of the underlying stock on the measurement date, no compensation expense is recognized by the Company for these options. FASB 123 established an alternative fair value method of accounting for stock-based compensation plans. As required by FASB 123 for companies using APB No. 25 for financial reporting purposes, the Company makes pro forma disclosures regarding the impact on net loss of using the fair value method of FASB 123.

Proforma information regarding net income is required by FASB 123, which also requires that the information be determined as if the Company had accounted for the employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the three and six months ended June 30, 2003 and 2002. No options were granted for the three months ended June 30, 2002.

The Black-Scholes option pricing model:

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
U.S. Government zero coupon 7-year bond interest rates:	2.84%	4.60%	2.84%	4.60%

Dividend yield:	0.00%	0.00%	0.00%	0.00%

Weighted-average expected life of the option:	7 years	7 years	7 years	7 years

Volatility factors:	97.46%	77.39%	86.48%	75.70%

Weighted-average fair value of the options granted:	$4.164	N/A	$2.823	$4.862

For purposes of the proforma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the respective option. Because FASB 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma impact was not fully reflected until 2002. The proforma impact for the three and six months ended June 30, 2003 and 2002 shown is meant to approximate the effects of the expensing of stock options.

The following table illustrates the effect on net loss and loss per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB 123):

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net Loss as reported:	($1,562,185)	($1,252,698)	($2,998,903)	($2,747,392)

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(510,231)	(574,014)	(1,013,782)	(1,143,859)

Pro forma net loss	(2,072,416)	(1,826,712)	(4,012,685)	(3,891,251)

Loss per share:

Basic—As reported	(0.10)	(0.09)	(0.20)	(0.20)

Basic—Proforma	(0.13)	(0.13)	(0.26)	(0.28)

Diluted—As reported	(0.10)	(0.09)	(0.20)	(0.20)

Diluted—Proforma	(0.13)	(0.13)	(0.26)	(0.28)

(7) Significant Customers and Contingencies

Revenue from three customers constituted approximately 62%, 21%, and 8% for the three months ended June 30, 2003, compared to 65%, 16%, and 14% of the Company’s total revenue for the six months ended June 30, 2003. Amounts included in accounts receivable at June 30, 2003 relating to these three customers were approximately $380,000, $281,000 and $167,000, respectively. Revenue from these three customers constituted approximately 71%, 1%, and 6% of the Company’s total revenue for the three and six months ended June 30, 2002. Amounts included in accounts receivable at June 30, 2002 relating to these three customers were approximately $715,000, $2,000, and $29,000, respectively. The Company currently has supply agreements with two of the aforementioned customers that have contingencies outlined in them which could potentially result in the license of technology and/or, as provided for in the supply agreement, as amended on March 17, 2003, with the Company’s largest customer, the sale of production equipment, providing capacity sufficient to meet the customer’s production needs, from the Company to the customer, if triggered by the Company’s failure to meet certain performance requirements and/or certain financial condition covenants. The financial condition covenants included in the Company’s supply agreement with its largest customer “triggers” a technology transfer (license or, optionally, an equipment sale) in the event (a) that earnings of the Company for a twelve month period ending with its most recently published quarterly financial statements are less than zero and its cash, cash equivalents and liquid investments are less than $2,000,000, (b) of an acceleration of any debt maturity having a principal amount of more than $10,000,000 or (c) the Company’s insolvency, as further defined within the agreement. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at 115% of the equipment’s net book value. In March 2003, the $2,000,000 “trigger” referenced above was reduced from $4,000,000 pursuant to an amendment to the supply agreement with the Company’s largest customer.

The Company believes that it has complied with all contractual requirements and that it has not had a “triggering event”. The Company further believes that the proceeds of the May 29, 2002 private placement provide sufficient cash balances to avoid the first triggering event referenced above through at least December 31, 2003. If a triggering event were to occur and the Company’s largest customer elected to proceed with the transfer and related sale mentioned above, the Company would receive royalty payments from its customer for products sold using the Company’s technology; however, the Company would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that would be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by the Company’s agreement with the customer. This shortfall might put the Company in a position where it would be difficult to secure additional funding given an already tenuous cash position. Such an event would also result in the loss of many of the Company’s key staff and line employees due to economic realities. The Company believes that its employees are a critical component of its success and would be difficult to replace and train quickly. Given the occurrence of such an event, the Company might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on the Company.

(8) Contingent Liabilities

In 1998, Harbour Court LPI, a small stockholder of the Company, sued the Company, certain of its current and former officers and the underwriters of the Company’s initial public offering of common stock (the “IPO”). The complaint alleged that defendants had violated the federal Securities Exchange Act of 1934 by making supposedly fraudulent material misstatements and omissions of fact in connection with soliciting consents to the IPO from certain of the Company’s preferred stockholders. The supposed misrepresentations concerned purported mischaracterization of revenue that the Company received from its then-largest customer. The complaint further alleged that the suit should be maintained as a plaintiff class action on behalf of certain former preferred stockholders whose shares of preferred stock were converted into common stock on or about the date of the IPO. The complaint sought unquantified damages and attorneys’ fees. In September 2000, each defendant answered the complaint, denying all wrongdoing. After certain discovery, the Company agreed to settle all claims against all defendants for $800,000, plus up to an additional $50,000 for the cost of settlement notices and administration. The settlement did not admit liability by any party. The Court ordered final approval of the settlement in January 2002 and concurrently dismissed the complaint with prejudice. In January 2003, the Court approved interim payment to plaintiffs of $17,102 in settlement administration costs. Because both the settlement and the settlement administration costs were funded by the Company’s directors and officers liability insurance, neither the settlement nor the settlement administration costs payments have had a material adverse effect on the Company’s financial position or results of operations.

In November 2001, George Tatz, a purchaser of 200 shares of the Company’s common stock, sued the Company and Joseph Cross, its President and CEO. The complaint alleged that defendants violated the federal Securities Exchange Act of 1934 by making supposedly fraudulent material misstatements and omissions of fact in connection with the Company’s public disclosures, including certain press releases, concerning the Company’s dealings with Celox, a British customer. The complaint further alleged that the action should be maintained as a plaintiff class action on behalf of certain persons who purchased shares of the Company’s common stock from April 5, 2001 through October 24, 2001. The complaint sought relief including unquantified compensatory damages, attorneys’ and expert witness’ fees. In March 2002, plaintiff filed an amended complaint, alleging that the Company and four of its officers (Joseph Cross; Daniel Bilicki, its vice president of sales and marketing; Jess Jankowski, its acting chief financial officer; and Gina Kritchevsky, its then-current chief technology officer) were liable under the federal Securities Exchange Act of 1934 for making supposedly fraudulent material misstatements and omissions of fact in connection with the Company’s press releases, publicly-filed reports and other public disclosures concerning the Company’s relationship with Celox and the Company’s purportedly improper booking, and later reversal, of $400,000 in revenue from a one-time sale to that customer treated as a bill and hold transaction. The amended complaint alleged the same class and sought the same relief as in plaintiff’s initial complaint. In November 2002, defendants answered the amended complaint, denying all alleged wrongdoing.

Following certain discovery, on June 11, 2003, the Company agreed to settle all claims against all defendants for $2,500,000. On June 12, 2003, the Court certified the class alleged in the amended complaint. The Court ordered preliminary approval of the settlement on July 31, 2003 and has scheduled a hearing to determine whether to grant final approval of the settlement for November 12, 2003. The settlement does not admit liability by any party. Because the Company anticipates that the settlement will be funded by the Company’s directors and officers liability insurance, the Company expects that the settlement will have no material adverse effect on the Company’s results of operations or financial condition.

(9) Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The Company currently has no arrangements that would be subject to this interpretation.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. The adoption of SFAS No. 149 will have no effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires certain financial instruments to be classified as a liability (or an asset in some circumstances). Based on financial instruments currently outstanding, SFAS No. 150 will have no effect on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

From its inception in November 1989 through December 31, 1996, the Company was in the development stage. During that period, the Company primarily focused on the development of its manufacturing processes in order to transition from laboratory-scale to commercial-scale production. As a result, the Company developed an operating capacity to produce significant quantities of its nanocrystalline materials for commercial sale. The Company was also engaged in the development of commercial applications and formulations and the recruiting of marketing, technical and administrative personnel. Since January 1, 1997, the Company has been engaged in commercial production and sales of its nanocrystalline materials, and the Company no longer considers itself in the development stage. From inception through June 30, 2003, the Company was primarily capitalized through the private offering of approximately $25.8 million of equity securities and its initial public offering of $28.8 million of Common Stock in November of 1997, and $6.2 million of Common Stock in a private placement offering in May of 2002, each net of issuance costs.

Critical Accounting Policies

The Company utilizes certain accounting measurements under applicable generally accepted accounting principles, which involve the exercise of management’s judgment about subjective factors and estimates about the effect of matters which are inherently uncertain. The following is a summary of those accounting measurements which the Company believe are most critical to Nanophase’s reported results of operations and financial condition. The Company’s significant accounting policies are more fully described in Note 2 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

Revenue Recognition: Product revenue consists of sales of product that are recognized when realized and earned. This occurs when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Other revenue consists of revenue from research and development arrangements with non-governmental entities, fees from the transfer of technology and, the sale of production equipment that is designed and built by the Company which occurred in the first quarter of 2003. These types of equipment sales occur on occasion and are also treated as other revenue. This transaction is discussed in further detail below. Research and development arrangements include both cost-plus and fixed fee agreements and such revenue is recognized when specific milestones are met under the arrangements. Fees related to the transfer of technology are recognized when the transfer of technology to the acquiring party is completed and the Company has no further significant obligation. Royalties are recognized when earned pursuant to the contractual arrangement.

Inventory Valuation: Cost is determined on a first-in, first-out basis. Inventory is stated at the lower of cost, maintained on a first in, first out basis, or market. The Company has recorded allowances to reduce inventory relating to excess quantities of certain materials. Write-downs of inventories establish a new cost basis, which is not increased for future increases in market value of inventories or changes in estimated excess quantities.

Trade Receivables: Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Results of Operations

Total revenue decreased to $1,307,536 and $2,971,617 for the three and six month periods, respectively, ended June 30, 2003, compared to $1,661,846 and $3,069,528 for the same period in 2002. The decrease in total revenue was primarily attributed to decreased sales from the Company’s largest customer and several other existing customers somewhat offset by increased revenue from Rodel, a newer customer. Product revenue decreased to $1,220,639 and $2,570,977 for the three and six months ended June 30, 2003, compared to $1,516,197 and $2,829,773 for the same period in 2002. Other revenue decreased to $86,897 for the three months ended June 30, 2003, compared to $145,649 for the same period in 2002. Other revenue increased to $400,640 for the six months ended June 30, 2003, compared to $239,755 for the same period in 2002. The majority of the revenue generated during the three and six months ended June 30, 2003 was from customers in the healthcare and Chemical Mechanical Planarization (CMP) markets. Other revenue in the amount of $226,450 was recognized relating to the sale of production equipment to the Company’s Japanese licensee that was designed and built by the Company. These types of equipment sales occur on occasion and are treated as other revenue.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue decreased to $1,234,248 for the three months ended June 30, 2003, compared to $1,401,696 for the same period in 2002. Cost of revenue increased to $2,780,970 for the six months ended June 30, 2003, compared to $2,696,720 for the same period in 2002. The increase in cost of revenue was generally attributed to increased depreciation expense resulting from the completion, and placement in service of the Company’s build out of its manufacturing and powder coating facilities, and increased facility costs, somewhat offset by efficiencies in the manufacture of the Company’s products which has resulted in decreases in the Company’s direct variable manufacturing costs. Cost of revenue as a percentage of total revenue increased from 84% for the three months ended June 30, 2002 to 94% for the three months ended June 30, 2003. Cost of revenue as a percentage of total revenue increased from 88% for the six months ended June 30, 2002 to 94% for the six months ended June 30, 2003 due primarily to the effects of the previously discussed completion, and additional depreciation expense recorded by the placement in service of the Company’s build out of its manufacturing and powder coating facilities. Management expects gross margins, taken for the year as a whole, to be positive. The extent to which the Company’s margins remain positive, as a percentage of revenue, will be dependent upon revenue mix, revenue volume, and the Company’s ability to continue to cut costs.

Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with the Company’s development or acquisition of new product applications and coating formulations and the cost of enhancing the Company’s manufacturing processes. The Company is currently engaged in research to enhance its ability to disperse its materials in a variety of organic and inorganic media for use as coatings and polishing materials. Recently, the Company has demonstrated the capability to produce pilot quantities of mixed-metal oxides in a single crystal phase. This development has been driven largely by customer demand. Management is now working on several related commercial applications. This technique should not be difficult to scale to large quantity commercial volumes once application viability and firm demand are established. The Company also has an ongoing advanced engineering effort that is primarily focused on the development of new nanomaterials as well as the refinement of existing nanomaterials. Research and development expense increased to $510,198 for the three months ended June 30, 2003, compared to $480,042 for the same period in 2002. Research and development expense decreased to $971,736 for the six months ended June 30, 2003, compared to $1,003,726 for the same period in 2002. The overall decrease in research and development expense was primarily due to one less engineer in the current period and bonuses accrued for the six months ended June 30, 2002 being higher than bonuses being accrued for the same period in 2003, as well as reduced repair and maintenance expenses. These decreases were somewhat offset by increases in new materials development, travel, and depreciation expenses.

Selling, general and administrative expense increased to $1,103,040 and $2,179,748 for the three and six month periods, respectively, ended June 30, 2003, compared to $1,006,104 and $2,091,319 for the same periods in 2002. The net increase was primarily attributed to business insurance and legal expenses relating to the Company’s current securities litigation. These increases were somewhat offset by decreases in director compensation due to recognition of this expense in a lump sum, when it was paid in January 2002 and additionally, as a monthly accrual throughout 2002. This treatment effectively resulted in twice as much total director compensation expense being recognized in 2002, the year of the change in recording convention, than in 2003. Salary expenses were also decreased due to bonuses accrued for the six months ended June 30, 2002 being higher than bonuses being accrued for the same period in 2003 and reduced investor relation fees.

Interest income decreased to $19,325 and $41,389 for the three and six month periods, respectively, ended June 30, 2003, compared to $33,041 and $61,177 for the same periods in 2002. This decrease was primarily due to a reduction in funds available for investment and, to a lesser extent, reduced investment yields.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and investments amounted to $5,446,898 at June 30, 2003, compared to $7,508,492 at December 31, 2002. The net cash used in the Company’s operating activities was $1,652,434 for the six months ended June 30, 2003, compared to $1,327,236 for the same period in 2002. Net cash provided by investing activities, which is due to maturities of securities offset somewhat by capital expenditures and purchases of securities, amounted to $1,880,015 for the six months ended June 30, 2003 compared to $4,740,689 of net cash used in investing activities for the same period in 2002. Capital expenditures, primarily related to the continued build out of the Company’s pilot plant manufacturing facilities within its Romeoville, Illinois facility and further expansion of the Company’s existing manufacturing facilities and the purchase of related operating equipment, amounted to $150,668 and $573,964 for the six months ended June 30, 2003 and 2002, respectively. Net cash used in financing activities, which related to principal payments on debt and capital lease obligations and accounts payable incurred for the purchase of equipment and leasehold improvements, somewhat offset by the issuance of shares of Common Stock pursuant to the exercise of options, amounted to $58,130 for the six months ended June 30, 2003, compared to $6,016,311 of cash provided by for the same period in 2002. This disparity is a result of the private placement offering discussed below.

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

The Company’s supply agreement with its largest customer contains several financial covenants which could potentially impact the Company’s liquidity. The most restrictive financial covenants under this agreement require the Company to maintain a minimum of $2.0 million in cash and investments, and no more than $10.0 million in debt, in order to avoid an event which could trigger a transfer of technology and equipment to the Company’s largest customer in the event that the Company’s cash, cash equivalents and investment balances drop below $2.0 million. The Company had approximately $5.4 million in cash and investments and debt of less than $1.3 million at June 30, 2003. Management expects that the proceeds received from the May 2002 private placement offering should be sufficient to enable the Company to comply with these financial covenants through at least December 31, 2003. This supply agreement and its covenants are more fully described in Note 7 of the Company’s financial statements.

The Company believes that cash from operations and cash, cash equivalents and investments on hand, together with the remaining net proceeds from the Company’s initial public offering of Common Stock (“the Offering”), and with its most recent funding received through a private placement offering, and interest income thereon, will be adequate to fund the Company’s operating plans for the next twelve months. The Company’s actual future capital requirements will depend, however, on many factors, including customer acceptance of the Company’s current and potential nanocrystalline materials and product applications, continued progress in the Company’s research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand the Company’s manufacturing capabilities and to market and sell the Company’s materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with the Company’s existing customers. The Company expects capital spending in 2003 to be approximately $525,000, of which $200,000 relates to payments of accounts payable incurred in 2002 but paid in 2003.

At June 30, 2003, the Company had a net operating loss carryforward of approximately $48.2 million for income tax purposes. Because the Company may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2023. As a result of the annual limitation, a portion of this carryforward may expire before ultimately becoming available to reduce income tax liabilities. At June 30, 2003, the Company also had a foreign tax credit carryforward of $283,500, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire at various dates between 2017 and 2023 if not utilized before that date.

Should events arise that make it appropriate for the Company to seek additional financing, it should be noted that additional financing may not be available on acceptable terms or at all, and any such additional financing could be dilutive to the Company’s stockholders. Such a financing could be necessitated by such things as; the loss of existing customers; the reduction of expected sales volumes by existing customers; currently unknown capital requirements which may be needed to retain existing business or remain competitive in the seeking of new business; new regulatory requirements that are outside the Company’s control; or various other circumstances coming to pass that are currently not anticipated by the Company.

Safe Harbor Provision

Nanophase Technologies Corporation wants to provide investors with more meaningful and useful information. As a result, this Quarterly Report on Form 10-Q (the “Form 10-Q”) contains and incorporates by reference certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended. Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect the Company’s current expectations regarding its future results of operations, performance, and achievements and are based on information currently available to the Company. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as “intends,” “believes,” “estimates,” “expects,” “plans,” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance, and achievements in 2003 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, and factors include, without limitation: uncertain demand for, and acceptance of, the Company’s nanocrystalline materials; the Company’s dependence on a limited number of key customers; the Company’s limited manufacturing capacity and experience; the Company’s limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; the Company’s dependence on patents and protection of proprietary information; the resolution of litigation the Company is involved in; and other risks set forth in the Company’s previous filings with the Securities and Exchange Commission. Readers of this Quarterly Report on Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not have any material market risk sensitive instruments.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principle executive officer and principle financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the principle executive officer and principle financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affected, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 to the Financial Statements for additional information.

Item 2. Changes in Securities and Use of Proceeds

On November 26, 1997 the Company’s Registration Statement on Form S-1 (File No. 333-36937) relating to the Company’s initial public offering of common stock (the “Offering”) was declared effective by the Securities and Exchange Commission. The market price established for the Company’s initial public offering was $8.00 per share. On May 29, 2002, the Company issued 1,370,000 shares of common stock in a private placement offering, taken collectively with the Company’s November 26, 1997 Offering as “the Offerings.” Since November 26, 1997, of its $35,033,231 of net proceeds from the Offerings, the Company has used approximately $9,898,000 for capital expenditures primarily related to the further expansion of the Company’s existing manufacturing facility and the purchase of operating equipment and approximately $19,688,000 for working capital and other general corporate purposes. The remainder of the net proceeds has been invested by the Company, pending its use, in short-term, investment grade, interest-bearing obligations.

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

Item 4. Submissions of Matters to a Vote of Security Holders

a)	The 2003 Annual Meeting of Stockholders of the Company was held on June 26, 2003.

b)	The stockholders voted to re-elect two Class III directors to the Company’s Board of Directors. Results of the voting were as follows:

Directors	For	Authority Withheld	Abstentions	Broker Non-Votes
Donald S. Perkins	12,533,050	372,162	—	—
Jerry K. Pearlman	12,703,678	201,534	—	—

Joseph E. Cross, James A. Henderson, James A. McClung, Ph.D, and Richard W. Siegel, Ph.D continued their terms of office as directors of the Company after the 2003 Annual Meeting of Stockholders.

c)	The stockholders also voted to ratify the appointment by the Company’s Board of Directors of McGladrey & Pullen, LLP as the independent auditors of the Company’s financial statements for the year ended December 31, 2003. Results of the voting were as follows:

For	Against	Abstentions	Broker Non-Votes
12,676,876	214,576	13,760	—

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

A.    Exhibits.

31.1    Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2    Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32       Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

B.    Reports on Form 8-K.

On April 18, 2003, the Company furnished a Current Report on Form 8-K to report that on April 11, 2003 it issued a press release announcing first quarter 2003 revenues.

On April 23, 2003, the Company furnished a Current Report on Form 8-K to report that on April 23, 2003 it issued a press release announcing first quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: August 13, 2003	By:	/s/ JOSEPH E. CROSS
Joseph E. Cross President, Chief Executive Officer (principal executive officer) and a Director

Date: August 13, 2003	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski Acting Chief Financial Officer, Vice President—Corporate Controller, Secretary, and Treasurer (principal financial and accounting officer)