Form 10-Q
period 2003-09-30
NANOPHASE TECHNOLOGIES CORPORATION
filed 2003-11-14
CIK 883107

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 13, 2003, there were outstanding 15,812,674 shares of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED September 30, 2003

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$725,910	$445,684
Investments	5,476,091	7,062,808
Trade accounts receivable, less allowance for doubtful accounts of $25,000 at September 30, 2003 and December 31, 2002	799,513	941,335
Other receivable, net	101,727	16,790
Inventories, net	841,530	981,834
Prepaid expenses and other current assets	228,558	747,042

Total current assets	8,173,329	10,195,493

Equipment and leasehold improvements, net	8,526,036	9,433,237
Other assets, net	475,642	384,240

	$17,175,007	$20,012,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$590,098	$1,283,554
Current portion of capital lease obligations	53,282	62,099
Accounts payable	432,362	480,789
Accrued expenses	874,437	989,000

Total current liabilities	1,950,179	2,815,442

Long-term debt, less current maturities	356,565	309,128
Long-term portion of capital lease obligations, less current maturities	17,663	55,435

Total long-term debt	374,228	364,563

Contingent liabilities:	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 15,725,305 and 15,137,877 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	157,253	151,379
Additional paid-in capital	58,990,035	56,658,080
Deferred stock compensation	(22,406)	(67,069)
Accumulated deficit	(44,274,282)	(39,909,425)

Total stockholders’ equity	14,850,600	16,832,965

	$17,175,007	$20,012,970

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue:
Product revenue, net	$1,149,500	$1,173,373	$3,720,477	$4,003,147
Other revenue	89,473	80,037	490,114	319,791

Total revenue	1,238,973	1,253,410	4,210,591	4,322,938

Operating expense:
Cost of revenue	1,166,853	1,084,863	3,947,823	3,781,583
Research and development expense	480,301	292,237	1,452,036	1,295,962
Selling, general and administrative expense	941,949	896,903	3,121,698	2,988,221

Total operating expense	2,589,103	2,274,003	8,521,557	8,065,766

Loss from operations	(1,350,130)	(1,020,593)	(4,310,966)	(3,742,828)
Interest income	12,874	51,959	54,263	113,136
Interest expense	(23,472)	(29,971)	(87,928)	(86,253)
Other, net	2,274	4,570	2,274	11,992

Loss before provision for income taxes	(1,358,454)	(994,035)	(4,342,357)	(3,703,953)
Provisions for income taxes	(7,500)	(1,750)	(22,500)	(39,223)

Net loss	$(1,365,954)	$(995,785)	$(4,364,857)	$(3,743,176)

Net loss per share—basic and diluted	$(0.09)	$(0.07)	$(0.29)	$(0.26)

Weighted average number of common shares outstanding	15,371,023	15,106,032	15,246,489	14,359,928

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ending September 30,
	2003	2002
Operating activities:
Net loss	$(4,364,857)	$(3,743,176)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	1,130,103	875,775
Amortization of deferred stock compensation	44,663	—
Allowance for excess inventory quantities	(45,892)	(23,459)
Changes in assets and liabilities related to operations:
Trade accounts receivable	(17,801)	314,218
Other receivable	(84,937)	52,974
Inventories	186,196	(101,468)
Prepaid expenses and other assets	473,189	157,696
Accounts payable	151,935	(86,941)
Accrued liabilities	(199,654)	213,438

Net cash (used in) operating activities	(2,727,055)	(2,340,943)

Investing activities:
Acquisition of equipment and leasehold improvements	(183,918)	(992,396)
Payment of accounts payables incurred for the purchase of equipment and leasehold improvements	(200,362)	(833,824)
Purchases of held-to-maturity investments	(39,299,228)	(86,288,489)
Maturities of held-to maturity investments	40,885,945	84,158,668

Net cash provided by (used in) investing activities	1,202,437	(3,956,041)

Financing activities:
Principal payment on debt obligation, including capital leases	(532,985)	(211,220)
Proceeds from sale of common stock, net, and exercise of stock options	2,337,829	6,322,069

Net cash provided by financing activities	1,804,844	6,110,849

Increase (decrease) in cash and cash equivalents	280,226	(186,135)
Cash and cash equivalents at beginning of period	445,684	582,579

Cash and cash equivalents at end of period	$725,910	$396,444

Supplemental cash flow information:
Interest paid	$87,928	$86,253

Income taxes paid	$30,000	$39,223

Supplemental non-cash investing and financing activities:
Accounts receivable paid through offset of long-term debt	$159,623	$—

Capital lease obligations incurred for use of equipment	$—	$65,007

Accounts payable incurred for the purchase of equipment and leasehold improvements	$—	$177,486

Assets related to asset retirement obligation	$82,000	$—

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (the “Company”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

Nanophase Technologies is an industry-leading nanocrystalline materials innovator and manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterials for use, or potential use, in a variety of diverse markets: personal care, sunscreens, abrasion-resistant applications, environmental catalysts, antimicrobial products, and a variety of polishing applications, including semiconductors, hard disk drives, and optics. In parallel, new markets and applications are constantly being developed. The Company targets markets in which it feels practical solutions may be found using nanoengineered products. The Company works closely with leaders in these target markets to identify their material and performance requirements.

The Company’s typical credit terms are thirty days from shipment and invoicing.

Revenue from international sources approximated $600,000 and $473,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

(4) Inventories

Inventories consist of the following:

	September 30, 2003	December 31, 2002
Raw materials	$384,584	$489,730
Finished goods	1,068,318	1,149,368

	1,452,902	1,639,098
Allowance for excess inventory quantities	(611,372)	(657,264)

	$841,530	$981,834

(5) Asset Retirement Obligations

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as a component of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted the statement as of January 1, 2003 and recorded an asset retirement obligation relating to the potential removal of leasehold improvements in accordance with the Company’s existing leases at an estimated fair value of $82,000. The implementation of this standard resulted in $3,091 and $8,952 in accreation expense and $9,599 and $28,797 in amortization expense for the three and nine months ended September 30, 2003. After the recognition of the third quarter 2003 accretion, the balance of this obligation amounted to $90,952 at September 30, 2003.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(6) Employee Stock Options and Warrants

During the nine months ended September 30, 2003, 110,077 shares of Common Stock were issued pursuant to option exercises and 24,350 shares of Common Stock were issued in the form of an annual restricted stock grant to the Company’s outside directors, compared to 0 and 12,700 shares of Common Stock respectively, in the same period in 2002. During the nine months ended September 30, 2003 there were 453,001 warrants issued and none were converted compared to no warrants being outstanding during the same period in 2002.

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

Proforma information regarding net income is required by FASB 123, which also requires that the information be determined as if the Company had accounted for the employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the three and nine months ended September 30, 2003 and 2002. No options were granted for the three months ended September 30, 2003 and 2002.

The Black-Scholes option pricing model:

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

U.S. Government zero coupon 7-year bond interest rates:	3.74%	3.50%	3.74%	3.50%

Dividend yield:	0.00%	0.00%	0.00%	0.00%

Weighted-average expected life of the option:	7 years	7 years	7 years	7 years

Volatility factors:	131.00%	48.26%	103.12%	67.74%

Weighted-average fair value of the options granted:	N/A	N/A	$3.155	$4.477

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

For purposes of the proforma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the respective option. Because FASB 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma impact was not fully reflected until 2002. The proforma impact for the three and nine months ended September 30, 2003 and 2002 shown is meant to approximate the effects of the expensing of stock options.

The following table illustrates the effect on net loss and loss per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB 123):

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net Loss as reported:	$(1,365,954)	$(995,785)	$(4,364,857)	$(3,743,176)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(435,702)	(564,351)	(1,463,892)	(1,690,420)

Pro forma net loss	(1,801,656)	(1,560,136)	(5,828,749)	(5,433,596)

Loss per share:
Basic - As reported	(0.09)	(0.07)	(0.29)	(0.26)
Basic - Proforma	(0.12)	(0.10)	(0.38)	(0.38)
Diluted - As reported	(0.09)	(0.07)	(0.29)	(0.26)
Diluted - Proforma	(0.12)	(0.10)	(0.38)	(0.38)

(7) Significant Customers and Contingencies

Revenue from three customers constituted approximately 57%, 30%, and 7% for the three months ended September 30, 2003, compared to 63%, 20%, and 12% of the Company’s total revenue for the nine months ended September 30, 2003. Amounts included in accounts receivable at September 30, 2003 relating to these three customers were approximately $225,000, $328,000 and $238,000, respectively. Revenue from these three customers constituted approximately 70%, 1%, and 6% of the Company’s total revenue for the three months ended September 30, 2002, compared to 71%, 1%, and 7% of the Company’s total revenue for the nine months ended September 30, 2002.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Amounts included in accounts receivable at September 30, 2002 relating to these three customers were approximately $234,000, $24,000, and $226,000, respectively. The Company currently has supply agreements with two of the aforementioned customers that have contingencies outlined in them which could potentially result in the license of technology and/or, as provided for in the supply agreement, as amended on March 17, 2003, with the Company’s largest customer, the sale of production equipment, providing capacity sufficient to meet the customer’s production needs, from the Company to the customer, if triggered by the Company’s failure to meet certain performance requirements and/or certain financial condition covenants. The financial condition covenants included in the Company’s supply agreement with its largest customer “triggers” a technology transfer (license or, optionally, an equipment sale) in the event (a) that earnings of the Company for a twelve month period ending with its most recently published quarterly financial statements are less than zero and its cash, cash equivalents and liquid investments are less than $2,000,000, (b) of an acceleration of any debt maturity having a principal amount of more than $10,000,000 or (c) the Company’s insolvency, as further defined within the agreement. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at 115% of the equipment’s net book value. In March 2003, the $2,000,000 “trigger” referenced above was reduced from $4,000,000 pursuant to an amendment to the supply agreement with the Company’s largest customer.

The Company believes that it has complied with all contractual requirements and that it has not had a “triggering event”. The Company further believes that the proceeds of the May 29, 2002 and September 8, 2003 private placements provide sufficient cash balances to avoid the first triggering event referenced above through the third quarter of 2004. Further, the Company expects, although such exercise is not guaranteed, to receive an additional $2 million in equity capital relating to the future exercise of warrants related to its September 2003 fundraising. This additional funding should allow the Company to avoid the previously mentioned triggering event through at least early 2005. If a triggering event were to occur and the Company’s largest customer elected to proceed with the transfer and related sale mentioned above, the Company would receive royalty payments from its customer for products sold using the Company’s technology; however, the Company would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that would be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by the Company’s agreement with the customer. This shortfall might put the Company in a position where it would be difficult to secure additional funding given an already tenuous cash position. Such an event would also result in the loss of many of the Company’s key staff and line employees due to economic realities. The Company believes that its employees are a critical component of its success and would be difficult to replace and train quickly. Given the occurrence of such an event, the Company might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on the Company.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(8) Contingent Liabilities

In 1998, Harbour Court LPI, a small stockholder of the Company, sued the Company, certain of its then-current and former officers and the underwriters of the Company’s initial public offering of common stock (the “IPO”) in the United States District Court for the Northern District of Illinois. The complaint alleged that defendants had violated the federal Securities Exchange Act of 1934 by making supposedly fraudulent material misstatements and omissions of fact in connection with soliciting consents to the IPO from several of the Company’s preferred stockholders. These supposed misrepresentations concerned purported mischaracterization of revenues that the Company received from its then-largest customer. The complaint further alleged that the suit should be maintained as a plaintiff class action on behalf of certain former preferred stockholders whose shares of preferred stock were converted into common stock in connection with the IPO. The complaint sought relief including unquantified compensatory damages and attorneys’ fees. In September 2000, each defendant answered the complaint, denying all wrongdoing. Following initial discovery, the Company agreed to settle all claims against all defendants for $800,000, plus up to an additional $50,000 for the cost of settlement administration. The settlement did not admit liability by any party. The court ordered final approval of the settlement in January 2002 and concurrently dismissed the complaint with prejudice. In January 2003, the court approved interim payment to the plaintiffs of $17,102 in settlement administration costs. Because both the settlement and the settlement administration costs were funded by the Company’s directors and officers liability insurance, neither the settlement nor the settlement administration costs payment have had a material adverse effect on the Company’s financial position or results of operations.

In November 2001, George Tatz, a purchaser of 200 shares of the Company’s common stock, sued the Company and Joseph Cross, its President and CEO, in the United States District Court for the Northern District of Illinois. The complaint alleged that defendants violated the federal Securities Exchange Act of 1934 by making supposedly fraudulent material misstatements and omissions of fact in connection with the Company’s public disclosures, including certain press releases, concerning the Company’s dealings with Celox, a British customer. The complaint further alleged that the suit should be maintained as a plaintiff class action on behalf of certain buyers who purchased shares of the Company’s common stock from April 5, 2001 through October 24, 2001. The complaint sought relief including unquantified compensatory damages, and attorneys’ and expert witness’ fees. In March 2002, plaintiff filed an amended complaint, alleging that the Company and four of its officers (Joseph Cross; Daniel Bilicki, its vice president of sales and marketing; Jess Jankowski, its acting chief financial officer; and Gina Kritchevsky, its then-current chief technology officer) were liable under the federal Securities Exchange Act of 1934 for making supposedly fraudulent material misstatements and omissions of fact in connection with the Company’s press releases, publicly-filed reports and other public disclosures concerning the Company’s relationship with Celox and the Company’s purportedly improper booking, and later reversal, of $400,000 in revenue from a one-time sale to that customer treated as a bill and hold transaction. The amended complaint alleged the same putative class and sought the same relief as in plaintiff’s initial complaint. In November 2002, defendants answered the amended complaint, denying all alleged wrongdoing.

Following initial discovery, on June 11, 2003, the Company agreed to settle all claims against all defendants for $2,500,000. On June 12, 2003, the court certified the class alleged in the amended complaint. The court ordered preliminary approval of the settlement on July 31, 2003. On November 12, 2003, the court indicated that it anticipated ordering final approval of the settlement and dismissing the amended complaint with prejudice at a hearing scheduled for November 19, 2003. The settlement does not admit liability by any party. Because the settlement has been funded by the Company’s directors and officers liability insurance, the settlement will not have a material adverse effect on the Company’s financial position or results of operations.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(9) Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The Company currently has no arrangements that would be subject to this interpretation.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. The adoption of SFAS No. 149 will have no effect on the Company’s financial statements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires certain financial instruments to be classified as a liability (or an asset in some circumstances). Based on financial instruments currently outstanding, SFAS No. 150 will have no effect on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nanophase Technologies is an industry-leading nanocrystalline materials innovator and manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterials for use, or potential use, in a variety of diverse markets: personal care, sunscreens, abrasion-resistant applications, environmental catalysts, antimicrobial products, and a variety of polishing applications, including semiconductors, hard disk drives, and optics. In parallel, new markets and applications are constantly being developed. The Company targets markets in which it feels practical solutions may be found using nanoengineered products. The Company works closely with leaders in these target markets to identify their material and performance requirements.

From its inception in November 1989 through December 31, 1996, the Company was in the development stage. During that period, the Company primarily focused on the development of its manufacturing processes in order to transition from laboratory-scale to commercial-scale production. As a result, the Company developed an operating capacity to produce significant quantities of its nanocrystalline materials for commercial sale. The Company was also engaged in the development of commercial applications and formulations and the recruiting of marketing, technical and administrative personnel. Since January 1, 1997, the Company has been engaged in commercial production and sales of its nanocrystalline materials, and the Company no longer considers itself in the development stage. From inception through September 30, 2003, the Company was primarily capitalized through the private offering of approximately $32 million of equity securities and its initial public offering of $28.8 million of Common Stock in November of 1997, and $2 million of Common Stock in a private placement offering in September of 2003.

Critical Accounting Policies

The Company utilizes certain accounting measurements under applicable generally accepted accounting principles, which involve the exercise of management’s judgment about subjective factors and estimates about the effect of matters which are inherently uncertain. The following is a summary of those accounting measurements which the Company believes are most critical to Nanophase’s reported results of operations and financial condition. The Company’s significant accounting policies are more fully described in Note 2 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

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

Inventory Valuation: Cost is determined on a first-in, first-out basis. Inventory is stated at the lower of cost, maintained on a first in, first out basis, or market. The Company has recorded allowances to reduce inventory relating to excess quantities of certain materials. Write-downs of inventories establish a new cost basis, which is not increased for future increases in market value of inventories or changes in estimated excess quantities

Trade Receivables: Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Results of Operations

Total revenue decreased to $1,238,973 and $4,210,591 for the three and nine months, respectively, ended September 30, 2003, compared to $1,253,410 and $4,322,938 for the same periods in 2002. The decrease in total revenue was primarily attributed to decreased sales from the Company’s largest customer and several other existing customers somewhat offset by increased revenue from Rodel, a newer customer. Product revenue decreased to $1,149,500 for the three months ended September 30, 2003, compared to $1,173,373 for the same period in 2002. Other revenue increased to $89,473 and $490,114 for the three and nine months ended September 30, 2003, compared to $80,037 and $319,791 for the same period in 2002. The majority of the revenue generated during the three and nine months ended September 30, 2003 was from customers in the healthcare and Chemical Mechanical Planarization (CMP) markets. During the nine months ended September 30, 2003 other revenue in the amount of $226,450 was recognized relating to production equipment that was designed and built by the Company, and sold to the Company’s Japanese licensee. These types of equipment sales occur on occasion and are treated as other revenue.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $1,166,853 and $3,947,823 for the three and nine months ended September 30, 2003, compared to $1,084,863 and $3,781,583 for the same period in 2002. The increase in cost of revenue was generally attributed to increased depreciation expense resulting from the completion, and placement in service of the Company’s build out of its manufacturing and powder coating facilities and increased facility costs. As product revenue volume increases, this will result in more of the Company’s fixed manufacturing costs to be absorbed, leading to increased margins. Cost of revenue as a percentage of total revenue increased from 87% for the three and nine months ended September 30, 2002 compared to 94% for the same period in 2003 due primarily to the effects of the previously discussed completion, and additional depreciation expense recorded by the placement in service of the Company’s build out of its manufacturing and powder coating facilities. Management expects gross margins, taken for the year as a whole, to be positive. The extent to which the Company’s margins remain positive, as a percentage of revenue, will be dependent upon revenue mix, revenue volume, and the Company’s ability to continue to cut costs.

Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with the Company’s development or acquisition of new product applications and coating formulations and the cost of enhancing the Company’s manufacturing processes. The Company is currently engaged in research to enhance its ability to disperse its materials in a variety of organic and inorganic media for use as coatings and polishing materials. Recently, the Company has demonstrated the capability to produce pilot quantities of mixed-metal oxides in a single crystal phase. These materials include Cerium/Zirconium oxide, Cerium/Lanthanum/Zirconium oxide, Cerium/Praeseodymium/Zirconium oxide, and Cerium Samarium oxide. We expect development of further variations on these materials to be relatively straightforward. Many of these materials exhibit performance characteristics that should enable them to serve in various catalytic applications. This development has been driven largely by customer demand. Management is now working on several related commercial applications. This technique should not be difficult to scale to large quantity commercial volumes once application viability and firm demand are established. The Company also has an ongoing advanced engineering effort that is primarily focused on the development of new nanomaterials as well as the refinement of existing nanomaterials. The Company has recently expanded its palette of materials to include nanoscale copper oxide and bismuth oxide for potential use in a variety of applications. Research and development expense increased to $480,301 and $1,452,036 for the three and nine months ended September 30, 2003, compared to $292,237 and $1,295,962 for the same period in 2002. The increase in research and development expense was primarily due to increased product development costs, depreciation, and travel expenses. Theses increases were somewhat offset by decreased spending in repairs and maintenance expense.

Selling, general and administrative expense increased to $941,949 and $3,121,698 for the three and nine month periods, respectively, ended September 30, 2003, compared to $896,903 and $2,988,221 for the same periods in 2002. The net increase was primarily attributed to business insurance, legal expenses, both relating to the Company’s current securities litigation and more general legal issues, and consulting fees for various professional services not related to accounting fees. These increases were somewhat offset by decreases in director compensation due to recognition of this expense in a lump sum, when it was paid in January 2002 and additionally, as a monthly accrual throughout 2002. This treatment effectively resulted in twice as much total director compensation expense being recognized in 2002, the year of the change in recording convention, than in 2003. Salary expenses were also decreased due to bonuses accrued for the nine months ended September 30, 2002 being higher than bonuses being accrued for the same period in 2003.

Interest income decreased to $12,874 and $54,263 for the three and nine month periods, respectively, ended September 30, 2003, compared to $51,959 and $113,136 for the same periods in 2002. This decrease was primarily due to a reduction in funds available for investment and, to a lesser extent, reduced investment yields.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and investments amounted to $6,202,001 at September 30, 2003, compared to $7,508,492 at December 31, 2002. The net cash used in the Company’s operating activities was $2,727,055 for the nine months ended September 30, 2003, compared to $2,340,943 for the same period in 2002. Net cash provided by investing activities, which is due to maturities of securities offset somewhat by capital expenditures and purchases of securities, amounted to $1,202,437 for the nine months ended September 30, 2003 compared to $3,956,041 of net cash used in investing activities for the same period in 2002. Capital expenditures, primarily related to the continued build out of the Company’s new pilot manufacturing and powder blending facilities within its Romeoville, Illinois facility and further expansion of the Company’s existing manufacturing facility in Burr Ridge, Illinois and the purchase of related operating equipment, amounted to $183,918 and $992,396 for the nine months ended September 30, 2003 and 2002, respectively. Net cash provided by financing activities, is primarily due to the Company securing financing through private placements in both 2003 and 2002, and to a lesser extent by the issuance of shares of common stock pursuant to the exercise of options in 2003 and 2002, partially offset by principal payments on debt and capital lease obligations and accounts payable incurred for the purchase of equipment and leasehold improvements, amounting to $1,804,844 for the nine-month period ended September 30, 2003, compared to $6,110,849 for the same period in 2002. This disparity is the result of the private placement offerings discussed below.

On September 8, 2003, the Company secured equity funding through a private placement offering with Grace Brothers, Ltd., its largest investor. The Company issued 453,001 shares of additional common stock at $4.415 per share and received gross proceeds of $2 million. Grace Brothers, Ltd. also has the right to purchase an additional 453,001 shares for an additional $2 million. The Company intends to use the proceeds to fund expected growth in new markets as well as to provide for expanded working capital needs expected to arise as sales volume grows.

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

The Company’s supply agreement with its largest customer contains several financial covenants which could potentially impact the Company’s liquidity. The most restrictive financial covenants under this agreement require the Company to maintain a minimum of $2.0 million in cash and investments, and no more than $10.0 million in debt, in order to avoid an event which could trigger a transfer of technology and equipment to the Company’s largest customer in the event that the Company’s cash, cash equivalents and investment balances drop below $2.0 million. The Company had approximately $6.2 million in cash and investments and debt of less than $1.02 million at September 30, 2003. Management expects that the proceeds received from the September 2003 private placement offering should be sufficient to enable the Company to comply with these financial covenants through the third quarter of 2004. Further, the Company expects, although such exercise is not guaranteed, to receive an additional $2 million in equity capital relating to the future exercise of warrants related to its September 2003 fundraising. This additional funding should allow the Company to avoid the previously mentioned triggering event through at least early 2005. This supply agreement and its covenants are more fully described in Note 7 of the Company’s financial statements.

The Company believes that cash from operations and cash, cash equivalents and investments on hand, together with the remaining net proceeds from the Company’s initial public offering of Common Stock (“the Offering”), and with its most recent funding received through a private placement offering, and interest income thereon, will be adequate to fund the Company’s operating plans for at least the next twelve months. The Company’s actual future capital requirements will depend, however, on many factors, including customer acceptance of the Company’s current and potential nanocrystalline materials and product applications, continued progress in the Company’s research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand the Company’s manufacturing capabilities and to market and sell the Company’s materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with the Company’s existing customers. The Company expects capital spending in 2003 to be approximately $525,000, of which $200,000 relates to payments of accounts payable incurred in 2002 but paid in 2003.

At September 30, 2003, the Company had a net operating loss carryforward of approximately $49.6 million for income tax purposes. Because the Company may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2023. As a result of the annual limitation, a portion of this carryforward may expire before ultimately becoming available to reduce income tax liabilities. At September 30, 2003, the Company also had a foreign tax credit carryforward of $283,500, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire at various dates between 2017 and 2023 if not utilized before that date.

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

Item 2. Changes in Securities and Use of Proceeds

On November 26, 1997 (the “Effective Date”), the Company’s Registration Statement on Form S-1 (File No. 333-36937) relating to the Offering was declared effective by the Securities and Exchange Commission. On May 29, 2002 and September 8, 2003 the Company issued 1,370,000 and 453,001 shares of common stock respectively, in a private placement offering, taken collectively with the Company’s November 26, 1997 Offering as “the Offerings.” Since the Effective Date, of its $37,011,581 of net proceeds from the Offerings, the Company has used approximately $9,932,000 for capital expenditures primarily related to the further expansion of the Company’s existing manufacturing facility and the purchase of operating equipment and approximately $20,878,000 for working capital and other general corporate purposes. The remainder of the net proceeds has been invested by the Company, pending its use, in short-term, investment grade, interest-bearing obligations.

In the May 29, 2002 offering, the Company sold, in a private placement to qualified accredited investors, 1.37 million shares of common stock at $5.00, an approximate 3% discount from market, per share and received gross proceeds of $6.85 million. The closing market price of Nanophase’s stock was $5.15 per share on May 29, 2002. Net proceeds were approximately $6.2 million after commissions, legal, accounting, and other costs. The Company intends to use the proceeds to fund expected growth in new markets as well as to provide for expanded working capital needs expected to arise as sales volume grows. The preceding issuance was made in reliance on the exemption from registration found in section 4(2) of the Securities Act of 1933.

In the September 8, 2003, the Company sold, in a private placement to a qualified accredited investor, 453,001 shares of common stock at $4.415, an approximate 19.7% discount from market, per share and received gross proceeds of $2 million. The selling price of the common stock was determined by a 15-day closing average. The Company intends to use the proceeds to fund expected growth in new markets as well as to provide for expanded working capital needs expected to arise as sales volume grows. The preceding issuance was made in reliance on the exemption from registration found in section 4(2) of the Securities Act of 1933.

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

On August 7, 2003, the Company furnished a Current Report on Form 8-K to report that on August 6, 2003 it issued a press release announcing second quarter 2003 revenues.

On September 10, 2003, the Company furnished a Current Report on Form 8-K to report that on September 5 the Company amended its existing Stockholder Rights Agreement to revise the beneficial ownership threshold at which a person or group of persons becomes an “acquiring person” and triggers certain provisions under the Stockholder Rights Agreement and that on September 8, 2003, the Company issued 453,001 shares of its common stock to Grace Brothers Ltd. at a purchase price of $4.415 per share together with a warrant to purchase a like number of shares of common stock during the next twelve months also at a price of $4.415 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: November 14, 2003	By:	/s/ JOSEPH E. CROSS
Joseph E. Cross President, Chief Executive Officer (principal executive officer) and a Director

Date: November 14, 2003	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski Acting Chief Financial Officer, Vice President—Corporate Controller, Secretary, and Treasurer (principal financial and accounting officer)