Form 10-K
period 2003-12-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2004-03-30
CIK 883107

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission File Number 0-22333

NANOPHASE TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3687863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based upon the last reported sale price of the registrant’s common stock on June 30, 2003 was $57,523,827 as of such date.

The number of shares outstanding of the registrant’s common stock, par value $.01, as of March 26, 2004 was 17,371,814.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

General

Nanophase Technologies (“Nanophase” or the “Company”) is a nanomaterials (also referred to as nanocrystalline materials or nanoparticles) developer and commercial manufacturer. Nanophase employs patented, patent-pending, and proprietary technology to create nanomaterials, typically in the range of 5-100 nanometers, which may be singular or multi-element oxides, including rare earth materials. Nanophase applies its technologies to modify the nanoparticle and nanoparticle surface to manipulate electrical, mechanical, optical, and other properties, while precisely controlling the particle size and other physical parameters. The Company also uses its technologies to create materials, not normally found naturally, that offer special performance attributes.

Since 2001, Nanophase has created an integrated platform of nanomaterial technologies that are designed to deliver an engineered nanomaterial solution for a particular target market or specific customer application. Nanophase’s technologies consist of two distinct nanoparticle or nanomaterial manufacturing processes (physical vapor synthesis (“PVS”) and NanoArc™ synthesis), nanoparticle surface treatment(s) technologies, and dispersion technologies. The Company has the ability to deliver various nanomaterials at commercial quantities. Nanophase’s products are available as nanoparticles, surface-treated nanoparticles, and stable nanoparticle dispersions in aqueous or organic media, providing customers with nanomaterials in readily usable forms. The diverse markets Nanophase currently serves include personal care, sunscreens, abrasion-resistant applications, environmental catalysts, antimicrobial products, and a variety of polishing applications, including semiconductors, hard disk drives and optics. New markets and applications also are being developed. The Company’s customers include multinational corporations and Fortune 500 companies.

Nanophase reduces the cycle time for innovation by working with certain customers to jointly develop nanoengineered solutions for particular market needs or specific customer applications. The Company has complete capability from application development and laboratory samples through pilot quantities and volume production. The Company has extensive research and development facilities and application laboratories, as well as manufacturing capacity based in two locations in the Chicago area. This capability allows Nanophase to develop and supply nanomaterials in quantities ranging from grams to metric tons. Nanophase’s business model is based on strategic partnerships, typically with companies who currently occupy a targeted market channel(s), and supplying nanomaterials to individual customer-specific needs.

Most of the raw materials used in the Company’s various processes are commercially available. In some cases, Nanophase relies on sole-source processors of materials who rely on an array of worldwide sources for the materials that they process to the Company’s specifications.

The Company was incorporated in Illinois on November 30, 1989 and merged into a Delaware corporation on November 25, 1997. The Company’s common stock trades on the Nasdaq National Market under the symbol NANX.

Nanocrystalline Materials or Nanomaterials

Nanomaterials generally are made of particles (nanoparticles) that are less than 100 nanometers in diameter. A nanometer is a billionth of a meter. To put this in perspective, a six foot tall person is approximately two billion nanometers tall. Viewing the same analogy differently, if every person in the U.S. was only one nanometer tall, and all of these people were stacked one on top of the other, they would result in a figure less than 12 inches in height.

Nanomaterials are in the diverse field of nanotechnology, but are a distinct area of the field. Nanomaterial properties depend upon the composition, size, shape, structure, and surface of the individual particles, as well as possibly other parameters. Nanophase’s methods for engineering and manufacturing nanocrystalline materials result in particles with a controlled size and shape, and surface characteristics that behave differently from conventionally produced larger-sized materials. The Company’s control of nanoparticles allows it to engineer materials at a very small level to meet relatively precise application or performance requirements.

Typical uses for nanomaterials are in manufactured products (sunscreens) or in manufacturing processes (fine polishing, catalysts). In many applications, nanomaterials may offer advantages such as improved performance, lower overall product cost, or the development of new products or processes.

The Company’s Technologies

Nanophase intends to maintain and grow its intellectual property position in the emerging science of nanomaterials through the development of new materials and processes, many of which management expects to result in the issuance of future patents (see “Item 1. Business–Intellectual Property and Proprietary Rights”). Nanophase has created an integrated platform of nanomaterial technologies that are patented, patent-pending, or proprietary and designed to deliver a nanomaterial solution for a particular market or specific customer application. Nanophase’s technologies consist of two distinct nanoparticle, or nanomaterial, manufacturing processes (PVS and NanoArc™ synthesis), nanoparticle surface treatment(s) technologies, and dispersion technologies. These technologies define the equipment and methods used for the commercial manufacture of nanoparticles, surface-treatment and coating of nanoparticles, and dispersion of nanparticles in a variety of media. The Company’s technologies have been demonstrably scalable and robust, having produced more than a hundred metric tons of nanomaterials during each of the last four years.

The Company uses its technologies to engineer and produce nanocrystalline materials designed for specific product applications. Currently, the Company’s major nanomaterials, as represented by 2003 revenue and expected continued growth, are: coated zinc oxide for sunscreens, dispersed ceria for fine polishing applications, and uncoated zinc oxide for personal care applications. Nanophase has various other nanomaterials that it is selling to existing markets at lower volume levels. The Company hopes to expand the sales of some of these materials considerably, in terms of revenue, over time. Nanophase also is engaged in ongoing research, technology development, and, where appropriate, technology-licensing activities that add to its core technologies or provide complementary technologies. Part of the Company’s strategy involves reviewing new technologies outside of the Company to potentially add to its internal research and development efforts. From time to time, in areas that are complementary to its growth strategies, the Company may license outside technology to augment its internally developed technologies. The Company’s goal is to remain at the forefront of nanomaterials technologies.

Nanophase has been steadily expanding both its patented technologies and its ability to successfully practice these technologies. Through large-scale manufacturing of nanomaterials utilized in the manufacture of consumer sunscreen and personal care products, the Company has developed production expertise that has allowed it to improve processes relating to those nanomaterials, as well as processes relating to other nanomaterials. This experience has translated into additional patents and pending patents, and improvement of the Company’s technologies and manufacturing processes to reduce variable manufacturing cost and improve gross margins.

Newer developed technologies have opened the capability for certain new products and new markets. With the commercialization of the Company’s new NanoArc™ synthesis and new dispersion technologies in 2002, and the expansion of these capabilities in 2003, Nanophase is focusing on penetrating the chemical-mechanical-planarization (“CMP”) and fine polishing markets. CMP is the process of polishing various types of integrated circuits or chips to be used in various commercial electronics applications. Management believes that Nanophase’s inroads in the CMP and fine polishing markets would have been very difficult without the Company being able to produce its materials to exacting specifications verified by in-house and customer-based testing.

Essentially all of the research and development at Nanophase is directly related to product development for applications. The Company endeavors to either meet specific stated customer needs or to develop applications solutions to unmet needs in a particular market where its materials may offer a distinct performance advantage, typically resulting in a lower system cost to customers. Management believes that aggressively pursuing applications, inventions and patents will help it maintain its position as a technical and commercial innovator in the nanomaterials field.

Marketing

The Company markets and sells its products through a combination of business development and sales activities in collaborative relationships with lead customers in various markets. Business development activities include evaluation and qualification of potential markets, identification of the lead customers within each market, and development of a business strategy for successful market penetration.

Nanophase typically forms a technical/marketing team that offers the customer an engineered solution to meet that customer’s specific requirements. Nanophase tailors its materials to provide specific solutions required by its customers. Once a solution is established, application and customer management is moved to a sales team that is organized along market lines. The sales team is expected to increase revenue by selling product and process solutions and broadening the customer base through horizontal marketing. These collaborations often begin with sample requests from potential customers, followed by an open dialog regarding the needs of those potential customers and the capabilities of Nanophase. The ideal outcome for this type of collaboration is the mutual development and introduction of a product that results in significant revenue to both Nanophase and the customer.

In the case of BASF Corporation (“BASF”), much of the Company’s collaboration has involved sharing information and developing the current product and next generation products to better perform within BASF’s existing customers’ various products and systems. BASF is currently the Company’s largest customer. Nanophase and BASF have entered into a supply agreement that requires BASF to buy a minimum of 70% percent of its annual requirement of nanoscale zinc oxide for use in sunscreen and personal care products from Nanophase in order for BASF to retain its exclusive worldwide rights to use the Company’s zinc oxide products in the sunscreen and personal care markets. This agreement, which has no set expiration date, can currently be terminated by either party with two years notice under certain conditions. In October of 2000, BASF agreed to lend the Company approximately $1.3 million to construct a nanoparticle coating facility at its Romeoville, Illinois location. See Note 7 to the Financial Statements and the “Liquidity and Capital Resources” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In the case of Rohm and Haas Electronic Materials (“RHEM”), formerly known as Rodel, the Company has collaborated in selling current generation ceria-based chemical-mechanical-planarization (“CMP”) materials to RHEM’s customers. RHEM and Nanophase have entered into a supply agreement which requires RHEM to purchase 100% of its annual requirements for, and specified minimum dollar amounts of, nanocrystalline ceria for use in CMP of semiconductors in order for RHEM to retain its exclusive worldwide rights to the Company’s nanocrystalline ceria products in this field of use. In February of 2004, the Company amended its original agreement with RHEM. This amendment allows for RHEM to maintain its exclusivity based upon it purchasing lower dollar amounts, while extending the agreement through 2009. This amendment does not require RHEM to purchase any materials from the Company in 2004, but it does require an aggregate of $600,000 in development funding be paid to Nanophase in four equal quarterly installments in 2004 to support Nanophase’s efforts in joint slurry product development with RHEM for current and future semiconductor technologies.

Unless prior written notice is given, the agreement automatically renews for successive five-year terms upon expiration of the initial term. The agreement can also be terminated in its entirety in the case of a change in control of either company or some form of material breach. Currently, the Company is working with RHEM on next generation ceria-based nanomaterials as well as on other nanomaterials geared toward attacking expanded CMP markets beyond those being reached with current nanomaterials.

The Company leverages its resources through relationships with organizations focused on market-specific (e.g., BASF) or geography-specific areas. These relationships enhance Nanophase’s ability to quickly develop lead customers and applications for its products. For example, to promote a more rapid penetration into Japanese markets, the Company maintains its relationship with C. I. Kasei, a division of Itochu Corporation (“CIK”). CIK develops, engineers and manufactures products under license from the Company (specifically for the Company’s PVS technology) for use in multiple industrial markets. The Company’s agreement with CIK stipulates a minimum annual royalty of the greater of $300,000 or 4% of CIK’s sales of licensed product, payable to the Company until 2013, to guarantee CIK an exclusive license in designated parts of Asia. After that time, the agreement calls for a royalty of 2% of CIK’s sales of licensed product, at which time CIK’s license of Nanophase’s PVS technology in designated parts of Asia would become non-exclusive. CIK may terminate its agreement with the Company at any time upon 90 days prior written notice. Management does not believe that revenue related to the CIK agreement will contribute significantly, beyond the levels it has in the past, to the near-term growth of the Company.

On March 23, 2004, the Company received $10,000,000 in gross proceeds in the form of an equity investment from Altana Chemie, AG (“Altana”), a large German chemical company. Altana received 1,256,281 shares of Nanophase common stock. Altana and Nanophase have agreed that the shares will remain unregistered, and therefore not freely saleable, until March 23, 2006. Simultaneous to this transaction, the Company executed a joint development agreement (see Exhibit 10.29) with Altana in order to explore new product applications in fields that are mutually beneficial to both companies. Pursuant to the agreement, the Company and Altana have granted each other, subject to limited exceptions, exclusive rights for the development and purchase of nanomaterials for use in paints, coatings, inks, polymers and plastics, varnishes, and similar applications.

Management believes that this agreement will be beneficial to the Company in several ways. Altana is a prominent ingredient supplier to many industries that the Company has had limited success in approaching in the past (including paint and industrial coatings companies). By approaching these companies at the ingredient-supplier level, with the Company’s materials already compounded into Altana’s ingredient products, the Company expects a higher likelihood of success in various applications and in these industries.

Secondly, Altana has global sales, technical support, additional application development capability to incorporate nanomaterials, and an existing customer base and market relationships. Nanophase expects that this new partnership will help Nanophase to address markets at an entry point that should allow for quicker and broader adoption of nanomaterials in composite coatings and plastics. This mutually exclusive agreement is separate and distinct from the Company’s existing agreements with BASF and RHEM, as the fields of application do not intersect. Management expects Altana to become a significant customer of Nanophase in 2005. The agreement with Altana has an initial term of eight years, with one-year renewal provisions.

A limited number of key customers account for a substantial portion of the Company’s commercial revenue. In particular, revenue from BASF, RHEM, and CIK constituted approximately 61.0%, 22.4%, and 10.7%, respectively, of the Company’s 2003 total revenue. The Company’s customers are significantly larger than the Company and are able to exert a high degree of influence over the Company. While the Company’s agreements with its three largest customers are long-term agreements, they may be terminated by the customer with reasonable notice and do not provide any guarantees that these customers will continue to buy the Company’s products. The loss of one of these key customers or the failure to attract new customers could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company, from time to time, employs marketing representatives or sales agents focused in specific application areas. Nanophase also markets itself and its capabilities by sponsoring, attending and presenting at advanced materials symposia and industry trade shows for its target markets, and by publishing articles in a variety of scientific and trade journals. The Company also markets itself and its capabilities through its Web site, by advertising in selected industry and trade journals, and by providing specification sheets and other marketing materials to prospective customers. In addition, Nanophase networks with certain Fortune 500 companies to display its technology and uncover potential applications. The Company often makes technical presentations at various events where the Company’s scientists and business development people meet with their counterparts at other companies and explore potential technical relationships and collaborative applications research.

Technology and Engineering

The Company’s Technology and Engineering Group includes the research and development, process engineering, and advanced engineering functions. Consistent with the Company’s goal to remain at the forefront of nanomaterials technologies, the objective of Nanophase’s research and process-development activities is to gather core technologies that have the capability to serve multiple markets commercially, continue to improve and evolve the Company’s manufacturing technologies, and develop new nanomaterials and associated applications, usually working directly with potential and current customers.

Nanophase’s total research and development expense, which includes all expenses relating to the technology and advanced engineering groups, during the years ended December 31, 2003, 2002, and 2001 was $1,906,791, $1,572,997, and $1,601,671, respectively. The Company’s future success will depend in large part upon its ability to keep pace with evolving advanced materials technologies and industry standards. Through the five-year period ended December 31, 2003, the Company has had cumulative research and development expenses of approximately $8.4 million and cumulative expenditures on equipment and leasehold improvements of approximately $10.0 million. These investments in technology and production capacity and capability have helped to take Nanophase from a development stage company to commercialization.

Manufacturing Operations

The Company’s manufacturing operations include the production of nanomaterials in the form of nanoparticles, utilizing two different methods: “PVS” and NanoArc™ synthesis. The Company also has a large quantity nanoparticle coating operation to support its sunscreen business, as well as dispersion equipment to support its CMP and polishing initiatives and other product and market areas.

The Company has manufacturing capacity based in two locations in the Chicago area. At each of these facilities, Nanophase is able to develop and supply its nanomaterials in quantities ranging from grams to metric tons. Nanophase’s facilities are certified to ISO 9001:2000 international standards and are substantially current Good Manufacturing Practices (cGMP) compliant for applicable bulk pharmaceutical manufacturing. All processes are controlled under Six-Sigma discipline with the capability to manufacture precisely to application requirements. Unlike traditional quality control, Six Sigma provides methods to reengineer processes to eliminate non-value added steps and create a system that minimizes errors and defects. Nanophase’s operations employ a cellular team-based manufacturing approach, where workers operate in work “cells,” under a Lean Manufacturing environment to continuously advance production capabilities.

Management is committed to a Lean Manufacturing approach where, to the extent possible given a certain measure of irregular demand, the Company is able to avoid excess labor, inventory, and supply levels in order to minimize working capital demands. This approach complements our production management in the sense that two of the Company’s major production goals are to increase nanomaterials output without adding to existing equipment and the continuous reduction of production costs.

Intellectual Property and Proprietary Rights

Nanophase relies primarily on a combination of patent, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect its intellectual property. In addition to obtaining patent and trademarks based on the Company’s inventions and products, Nanophase also licenses certain third-party patents to expand its technology base. During 2003, Nanophase continued to strengthen its intellectual property portfolio by adding to its patents, pending patents, and proprietary knowledge. As of the date of this report, Nanophase owns or licenses 23 US patents and patent applications consisting of 9 owned US patents, 8 pending US patent applications and 6 licensed US patents. The 9 owned US patents consist of 6 for its nanoparticle synthesis technologies, 2 for its surface treatment technologies, and 1 for its nanoparticle applications in coating. The Company’s pending US patents consist of 3 in nanoparticle synthesis, 2 in nanoparticle surface treatments involving dispersion of nanoparticles in various media, and 3 in nanoparticle applications. Correspondingly, the Company has 32 foreign patents and pending patent applications consisting of 9 owned foreign patents and 23 pending foreign patents. All of the pending and owned foreign patents are counterparts to domestic filings covering its platform of nanotechnologies. In addition, the Company’s management believes that, based on its past experience, up to 3 of its currently pending patent applications will be issued in 2004. The Company’s oldest patents will begin to expire in 2009.

See the “Risk Factors” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of risks related to our intellectual property and proprietary rights.

Competition

Within each of its targeted markets and product applications, Nanophase faces current and potential competition from many advanced materials and chemical companies, suppliers of traditional materials and the in-house capabilities of several of its current and potential customers. In many markets, the Company’s competitors are larger and more diversified than the Company, although management believes its materials and related technologies are superior to those of its competitors in terms of their ability to be readily engineered to meet specific performance requirements. With respect to traditional suppliers, however, the Company competes against lower priced traditional materials where the benefits of using nanomaterials does not always outweigh their typically higher costs. With respect to larger producers of nanomaterials, while many of these producers do not currently offer competitive products, these companies have greater financial and technical resources, larger research and development staffs, and greater manufacturing and marketing capabilities and could soon begin to compete directly against Nanophase. In addition, the number of development-stage companies involved in nanocrystalline materials continues to grow on a global basis, posing significant and increasing competitive risks. Many of these companies are associated with university or national laboratories, and use chemical and physical methods to produce nanocrystalline materials. Management believes that most of these companies are engaged primarily in funded research, and is not aware that any of them have commercial production capabilities; however, they may represent competitive risks in the future. Some development stage companies, especially in other countries, receive significant local government assistance.

Governmental Regulations

The manufacture and use of certain of the products that contain the Company’s nanocrystalline materials are subject to governmental regulations. As a result, the Company is required to adhere to the current Good Manufacturing Practices (cGMP) requirements of the U.S. Food and Drug Administration (“FDA”) and similar regulations in other countries that include testing, control and documentation requirements enforced by periodic inspections.

In addition, the Company’s facilities and all of its operations are subject to the plant and laboratory safety requirements of various occupational safety and health laws. To date, those regulations have not materially restricted or impeded operations.

Employees

On December 31, 2003, the Company had a total of 49 full-time employees, 13 of whom hold advanced degrees. Nanophase has no collective bargaining arrangements.

On February 21, 2003, the Company announced that Dr. Donald J. Freed, its Vice President of Business Development, was retiring effective February 28, 2003. On March 23, 2003, the Company hired Dr. Edward G. Ludwig as its Vice President of Business Development. On December 19, 2002, the Company announced that Dr. Gina Kritchevsky, its Chief Technology Officer, had decided to pursue other interests and was returning to Arizona. The Company retained Dr. Kritchevsky’s services through December 2003 as a consultant.

Backlog

Nanophase does not believe that a backlog as of any particular date is indicative of future results. The Company’s sales are made primarily pursuant to purchase orders for delivery of nanomaterials. Nanophase has some agreements that give customers the right to purchase a specific quantity of nanomaterials during a specified time period. These agreements, however, often do not obligate the customers either to purchase any particular quantity of such nanomaterials at all, or in the case where an obligation exists, the risk to the customer for not purchasing nanomaterials is the loss of exclusivity. The quantity actually purchased by the customer, as well as the shipment schedules, are frequently revised during the agreement term to reflect changes in the customer’s needs. The Company does not believe that such agreements are meaningful for determining backlog amounts.

Forward-Looking Statements

Nanophase wants to provide investors with more meaningful and useful information. As a result, this Annual Report on Form 10-K (the “Form 10-K”) contains and incorporates by reference certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company’s current expectations of the future results of its operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2004 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: a decision by a customer to cancel a purchase order or supply agreement in light of the Company’s dependence on a limited number of key customers; uncertain demand for, and acceptance of, the Company’s nanocrystalline materials; the Company’s manufacturing capacity and product mix flexibility in light of customer demand; the Company’s limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; the Company’s dependence on patents and protection of proprietary information; the resolution of litigation in which the Company may become involved; and other risks set forth under the caption “Risk Factors” below. Readers of this Annual Report on Form 10-K should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

Financial and other information may also be accessed at the Company’s web site. The address is www.nanophase.com. The Company makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the SEC, and intends to make all such reports and amendments to reports available free of charge on its web site.

Item 2. Properties

Nanophase operates a 36,000 square-foot production, research and headquarters facility in Romeoville, Illinois and a 20,000 square-foot production facility in Burr Ridge, Illinois. Both locations are in Chicago suburbs. The Company also leases a 6,000 square-foot offsite warehouse in the same vicinity.

The Company’s manufacturing operations in Burr Ridge are registered under ISO 9001:2000, and the Company’s management believes that its manufacturing operations are substantially in compliance with the current Good Manufacturing Practices (cGMP) requirements of the FDA for products that require such compliance. The Burr Ridge facility has a quality control laboratory designed for the dual purposes of validating operations to cGMP and ISO standards, and production process control. This laboratory is equipped to handle many routine analytical and in-process techniques the Company currently requires.

The Romeoville facility houses the Company’s headquarters, advanced engineering, manufacturing (nanoparticle coating, nanoparticle dispersion, and pilot-scale manufacturing) and three research and development laboratories, and was used for additional commercial manufacturing space in 2003. All Romeoville manufacturing processes are certified to ISO 9001:2000 and the Company’s management believes that the nanoparticle coating used for sunscreens and personal care is substantially in compliance with the cGMP requirements of the FDA.

Nanophase leases its Romeoville facility under an agreement. The initial term of the lease expires in July 2006, but the Company has an option to extend the lease for two additional periods of five years each. Nanophase also leases its Burr Ridge facility. The initial term of the lease expired in September 1999, but the Company has options to extend the lease for up to five additional one-year terms and is currently in the fifth additional one-year term, which expires in September 2004. While formal negotiations have not yet begun, management expects to extend the lease on its Burr Ridge facility for a future period to be negotiated in the next few months.

Management believes that the Company’s leased facilities provide sufficient capacity to fulfill current known customer demand as well as providing additional space to enable expansion of key production processes. Management also believes that the Company’s capital expenditures made in 2003 will support currently anticipated demand from existing customers. The Company’s actual future capacity requirements will depend on many factors, including new and potential customer acceptance of the Company’s current and potential nanocrystalline materials and product applications, unknown and currently unplanned growth from existing customers, continued progress in the Company’s research and development activities and product testing programs, and the magnitude of these activities and programs.

Item 3. Legal Proceedings

See Note 19 to the Financial Statements for additional information.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the Nasdaq National Market under the symbol NANX. The following table sets forth, for the periods indicated, the range of high and low sale prices for the common stock on the Nasdaq National Market:

	High	Low
Fiscal year ended December 31, 2003:
First Quarter	$3.77	$2.10
Second Quarter	6.89	2.65
Third Quarter	8.34	3.56
Fourth Quarter	9.44	4.75
Fiscal year ended December 31, 2002:
First Quarter	$8.69	$5.52
Second Quarter	8.38	4.53
Third Quarter	6.20	4.07
Fourth Quarter	4.75	2.42

On March 26, 2004, the last reported sale price of the common stock was $10.40 per share, and there were approximately 150 holders of record of the common stock.

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

In January 2003, the Company granted 4,870 restricted shares of common stock to each of the following directors of the Company for services performed in their capacity as directors: Donald Perkins, James Henderson, James McClung, Jerry Pearlman, and Richard Siegel. Each of the preceding issuances was made in reliance on the exemption from registration found in section 4(2) of the Securities Act of 1933. None of these issuances were for any form of monetary consideration.

On September 8, 2003, the Company sold, in a private placement to a qualified accredited investor, 453,001 shares of common stock at $4.415 per share (together with a warrant to purchase a like number of shares of common stock during the next twelve months, also at a price of $4.415 per share) and received gross proceeds of $2 million. This negotiated price was calculated based upon average closing price of common stock during the preceding 15 days. This pricing calculation, which was made several days prior to closing, resulted in an approximate 19.7% discount from market pricing on the day of closing. The Company intends to use the proceeds to fund expected growth in new markets as well as to provide for expanded working capital needs expected to arise as sales volume grows. The preceding issuance was made in reliance on the exemption from registration found in Section 4(2) of the Securities Act of 1933. No placement agent was used in this private placement.

Item 6. Selected Financial Data

The following selected financial data is qualified by reference to, and should be read in conjunction with, the financial statements and related notes thereto appearing elsewhere in this Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data set forth below as of, and for, each of the years in the five-year period ended December 31, 2003 have been derived from the audited financial statements of the Company.

	Years Ended December 31,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Product revenue	$4,880,313	$5,002,986	$3,650,914	$3,824,159	$1,128,861
Other revenue	566,348	398,229	404,574	449,194	295,986

Total revenue	5,446,661	5,401,215	4,055,488	4,273,353	1,424,847

Cost of revenue	5,205,065	5,095,019	4,906,716	4,754,485	2,610,667
Research and development expense	1,906,791	1,572,997	1,601,671	1,837,036	1,456,126
Selling, general and administrative expense	4,095,877	3,854,051	3,798,543	3,388,758	3,641,736

Total operating expenses	11,207,733	10,522,067	10,306,930	9,980,279	7,708,529

Loss from operations	(5,761,072)	(5,120,852)	(6,251,442)	(5,706,926)	(6,283,682)
Interest income	67,992	152,626	585,782	1,234,054	1,213,448
Interest expense	(109,889)	(125,181)	(33,485)	(3,455)	—
Other, net	5,319	6,844	(11,098)	(42,000)	(46,833)
Provision for income taxes	(30,000)	(68,674)	(30,000)	—	—

Net loss	$(5,827,650)	$(5,155,237)	$(5,740,243)	$(4,518,327)	$(5,117,067)

Net loss per share-basic and diluted	$(0.38)	$(0.35)	$(0.42)	$(0.34)	$(0.40)

Weighted average number of common shares outstanding	15,391,537	14,551,479	13,667,062	13,390,741	12,690,483

	As of December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash and cash equivalents	$399,999	$445,684	$582,579	$473,036	$624,509
Investments	4,562,364	7,062,808	6,842,956	16,831,721	21,216,168
Working capital	5,313,781	7,380,051	7,215,520	18,356,349	21,831,264
Total assets	16,242,819	20,012,970	19,184,388	23,830,163	25,677,539
Long-term obligations	263,669	364,563	812,390	827,984	—
Total stockholders’ equity	13,719,087	16,832,965	15,643,618	21,007,745	24,161,323

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data,” risks discussed in other filings made by the Company with the Securities and Exchange Commission, and the financial statements and related notes thereto appearing elsewhere in this Form 10-K. When used in the following discussions, the words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and contingencies that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. See the “Forward Looking Statements” section in Part I., Item 1.

Overview

Nanophase Technologies is a nanocrystalline materials developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterials for use in a variety of diverse markets: personal care, sunscreens, abrasion-resistant applications, environmental catalysts, antimicrobial products, and a variety of polishing applications, including semiconductors, hard disk drives, and optics. Newer developed technologies have opened the capability for certain new products and new markets. With the commercialization of the Company’s new NanoArc™ synthesis and new dispersion technologies in 2002, and the expansion of these capabilities in 2003, Nanophase is focusing on penetrating the chemical-mechanical-planarization (“CMP”) and fine polishing markets. CMP is the process of polishing various types of integrated circuits or chips to be used in various commercial electronics applications. Management believes that the Company’s inroads in the CMP and fine polishing markets would have been very difficult without the Company being able to produce its materials to exacting specifications verified by in-house and customer-based testing. Management expects growth in end-user (customers of Nanophase’s customers) adoption in 2004 and revenue growth in both of these areas beginning in 2005.

The Company targets markets in which it feels practical solutions may be found using nanoengineered products. The Company works closely with leaders in these target markets to identify their material and performance requirements.

From its inception in November 1989 through December 31, 1996, the Company was in the development stage. During that period, the Company primarily focused on the development of its manufacturing processes in order to transition from laboratory-scale to commercial-scale production. As a result, the Company developed an operating capacity to produce significant quantities of its nanocrystalline materials for commercial sale. The Company was also engaged in the development of commercial applications and formulations and the recruiting of marketing, technical and administrative personnel. Since January 1, 1997, the Company has been engaged in commercial production and sales of its nanocrystalline materials, and the Company no longer considers itself in the development stage. From inception through December 31, 2003, the Company was primarily capitalized through the private offering of approximately $32 million of equity securities prior to its initial public offering, its initial public offering of $28.8 million of common stock in November of 1997, its private offering of $6.2 million of common stock in May of 2002 and its private offering of $2 million of common stock in September of 2003, each net of issuance costs. The Company has incurred cumulative losses of $45.7 million from inception through December 31, 2003.

Critical Accounting Policies

Nanophase utilizes certain accounting measurements under applicable generally accepted accounting principles that involve the exercise of management’s judgment about subjective factors and estimates about the effect of matters which are inherently uncertain. Actual results may differ from these estimates. The following is a summary of those accounting measurements that involve business judgments which we believe are most critical to our reported results of operations and financial condition. Our significant accounting policies are more fully described in Note 2 to our financial statements.

Revenue Recognition. Product revenue consists of sales of product that are recognized when realized and earned. This occurs when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Other revenue consists of revenue from research and development arrangements with non-governmental entities, fees from the transfer of technology, and the sale of production equipment that is designed and built by the Company. Such sale of equipment occurred most recently in the first quarter of 2003. These types of equipment sales occur on occasion and are also treated as other revenue. This transaction is discussed in further detail below. Research and development arrangements include both cost-plus and fixed fee agreements and such revenue is recognized when specific milestones are met under the arrangements. Fees related to the transfer of technology are recognized when the transfer of technology to the acquiring party is completed and the Company has no further significant obligation. Royalties are recognized when earned pursuant to the contractual arrangement.

Inventory Valuation. Cost is determined on a first-in, first-out basis. Inventory is stated at the lower of cost, maintained on a first in, first out basis, or market. The Company has recorded allowances to reduce inventory relating to excess quantities of certain materials. Write-downs of inventories establish a new cost basis, which is not increased for future increases in market value of inventories or changes in estimated excess quantities. If expected demand were either to unexpectedly accelerate or diminish for materials currently in inventory, this could cause management’s estimates to become inaccurate resulting in potential increases in inventory allowances (in the case of diminished demand), reducing gross margins or potential enhancements to gross margins caused by demand for items previously thought to have reduced near-term marketability.

Trade Accounts Receivable. Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables, typically based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received.

Impaired or Disposal of Long-Lived Assets. Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable or that the useful life is shorter than originally estimated. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciable over the newly determined remaining useful lives.

Asset Retirement Obligations. The Company records the fair value of a liability for an asset retirement obligation which was recognized in the period it was incurred. The associated retirement costs are capitalized as a component of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset

Results of Operations

Years Ended December 31, 2003 and 2002

Total revenue increased to $5,446,661 in 2003, compared to $5,401,215 in 2002. The increase in total revenue between 2003 and 2002 was mainly attributed to the sale of production equipment to an existing customer as discussed below. Product revenue decreased to $4,880,313 in 2003, compared to $5,002,986 in 2002. The decrease in product revenue was primarily attributed to approximately $1.1 million in decreased sales from three sources; the Company’s largest customer in the sunscreen and personal care markets and two other existing customers in the abrasion-resistant flooring and automotive catalyst markets. The Company and its largest customer currently have a technology agreement in place to jointly develop the second generation of sunscreen nanomaterials and for other potential personal care applications. Management expects increased demand for existing sunscreen and personal care materials, as well as the launching of several new applications, in 2004 when compared to 2003 levels. The decrease in sales from these three sources was somewhat offset by approximately $900,000 in increased revenue from RHEM, a customer since 2002, in the CMP market.

In February of 2004, the Company amended its original agreement with RHEM. This amendment allows for RHEM to maintain exclusivity based upon it purchasing lower dollar amounts of nanocrystalline materials, while extending the agreement through 2009. This amendment does not require RHEM to purchase any materials from the Company in 2004, but it does require an aggregate of $600,000 in development funding be paid to Nanophase in four equal quarterly installments in 2004 to support Nanophase’s efforts in joint slurry product development with RHEM for current and future semiconductor technologies. Both companies remain optimistic over market adoption of the initial product in 2004 or 2005. In an additional smaller volume fine polishing application, the Company was selected as the recommended nanoparticle dispersion polishing supplier by a leading manufacturer of optical polishing equipment. Management believes that this vote of confidence, while not relating to substantial direct revenue, will help to establish Nanophase as a supplier of quality materials in the fine polishing market in general.

Other revenue increased to $566,348 in 2003, compared to $398,229 in 2002. This increase was largely due to revenue in the amount of $226,450 from the sale of a PVS reactor to CIK in 2003. These types of equipment sales occur on occasion (not on a regular annual basis) and are treated as other revenue.

The majority of the revenue generated during 2003 was from customers in the healthcare (sunscreens) and CMP markets. Revenue from BASF, RHEM, and CIK, the Company’s three largest customers, constituted approximately 61.0%, 22.4%, and 10.7%, respectively, of the Company’s 2003 total revenue.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $5,205,065 in 2003, compared to $5,095,019 in 2002. The increase in cost of revenue was generally attributed to increased depreciation expense resulting from the completion of the Company’s build-out of its manufacturing and powder coating facilities and increased facility costs. Cost of revenue as a percentage of total revenue increased from 94% in 2002 to 96% in 2003 due primarily to the effects of the completion of the Company’s build-out of its manufacturing and powder coating facilities. Nanophase continued to reduce variable manufacturing costs on nanomaterials in 2003 with reductions ranging from 4% to 27%, depending upon the specific material. In 2003, Nanophase also successfully completed ISO9001:2000 certification (the current standard at the time) for its facilities in Romeoville, and Burr Ridge, Illinois. The extent to which the Company’s margins remain positive, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, and the Company’s ability to continue to cut costs. As product revenue volume increases, this will result in more of the Company’s fixed manufacturing costs being absorbed, leading to increased margins. The Company expects to continue reducing its product manufacturing costs in 2004 but may not operate at a positive gross margin for 2004.

Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with the Company’s development or acquisition of new product applications and coating formulations and the cost of enhancing the Company’s manufacturing processes. For example, the Company is currently engaged in research to enhance its ability to disperse its material in a variety of organic and inorganic media for use as coatings and polishing materials. Recently, the Company has demonstrated the capability to produce pilot quantities of mixed-metal oxides in a single crystal phase. These materials include Cerium/Zirconium oxide, Cerium/Lanthanum/Zirconium oxide, Cerium/Praeseodymium/Zirconium oxide, and Cerium Samarium oxide. We do not expect development of further variations on these materials to present material technological challenges. Many of these materials exhibit performance characteristics that can enable them to serve in various catalytic applications. This development has been driven largely by customer demand. Management is now working on several related commercial applications. The Company expects that this technique should not be difficult to scale to large quantity commercial volumes once application viability and firm demand are established. The Company also has an ongoing advanced engineering effort that is primarily focused on the development of new nanomaterials as well as the refinement of existing nanomaterials. The Company has recently expanded its palette of materials to include nanoscale copper oxide and bismuth oxide for potential use in a variety of applications. The Company is not certain when or if any significant revenue will be generated from the production of the materials described above. Research and development expense increased to $1,906,791 in 2003, compared to $1,572,997 in 2002. The increases in research and development expense was largely attributed to increased salaries due to no capitalization of labor in 2003 compared to approximately $149,000 in 2002, product development costs, depreciation, and travel expenses. In 2002, the capitalization of payroll occurred with several employees in the advanced engineering group relating to the build-out of its facilities. These increases were partially offset by decreased spending in repairs and maintenance expense. The Company does not expect research and development expense to increase significantly in 2004.

Selling, general and administrative expense increased to $4,095,877 in 2003, compared to $3,854,051 in 2002. The net increase was primarily attributed to business insurance, amortization expense relating to SFAS No. 143, Accounting for Asset Retirement Obligations adopted in 2003, consulting fees for various professional services not related to accounting fees, travel, accounting, and legal expenses, both relating to the Company’s then-current securities litigation and more general legal issues. These increases were partially offset by decreases in director compensation due to recognition of this expense in a lump sum, when it was paid in January 2002 and additionally, as a monthly accrual throughout 2002. This treatment effectively resulted in twice as much total director compensation expense being recognized in 2002, the year of the change in recording convention, than in 2003.

Interest income decreased to $67,992 in 2003, compared to $152,626 in 2002. This decrease was primarily due to a reduction in funds available for investment and, to a lesser extent, reduced investment yields.

Years Ended December 31, 2002 and 2001

Total revenue increased to $5,401,215 in 2002, compared to $4,055,488 in 2001. The increase in total revenue between 2002 and 2001 was mainly attributed to growth with existing customers, particularly, an increase of approximately 29% in total product derived from the Company’s largest customer. Product revenue increased to $5,002,986 in 2002, compared to $3,650,914 in 2001. Other revenue decreased to $398,229 in 2002, compared to $404,574 in 2001. The majority of the revenue generated during 2002 was from customers in the healthcare (sunscreen), wear-resistant materials, Chemical Mechanical Planarization (CMP) and catalyst markets. Revenue from BASF and CIK, the Company’s two largest customers constituted approximately 72.6% and 6.8%, respectively, of the Company’s 2002 total revenue.

Cost of revenue increased to $5,095,019 in 2002, compared to $4,906,716 in 2001. The increase in cost of revenue was generally attributed to increased product sales volume and increased depreciation expense resulting from the completion, and placement in service at the beginning of the current year and throughout the current year of the majority of the Company’s build-out of its manufacturing and powder coating facilities, partially offset by efficiencies in the manufacture of the Company’s products. Cost of revenue as a percentage of total revenue decreased from 121% in 2001, compared to 94% in 2002. Improvements to gross profit are primarily due to increased revenues, continued gains in operating efficiencies, and nonrecurring other revenue in the amount of $65,000 received in the second quarter. For the year 2002, the Company recognized a contribution of approximately $10,000 due to inventory being sold for which an allowance for excess inventory quantities had previously been recorded.

The Company’s June 2002 announcement regarding its new CMP partner, RHEM, came about as a direct result of Nanophase’s successful research and subsequent application development. The Company also has an ongoing advanced engineering effort that is primarily focused on the development of new nanomaterials as well as the refinement of existing nanomaterials. Research and development expense decreased to $1,572,997 in 2002, compared to $1,601,671 in 2001. The decreases in research and development expense was largely attributed to decreased outside testing, materials and supplies, and travel expenses being incurred in 2002. These reductions were somewhat offset by increased depreciation on assets completed and placed in service during 2002, increased advanced engineering salaries due to lower capitalization of payroll (approximately $149,000) in 2002 than in 2001 (approximately $180,000), and increased spending on electricity and equipment expenses. The capitalization of payroll for 2002 and 2001 is the result of the Company’s build-out of its facilities.

Selling, general and administrative expense increased to $3,854,051 in 2002, compared to $3,798,543 in 2001. The net increase was primarily attributed to increases in salary expenses incurred relating to the hiring of a company executive, legal costs, real estate taxes, and bad debt expense which was zero at December 31, 2002, compared to a credit balance at December 31, 2001. These increases were partially offset by a reduction in investor relations, telephone, consulting fees, and travel expenditures.

Interest income decreased to $152,626 in 2002, compared to $585,782 in 2001. This decrease was primarily due to a reduction in average monthly funds available for investment and, to a lesser extent, reduced investment yields.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and investments amounted to $4,962,363 at December 31, 2003, compared to $7,508,492 at December 31, 2002. The net cash used in the Company’s operating activities was $4,446,093, $4,091,187, and $5,166,170 for the years ended December 31, 2003, 2002, and 2001, respectively. Net cash provided by investing activities, which is due to maturities of securities offset partially by capital expenditures and purchases of securities, amounted to $2,001,764 for the year ended December 31, 2003 compared to $2,608,253 of net cash used in and $4,397,376 of net cash provided by investing activities for the years ended December 31, 2002 and 2001, respectively. Capital expenditures, primarily related to the continued build-out of the Company’s new pilot manufacturing and powder blending facilities within its Romeoville, Illinois facility and further expansion of the Company’s existing manufacturing facility in Burr Ridge, Illinois and the purchase of related operating equipment, amounted to $220,611, $1,483,808 and $5,465,697 for the years ended December 31, 2003, 2002, and 2001, respectively. During the first half of 2004, the Company expects to complete implementation of a PVS process innovation, within the current capital budget, that is expected to increase PVS reactor output by 20 to 30%. The Company expects that this innovation should result in the need for less future capital as the Company’s PVS reactor-produced business grows. Currently, all sunscreen and personal care nanomaterials are manufactured via the PVS process. Net cash provided by financing activities, is primarily due to the Company securing financing through a private placement in 2003 and 2002, and other financing agreements, and to a lesser extent by the issuance of shares of common stock pursuant to the exercise of options and warrants, partially offset by principal payments on debt and capital lease obligations, amounting to $2,398,644 for the year ended December 31, 2003, compared to $6,562,545 and $626,953 for the years ended December 31, 2002 and 2001, respectively.

On March 23, 2004, the Company sold, in a private placement to Altana, 1,256,281 shares of common stock at $7.96 per share and received gross proceeds of $10 million. On January 22, 2004 the Company filed a universal shelf registration statement with the Securities and Exchange Commission to allow Nanophase to offer up to $15 million of Nanophase securities, in the form of common stock or various types of debt securities, in the future. The registration statement relating to these securities has not yet been declared effective by the Securities and Exchange Commission. On September 8, 2003, the Company secured equity funding through a private placement offering with Grace Brothers, Ltd., its largest investor. The Company issued 453,001 shares of additional common stock at $4.415 per share and received gross proceeds of $2 million. Grace Brothers, Ltd. also has the right to purchase an additional 453,001 shares for an additional $2 million. On May 29, 2002, the Company secured equity funding through a private placement offering. The Company issued 1.37 million shares of additional common stock at $5.00 per share and received gross proceeds of $6.85 million. Net proceeds were approximately $6.2 million after commissions, legal, accounting, and other costs. The Company intends to use the proceeds from the foregoing offerings to fund expected growth in new markets as well as to provide for expanded working capital needs expected to arise as sales volume grows.

The Company’s supply agreement with its largest customer contains several financial covenants which could potentially impact the Company’s liquidity. The most restrictive financial covenants under this agreement require the Company to maintain a minimum of $2.0 million in cash, cash equivalents and investments, and no more than $10.0 million in debt, in order to avoid triggering a transfer of technology and equipment to the Company’s largest customer. The Company had approximately $5 million in cash, cash equivalents and investments and debt of less than $1.4 million at December 31, 2003. Management expects that the proceeds received from the May 2002 and September 2003 private placement offerings, as well as the proceeds from the March 23, 2004 equity investment from Altana, should be sufficient to enable the Company to comply with these financial covenants for the foreseeable future. Further, the Company expects, although such events are not guaranteed, to receive at least some portion of an additional $15 million in equity capital in 2004 relating to its January 22, 2004 universal shelf registration filing and an additional $2 million in possible equity capital relating to the future exercise of warrants issued in its September 2003 fundraising prior to their expiration in September 2004. This additional funding should further allow the Company to avoid the previously mentioned triggering event for the foreseeable future. This supply agreement and its covenants are more fully described in Note 17 of the Company’s financial statements. See “Risk Factors—We may need to raise additional capital in the future”.

In November 2000, the Company executed a three-year promissory note, held by the Company’s largest customer, in the amount of $1,293,895 for the construction of additional production capabilities at the Company’s Romeoville, Illinois facility. Borrowings against this note amounted to $856,267 at December 31, 2003. The note bears interest at 8.45% per annum and is collateralized by certain powder coating, packaging, lab and related equipment. Contractually, the Company has seventeen months to pay back this note, based on a rate per kilogram of product shipped, with any remaining outstanding balance at June 1, 2005 becoming payable on demand.

The Company believes that cash from operations and cash, cash equivalents and investments on hand (which includes the $10,000,000 in gross proceeds from the March 23, 2004 private placement) and interest income thereon, will be adequate to fund the Company’s operating plans for the foreseeable future. The Company’s actual future capital requirements in 2004 and beyond will depend, however, on many factors, including customer acceptance of the Company’s current and potential nanocrystalline materials and product applications, continued progress in the Company’s research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand the Company’s manufacturing capabilities and to market and sell the Company’s materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with the Company’s existing customers. The Company expects that capital spending relating to currently known capital needs in 2004 will be somewhat greater than the Company’s $220,611 in capital expenditures in 2003, but could be even greater due to the factors discussed above.

Should events arise that make it appropriate for the Company to seek additional financing, it should be noted that additional financing may not be available on acceptable terms or at all, and any such additional financing could be dilutive to the Company’s stockholders. Such a financing could be necessitated by such things as the loss of existing customers; currently unknown capital requirements in light of the factors described above; new regulatory requirements that are outside the Company’s control; the need to meet previously discussed cash requirements to avoid a triggering event; or various other circumstances coming to pass that are currently not anticipated by the Company.

The following table highlights the Company’s contractual obligations as of December 31, 2003:

Contractual Obligations	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt	$1,286,222	1,034,379	251,843	—	—
Capital Lease Obligations	$58,524	46,413	12,111	—	—
Operating Leases	$896,991	401,991	495,000	—	—
Unfulfilled Purchase Orders	$52,948	52,948	—	—	—

Totals	$2,294,685	$1,535,731	$758,954	—	—

At December 31, 2003, the Company had a net operating loss carryforward of approximately $52.4 million for income tax purposes. Because the Company may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2014. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, the Company has concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. At December 31, 2003, the Company also had a foreign tax credit carryforward of $156,000, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire in 2014, if not utilized before that date.

Risk Factors

The following risks, uncertainties, and other factors could have a material adverse affect on our business, financial condition, operating results, and growth prospects.

We have a limited operating history and may not be able to address difficulties encountered by early stage companies in new and rapidly evolving markets.

We have only a limited operating history. We were formed in November 1989 and began our commercial nanocrystalline materials operations in January 1997. We have not yet generated a significant amount of revenue from our nanocrystalline materials operations. Because of our limited operating history and the early stage of development of our rapidly evolving market, we have limited insight into trends that may emerge and adversely affect our business and cannot be certain that our business strategy will be successful or that it will successfully address these risks. In addition, our efforts to address any of these risks may distract personnel or divert resources from other more important initiatives, such as attracting and retaining customers and responding to competitive market conditions.

We have a history of losses that may continue in the future.

We have incurred net losses in each year since our inception with net losses of $5.74 million in 2001, $5.16 million in 2002 and $5.83 million in 2003. As of December 31, 2003, we had an accumulated deficit of approximately $45.74 million and presently expect to continue to incur losses on an annual basis through at least the end of 2004. We believe that our business depends, among other things, on our ability to significantly increase revenue. If revenue fails to grow at anticipated rates or if operating expenses increase without a commensurate increase in revenue, or if we fail to adjust operating expense levels accordingly, then the imbalance between revenue and operating expenses will negatively impact our cash balances and our ability to achieve profitability in future periods.

We depend on a small number of customers for a high percentage of our sales, and the loss of orders from a significant customer could cause a decline in revenue and/or increases in the level of losses incurred.

Sales to our customers are executed pursuant to purchase orders and annual supply contracts; however, customers can cease doing business with us at any time with limited advance notice. We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers. We may not be able to retain our strategic customers, such customers may cancel or reschedule orders, or in the event of canceled orders, such orders may not be replaced by other sales or by sales that are on as favorable terms. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter, which could affect our ability to achieve anticipated revenues on a quarterly basis.

Sales to BASF Corporation, Rohm and Haas Electronic Materials (formerly known as “Rodel”) and C.I. Kasei, a division of Itochu Corporation, accounted for approximately 94% of total revenue for the year ended December 31, 2003, and sales to the same three customers accounted for approximately 81% of total revenue in 2002. For the years ended December 31, 2003 and 2002, BASF accounted for 61% and 73% of our total revenue, respectively. If we were to lose, or receive significantly decreased orders from, any of these three customers, then our results of operations would be materially harmed. While our agreements with our three largest customers are long-term agreements, they may be terminated by the customer with reasonable notice and do not provide any guarantees that these customers will continue to buy our products. In addition, while our agreements with our three largest customers contain minimum order requirements, the only repercussion under the agreements for missing the minimum order requirement is that we would be freed from the exclusivity obligations under these contracts.

We have been consistently expanding both our marketing and business development efforts and our production efficiency in order to address the issues of our dependence upon a limited amount of customers, enhancement of gross profit and operating cash flows, and the achievement of profitability. We currently have customers that may grow to the point where they generate significant revenues and margins as relationships expand. Given the special nature of our products, and the fact that markets for them are not yet fully developed, it is difficult to accurately predict when additional large customers will materialize. On a going forward basis, the Company’s margins, as a percentage of revenue, will be dependent upon revenue mix, revenue volume, and the Company’s ability to continue to cut costs. The extent of the growth in revenue volume, and the related gross profit that this revenue generates, will be the main drivers in generating positive operating cash flows and, ultimately, net income.

Any downturn in the markets served by us would harm our business.

A majority of our products are incorporated into products such as sunscreens, polishing slurries, personal care, and to a lesser extent abrasion-resistant coatings for flooring, and catalytic converters. These markets have from time to time experienced cyclical, depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions. These industry downturns have resulted in reduced product demand and declining average selling prices. Our business would be harmed by any future downturns in the markets that we serve.

Our products often have long adoption cycles, which could make it difficult to achieve market acceptance and makes it difficult to forecast revenues.

Due to their often novel characteristics and the unfamiliarity with them that exists in the marketplace, our nanocrystalline materials often exhibit longer adoption cycles than existing materials technologies. Our nanomaterials have to receive appropriate attention within any potential customer’s organization, then they must be tested to prove a performance advantage over existing materials, typically on a systems-cost basis. Once we have proven initial commercial viability, pilot scale production runs must be completed by the customer, followed by further testing. Once production-level commercial viability is established, then our nanomaterials can be introduced, often to a downstream marketplace that needs to be familiarized with them. If we are unable to convince our potential customers of the performance advantages and economic value of our nanocrystalline materials over existing and competing materials and technologies, we will be unable to generate significant sales. Our long adoption cycle makes it difficult to predict when sales will occur.

We depend on collaborative development relationships with our customers and do not have a substantial direct sales force. If we are unable to initiate or sustain such collaborative relationships, then we may be unable to independently develop, manufacture or market our current and future nanocrystalline materials or applications.

We have established, and will continue to pursue, collaborative relationships with many of our customers and do not have a substantial direct sales force. Through these relationships, we seek to develop new applications for our nanocrystalline materials and share development and manufacturing resources. We also seek to coordinate the development, manufacture and marketing of our nanocrystalline products. Future success will depend, in part, on our continued relationships with these customers and our ability to enter into similar collaborative relationships with other customers. Our customers may not continue in these collaborative development relationships, may not devote sufficient resources to the development or sale of our materials or may enter into collaborative development relationships with our competitors. Additionally, these customers may require a share of control of these collaborative programs. Some of our agreements with these customers limit our ability to license our technology to others and/or limit our ability to engage in certain product development or marketing activities. These relationships can usually be terminated unilaterally by customers. If we are unable to initiate or sustain such collaborative relationships, then we may be unable to independently develop, manufacture or market our current and future nanocrystalline materials or applications.

In addition, the development agreements with some of our larger customers contain provisions that require us to license our intellectual property to these customers on disadvantaged terms and/or transfer equipment to these customers in the event that we materially breach these agreements or fail to satisfy certain financial covenants. For example, see “Risk Factors—We may need to raise additional capital in the future.”

If a catastrophe strikes either of our manufacturing facilities or if we were to lose our lease for either facility due to non-renewal or other unforeseen events, we may be unable to manufacture our materials to meet customers’ demands.

Our manufacturing facilities are located in Romeoville and Burr Ridge, Illinois. These facilities and some of our manufacturing and testing equipment would be difficult to replace in a timely manner. Therefore, any material disruption at one of our facilities due to a natural or man-made disaster or a loss of lease due to non-renewal or other unforeseen events could have a material adverse effect on our ability to manufacture products to meet customers’ demands. While we maintain customary property and business interruption insurance, this insurance may not adequately compensate us for all losses that we may incur.

If we are unable to expand our production capabilities to meet unexpected demand, we may be unable to manage our growth and our business would suffer.

Our success will depend, in part, on our ability to manufacture nanocrystalline materials in significant quantities, with consistent quality and in an efficient and timely manner. We expect to continue to expand our current facilities or obtain additional facilities in the future in order to respond to unexpected demand for existing materials or for new materials that we do not currently make in quantity. Such unplanned demand, if it resulted in rapid expansion, could create a situation where growth could become difficult to manage, which could cause us to lose potential revenue.

Protection of our intellectual property is limited and uncertain.

Our intellectual property is important to our business. We seek to protect our intellectual property through patent, trademark, trade secret protection and confidentiality or license agreements with our employees, customers, suppliers and others. Our means of protecting our intellectual property rights in the United States or abroad may not be adequate and others, including our competitors, may use our proprietary technology without our consent. We may not receive the necessary patent protection for any applications pending with the U.S. Patent and Trademark Office and any of the patents that we currently own or license may not be sufficient to keep competitors from using our materials or processes. In addition, patents that we currently own or license may not be held valid if subsequently challenged by others and others may claim rights in the patents and other proprietary technology that we own or license. Additionally, others may have already developed or may subsequently develop similar products or technologies without violating any of our proprietary rights. If we fail to obtain patent protection or preserve our trade secrets, we may be unable to effectively compete against others offering similar products and services. In addition, if we fail to operate without infringing the proprietary rights of others or lose any license to technology that we currently have or will acquire in the future, we may be unable to continue making the products that we currently make.

Moreover, at times, attempts may be made to challenge the prior issuance of our patents. For example, we have received a petition to request a re-examination proceeding filed by an unidentified party in the U.S. Patent and Trademark Office, or USPTO, with respect to one patent relating to one of our nanoparticle manufacturing processes. If a re-examination is granted, we may not be successful in maintaining the scope of the claims of this patent during re-examination. If our patent claims are narrowed substantially by the USPTO, the patent coverage afforded our nanoparticle manufacturing process could be impaired, which could impede the extent of our legal protection of the invention that is subject to this patent and potentially harm our business and operating results.

Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determinate the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition. In addition, if others assert that our technology infringes their intellectual property rights, resolving the dispute could divert our management team and financial resources.

In the future, we may license certain of our intellectual property, such as trademarks or copyrighted material, to third parties. While we would attempt to ensure that any licensees maintain the quality and value of our brand, these licenses might diminish this quality and value.

We may be subject to claims that one or more of the business methods used by us infringe upon patents held by others. The defense of any claims of infringement made against us by third parties could involve significant legal costs and require our management to divert time and other resources from our business operations. Either of these consequences of an infringement claim could have a material adverse effect on our operating results. If we are unsuccessful in defending any claims of infringement, we may be forced to obtain licenses or pay royalties to continue to use our technology. We may not be able to obtain any necessary licenses on commercially reasonable terms or at all. If we fail to obtain necessary licenses or other rights, or if these licenses are costly, our operating results may suffer either from reductions in revenue through our inability to serve clients or from increases in costs to license third-party technology.

Our industry is experiencing rapid changes in technology. If we are unable to keep pace with these changes, our business will not grow.

Rapid changes have occurred, and are likely to continue to occur, in the development of advanced materials and processes. Our success will depend, in large part, upon our ability to keep pace with advanced materials technologies, industry standards and market trends and to develop and introduce new and improved products on a timely basis. We expect to commit substantial resources to develop our technologies and product applications and, in the future, to expand our commercial manufacturing capacity as volume grows. Our development efforts may be rendered obsolete by the research efforts and technological advances of others and other advanced materials may prove more advantageous than those we produce.

Our market is highly competitive, and if we are unable to compete effectively, then our business will not grow.

The advanced materials industry is new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. The market for materials having the characteristics and potential uses of our nanocrystalline materials is the subject of intensive research and development efforts by both governmental entities and private enterprises around the world. We believe that the level of competition will increase further as more product applications with significant commercial potential are developed. The nanocrystalline product applications that we are developing will compete directly with products incorporating both conventional and advanced materials and technologies. While we are not currently aware of the existence of commercially available competitive products with the same attributes as those we offer, other companies may develop and introduce new or competitive products. Our competitors may succeed in developing or marketing materials, technologies and better or less expensive products than the ones we offer. In addition, many of our potential competitors have substantially greater financial and technical resources, and greater manufacturing and marketing capabilities than we do. If we fail to improve our current and potential nanocrystalline product applications at an acceptable price, or otherwise compete with producers of conventional materials, we will lose market share and revenue to our competitors.

We may need to raise additional capital in the future. If we are unable to obtain adequate funds, we may be required to delay, scale-back or eliminate some of our manufacturing and marketing operations or we may need to obtain funds through arrangements on less favorable terms or we may be required to transfer equipment to our largest customer.

We expect to expend significant resources on research, development and product testing, and in expanding current capacity or capability for new business. In addition, we may incur significant costs in preparing, filing, prosecuting, maintaining and enforcing our patents and other proprietary rights. If necessary, we may seek funding through public or private financing and through contracts with government or other companies. Additional financing may not be available on acceptable terms or at all. If we are unable to obtain adequate funds, we may be required to delay, scale-back or eliminate some of our manufacturing and marketing operations or we may need to obtain funds through arrangements on less favorable terms. If we obtain funding on unfavorable terms, we may be required to relinquish rights to some of our intellectual property.

To raise additional funds in the future, we would likely sell our equity or debt securities or enter into loan agreements. To the extent that we issue debt securities or enter into loan agreements, we may become subject to financial, operational and other covenants that we must observe. In the event that we were to breach any of these covenants, then the amounts due under such loans or debt securities could become immediately payable by us, which could significantly harm us. To the extent that we sell additional shares of our equity securities, our stockholders may face economic dilution and dilution of their percentage ownership.

We currently have a supply agreement with BASF that contains provisions which could potentially result in a mandatory transfer of technology and sale of production equipment to BASF providing capacity sufficient to meet BASF’s production needs. The transfer and related sale would be “triggered” only in the event that one of the following occurs:

•	our earnings for a twelve month period ending with our most recently published quarterly financial statements are less than zero and our cash, cash equivalents and investments are less than $2,000,000,

•	any lender accelerates any debt in excess of $10,000,000, or

•	we become insolvent as defined in the supply agreement.

In the event of a triggering event where we are required to sell to BASF production equipment providing capacity sufficient to meet BASF’s production needs, the equipment would be sold at 115% of the equipment’s net book value.

We believe that we have complied with all contractual requirements and that we have not had a “triggering event.” We further believe that the proceeds of the May 29, 2002 and September 8, 2003 private placements, in addition to the proceeds from the equity investment by Altana on March 23, 2004, should provide sufficient cash balances to avoid the first triggering event referenced above for the foreseeable future. Further, we expect, although such events are not guaranteed, to receive at least some portion of an additional $15,000,000 in equity capital in 2004 relating to our January 22, 2004 universal shelf registration filing and to receive an additional $2,000,000 in possible equity capital relating to the future exercise of warrants relating to the September 2003 fundraising. If a triggering event were to occur and BASF elected to proceed with the transfer and related sale mentioned above, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that would be purchased and removed by BASF pursuant to this triggering event could take six months to a year. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets pursuant to our agreement with BASF. This shortfall might put us in a position where it would be difficult to secure additional funding given what would then be an already tenuous cash position. Such an event would also result in the loss of many of the Company’s key staff and line employees due to economic realities. We believe that our employees are a critical component of our success and would be difficult to quickly replace and train. Given the occurrence of such an event, we might not be able to hire and retrain skilled employees given the stigma relating to such an event and its impact on us. We might elect to effectively reduce our size and staffing to a point where we could remain a going concern in the near term.

We depend on key personnel, and their unplanned departure could harm or business.

Our success will depend, in large part, upon our ability to attract and retain highly qualified research and development, management, manufacturing, marketing and sales personnel on favorable terms. Due to the specialized nature of our business, we may have difficulty locating, hiring and retaining qualified personnel on favorable terms. If we were to lose the services of any of our key executive officers or other key personnel, or if we are unable to attract and retain other skilled and experienced personnel on acceptable terms in the future, then our business, results of operations and financial condition would be materially harmed. In addition, we do not currently have “key-man” life insurance policies covering all of our executive officers or key employees, nor do we presently have any plans to purchase such policies.

We face potential product liability risks which could result in significant costs that exceed our insurance coverage, damage our reputation and harm our business.

We may be subject to product liability claims in the event that any of our nanocrystalline product applications are alleged to be defective or cause harmful effects. Because our nanocrystalline materials are used in other companies’ products, to the extent our customers become subject to suits relating to their products, such as medical implants and cosmetic and skin-care products, these claims may also be asserted against us. We may incur significant costs including payment of significant damages, in defending or settling product liability claims. We currently maintain insurance coverage in the amount of $10 million for product liability claims, which may prove not to be sufficient. Even if a suit is without merit and regardless of the outcome, claims can divert management time and attention, injure our reputation and adversely affect demand for our nanocrystalline materials.

We are subject to governmental regulations. The costs of compliance and liability for noncompliance with governmental regulations could have a material adverse effect on our business, results of operations and financial condition.

Current and future laws and regulations may require us to make substantial expenditures for preventive or remedial action. Our operations, business or assets may be materially and adversely affected by governmental interpretation and enforcement of current or future environmental, health and safety laws and regulations. In addition, our coating operations pose a risk of accidental contamination or injury. The damages in the event of an accident or the costs to prevent or remediate a related event could exceed our resources or otherwise have a material adverse effect on our business, results of operations and financial condition.

In addition, both of our facilities and all of our operations are subject to the plant and laboratory safety requirements of various occupational safety and health laws. We believe we have complied in all material respects with regard to governmental regulations applicable to us. However, we may have to incur significant costs in defending or settling future claims of alleged violations of governmental regulations and these regulations may materially restrict or impede our operations in the future. In addition, our efforts to comply with or contest any regulatory actions may distract personnel or divert resources from other more important initiatives.

The manufacture and use of certain products that contain our nanocrystalline materials are subject to intense governmental regulation, including regulations promulgated by the U.S. Food and Drug Administration, the U.S. Environmental Protection Agency, and the U.S. Occupational Safety and Health Administration. As a result, we are required to adhere to the requirements of the regulations of governmental authorities in the United States and other countries. These regulations could increase our cost of doing business and may render some potential markets prohibitively expensive.

We have implemented anti-takeover provisions which could discourage or prevent a takeover, even if an acquisition could be beneficial to our stockholders.

In October 1998, we entered into a Rights Agreement, commonly referred to as a “poison pill.” The provisions of this agreement and some of the provisions of our certificate of incorporation, our bylaws and Delaware law could, together or separately:

•	discourage potential acquisition proposals;

•	delay or prevent a change in control; and

•	limit the price that investors might be willing to pay in the future for shares of our common stock.

In particular, our board of directors is authorized to issue up to 24,588 shares of preferred stock (less any outstanding shares of preferred stock) with rights and privileges that might be senior to our common stock, without the consent of the holders of the common stock, including up to 2,500 shares of Series A Junior Participating Preferred Stock issuable under the 1998 Rights Agreement.

In addition, Section 203 of the Delaware General Corporations Law and the terms of our stock option plans may discourage, delay or prevent a change in control of our company.

Future sales of our common stock by existing stockholders could negatively affect the market price of our stock and make it more difficult for us to sell stock in the future.

Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding warrants and options may be resold pursuant to currently effective registration statements. As of March 26, 2004, there are:

•	15,662,532 shares of common stock that have been issued in registered offerings, upon the exercise of options under our equity incentive plan or in private placements and are freely tradable in the public markets,

•	1,397,404 shares of common stock that may be issued on the exercise of stock options outstanding and exercisable under our equity incentive plan;

•	453,001 shares of common stock (together with a warrant to purchase a like number of shares) that were issued pursuant to the Company’s September 8, 2003 private placement and may be registered for resale pursuant the terms of the Registration Rights Agreement executed in connection with this private placement; and

•	1,256,281 shares of common stock that were issued pursuant to the Company’s March 23, 2004 private placement and may be registered for resale after March 23, 2006 pursuant the terms of the Registration Rights Agreement executed in connection with this private placement.

We cannot estimate the number of shares of common stock that may actually be resold in the public market because this will depend on the market price for our common stock, the individual circumstances of the sellers, and other factors. If stockholders sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the market price of our common stock could decline significantly.

Bradford T. Whitmore has significant influence on all matters requiring stockholder approval because he beneficially owns a large percentage of our common stock, and he may vote the common stock in ways with which our other stockholders disagree.

As of March 30, 2004, Bradford T. Whitmore, together with his affiliates, Grace Brothers, Ltd. and Grace Investments, Ltd., beneficially owned approximately 25% of the outstanding shares of our common stock. As a result, he has significant influence on matters submitted to our stockholders for approval, including proposals regarding:

•	any merger, consolidation or sale of all or substantially all of our assets;

•	the election of members of our board of directors; and

•	any amendment to our certificate of incorporation.

The ownership position of Mr. Whitmore could delay, deter or prevent a change of control or adversely affect the price that investors might be willing to pay in the future for shares of our common stock. Mr. Whitmore’s interests may be significantly different from the interests of our other stockholders and he may vote the common stock he beneficially owns in ways with which our other stockholders disagree. Investors in the Company should also note that R. Janet Whitmore, one of our directors, is the sister of Mr. Whitmore.

We have been involved in litigation. If we are involved in similar litigation in the future, the expense of defending such litigation and the potential costs of judgments against us and the costs of maintaining insurance coverage could have a material adverse effect on our financial performance.

We have been involved in three securities class action lawsuits, one of which was a consolidation of several related lawsuits. While all of these lawsuits have been settled and dismissed with all settlements funded by our directors and officers liability insurance, we may be the target of additional securities lawsuits in the future. If we are involved in similar litigation in the future, the expense of defending such litigation, the potential costs of judgments against us, the costs of maintaining insurance coverage and the diversion of management’s attention could have a material adverse effect on our financial performance.

Our stock price is volatile.

The stock markets in general, and the stock prices of technology-based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Our future financial performance and stock price may be subject to significant volatility, particularly on a quarterly basis. Shortfalls in our revenues in any given period relative to the levels expected by investors could immediately, significantly and adversely affect the trading price of our common stock.

Dilutive Effect of Private Placements.

On May 29, 2002 we sold 1,370,000 shares of our common stock to selected accredited investors at a purchase price of $5.00 per share. On May 29, 2002 the closing sale price of our common stock, as reported on NASDAQ, was $5.15 per share. On September 8, 2003 we sold 453,001 shares of our common stock to Grace Brothers, Ltd. at a purchase price of $4.415 per share together with a warrant to purchase a like number of shares of common stock during the next twelve months also at a price of $4.415 per share. The share price for the common stock was determined based on the fifteen-day market closing average for the Company’s stock ending September 5, 2003. On September 8, 2003 the closing sale price of our common stock as reported on NASDAQ, was $5.50 per share. On March 23, 2004 we sold 1,256,281 shares of our common stock to Altana at a purchase price of $7.96 per share. On March 23, 2004 the closing sale price of our common stock, as reported on NASDAQ, was $8.26 per share. Each of these issuances of stock at below the then-current market price had a dilutive effect on existing common stockholders.

We have never paid dividends.

We currently intend to retain earnings, if any, to support our growth strategy. We do not anticipate paying dividends on our stock in the foreseeable future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company does not have any material market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data

The financial statements and financial statement schedule, with the report of independent auditors, listed in Item 15 are included in this Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principle executive officer and principle financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the principle executive officer and principle financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Set forth below is certain information regarding the directors of the Company.

Name	Age	Position with Company	Served as Director Since	Term Expires	Class
James A. Henderson	69	Director	2001	2004	I

James A. McClung, Ph.D.	66	Director	2000	2004	I

R. Janet Whitmore	49	Director	2003	2004	I

Joseph E. Cross	56	Director, President and Chief Executive Officer	1998	2005	II

Richard W. Siegel, Ph.D.	66	Director	1989	2005	II

Donald S. Perkins	76	Chairman of the Board of Directors	1998	2006	III

Jerry K. Pearlman	64	Director	1999	2006	III

Mr. Henderson has served as a director of the Company since July 2001. He retired as Chairman and Chief Executive Officer of Cummins Engine Company in December 1999, after joining the company in 1964. Mr. Henderson became President and Chief Operating Officer of Cummins in 1977, was promoted to President and Chief Executive Officer in 1994 and served as Chairman and Chief Executive Officer from 1995 until his retirement in 1999. Mr. Henderson attended Culver Military Academy, holds an A.B. in public and international affairs from Princeton University and an M.B.A. from Harvard Business School. Mr. Henderson currently serves as Chairman of the Board of The Culver Education Foundation, member of the Board of Directors of International Paper, Rohm and Haas Company, Ryerson Tull, Inc., SBC Communications, Inc. and is a member of the Washington, D.C. Business Council.

Mr. McClung has served as a director of the Company since February 2000. He is currently Vice Chairman of Charter Consulting and former Senior Vice President and executive officer for FMC Corporation, a leading producer of a diversified portfolio of chemicals and machinery. He has over 30 years of international business development experience in over 75 countries, having managed and developed new technologies and production processes for diversified global businesses, including specialized chemicals and machinery, while living in the United States, Europe, and Africa. Mr. McClung currently serves as Corporate Board member of Alticor (Amway), Beaulieu of America Corporation, NCCI Holdings, Turtle Wax and Hu-Friedy. He was a founding member of the U.S.-Russia Business Council and is active in other international business organizations, such as the Japan American Society, Chicago Council of Foreign Relations and the Economic Club of Chicago. He serves as a board director at Illinois Institute of Technology, Thunderbird: The Garvin School of International Management, and the College of Wooster (Ohio). Mr. McClung earned a Bachelor’s degree from the College of Wooster, a Master’s degree from the University of Kansas, and a Doctorate from Michigan State University.

Ms. Whitmore joined the board in November 2003. She is currently a director of Silverleaf Resorts, Inc., where she serves as Chairman of the Compensation Committee and as a member of the Audit Committee. She is also a director of Epoch Biosciences (EPIO). Ms. Whitmore is Founder of Benton Consulting, LLC, which specializes in business development and processes. From 1976 through 1999, Ms. Whitmore held numerous engineering and finance positions at Mobil Corporation, including

Mobil’s Chief Financial Analyst and Controller of Mobil’s Global Petrochemicals Division. Ms. Whitmore holds a Bachelor of Science degree in Chemical Engineering from Purdue University and an M.B.A. from Lewis University.

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

Dr. Siegel is a co-founder of the Company and has served as a director of the Company since 1989. Dr. Siegel served as a consultant to the Company from 1990 to 2002 with regard to the application and commercialization of nanocrystalline materials. Dr. Siegel is an internationally recognized scientist in the field of nanocrystalline materials. During his tenure on the research staff at Argonne National Laboratory from July 1974 to May 1995, he was the principal scientist engaged in research with the laboratory-scale synthesis process that was the progenitor of the Company’s physical-vapor-synthesis production system. Dr. Siegel has been the Robert W. Hunt Professor in Materials Science and Engineering at Rensselaer Polytechnic Institute since June 1995, and served as Department Head from 1995 to 2000. In April 2001, Dr. Siegel became the founding Director of the newly created Rensselaer Nanotechnology Center at the Institute. During 1995-1998, he was also a visiting professor at the Max Planck Institute for Microstructure Physics in Germany on an Alexander von Humboldt Research Prize received in 1994. He chaired the World Technology Evaluation Center worldwide study of nanostructure science and technology for the U.S. government, has served on the Council of the Materials Research Society and as Chairman of the International Committee on Nanostructured Materials. He also served on the Committee on Materials with Sub-Micron Sized Microstructures of the National Materials Advisory Board and was the co-chairman of the Study Panel on Clusters and Cluster-Assembled Materials for the U.S. Department of Energy. He currently serves on the Nanotechnology Technical Advisory Group to the U.S. President’s Council of Advisors on Science and Technology. Dr. Siegel holds an A.B. degree in physics from Williams College and an M.S. degree and Ph.D. from the University of Illinois at Urbana-Champaign

Mr. Perkins has served as a director of the Company since February 1998. Mr. Perkins retired from Jewel Companies, Inc., the retail supermarket and drug chain, in 1983. He had been with Jewel since 1953, serving as President from 1965 to 1970, as Chairman of the Board of Directors from 1970 to 1980, and as Chairman of the Executive Committee until his retirement. He has served on a number of corporate boards and is currently a director of LaSalle Hotel Properties, three Jones Lang LaSalle REITs and several start-up companies. For more than 30 years, he has served on corporate boards including AT&T, Aon, Corning, Cummins Engine, Eastman Kodak, Firestone, Inland Steel Industries, Kmart, Lucent Technologies, The Putnam Funds, Springs Industries and Time-Warner, Inc. He is Honorary Chairman of the Illinois Coalition and Protector of the Thyssen-Bornemisza Continuity Trust. Mr. Perkins is a life trustee and was Vice Chairman of the Board of Trustees of Northwestern University. He is also a member of the Civic Committee of The Commercial Club of Chicago, a Director of Leadership for Quality Education and a member of RoundTable Healthcare Partners L.P. Advisory Boards. Mr. Perkins holds a B.A. degree from Yale University and an M.B.A. degree from the Harvard Graduate School of Business Administration.

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

Director Compensation — Upon first being elected to the Board of Directors, each director of the Company who is not an employee or consultant of the Company (an “Outside Director”) is granted stock options to purchase 10,000 shares of common stock at the fair market value of the common stock, as determined by a committee appointed by the Board of Directors, as of the date of issuance of such stock options. This initial option grant to Nanophase’s directors vests over five years. On or after the date of each annual meeting of the stockholders of the Company, each Outside Director who is re-elected or continues to serve as a director because his or her term has not expired is typically granted stock options to purchase 2,000 shares of common stock provided that such grant is typically not made to an Outside Director who was first elected to the Board of Directors within three months prior to such annual meeting. The options granted annually to Outside Directors vest in three equal annual installments beginning on the first anniversary of the date of grant. All options granted to Outside Directors expire ten years from the date of grant. In January 2004, in addition to the option grants referenced above, the Company paid $6,250 as quarterly compensation, which will amount to an annual total of $25,000 per director for services performed in their capacity as directors. Prior to 2004, the Company paid directors with a combination of common stock grants and cash as outlined below. Given changes in securities laws, the Company did not grant any common stock to its directors in 2004. Under the pre-2004 compensation model, the annual compensation paid to each outside director had a value of approximately $25,000. Beginning in 2004, Mr. McClung’s cash compensation is being paid to Lismore International, Incorporated.

Effective January 17, 2003, the Company granted 4,870 restricted shares of common stock to each of Donald Perkins, Richard Siegel, Jerry Pearlman, James McClung, and James Henderson. The Company also agreed to issue a cash payment of $10,000 to reimburse these Directors for personal income tax liabilities relating to this grant of common stock. In addition, the Company entered into a consulting agreement in March 2001 with Richard Siegel, Ph.D. pursuant to which the Company paid Dr. Siegel $2,000 per month for consulting services over a twelve-month term. This agreement expired in July 2002.

All Outside Directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board and committee meetings.

Meetings of the Board and Committees — During the year ended December 31, 2003, the Board of Directors held seven formal meetings. Four of the Company’s current directors attended 100% of the total board and committee meetings held during 2003 (this includes Ms. Whitmore, who attended the one meeting during the period in 2003 during which she was a director) and no director attended less than 75% of the aggregate number of board and committee (for all committees on which a particular director served) meetings held during 2003.

Committees of the Board of Directors — The Board of Directors has established an Audit and Finance Committee and a Compensation and Governance Committee, each comprised entirely of independent directors who are not officers or employees of the Company. The members of the Audit and Finance Committee are Mr. McClung (Chairman), Mr. Henderson, Mr. Pearlman and Mr. Perkins. The members of the Compensation and Governance Committee are Mr. Pearlman (Chairman), Mr. Henderson and Mr. Perkins. The Company does not have a standing nominating committee.

The Audit and Finance Committee generally has responsibility for retaining the Company’s independent public auditors, reviewing the plan and scope of the accountants’ annual audit, reviewing the Company’s internal control functions and financial management policies, and reporting to the Board of Directors regarding all of the foregoing. The Audit and Finance Committee held seven formal meetings in 2003. The Board of Directors has determined that Mr. Pearlman, Mr. Perkins, and Mr. Henderson, all of whom serve on the Audit and Finance Committee, are “audit committee financial experts” as described in applicable SEC rules. Each member of the Audit and Finance Committee is independent, as defined in Rule 4200(a) (15) of the National Association of Securities Dealers’ listing standards and applicable SEC rules.

The Compensation and Governance Committee generally has responsibility for recommending to the Board of Directors guidelines and standards relating to the determination of executive and key employee compensation, reviewing the Company’s executive compensation and general corporate governance policies and reporting to the Board of Directors regarding the foregoing. The Compensation and Governance Committee also has responsibility for administering the 2001 Equity Compensation Plan, determining the number of options, if any, to be granted to the Company’s employees and consultants pursuant to the 2001 Equity Compensation Plan and reporting to the Board of Directors regarding the foregoing. The Compensation and Governance Committee held four formal meetings in 2003.

EXECUTIVE OFFICERS

Set forth below is certain information regarding the executive officers of the Company who are not identified above as directors.

Name	Age	Position
Jess Jankowski	38	Acting Chief Financial Officer, Vice President, Corporate Controller, Secretary and Treasurer

Robert Haines	53	Vice President — Operations

Daniel S. Bilicki	60	Vice President — Sales and Marketing

Richard W. Brotzman, Ph.D.	50	Vice President — Research and Development

Mr. Jankowski has served as Controller of the Company since joining in 1995. He was elected Secretary and Treasurer in November 1999, Acting Chief Financial Officer in January 2000 and Vice President in April of 2002. From 1990-1995 he served as Controller for two building contractors in the Chicago area. From 1986 to 1990 he worked for Kemper Financial Services in their accounting control corporate compliance unit, serving as unit supervisor during his last two years. Mr. Jankowski holds a B.S. in accountancy from Northern Illinois University, an M.B.A. from Loyola University, and received his certified public accountant certificate from the State of Illinois.

Mr. Haines joined Nanophase Technologies in January 2001 as Vice President of Operations. Beginning in 1996 and prior to joining Nanophase, he served as Corporate Director of Quality at Legrand North America. Previous experience includes two years as Vice President of Operations for Aegis Technologies and eight years with Digital Equipment Corporation. Mr. Haines has a B.S. in Chemistry/Engineering Physics from East Tennessee State University.

Mr. Bilicki has served as Vice President — Sales and Marketing of the Company since joining the Company in March 1999. From January 1996 until March 1999, Mr. Bilicki served as President/Director of PT Crosfield Indonesia in Jakarta, Indonesia, a subsidiary of Crosfield Company, which is a global chemical company. From January 1994 to December 1995, Mr. Bilicki held the position of President/Director North America of Crosfield Company. He holds a B.S. degree from Indiana Institute of Technology and an M.B.A. degree from Winthrop University.

Dr. Brotzman joined the Company in July 1994 as a senior scientist and has served as Vice President — Research and Development of the Company since July 1996. He is the inventor of much of the Company’s coating technology. Dr. Brotzman has 15 years experience in research and development of advanced materials leading to new products. His technical areas of expertise include interfacial adhesion and chemistry, self-assembled polymeric coatings, nanosized inorganic powders, powder processing, reactive coupling agents, solgel derived protective coatings, non-destructive evaluation of composites, neo-debye relaxation in green inorganic gels, asymmetric membranes and plasma processing. From January 1991 to July 1994, Dr. Brotzman served as Director of Research at TPL, Inc., an advanced materials company. He holds a B.S. degree in chemical engineering from Lafayette College, an M.S. degree in engineering and applied science from the University of California, Davis and a Ph.D. in chemistry from the University of Washington.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers (as defined under Section 16), directors and persons who beneficially own greater than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the forms it has received and on written representations from certain reporting persons that no such forms were required for them, the Company believes that during 2003, except to the extent described below, all Section 16 filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons. One such form (SEC Form 4) was filed on behalf of Dr. Richard Brotzman on the third business day after a transaction (one day later than required) due to an administrative error.

CODE OF ETHICS

The Company has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to, among others, the Company’s principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is posted on its Internet web site www.nanophase.com under the “Investor Relations” section. In the event that the Company makes any amendment to, or grants any waiver from, a provision of the Code of Ethics that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver on its web site.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

The following table provides information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2003, 2002, and 2001 of those persons who were (1) during 2003, the chief executive officer of the Company and (2) at December 31, 2003, the four other most highly compensated (based upon combined salary and bonus) executive officers of the Company whose total salary and bonus exceeded $100,000 during 2003 (collectively, the “Named Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)		Securities Underlying Options	All Other Compensation($)
Joseph E. Cross President and Chief Executive Officer	2003 2002 2001	$298,766 268,234 261,922	$0 0 74,025	$0 0 17,727	(1)	50,000 55,000 100,000	$0 0 0

Daniel S. Bilicki Vice President Sales and Marketing	2003 2002 2001	$207,786 195,036 190,812	$0 0 46,620	$0 0 0		21,000 30,000 60,000	$0 0 0

Robert Haines (2) Vice President Operations	2003 2002 2001	$187,712 169,255 147,692	$0 20,000 0	$0 0 55,506	(4)	30,000 40,000 30,000	$0 113,047 63,454	(3) (5)

Richard Brotzman, Ph.D. Vice President Research and Development	2003 2002 2001	$172,840 155,914 145,760	$0 10,000 16,800	$0 0 0		20,000 20,000 40,000	$0 0 0

Jess Jankowski Acting Chief Financial Officer, Vice President, Corporate Controller, Secretary and Treasurer	2003 2002 2001	$134,355 119,069 108,981	$0 10,000 13,230	$0 0 0		18,000 20,000 13,000	$0 0 0

(1)	Represents payment of personal income tax liabilities associated with relocation expenses received.
(2)	Mr. Haines’s employment commenced with the Company on January 22, 2001.
(3)	Represents relocation expenses incurred by Mr. Haines for moving to the greater Chicago metropolitan area.
(4)	Includes $24,793 paid for lodging in Romeoville, Illinois, $20,930 paid for airfare to and from Chicago, Illinois, and $9,783 in payments related to use of a car. These expenses were incurred through 2001. All amounts have been “grossed-up” to compensate Mr. Haines for personal income tax liabilities associated with the reimbursement of these expenses.
(5)	Represents relocation expenses incurred by Mr. Haines for moving to the greater Chicago metropolitan area.

OPTION GRANTS IN 2003 — The following table provides information on grants of stock options to the Named Officers during 2003. No stock appreciation rights were granted to the Named Officers during 2003.

		Individual Grants
	Number of Securities Underlying Options Granted (#) (1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/SH)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term (2)
Name					5%($)	10%($)
Joseph E. Cross	50,000	20.51%	$3.66	03/24/13	$115,088	$291,655
Robert Haines	30,000	12.31%	3.66	03/24/13	69,053	174,993
Daniel S. Bilicki	21,000	8.61%	3.66	03/24/13	48,337	122,495
Richard Brotzman, Ph.D.	20,000	8.20%	3.66	03/24/13	46,035	116,662
Jess Jankowski	18,000	7.38%	3.66	03/24/13	41,432	104,996

(1)	These options are all non-qualified stock options. Subject to certain restrictions, these options become exercisable in three equal annual installments, beginning on the first anniversary of the date of grant. These options were granted on March 24, 2003.
(2)	Potential realizable value is presented net of the option exercise price but before any federal or state income taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, as mandated by the SEC. Actual gains will be dependent on the future performance of the common stock and the option holder’s continued employment through the vesting period. The amounts reflected in the table may not necessarily be realized.

AGGREGATED OPTION EXERCISES IN 2003 AND YEAR-END 2003 OPTION VALUES – The following table provides information regarding each of the Named Officers’ option exercises in 2003 and unexercised options at December 31, 2003.

Aggregated Option Exercises in 2003 and

Year-End 2003 Option Values

			Number of Securities Underlying Unexercised Options at Year-End 2003 (#)		Value of Unexercised In-The- Money Options at Year-End 2003 ($) (1)
Name	Shares Acquired On Exercise (#)	Value Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Joseph E. Cross	0	$0	374,998	130,002	$1,169,250	$350,450
Robert Haines	0	0	25,334	74,666	19,201	171,299
Daniel S. Bilicki	90,000	279,003	99,999	71,001	55,075	189,255
Richard Brotzman, Ph.D.	76,065	380,608	165,018	64,662	530,928	190,301
Jess Jankowski	0	0	60,465	42,490	100,935	113,856

(1)	The value per option is calculated by subtracting the exercise price per option from the closing price of the common stock on the Nasdaq National Market on December 31, 2003, which was $8.09.

Employment

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

Effective as of November 2, 2000, the Company also entered into an employment agreement with Robert Haines providing for an annual base salary of not less than $160,000. The Company also granted to Mr. Haines options to purchase up to 30,000 shares of common stock at an exercise price of $10.1875. No term has been assigned to Mr. Haines employment agreement. If Mr. Haines is terminated other than for “cause” (as such term is defined in Mr. Haines’s employment agreement), Mr. Haines will receive severance benefits in an amount equal to Mr. Haines’s base salary for 52 weeks.

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

Effective as of February 17, 2000 the Company also entered into an employment agreement with Mr. Jess Jankowski providing for an annual base salary of not less than $95,000. No term has been assigned to Mr. Jankowski’s employment agreement. If Mr. Jankowski’s is terminated other than for “cause” (as such term is defined in Mr. Jankowski’s employment agreement), Mr. Jankowski’s will receive severance benefits in an amount equal to Mr. Jankowski’s base salary for 26 weeks.

Item 12. Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF MANAGEMENT

AND PRINCIPAL STOCKHOLDERS

The following table sets forth, as of March 30, 2004 certain information with respect to the beneficial ownership of the common stock by (1) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (2) each Company director, (3) each of the Named Officers and (4) all Company executive officers and directors as a group.

Name	Number of Shares Beneficially Owned (1)		Percent of Shares Beneficially Owned
Spurgeon Corporation	4,054,945	(2)	22.7%
Bradford T. Whitmore	4,527,757	(3)	25.4%
Grace Brothers, Ltd.	2,985,195	(4)	16.7%
Grace Investments, Ltd.	1,069,750	(5)	6.1%
Altana Chemie, AG	1,256,281	(6)	7.2%
Joseph E. Cross	454,834	(7)	2.5%
James A. Henderson	15,742	(8)	*
Richard W. Siegel, Ph.D.	281,044	(9)	1.6%
James McClung	42,770	(10)	*
Jerry Pearlman	35,947	(11)	*
Donald S. Perkins	74,811	(12)	*
R. Janet Whitmore	147,816	(13)	*
Daniel S. Bilicki	152,000	(14)	*
Jess Jankowski	83,100	(15)	*
Richard W. Brotzman, Ph.D.	191,686	(16)	1.0%
Robert Haines	54,667	(17)	*
All executive officers and directors as a group (11 persons)	1,534,417	(18)	8.3%

Unless otherwise indicated below, the persons address is the same as the address for the Company.

*	Denotes beneficial ownership of less than one percent.
(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “Commission”). Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	Includes 2,532,194 shares of common stock held by Grace Brothers, Ltd. and 1,069,750 shares of common stock held by Grace Investments, Ltd. Spurgeon Corporation is a general partner of both Grace entities and shares voting and investment power with respect to the shares of common stock held by such Grace entities. This amount also includes 453,001 shares of common stock issuable upon exercise of warrants that are held by Grace Brothers, Ltd and are exercisable currently. This information is based on information reported on Form 4 filed on September 10, 2003 with the Commission by Spurgeon Corporation. The address of the stockholder is 1560 Sherman Avenue, Suite 900, Evanston, Illinois 60201.
(3)	Includes 2,532,194 shares of common stock held by Grace Brothers, Ltd., 1,069,750 shares of common stock held by Grace Investments, Ltd. and 472,812 shares held by Bradford T. Whitmore. This amount also includes 453,001 shares of common stock issuable upon exercise of warrants that are held by Grace Brothers, Ltd and are exercisable currently. Mr. Whitmore is a general partner of Grace Brothers, Ltd. and is the sole owner of an entity which is a general partner of Grace Investments, Ltd. In such capacities, Mr. Whitmore shares voting and investment power with respect to the shares of common stock held by the Grace entities. This information is based on information reported on Form 4 filed on September 10, 2003 with the Commission by Mr. Whitmore. The address of the stockholder is 1560 Sherman Avenue, Suite 900, Evanston, Illinois 60201.

(4)	This amount includes 453,001 shares of common stock issuable upon exercise of warrants that are exercisable currently. This information is based on information reported on Form 4’s filed on September 10, 2003 with the Commission by Spurgeon Corporation and Bradford T. Whitmore. The address of the stockholder is 1560 Sherman Avenue, Suite 900, Evanston, Illinois 60201.
(5)	This information is based on information reported on Form 4’s filed on September 10, 2003 with the Commission by Spurgeon Corporation and Bradford T. Whitmore. The address of the stockholder is 1560 Sherman Avenue, Suite 900, Evanston, Illinois 60201.
(6)	Consist of unregistered common stock, and therefore not freely saleable, until March 23, 2006.
(7)	Includes 453,334 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 30, 2004.
(8)	Includes 7,332 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 30, 2004.
(9)	Includes 66,042 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 30, 2004.
(10)	Includes 13,999 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 30, 2004.
(11)	Includes 13,999 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 30, 2004.
(12)	Includes 32,667 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 31, 2004.
(13)	This information is based on information reported on a Form 4 filed on November 25, 2003 with the Commission by R. Janet Whitmore. The address of the stockholder is 10305 Oaklyn Drive, Potomac, Maryland 20854.
(14)	Includes 147,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 30, 2004.
(15)	Includes 81,800 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 30, 2004.
(16)	Consists of 191,686 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 30, 2004.
(17)	Consists of 54,667 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 30, 2004.
(18)	Includes 1,062,526 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 30, 2004.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing compensation plans as of December 31, 2003, including the 1992 Amended and Restated Stock Option Plan and the 2001 Equity Compensation Plan.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))		(d) Total of Securities Reflected in Columns (a) and (c)
Plans Approved by Shareholders	1,928,619	(1)	$5.70	359,500	(2)	2,288,119
Plans Not Approved by Shareholders	None		$—	None		—

(1)	Consists of the 1992 Amended and Restated Stock Option Plan, the 2001 Equity Compensation Plan, and shares of authorized but unissued Preferred Stock
(2)	Consists of shares available for future issuance under the 2001 Equity Compensation Plan.

Item 13. Certain Relationships and Related Transactions

See Item 11 above. In addition, on September 5, 2003, in anticipation of the September 8, 2003 private placement to Grace Brothers Ltd. discussed below, the Company amended its existing Stockholder Rights Agreement to revise the beneficial ownership threshold at which a person or group of persons becomes an “acquiring person” and triggers certain provisions under the Stockholder Rights Agreement. As revised, a person or group would become an “acquiring person” if that person or group becomes the beneficial owner of 35% or more of the outstanding shares of the Company’s stock. Prior to such amendment, the beneficial ownership threshold was 25%. On September 8, 2003, the Company issued 453,001 shares of its common stock to Grace Brothers Ltd. at a purchase price of $4.415 per share together with a warrant to purchase a like number of shares of common stock during the next twelve months also at a price of $4.415 per share. The share price for the common stock was determined based on the fifteen-day market closing average for the Company’s stock ending September 5, 2003. Grace Brothers, Ltd. beneficially owns approximately 18.5% of the Company’s outstanding common stock. Ms. R. Janet Whitmore is a sister of Bradford Whitmore who serves as the general partner of Grace Brothers, Ltd.

On March 23, 2004, the Company entered into a joint development agreement with Altana described in “Item 1. Business—Marketing.” In connection with this agreement the Company sold, in a private placement to Altana, 1,256,281 shares of common stock at $7.96 per share and received gross proceeds of $10 million. Altana beneficially owns approximately 7% of the Company’s outstanding common stock.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate amount billed by our principal accountant, McGladrey & Pullen, LLP, for audit services performed during the fiscal years ended December 31, 2003 and 2002 was $126,450 and $75,575, respectively. Audit services include the auditing of financial statements, quarterly reviews, statutory audits and the preparation of consents and review of registration statements.

Audit Related Fees. McGladrey & Pullen, LLP did not perform audit related services during the fiscal years ended December 31, 2003 and 2002. Audit related services would include employee benefit plan audits, due diligence assistance, internal control review assistance and audit or attestation services not required by statute or regulation.

Tax Fees. Total fees billed by RSM McGladrey, Inc. (an affiliate of McGladrey & Pullen, LLP) for tax related services for the fiscal years ended December 31, 2003 and 2002 were $6,100 and $7,725, respectively. These services include tax related research and general tax services in connection with transactions and legislation.

All Other. Other than those fees described above, there were no other fees billed for services performed by McGladrey & Pullen, LLP during the fiscal years ended December 31, 2003 and December 31, 2002.

All of the fees described above were approved by Nanophase’s audit committee.

Audit Committee Pre-Approval Policies and Procedures Nanophase’s audit committee pre-approves the audit and non-audit services performed by McGladrey & Pullen, LLP, our principal accountants, and RSM McGladrey, Inc. (an affiliate of McGladrey & Pullen, LLP) in order to assure that the provision of such services does not impair McGladrey & Pullen, LLP’s independence. Unless a type of service to be provided by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an affiliate of McGladrey & Pullen, LLP) has received general pre-approval, it will require specific pre-approval by the audit committee. In addition, any proposed services exceeding pre-approval cost levels will require specific pre-approval by the audit committee.

The term of any pre-approval is 12 months from the date of pre-approval, unless the audit committee specifically provides for a different period. The audit committee will periodically revise the list of pre-approved services, based on subsequent determinations, and has delegated pre-approval authority to the Chairman and Vice Chairman of the audit committee. In the event the Chairman or Vice Chairman exercise such delegated authority, they shall report such pre-approval decisions to the audit committee at its next scheduled meeting. The audit committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this Form 10-K:

1.	The following financial statements of the Company, with the report of independent auditors, are filed as part of this Form 10-K:

Report of McGladrey & Pullen, LLP, Independent Auditors

Balance Sheets as of December 31, 2003 and 2002

Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001

Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Notes to Financial Statements

2.	The following exhibits are filed with this Form 10-K or incorporated by reference as set forth below.

Exhibit Number
2	Plan and Agreement of Merger dated as of November 25, 1997 by and between the Company and its Illinois predecessor, incorporated by reference to Exhibit 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 10-K”).

3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the 1997 10-K.

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the 1997 10-K.

4.1	Specimen stock certificate representing common stock, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-36937) (the “IPO S-1”).

4.2	Form of Warrants, incorporated by reference to Exhibit 4.2 to the IPO S-1.

4.3	Rights Agreement dated as of October 28, 1998 by and between the Company and LaSalle National Bank, incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, filed October 28, 1998.

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 10-K”).

4.5	Amendment to Rights Agreement dated August 1, 2001 between the Company and LaSalle National Association, as Rights Agent, incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

4.6	2001 Nanophase Technologies Corporation Equity Compensation Plan, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-74170).

4.7	Second Amendment to Rights Agreement dated May 24, 2002 between the Company and LaSalle National Association, as Rights Agent, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (File No. 333-90326) filed June 12, 2003.

4.8	Third Amendment to Rights Agreement dated September 5, 2003 between the Company and LaSalle National Association, as Rights Agent, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 10, 2003.

4.9	Subscription Agreement dated September 8, 2003 between the Company and Grace Brothers, Ltd., incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 10, 2003.

4.10	Stock Purchase Agreement dated March 23, 2004 between the Company and Altana Chemie AG.

4.11	Registration Rights Agreement dated March 23, 2004 between the Company and Altana Chemie AG.

10.1	The Nanophase Technologies Corporation Amended and Restated 1992 Stock Option Plan, as amended (the “Stock Option Plan”), incorporated by reference to Exhibit 10.1 to the IPO S-1.

10.2	Form of Indemnification Agreement between the Company and each of its directors and executive officers, incorporated by reference to Exhibit 10.2 to the IPO S-1.

10.3	Amended and Restated Registration Rights Agreements dated as of March 16, 1994, as amended, incorporated by reference to Exhibit 10.2 to the IPO S-1.

10.4	License Agreement dated June 1, 1990 between the Company and ARCH Development Corporation, as amended, incorporated by reference to Exhibit 10.7 to the IPO S-1.

10.5	License Agreement dated October 12, 1994 between the Company and Hitachi, incorporated by reference to Exhibit 10.8 to the IPO S-1.

10.6	License Agreement dated May 31, 1996 between the Company and Research Development Corporation of Japan, incorporated by reference to Exhibit 10.9 to the IPO S-1.

10.7	License Agreement dated April 1, 1996 between the Company and Cornell Research Foundation, incorporated by reference to Exhibit 10.10 to the IPO S-1.

10.8*	Consulting and Stock Purchase Agreement between Richard W. Siegel and the Company dated as of May 9, 1990, as amended February 13, 1991, November 21, 1991 and January 1, 1992, incorporated by reference to Exhibit 10.11 to the IPO S-1.

10.9	Lease Agreement between the Village of Burr Ridge and the Company, dated September 15, 1994, incorporated by reference to Exhibit 10.12 to the IPO S-1.

10.10	Distribution Agreement between the Company and C.I. Kasei, Ltd., (a subsidiary of Itochu Corporation) dated as of October 30, 1996, incorporated by reference to Exhibit 10.15 to the IPO S-1.

10.11	Supply Agreement between the Company and Schering-Plough HealthCare Products, Inc. dated as of March 15, 1997, incorporated by reference to Exhibit 10.17 to the IPO S-1.

10.12	License Agreement between the Company and C.I. Kasei Co., Ltd. (a subsidiary of Itochu Corporation) dated as of December 30, 1997, incorporated by reference to Exhibit 10.17 to the 1997 10-K.

10.13*	Employment Agreement dated as of November 9, 1999 between the Company and Joseph Cross, incorporated by reference to Exhibit 10.15 to the 1999 10-K.

10.14*	Employment Agreement dated as of March 15, 1999 between the Company and Daniel S. Bilicki, incorporated by reference to Exhibit 10.19 to the 1998 10-K.

10.15*	Form of Options Agreement under the Stock Option Plan, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-53445).

10.16**	Zinc Oxide Supply Agreement dated as of September 16, 1999 between the Company and BASF Corporation, as assignee, incorporated by reference to Exhibit 10.22 to the 1999 10-K.

10.17*	Employment Agreement dated as of November 2, 2000 between the Company and Robert Haines, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”).

10.18	Lease Agreement between Centerpointe Properties Trust and the Company, dated June 15, 2000, incorporated by reference to Exhibit 10.23 to the 2000 10-K.

10.19**	Amendment No. 1 to Zinc Oxide Supply Agreement dated as of January, 2001 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.24 to the 2000 10-K.

10.20	Promissory Note dated as of September 14, 2000 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.25 to the 2000 10-K.

10.21**	Cooperation Agreement dated June 24, 2002 between the Company and Rodel, Inc., incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.22*	Consulting Agreement dated December 12, 2002 between the Company and Dr. Gina Kritchevsky, incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.23	First Amendment to Promissory Note dated as of March 11, 2003 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.24	Amendment No. 2. to Zinc Oxide Supply Agreement dated as of March 17, 2003 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.25*	Employment Agreement dated March 24, 2003 between the Company and Mr. Edward G. Ludwig, Jr., incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.26*	Employment Agreement dated February 17, 2000 between the Company and Mr. Jess Jankowski.

10.27*	Employment Agreement dated September 26, 2001 between the Company and Dr. Richard W. Brotzman.

10.28***	Amendment No. 1 to Cooperation Agreement dated February 25, 2004 between the Company and Rohm and Haas Electronic Materials CMP Inc. (formerly known as Rodel, Inc.).

10.29	Joint Development Agreement dated March 23, 2004 between the Company and Altana Chemie AG.

23.1	Consent of McGladrey & Pullen, LLP.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Management contract or compensatory plan or arrangement.
**	Confidentiality previously granted for portions of this agreement.
***	Confidentially requested, confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.

(b)	Reports on Form 8-K:

On November 7, 2003, the Company furnished a Current Report on Form 8-K to report under Item 12 that on November 6, 2003 it issued a press release announcing third quarter 2003 revenues.

NANOPHASE TECHNOLOGIES CORPORATION

Report of Independent Auditors

The Board of Directors and Stockholders

Nanophase Technologies Corporation

We have audited the accompanying balance sheets of Nanophase Technologies Corporation as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nanophase Technologies Corporation at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP
McGladrey & Pullen, LLP

Schaumburg, Illinois

January 23, 2004, except for Note 20, as to

which the date is March 23, 2004

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	As of December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$399,999	$445,684
Investments	4,562,364	7,062,808
Trade accounts receivable, less allowance for doubtful accounts of $25,000 in 2003 and 2002, respectively	1,244,490	941,335
Other receivable, net	24,214	16,790
Inventories, net	682,999	981,834
Prepaid expenses and other current assets	659,778	747,042

Total current assets	7,573,844	10,195,493

Equipment and leasehold improvements, net	8,192,995	9,433,237
Other assets, net	475,980	384,240

	$16,242,819	$20,012,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,034,379	$1,283,554
Current portion of capital lease obligations	43,609	62,099
Accounts payable	438,304	480,789
Accrued expenses	743,771	989,000

Total current liabilities	2,260,063	2,815,442

Long-term debt, less current maturities	251,843	309,128
Long-term portion of capital lease obligations, less current maturities	11,826	55,435

	263,669	364,563

Contingent liabilities:	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 24,088 authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 15,902,674 and 15,137,877 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	159,027	151,379
Additional paid-in capital	59,297,135	56,658,080
Deferred stock compensation	—	(67,069)
Accumulated deficit	(45,737,075)	(39,909,425)

Total stockholders’ equity	13,719,087	16,832,965

	$16,242,819	$20,012,970

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2003	2002	2001
Revenue:
Product revenue	$4,880,313	$5,002,986	$3,650,914
Other revenue	566,348	398,229	404,574

Total revenue	5,446,661	5,401,215	4,055,488

Operating expense:
Cost of revenue	5,205,065	5,095,019	4,906,716
Research and development expense	1,906,791	1,572,997	1,601,671
Selling, general and administrative expense	4,095,877	3,854,051	3,798,543

Total operating expenses	11,207,733	10,522,067	10,306,930

Loss from operations	(5,761,072)	(5,120,852)	(6,251,442)
Interest income	67,992	152,626	585,782
Interest expense	(109,889)	(125,181)	(33,485)
Other, net	5,319	6,844	(11,098)

Loss before provision for income taxes	(5,797,650)	(5,086,563)	(5,710,243)
Provision for income taxes	(30,000)	(68,674)	(30,000)

Net loss	$(5,827,650)	$(5,155,237)	$(5,740,243)

Net loss net per share-basic and diluted	$(0.38)	$(0.35)	$(0.42)

Weighted average number of common shares outstanding	15,391,537	14,551,479	13,667,062

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Total
Description	Shares	Amount	Shares	Amount
Balance as of January 1, 2001	—	$—	13,593,914	$135,939	$49,885,751	$—	$(29,013,945)	$21,007,745
Exercise of stock options	—	—	105,212	1,052	302,761		—	303,813
Stock compensation	—	—	6,805	68	72,235		—	72,303
Net loss for the year ended December 31, 2001	—	—	—	—	—	—	(5,740,243)	(5,740,243)

Balance as of December 31, 2001	—	—	13,705,931	137,059	50,260,747	—	(34,754,188)	15,643,618

Exercise of stock options	—	—	20,296	203	44,346		—	44,549
Exercise of warrants			28,950	290	32,221			32,511
Stock compensation	—	—	12,700	127	82,423		—	82,550
Common stock offering			1,370,000	13,700	6,158,593			6,172,293
Deferred stock compensation					79,750	(79,750)		—
Amortization of deferred stock compensation						12,681		12,681
Net loss for the year ended December 31, 2002	—	—	—	—	—	—	(5,155,237)	(5,155,237)

Balance as of December 31, 2002	—	—	15,137,877	151,379	56,658,080	(67,069)	(39,909,425)	16,832,965

Exercise of stock options	—	—	287,446	2,874	594,595		—	597,469
Stock compensation	—	—	24,350	244	74,024	—	—	74,268
Common stock offering	—	—	453,001	4,530	1,970,436	—	—	1,974,966
Deferred stock compensation	—	—						—
Amortization of deferred stock compensation						67,069		67,069
Net loss for the year ended December 31, 2003	—	—	—	—	—	—	(5,827,650)	(5,827,650)

Balance as of December 31, 2003	—	$—	15,902,674	$159,027	$59,297,135	$—	$(45,737,075)	$13,719,087

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2003	2002	2001
Operating activities:
Net loss	$(5,827,650)	$(5,155,237)	$(5,740,243)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,521,353	1,237,818	714,276
Amortization of deferred stock compensation	67,069	12,681	—
Stock compensation expense	74,268	82,550	72,303
Allowance for excess inventory quantities	(46,084)	26,262	539,415
Loss on disposition of equipment	—	5,138	84,388
Patent write-off	19,727	—	—
Changes in assets and liabilities related to operations:
Trade accounts receivable	(497,923)	(71,243)	125,382
Other receivable	(7,424)	50,659	77,369
Inventories	344,919	(51,828)	(603,009)
Prepaid expenses and other assets	87,161	(365,345)	140,998
Accounts payable	157,877	(119,215)	(424,696)
Accrued expenses	(339,386)	256,573	(152,353)

Net cash used in operating activities	(4,446,093)	(4,091,187)	(5,166,170)

Investing activities:
Acquisition of patents	(77,707)	(72,957)	(125,692)
Acquisition of equipment and leasehold improvements	(220,611)	(1,483,808)	(5,465,697)
Proceeds from disposal of equipment	—	2,188	—
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	(200,362)	(833,824)	—
Purchases of held-to-maturity investments	(49,063,331)	(108,375,116)	(84,880,519)
Maturities of held-to-maturity investments	51,563,775	108,155,264	94,869,284

Net cash provided by (used in) investing activities	2,001,764	(2,608,253)	4,397,376

Financing activities:
Principal payment on debt obligations, including capital leases	(603,746)	(281,311)	(320,755)
Proceeds from borrowings	429,955	594,503	643,895
Proceeds from sale of common stock	2,572,435	6,249,353	303,813

Net cash provided by financing activities	2,398,644	6,562,545	626,953

(Decrease) Increase in cash and cash equivalents	(45,685)	(136,895)	109,543
Cash and cash equivalents at beginning of period	445,684	582,579	473,036

Cash and cash equivalents at end of period	$399,999	$445,684	$582,579

Supplemental cash flow information:
Interest paid	$109,889	$125,181	$33,485

Income taxes paid	$30,000	$38,674	$30,000

Supplemental non-cash investing and financing activities:
Accounts receivable paid through offset of long- term debt	$194,768	$242,860	$—

Capital lease obligations incurred for use of equipment	$—	$65,007	$138,437

Accounts payable incurred for the purchase of equipment and leasehold improvements	$—	$200,362	$833,824

Accrual related to asset retirement obligation	$82,000	$—	$—

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(1) Description of Business

The Company was incorporated on November 30, 1989, for the purpose of developing nanocrystalline materials for commercial production and sale in domestic and international markets.

Nanophase Technologies is a nanocrystalline materials developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterials for use in a variety of diverse markets: personal care, sunscreens, abrasion-resistant applications, environmental catalysts, antimicrobial products, and a variety of polishing applications, including semiconductors, hard disk drives, and optics. New markets and applications also are being developed. The Company targets markets in which it feels practical solutions may be found using nanoengineered products. The Company works with leaders in these target markets to identify their material and performance requirements.

The Company also recognizes regular revenue from a technology license and revenue from the occasional sale of production equipment to its technology licensee. Neither of these activities are expected to drive the long-term growth of the business.

Revenue from international sources approximated $755,921, $586,787, and $530,625, for the years ended December 31, 2003, 2002, and 2001, respectively.

The Company’s operations comprise a single business segment and all of the Company’s long-lived assets are located within the United States.

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

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

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

The Company’s typical credit terms are thirty days from shipment and invoicing.

The activity in the Allowance for Doubtful Accounts is as follows:

	2003	2002
Balance, Beginning of year	$25,000	$25,000
Charge offs	—	—
Recoveries	—	—
Provision	—	—

Balance, End of year	$25,000	$25,000

Inventory

Inventory is stated at the lower of cost, maintained on a first in, first out basis, or market. The Company has recorded allowances to reduce inventory relating to excess quantities of certain materials. Write-downs of inventories establish a new cost basis, which is not increased for future increases in market value of inventories or changes in estimated excess quantities.

Equipment and Leasehold Improvements

Equipment is stated at cost and is being depreciated over its estimated useful life (3-20 years) using the straight-line method. Leasehold improvements are stated at cost and are being amortized using the straight-line method over the shorter of the useful life of the asset or the term of the lease (1-16 years). Depreciation expense for leased assets is included with depreciation expense for owned assets. From time to time the company has self-constructed assets. These assets are stated at cost plus the capitalization of labor and have an estimated useful life (7-10 years) using the straight-line method.

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Reviews are performed whenever events or changes in circumstances

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

indicate that the carrying amount of assets may not be recoverable or that the useful life is shorter than originally estimated. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

Asset Retirement Obligations

In connection with its leased facilities, the Company is required to remove certain leasehold improvements upon termination of its occupancy. Effective January 1, 2003, the Company follows the provisions of SFAS 143, “Accounting for Asset Retirement Obligations”, under which the Company recognizes a liability for the fair value of its asset retirement obligations. The fair value of that liability is measured based on an expected cash flow approach, and accretion expense is recognized each period to recognize increases to the fair value of the liability due to the passage of time. Increases to the fair value of the liability, except for accretion, are added to the carrying value of the long-lived asset. Those increases are then reported in amortization expense over the estimated useful life of the long-lived asset.

The Company adopted the provisions of SFAS 143, as of January 1, 2003. At the date of adoption the Company recorded an asset retirement obligation and related asset in the amount of $82,000. The cumulative effect of the change on 2003 and the pro forma amounts for 2002, had the newly adopted method been applied retroactively, have not been presented because the amounts were immaterial to the financial statements. The effect of the implementation of this standard on 2003 resulted in an increase in net loss of $50, 551 (no effect on per common share calculation), comprised of $12,157 in accretion expense and $38,394 in amortization expense.

Activity in the asset retirement obligation account for the year ended December 31, 2003, is as follows:

2003
Balance, beginning	$—
Adoption of standard	82,000
Accretion due to passage of time	12,157

Balance, ending	$94,157

Intangibles

Intangible costs are included in other assets and are being amortized over the estimated useful life (17 years) of the respective patents and trademarks using the straight-line method.

Product Revenue

Product revenue consists of sales of product that are recognized when realized and earned. This occurs when persuasive evidence of an arrangement exists, title transfers via shipment of products or when delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

Other Revenue

Other revenue consists of revenue from research and development arrangements with non-governmental entities, fees from the transfer of technology, and the sale of production equipment that is designed and built by the Company. Such an equipment sale occurred in the first quarter of 2003. These types of equipment sales occur on occasion and are also treated as other revenue. Research and development arrangements include both cost-plus and fixed fee agreements and such revenue is recognized when specific milestones are met under the arrangements. Fees related to the transfer of technology are recognized when the transfer of technology to the acquiring party is completed and the Company has no further significant obligation. Royalties are recognized when earned pursuant to the contractual arrangement. Shipping and handling costs are included in other revenue when products are shipped and included in cost of goods sold when invoiced by the Company’s vendor.

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

Employee Stock Options

During 2003, 287,446 shares of common stock were issued pursuant to option exercises and 24,350 shares of common stock were issued in the form of an annual restricted stock grant to the Company’s outside directors, compared to 20,296 and 12,700 shares of common stock respectively, in 2002.

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

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

Pro forma information regarding net income is required by FASB No. 123, which also requires that the information be determined as if the Company had accounted for the employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2003, 2002, and 2001:

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model:

	Years Ended December 31,
	2003	2002	2001
U.S. Government zero coupon 7-year bond interest rates:	3.79%	4.93%	5.11%
Dividend yield:	0.00%	0.00%	0.00%
Weighted-average expected life of the option:	7 years	7 years	7 years
Volatility factors:	102.49%	78.36%	92.30%
Weighted-average fair value of the options granted:	$3.21	$4.905	$7.392

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the respective option. Because FASB No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma impact was not fully reflected until 2002. The pro-forma impact on the three years shown is meant to approximate the effects of the expensing of stock options.

The following table illustrates the effect on net loss and loss per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

	Years Ended December 31,
	2003	2002	2001
Net Loss:
As reported	$(5,827,650)	$(5,155,237)	$(5,740,243)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(1,824,906)	(2,298,786)	(1,545,469)

Pro forma net loss	(7,652,556)	(7,454,023)	(7,285,712)

Loss per share:
Basic - As reported	(0.38)	(0.35)	(0.42)
Basic - Proforma	(0.50)	(0.51)	(0.53)
Diluted - As reported	(0.38)	(0.35)	(0.42)
Diluted - Proforma	(0.50)	(0.51)	(0.53)

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

Fair Value of Financial Instruments

The Company’s financial instruments include investments, accounts receivable, accounts payable, accrued liabilities, and long-term debt. The fair values of all financial instruments were not materially different from their carrying values.

Net Loss Per Share

Net loss per common share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares of 342,652 for 2003, 476,473 for 2002, and 596,140 for 2001 are not included in the per share calculations because the effect of their inclusion would be anti-dilutive.

	Years ended December 31,
	2003	2002	2001
Net loss	$(5,827,650)	$(5,155,237)	$(5,740,243)

Weighted average common shares outstanding	15,391,537	14.551,479	13,667,062

Net loss per common share-basic and diluted	$(0.38)	$(0.35)	$(0.42)

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

Reclassifications

Certain items in the 2001 and 2002 financial statements have been reclassified to conform to the 2003 presentation with no effect on net loss.

(3) Investments

Investments at December 31, 2003 and 2002 were comprised of variable rate demand notes, certificates of deposit and a money market fund. These investments had an approximate fair value of $4,600,000 and $7,100,000 at December 31, 2003 and 2002, respectively. All investments have been classified as held-to-maturity. Included in investments is $581,489 and $640,464 at December 31, 2003 and 2002, respectively, in the form of certificates of deposit which are pledged as collateral, primarily for the Company’s business insurance premiums (see Note 7), and restricted as to withdrawal or usage. Investments held in short-term commercial paper have maturity days of less than 30 days and certificates of deposit have maturities ranging from 1 to 13 months.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

(4) Inventories

Inventories consist of the following:

	As of December 31,
	2003	2002
Raw materials	$393,995	$489,730
Finished goods	900,185	1,149,368

	1,294,180	1,639,098
Allowance for excess quantities	(611,181)	(657,264)

	$682,999	$981,834

The activity in the Allowance for Excess Inventory Quantities as follows:

	2003	2002
Balance, Beginning of year	$657,264	$631,002
Deductions(1)	(46,083)	(28,834)
Costs and Expenses	—	55,096

Balance, End of year	$611,181	$657,264

(1)	Reduction in inventory allowance as a result of the disposal or sale of inventories for which an allowance had previously been provided.

(5) Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	As of December 31,
	2003	2002
Machinery and equipment	$8,766,084	$7,916,217
Office equipment	366,460	348,926
Office furniture	75,871	75,871
Leasehold improvements	4,374,732	4,339,789
Construction in progress	74,029	755,762

	13,657,176	13,436,565
Less: Accumulated depreciation and amortization	(5,464,181)	(4,003,328)

	$8,192,995	$9,433,237

Depreciation expense was $1,460,853, $1,223,359, and $705,070, for the years ended December 31, 2003, 2002, and 2001, respectively.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

(6) Intangible Assets

The following is a summary of intangible assets at December 31, 2003 and 2002:

	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to Amortization:
Trademarks	$14,921	$5,062	$32,838	$9,968
Patents	167,249	56,000	155,643	46,408

	$182,170	$61,062	$188,481	$56,376

Amortization expense recognized on all amortizable intangibles totaled $9,949, $14,459 and $9,206 for the years ended December 31, 2003, 2002, and 2001, respectively.

Estimated aggregate amortization expenses for each of the next five years is as follows:

Year ending December 31:
2004	$10,993
2005	10,993
2006	10,993
2007	10,993
2008	10,993

(7) Pledged Assets and Long-Term Debt

In November 2000, the Company executed a three-year promissory note, held by the Company’s largest customer, in the amount of $1,293,895 for the construction of additional production capabilities at the Company’s Romeoville, Illinois facility. At December 31, 2003, 2002, and 2001, borrowings against this note amounted to $856,267, $1,051,035, and $1,293,895, respectively. The note bears interest at 8.45% per annum, with interest accruing beginning January 1, 2002, and the first payment commencing in February of 2002. The note is collateralized by certain powder coating, packaging, lab and related equipment. Contractually, the Company has seventeen months to pay back this note, based on a rate per kilogram of product shipped, with any remaining outstanding balance at June 1, 2005 becoming payable on demand. An estimated twelve months worth of payments are included in the current portion of the Company’s long-term debts.

In December 2002, the Company financed $595,000 in insurance premiums at 5.33% per annum through October 2003. The balance due on the note was $541,647 at December 31, 2002. In December 2003, the Company financed $430,000 in insurance premiums at 4.87% per annum through October 2004. The balance due on the note remained at $429,955 at December 31, 2003. The note is collateralized by a declining letter of credit to be reduced over the life of the obligation.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

(8) Lease Commitments

The Company leases its operating facilities under operating leases. Nanophase leases its Romeoville facility under an agreement whose initial term will expire in July 2006, with an option to extend the lease for two additional periods of five years each. The current monthly rent on this lease amounts to $24,100. Nanophase leases its Burr Ridge facility under an agreement whose initial term expired in September 1999. The Company has options to extend the lease for up to five additional one-year terms and is currently in the fifth additional one-year term, which expires in September 2004. The current monthly rent on this lease amounts to $9,403.

The following is a schedule of future minimum lease payments as required under the above operating leases:

Year ending December 31:
2004	$401,991
2005	310,653
2006	184,347

Total minimum payments required:	$896,991

Rent expense, including real estate taxes, under these leases amounted to $511,112, $516,352, and $523,615, for the years ended December 31, 2003, 2002, and 2001, respectively.

During the years ended December 31, 2003 and 2002, the Company entered into capital leases for equipment. At December 31, 2003 and 2002, equipment under capital leases cost $203,444 respectively, with accumulated depreciation of $87,350 and $59,417, respectively. The following is a schedule of future minimum lease payments as required under the above capital leases:

Year ending December 31:
2004	$46,413
2005	12,111

58,524
Less: Amount representing interest	(3,089)

Present value of net future minimum lease payments	55,435
Less: Current Portion	(43,609)

$11,826

(9) Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2003	2002
Accrued payroll and related expenses	$290,368	$445,970
Accrued professional services	124,622	181,149
Other	328,781	361,881

	$743,771	$989,000

(10) Research and Development Arrangements

The Company is party to a number of research and development arrangements with commercial entities, some of which provide revenues to the Company. These arrangements are generally short-term in nature and provided no revenues for the years ended December 31, 2003 and 2002, and $47,450 for 2001, respectively.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

(11) License Agreements

The Company was granted a non-exclusive license by a third party to make, use, and sell products of the type claimed in two U.S. patents. In consideration for this license, the Company agreed to pay royalties of 1% of net sales, as defined, and made an advance royalty payment of $17,500. Royalties under this agreement amounted to approximately $25,600, $37,000, and $35,200 for the years ended December 31, 2003, 2002, and 2001, respectively

In December 1997, the Company entered into a license agreement whereby the Company granted a royalty-bearing exclusive right and license, as defined, to purchase, make, use and sell nanocrystalline materials in designated parts of Asia to C. I. Kasei, a division of Itochu Corporation (“CIK”). Under this agreement, the Company also will earn royalties on net sales of manufactured products containing nanocrystalline materials. The agreement also provided for minimum sales targets and minimum royalty payments to maintain exclusivity. The agreement expires on March 31, 2013 unless earlier terminated as provided therein. The Company recorded royalty revenues, classified as “Other Revenue” on the Statements of Operations, under this agreement of $300,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

(12) Income Taxes

The Company has net operating loss carryforwards for tax purposes of approximately $52,400,000 at December 31, 2003, which expire between 2005 and 2023.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes consist of the following:

	As of December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$20,441,000	$17,612,000
Foreign tax credit carryforward	156,000	246,000
Inventory and other allowances	258,000	281,000
Excess (tax) book depreciation	(126,000)	(32,000)
Other accrued costs	68,000	95,000

Total deferred tax assets	20,797,000	18,202,000
Less: Valuation allowance	(20,797,000)	(18,202,000)

Deferred income taxes	$—	$—

The valuation allowance increased $2,595,000 for the year ended December 31, 2003 due principally to the increase in the net operating loss carryforward and uncertainty as to whether future taxable income will be generated prior to the expiration of the carryforward period. Under the Internal Revenue Code, certain ownership changes, including the prior issuance of preferred stock and the Company’s public offering of common stock, may subject the Company to annual limitations on the utilization of its net operating loss carryforward.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

As a result of certain transactions with third parties operating in foreign countries, the Company may be subject to the withholding and payment of foreign income taxes as transactions are completed. Under the Internal Revenue Code, foreign tax payments may be used to offset federal income tax liabilities when incurred, subject to certain limitations. At December 31, 2003, the Company has a foreign tax credit carryforward of $156,000.

(13) Capital Stock

In October 1998, pursuant to a Stockholder Rights Agreement between the Nanophase and LaSalle National Association, as Rights Agent, the Company declared a dividend of one Preferred Stock Purchase Right (a “Right”) for each outstanding share of Company common stock on November 10, 1998. The Rights are not presently exercisable. Each Right entitles the holder, upon the occurrence of certain specified events, to purchase from the Company one ten-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at a purchase price of $25 per one-ten thousandth of a share (the “Purchase Price”). The Rights further provide that each Right will entitle the holder, upon the occurrence of certain specified events, to purchase from the Company, common stock having a value of twice the Purchase Price and, upon the occurrence of certain other specified events, to purchase from another entity into which the Company is merged or which acquires 50% or more of the Company’s assets or earnings power, common stock of such other entity having a value of twice the Purchase Price. In general, the Rights may be redeemed by the Company at a price of $0.01 per Right. The Rights expire on October 28, 2008. On September 5, 2003, in anticipation of the September 8, 2003 private placement to Grace Brothers Ltd., the Company amended its existing Stockholder Rights Agreement to revise the beneficial ownership threshold at which a person or group of persons becomes an “acquiring person” and triggers certain provisions under the Stockholder Rights Agreement. As revised, a person or group would become an “acquiring person” if that person or group becomes the beneficial owner of 35% or more of the outstanding shares of the Company’s stock. Prior to this amendment, the beneficial ownership threshold was 25%.

At December 31, 2003, 2,500 shares of authorized but unissued Preferred Stock have been reserved for future issuance regarding the Rights. In addition, 2,288,119 authorized but unissued shares of common stock have been reserved for future issuance upon exercise of stock options.

(14) Stock Options, Warrants, and Stock Grants

The Company has entered into stock option agreements with certain officers, employees, directors and three members of the Company’s former Advisory Board. At December 31, 2003, the Company had outstanding options to purchase 1,928,619 shares of common stock. The stock options generally expire ten years from the date of grant. Of the total number of options granted, 564,588 of the outstanding options vest over a five-year period, 1,325,950 vest over a three-year period from their respective grant dates and 38,081 vest on the eighth anniversary following their grant date.

Exercise prices are determined by the Compensation and Governance Committee of the Board of Directors and equal the estimated fair values of the Company’s common stock at the grant date. The table below summarizes all option activity through December 31, 2003:

	Number of Options	Exercise Price	Weighted Average Exercise Price
Outstanding at January 1, 2001	1,451,681	.112-11.625	3.876
Options granted during 2001	482,200	7.062-12.250	9.075
Options exercised during 2001	(105,212)	.432-7.625	2.888
Options canceled during 2001	(13,443)	1.727-10.875	6.749

Outstanding at December 31, 2001	1,815,226	.112-12.250	5.293

Options granted during 2002	297,900	3.780-6.650	6.554
Options exercised during 2002	(20,296)	.112-3.886	2.195
Options canceled during 2002	(5,980)	3.813-12.250	8.485

Outstanding at December 31, 2002	2,086,850	.112-11.625	5.495

Options granted during 2003	251,800	3.660-5.550	3.791
Options exercised during 2003	(287,446)	.432-3.886	2.078
Options canceled during 2003	(122,585)	3.660-10.875	6.689

Outstanding at December 31, 2003	1,928,619	.112-11.625	5.705

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

Information with respect to stock options outstanding and stock options exercisable at December 31, 2003 follows:

	Options Outstanding
	Number Outstanding at December 31, 2003	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
Range of Exercise Prices
$0.112-0.432	31,846.654		$0.287
$1.727-2.375	190,911	5.084	1.941
$2.813-3.886	675,947	5.644	3.622
$5.000-7.063	501,240	6.705	6.693
$7.625-11.625	528,675	5.757	9.118

	1,928,619

	Options Exercisable
	Number Exercisable at December 31, 2003	Weighted-Average Exercise Price
Range of Exercise Prices
$0.112-0.432	31,846	$0.287
$1.727-2.375	167,911	1.893
$2.813-3.886	406,737	3.576
$5.000-6.650	135,342	6.443
$7.063-10.188	438,035	7.601
$10.875-11.625	144,657	10.907

	1,324,528	5.708

Option shares exercisable at December 31, 2002 and 2001, were 1,186,504 and 787,210 and had a weighted average exercise price of $4.400 and $3.390, respectively.

In connection with the issuance of Series C convertible preferred stock in 1993, the Company issued common stock purchase warrants for 662,287 shares at no additional cost to the Series C convertible preferred stockholders. At the Company’s initial public offering on November 26, 1997, all preferred stock shares were converted to common stock shares. These warrants had an exercise price of $1.123 per share and expired upon the tenth anniversary of issuance. For the year ended December 31, 2002, 28,950 warrants were converted into 28,950 shares of common stock and were exercised for $32,511. At December 31, 2003 there were 453,001 warrants issued, outstanding, and exercisable. All of these outstanding warrants were issued pursuant to the Company’s September 8, 2003 private equity offering at a rate of one per common share purchased. Their exercise price is $4.415 per share and they expire on September 8, 2004. No warrants were exercised in 2003.

For the years ended December 31, 2003, 2002, and 2001, the Company recognized $74,268, $82,550, and $72,303 in stock compensation expense related to the grant of 24,350, 12,700, and 6,805

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

shares of stock to five directors respectively. Also, in December of 2002, an officer of the Company resigned, however, her services were retained on a consulting basis for one year. The terms of her consulting agreement allowed for all stock options previously granted to remain in effect during the term of this agreement, subject to her complying with all her obligations under the agreement. Upon the end of the term, any stock options previously granted became fully vested and exercisable in accordance with the applicable option agreement underlying each grant. Therefore, the Company is required to estimate the fair value of these options pursuant to accounting provided for under FASB No.123. The fair value of these options was estimated at December 6, 2002, the date the consulting agreement began through December 31, 2003, the termination date of the agreement. March 30, 2004 is the last date allowable to exercise these options. Using the Black-Scholes option pricing model to calculate the appropriate expense the Company recorded $79,750 in deferred compensation cost of which $12,681 was recognized as compensation expense in December of 2002 with the remaining $67,069 expensed in 2003. There is no cash impact to the Company with respect to this calculation, which is required under FAS No. 123.

(15) 401(k) Profit-Sharing Plan

The Company has a 401(k) profit-sharing plan covering substantially all employees who meet defined service requirements. The plan provides for deferred salary contributions by the plan participants and a maximum contribution by the Company not to exceed 3% of the participant’s salary. The Company contributions under this plan were $81,875, $82,618, and $81,579 for the years ended December 31, 2003, 2002, and 2001, respectively.

(16) Related Party Transactions

The Company terminated its consulting agreement with Dr. Richard W. Siegel, a director/stockholder, in July 2002. Payments under this agreement were $2,000 per month. Dr. Siegel remains a director of the Company.

(17) Significant Customers and Contingencies

Revenue from three customers constituted approximately 61.0%, 22.4%, and 10.7%, respectively, of the Company’s 2003 revenue. Amounts included in accounts receivable at December 31, 2003 relating to these three customers were approximately $557,000, $357,000 and $281,000, respectively. Revenue from these three customers constituted approximately 72.6%, 2%, and 6.8%, respectively, of the Company’s 2002 revenue. Amounts included in accounts receivable at December 31, 2002 relating to these three customers were approximately $610,000, $21,000, and $295,000, respectively.

The Company currently has supply agreements with BASF and RHEM that have contingencies outlined in them which could potentially result in the license of technology and/or, as provided for in the supply agreement, as amended on March 17, 2003, with the Company’s largest customer, the sale of production equipment, providing capacity sufficient to meet the customer’s production needs, from the Company to the customer, if triggered by the Company’s failure to meet certain performance requirements and/or certain financial condition covenants. The financial condition covenants included in the Company’s supply agreement with its largest customer “triggers” a technology transfer (license or, optionally, an equipment sale) in the event (a) that earnings of the Company for a twelve month period ending with its most recently published quarterly financial statements are less than zero and its cash, cash equivalents and investments are less than $2,000,000, (b) of an acceleration of any debt maturity having a principal amount of more than $10,000,000 or (c) the Company’s insolvency, as further defined within the agreement. In the event of an equipment sale, upon incurring a triggering event, the equipment would

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

be sold to the customer at 115% of the equipment’s net book value. In March 2003, the $2,000,000 “trigger” referenced above was reduced from $4,000,000 pursuant to an amendment to the supply agreement with the Company’s largest customer.

The Company believes that it has complied with all contractual requirements and that it has not had a “triggering event”. The Company further believes that the proceeds of the May 29, 2002 and September 8, 2003 private placements provide sufficient cash balances to avoid the first triggering event referenced above for the foreseeable future. Further, the Company expects, although such events are not guaranteed, to receive some portion of an additional $15 million in equity capital relating to its January 22, 2004 universal shelf registration filing and an additional $2 million in possible equity capital relating to the future exercise of warrants issued in its September 2003 fundraising prior to their expiration in September 2004. If a triggering event were to occur and the Company’s largest customer elected to proceed with the transfer and related sale mentioned above, the Company would receive royalty payments from its customer for products sold using the Company’s technology; however, the Company would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that would be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by the Company’s agreement with the customer. Such an event would also result in the loss of many of the Company’s key staff and line employees due to economic realities. The Company believes that its employees are a critical component of its success and would be difficult to replace and train quickly. Given the occurrence of such an event, the Company might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on the Company.

(18) Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Total revenue	$1,664,082	$1,307,536	$1,238,973	$1,236,070
Loss from operations	(1,420,886)	(1,539,950)	(1,350,130)	(1,450,106)
Net loss	(1,436,717)	(1,562,185)	(1,365,954)	(1,462,794)
Basic and diluted loss per share	(0.09)	(0.10)	(0.09)	(0.09)

2002
Total revenue	$1,407,683	$1,661,846	$1,253,410	$1,078,276
Loss from operations	(1,496,241)	(1,225,996)	(1,020,593)	(1,378,022)
Net loss	(1,494,695)	(1,252,698)	(995,785)	(1,412,059)
Basic and diluted loss per share	(0.11)	(0.09)	(0.07)	(0.09)

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

(19) Contingent Liabilities

In 1998, Harbour Court LPI, a small stockholder of the Company, sued us, several of the Company’s then-current and former officers and the underwriters of the Company’s initial public offering of common stock in the United States District Court for the Northern District of Illinois. The complaint alleged that the defendants had violated the federal Securities Exchange Act of 1934 by making supposedly fraudulent material misstatements and omissions of fact in connection with soliciting consents to the Company’s initial public offering from certain of its preferred stockholders. The supposed misrepresentations concerned purported mischaracterization of revenue that the Company received from its then-largest customer. The complaint further alleged that the suit should be maintained as a plaintiff class action on behalf of certain former preferred stockholders whose shares of preferred stock were converted into common stock in connection with the Company’s initial public offering. The complaint sought relief including unquantified compensatory damages and attorneys’ fees. In September 2000, each defendant answered the complaint, denying all wrongdoing. Following certain discovery, the Company agreed to settle all claims against all defendants for $800,000, plus up to an additional $50,000 for the cost of settlement administration. The settlement did not admit liability by any party. The Court ordered final approval of the settlement in January 2002 and concurrently dismissed the complaint with prejudice. In January 2003, the Court approved interim payment to plaintiffs of $17,102 in settlement administration costs. Because both the settlement and the settlement administration costs were funded by Nanophase’s directors and officers liability insurance, neither the settlement nor the settlement administration costs payments have had a material adverse effect on the Company’s financial position or results of operations.

In November 2001, George Tatz, a purchaser of 200 shares of the Company’s common stock, sued Nanophase and Joseph Cross, its president and CEO, in the United States District Court for the Northern District of Illinois. The complaint alleged that defendants violated the federal Securities Exchange Act of 1934 by making supposedly fraudulent material misstatements and omissions of fact in connection with the Company’s public disclosures, including certain press releases, concerning its dealings with Celox, a British customer. The complaint further alleged that the action should be maintained as a plaintiff class action on behalf of certain buyers who purchased shares of the Company’s common stock from April 5, 2001 through October 24, 2001. The complaint sought relief including unquantified compensatory damages and attorneys’ fees. In March 2002, plaintiff filed an amended complaint, alleging that the Company and four of its officers (Joseph Cross, its chief executive officer; Daniel Bilicki, its vice president of sales and marketing; Jess Jankowski, its acting chief financial officer; and Gina Kritchevsky, its then-current chief technology officer) were liable under the federal Securities Exchange Act of 1934 for making supposedly fraudulent material misstatements and omissions of fact in connection with the Company’s press releases, publicly-filed reports and other public disclosures concerning Nanophase’s relationship with Celox and the Company’s purportedly improper booking, and later reversal, of $400,000 in revenue from a one-time sale to that customer treated as a bill and hold transaction. The amended complaint alleged the same class and sought the same relief as in plaintiff’s initial complaint. In November 2002, defendants answered the amended complaint, denying all wrongdoing. Following initial discovery, on June 11, 2003, the Company agreed to settle all claims against all defendants for $2,500,000. On June 12, 2003, the court certified the class alleged in the amended complaint. On December 1, 2003, the court ordered final approval of the settlement and dismissed the amended complaint with prejudice. The settlement did not admit liability by any party. Because the settlement was funded by the Company’s directors and officers liability insurance, the settlement has not had a material adverse effect on Nanophase’s financial position or results of operations.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

(20) Subsequent Event

On March 23, 2004, the Company received $10,000,000 in gross proceeds in the form of an equity investment in exchange for 1,256,281 shares of common stock. The shares of common stock are restricted, and therefore, not freely saleable, until March 23, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2004.

NANOPHASE TECHNOLOGIES CORPORATION

By:	/s/ Joseph Cross
Joseph Cross
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2004.

Signature	Title
/s/ Joseph Cross Joseph Cross	President, Chief Executive Officer (Principal Executive Officer) and a Director

/s/ Jess Jankowski Jess Jankowski	Acting Chief Financial Officer, Corporate Controller, Treasurer and Secretary (Principal Financial and Accounting Officer)

/s/ Donald S. Perkins Donald S. Perkins	Chairman of the Board and Director

/s/ James A. Henderson James A. Henderson	Director

/s/ James A. McClung James A. McClung	Director

/s/ Jerry Pearlman Jerry Pearlman	Director

/s/ Richard Siegel Richard Siegel	Director

/s/ R. Janet Whitmore R. Janet Whitmore	Director

EXHIBIT INDEX

4.10	Stock Purchase Agreement dated March 23, 2004 between the Company and Altana Chemie AG.

4.11	Registration Rights Agreement dated March 23, 2004 between the Company and Altana Chemie AG.

10.26	Employment Agreement dated February 17, 2000 between the Company and Mr. Jess Jankowski.

10.27	Employment Agreement dated September 26, 2001 between the Company and Dr. Richard W. Brotzman.

10.28*	Amendment No. 1 to Cooperation Agreement dated February 25, 2004 between the Company and Rohm and Haas Electronic Materials CMP Inc. (formerly known as Rodel, Inc.).

10.29	Joint Development Agreement dated March 23, 2004 between the Company and Altana Chemie AG.

23.1	Consent of McGladrey & Pullen, LLP.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Confidentially requested, confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.