Form 10-Q
period 2004-03-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2004-05-14
CIK 883107

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act    Yes  ☐    No  ☒

As of May 13, 2004, there were outstanding 17,371,814 shares of Common Stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED MARCH 31, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$607,704	$399,999
Investments	14,163,741	4,562,364
Trade accounts receivable, less allowance for doubtful accounts of $25,000 at March 31, 2004 and December 31, 2003	934,153	1,244,490
Other receivable	24,214	24,214
Inventories, net	717,244	682,999
Prepaid expenses and other current assets	502,124	659,778

Total current assets	16,949,180	7,573,844

Equipment and leasehold improvements, net	7,868,778	8,192,995
Other assets, net	480,520	475,980

	$25,298,478	$16,242,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debts	$945,715	$1,034,379
Current portion of capital lease obligations	33,255	43,609
Accounts payable	685,659	438,304
Accrued expenses	855,881	743,771

Total current liabilities	2,520,510	2,260,063

Long-term debt, less current maturities	111,649	251,843
Long-term portion of capital lease obligations, less current maturities	6,321	11,826

	117,970	263,669

Contingent liabilities:	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 17,371,814 and 15,902,674 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	173,718	159,027
Additional paid-in capital	69,693,919	59,297,135
Accumulated deficit	(47,207,639)	(45,737,075)

Total stockholders’ equity	22,659,998	13,719,087

	$25,298,478	$16,242,819

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2004	2003
Revenue:
Product revenue	$1,066,138	$1,350,338
Other revenue	227,221	313,744

Total revenue	1,293,359	1,664,082

Operating expense:
Cost of revenue	1,213,110	1,546,722
Research and development expense	474,885	461,537
Selling, general and administrative expense	1,058,944	1,076,709

Total operating expense	2,746,939	3,084,968

Loss from operations	(1,453,580)	(1,420,886)
Interest income	14,661	22,064
Interest expense	(24,838)	(30,395)
Other, net	693	—

Loss before provision for income taxes	(1,463,064)	(1,429,217)
Provision for income taxes	(7,500)	(7,500)

Net loss	$(1,470,564)	$(1,436,717)

Net loss per share-basic and diluted	$(0.09)	$(0.09)

Weighted average number of common shares outstanding	16,209,660	15,161,686

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2004	Three months ended March 31, 2003
Operating activities:
Net loss	$(1,470,564)	$(1,436,717)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	353,799	359,364
Stock compensation expense	—	11,128
Allowance for excess inventory quantities	(1,543)	(1,933)
Changes in assets and liabilities related to operations:
Trade accounts receivable	235,615	(241,381)
Other receivable	—	(4,060)
Inventories	(32,702)	293,313
Prepaid expenses and other assets	140,398	157,901
Accounts payable	247,355	249,662
Accrued liabilities	108,787	(257,982)

Net cash (used in) operating activities	(418,855)	(870,705)

Investing activities:
Acquisition of equipment and leasehold improvements	(13,543)	(95,311)
Payment of accounts payables incurred for the purchase of equip. and leasehold improvements	—	(200,362)
Purchases of held-to-maturity investments	(19,111,855)	(15,844,782)
Maturities of held-to-maturity investments	9,510,478	17,023,972

Net cash (used in) provided by investing activities	(9,614,920)	883,517

Financing activities:
Principal payment on debt obligations, including capital leases	(169,995)	(176,571)
Proceeds from borrowings	—	74,266
Proceeds from sale of common stock, net, and exercise of stock options	10,411,475	—

Net cash provided by (used in) financing activities	10,241,480	(102,305)

Increase (Decrease) in cash and cash equivalents	207,705	(89,493)
Cash and cash equivalents at beginning of period	399,999	445,684

Cash and cash equivalents at end of period	$607,704	$356,191

Supplemental cash flow information:
Interest paid	$24,838	$30,395

Supplemental non-cash investing and financing activities:
Accounts receivable paid through offset of long-term debt	$74,722	$78,473

Capital lease obligations incurred for use of equipment	$—	$65,007

Accounts payable incurred for the purchase of equipment and leasehold improvements	$—	$24,776

Accrual related to asset retirement obligation	$—	$82,000

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (“Nanophase” or the “Company”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

(2) Description of Business

The Company was incorporated on November 30, 1989 for the purpose of developing nanocrystalline materials for commercial production and sale in domestic and international markets.

Nanophase Technologies is a nanocrystalline materials developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterials for use in a variety of diverse markets: personal care, sunscreens, abrasion-resistant applications, environmental catalysts, antimicrobial products and a variety of polishing applications, including semiconductors, hard disk drives and optics. New markets and applications also are being developed. The Company targets markets in which it feels practical solutions may be found using nanoengineered products. The Company works with leaders in these target markets to identify their material and performance requirements.

The Company also recognizes regular revenue from a technology license and revenue from the occasional sale of production equipment to its technology licensee. Neither of these activities are expected to drive the long-term growth of the business.

The Company’s typical credit terms are thirty days from shipment and invoicing.

Revenue from international sources approximated $110,000 and $318,000 for the three months ended March 31, 2004 and 2003, respectively.

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

(4) Inventories

Inventories consist of the following:

	March 31, 2004	December 31, 2003
Raw materials	$371,732	$393,995
Finished goods	955,150	900,185

	1,326,882	1,294,180
Allowance for excess inventory quantities	(609,638)	(611,181)

	$717,244	$682,999

(5) Employee Stock Options and Warrants

During the three months ended March 31, 2004, 212,859 shares of Common Stock were issued pursuant to option exercises and no shares were issued in the form of annual restricted stock grants to the Company’s outside directors, compared to no shares of Common Stock being issued pursuant to option exercises and 24,350 shares being issued in the form of annual restricted stock grants to the Company’s outside directors, in the same period in 2003. During the three months ended March 31, 2004 there were 453,001 warrants outstanding, with none being converted and no warrants were outstanding during the same period in 2003.

As permitted by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123), the Company accounts for stock options granted to employees in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). As long as the exercise price of the options granted equals the estimated fair value of the underlying stock on the measurement date, no compensation expense is recognized by the Company for these options. SFAS No. 123 established an alternative fair value method of accounting for stock-based compensation plans. As required by SFAS No. 123 for companies using APB No. 25 for financial reporting purposes, the Company makes pro forma disclosures regarding the impact on net loss of using the fair value method of SFAS No. 123.

Pro forma information regarding net income is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for the employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2004 and 2003. No options were granted for the three months ended March 31, 2004.

The Black-Scholes option pricing model:

	March 31, 2004	March 31, 2003
U.S. Government zero coupon 7-year bond interest rates:	3.31%	3.34%

Dividend yield:	0.00%	0.00%

Weighted-average expected life of the option:	7 years	7 years

Volatility factors:	106.92%	59.25%

Weighted-average fair value of the options granted:	N/A	$2.254

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the respective option. Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma impact was not fully reflected until 2002. The pro forma impact for the three months ended March 31, 2004 and 2003 shown is meant to approximate the effects of the expensing of stock options.

The following table illustrates the effect on net loss and loss per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in SFAS No. 123, Accounting for Stock-Based Compensation):

	March 31, 2004	March 31, 2003
Net Loss:
As reported	$(1,470,564)	$(1,436,717)

Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(268,111)	(505,258)

Pro forma net loss	(1,738,675)	(1,941,975)

Loss per share:

Basic - As reported	(0.09)	(0.09)

Basic – Pro forma	(0.11)	(0.13)

Diluted - As reported	(0.09)	(0.09)

Diluted – Pro forma	(0.11)	(0.13)

(6) Significant Customers and Contingencies

Revenue from three customers constituted approximately 73.7%, 14.8% and 5.9%, respectively, of the Company’s total revenue for the three months ended March 31, 2004. Amounts included in accounts receivable on March 31, 2004 relating to these three customers were approximately $436,000, $150,000 and $356,000, respectively. Revenue from these three customers constituted approximately

67.0%, 12.6% and 18.8% respectively, of the Company’s total revenue for the three months ended March 31, 2003. Amounts included in accounts receivable on March 31, 2003 relating to these three customers were approximately $438,000, $159,000 and $522,000, respectively.

The Company currently has supply agreements with BASF Corporation (“BASF”) and Rohm and Haas Electronic Materials (“RHEM”), the Company’s two largest customers, that have contingencies outlined in them which could potentially result in the license of technology and/or the sale of production equipment, providing capacity sufficient to meet the customer’s production needs, from the Company to the customer, if triggered by the Company’s failure to meet certain performance requirements and/or certain financial condition covenants. The financial condition covenants in the Company’s supply agreement with its largest customer, as amended on March 17, 2003, “triggers” a technology transfer (license or, optionally, an equipment sale) in the event (a) that earnings of the Company for a twelve month period ending with its most recently published quarterly financial statements are less than zero and its cash, cash equivalents and investments are less than $2,000,000, (b) of an acceleration of any debt maturity having a principal amount of more than $10,000,000 or (c) the Company’s insolvency, as further defined within the agreement. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at 115% of the equipment’s net book value. In March 2003, the $2,000,000 “trigger” referenced above was reduced from $4,000,000 pursuant to an amendment to the supply agreement with the Company’s largest customer.

The Company believes that it has complied with all contractual requirements and that it has not had a “triggering event”. The Company further believes that the proceeds of the May 29, 2002 and September 8, 2003 private placements and its equity investment on March 23, 2004 provide sufficient cash balances to avoid the first triggering event referenced above for the foreseeable future. Further, the Company expects, although such events are not guaranteed, to receive some portion of an additional $15 million in equity capital relating to its January 22, 2004 universal shelf registration filing and an additional $2 million in possible equity capital relating to the future exercise of warrants issued in its September 2003 fundraising prior to their expiration in September 2004. If a triggering event were to occur and BASF elected to proceed with the transfer and related sale mentioned above, the Company would receive royalty payments from its customer for products sold using the Company’s technology; however, the Company would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by the Company’s agreement with the customer. Such an event would also result in the loss of many of the Company’s key staff and line employees due to economic realities. The Company believes that its employees are a critical component of its success and could be difficult to replace and train quickly. Given the occurrence of such an event, the Company might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on the Company.

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

In 2001, George Tatz, a purchaser of 200 shares of the Company’s common stock, filed a separate complaint in the United States District Court for the Northern District of Illinois against the Company and Joseph Cross, its president and CEO. The complaint alleged that defendants violated the federal Securities Exchange Act of 1934 by making supposedly fraudulent material misstatements of fact in connection with the Company’s public disclosures concerning the Company’s dealings with Celox, a British customer. The complaint further alleged that the action should be maintained as a plaintiff class action on behalf of certain persons who purchased shares of the Company’s common stock from April 5, 2001 through October 24, 2001. The complaint sought relief including unquantified compensatory damages, attorneys’ and expert witness’ fees. Plaintiff subsequently filed an amended complaint, alleging that the Company and four of its current or former officers (Joseph Cross; Daniel Bilicki, its vice president of sales and marketing; Jess Jankowski, its then-acting chief financial officer; and Gina Kritchevsky, its former chief technology officer) were liable under the federal Securities Exchange Act of 1934 for making supposedly fraudulent material misstatements of fact in connection with the Company’s public disclosures concerning the Company’s relationship with Celox and the Company’s purportedly improper booking, and later reversal, of $400,000 in revenue from a one-time sale to Celox treated as a bill and hold transaction. The amended complaint alleged the same putative class and sought the same relief as in plaintiff’s initial complaint. In November 2002, defendants answered the amended complaint denying all wrongdoing. Following discovery, in June 2003, the Company agreed to settle all claims against all defendants for $2,500,000. Thereafter, the Court certified the class alledged in the amended complaint. On December 1, 2003, the Court ordered final approval of the settlement and concurrently dismissed the amended complaint with prejudice. The settlement did not admit liability by any party. Because the settlement was funded by the Company’s directors and officers liability insurance, the settlement has not had a material adverse effect on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nanophase Technologies is a nanocrystalline materials developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterials for use in a variety of diverse markets: personal care, sunscreens, abrasion-resistant applications, environmental catalysts, antimicrobial products and a variety of polishing applications, including semiconductors, hard disk drives and optics. The Company targets markets in which it feels practical solutions may be found using nanoengineered products. The Company works closely with leaders in these target markets to identify their material and performance requirements. Newer developed technologies have made certain new products possible and opened potential new markets. With the commercialization of the Company’s new NanoArc™ synthesis and new dispersion technologies in 2002, and the expansion of these capabilities in 2003, Nanophase is focusing on penetrating the chemical-mechanical-planarization (“CMP”) and fine polishing markets. CMP is the process of polishing various types of integrated circuits or chips to be used in various commercial electronics applications. Management believes that the Company’s inroads in the CMP and fine polishing markets would have been very difficult without the Company being able to produce its materials to exacting specifications verified by in-house and customer-based testing. Management expects growth in end-user (customers of Nanophase’s customers) adoption in 2004 and revenue growth beginning in 2005 in both of these areas.

From its inception in November 1989 through December 31, 1996, the Company was in the development stage. During that period, the Company primarily focused on the development of its manufacturing processes in order to transition from laboratory-scale to commercial-scale production. As a result, the Company developed an operating capacity to produce significant quantities of its nanocrystalline materials for commercial sale. The Company was also engaged in the development of commercial applications and formulations and the recruiting of marketing, technical and administrative personnel. Since January 1, 1997, the Company has been engaged in commercial production and sales of its nanocrystalline materials, and the Company no longer considers itself in the development stage. From inception through March 31, 2004, the Company was primarily capitalized through the private offering of approximately $32.0 million of equity securities prior to its initial public offering, its initial public offering of $28.8 million of common stock in November of 1997, its private offering of $6.2 million of common stock in May of 2002, its private offering of $2.0 million of common stock in September of 2003, and its equity investment of $10.0 million in March 2004, each net of issuance costs. The Company has incurred cumulative losses of $47.2 million from inception through March 31, 2004.

Critical Accounting Policies

The Company utilizes certain accounting measurements under applicable generally accepted accounting principles, which involve the exercise of management’s judgment about subjective factors and estimates about the effect of matters which are inherently uncertain. Actual results may differ from these estimates. The following is a summary of those accounting measurements that involve business judgments which the Company believes are most critical to Nanophase’s reported results of operations and financial condition. The Company’s significant accounting policies are more fully described in Note 2 to the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

Revenue Recognition. Product revenue consists of sales of product that are recognized when realized and earned. This occurs when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Other revenue consists of revenue from research and development arrangements with non-governmental entities, fees from the transfer of technology, and the sale of production equipment that is designed and built by the

Company. Such sale of equipment last occurred in the first quarter of 2003. These types of equipment sales occur on occasion and are also treated as other revenue. This transaction is discussed in further detail below. Research and development arrangements include both cost-plus and fixed fee agreements and such revenue is recognized when specific milestones are met under the arrangements. Fees related to the transfer of technology are recognized when the transfer of technology to the acquiring party is completed and the Company has no further significant obligation. Royalties are recognized when earned pursuant to the contractual arrangement.

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

Results of Operations

Total revenue decreased to $1,293,359 for the three months ended March 31, 2004, compared to $1,664,082 for the same period in 2003. A substantial majority of the Company’s revenue for the three months ended March 31, 2004 is from the Company’s three largest customers. See Note 6 to the Financial Statements for additional information regarding the revenue we derived from these three customers in the first quarter of 2004. Product revenue decreased to $1,066,138 for the three months ended March 31, 2004, compared to $1,350,338 for the same period in 2003. The decrease in product revenue was primarily attributed to decreased sales of sunscreen and personal care materials to BASF, the Company’s largest customer in the first quarter of 2004 and decreased sales of CMP materials to Rohm and Haas Electronic Materials CMP, Inc. (“RHEM,” formerly known as Rodel, Inc.), the Company’s second largest customer in the first quarter of 2004. The Company and its largest customer currently have a technology agreement in place to jointly develop the second generation of sunscreen nanomaterials and for other potential personal care applications. Management expects increased demand for existing sunscreen and personal care materials, as well as the launch of several new applications, in 2004 when compared to 2003 levels.

Other revenue decreased to $227,221 for the three-month period ended March 31, 2004, compared to $313,744 for the same period in 2003. The decrease was largely due to revenue in the amount of $226,450 from the sale of a physical-vapor-synthesis (“PVS”) reactor in March of 2004 to C.I. Kasei, the Company’s Japanese licensee and third largest customer in the first quarter of 2004. These types of equipment sales occur on occasion (not on a regular basis) and are treated as other revenue. This decrease was somewhat offset by first quarter revenue of $150,000 in technology development funding from RHEM. This technology development funding from RHEM is part of its $600,000 commitment in 2004 described below.

In February of 2004, the Company amended its original agreement with RHEM. This amendment allows for RHEM to maintain exclusivity based upon it purchasing lower dollar amounts of nanocrystalline materials, while extending the agreement through 2009. This amendment does not require RHEM to purchase any materials from the Company in 2004, but it does require an aggregate of $600,000 in development funding be paid to Nanophase in four equal quarterly installments in 2004 to support its efforts in joint slurry product development with RHEM for current and future semiconductor technologies. Both companies remain optimistic over market adoption of the initial product in 2004 or 2005. In an additional smaller volume fine polishing application, the Company was selected as the recommended nanoparticle dispersion polishing supplier by a leading manufacturer of optical polishing equipment. Management believes that this vote of confidence, while not relating to substantial direct revenue, will help to establish Nanophase as a supplier of quality materials in the fine polishing market in general.

The majority of the total revenue generated during the period ended March 31, 2004 was from customers in the healthcare (sunscreens) and CMP markets and came principally from the Company’s current two largest customers described above.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue decreased to $1,213,110 for the three months ended March 31, 2004, compared to $1,546,722 for the same period in 2003. The decrease in cost of revenue was generally attributed to decreased revenue volume and the Company’s continued efficiencies in reducing its variable manufacturing costs on nanomaterials, somewhat offset by increases in raw materials and healthcare costs. At current revenue levels, with the contribution from other revenue, the Company has generated a modest positive gross margin. The Company’s margins have been impeded by not having enough revenue to absorb the manufacturing overhead that is required to work with current customers and the new ones the Company expects to have. The extent to which the Company’s margins remain positive, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume and the Company’s ability to continue to cut costs. As product revenue volume increases, this will result in more of the Company’s fixed manufacturing costs being absorbed, leading to increased margins. The Company expects to continue reducing its product manufacturing costs in 2004 but may or may not continue to operate at a positive gross margin in 2004.

Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with the Company’s development or acquisition of new product applications and coating formulations and the cost of enhancing the Company’s manufacturing processes. For example, the Company is currently engaged in research to enhance its ability to disperse its material in a variety of organic and inorganic media for use as coatings and polishing materials. Recently, the Company has demonstrated the capability to produce pilot quantities of mixed-metal oxides in a single crystal phase. These materials include Cerium/Zirconium oxide, Cerium/Lanthanum/Zirconium oxide, Cerium/Praeseodymium/Zirconium oxide and Cerium Samarium oxide. The Company does not expect development of further variations on these materials to present material technological challenges. Many of these materials exhibit performance characteristics that can enable them to serve in various catalytic applications. This development has been driven largely by customer demand. Management is now working on several related commercial applications. The Company expects that this technique should not be difficult to scale to large quantity commercial volumes once application viability and firm demand are established. The Company also has an ongoing advanced engineering effort that is primarily focused on the development of new nanomaterials as well as the refinement of existing nanomaterials. The Company has recently expanded its palette of materials to include nanoscale copper oxide and bismuth oxide for potential use in a variety of applications. The Company is not certain when or if any significant revenue will be generated from the production of the materials described above. Research and development expense increased to $474,885 for the three months ended March 31, 2004, compared to $461,537 in 2003. The increase in research and development expense was largely attributed to increased salaries, depreciation and health insurance expenses. These increases were partially offset by decreased spending in consultant and materials expense. The Company does not expect research and development expense to increase significantly in 2004 from amounts incurred in 2003.

Selling, general and administrative expense decreased to $1,058,944 for the three-month period ended March 31, 2004, compared to $1,076,709 for the same period in 2003. The net decrease was primarily attributed to decreases in legal fees and directors and officers insurance expense. These decreases were partially offset by increases in salaries, health insurance, audit fees and travel expenses.

Interest income decreased to $14,661 for the three-month period ended March 31, 2004, compared to $22,064 for the same period in 2003. This decrease was primarily due to a reduction in funds available for investment.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and investments amounted to $14,771,445 on March 31, 2004, compared to $4,962,363 at December 31, 2003. The net cash used in the Company’s operating activities was $418,855 for the three months ended March 31, 2004, compared to $870,705 for the same period in 2003. Net cash used in investing activities, which is due to purchases of securities and to a lesser extent capital expenditures offset partially by maturities of securities, amounted to $9,614,920 for the three months ended March 31, 2004 compared to $883,517 of net cash provided by investing activities for the same period in 2003. Capital expenditures, primarily related to the continued build-out of the Company’s new pilot manufacturing and powder blending facilities within its Romeoville, Illinois facility and further expansion of the Company’s existing manufacturing facility in Burr Ridge, Illinois and the purchase of related operating equipment, amounted to $13,543 and $95,311 for the three months ended March 31, 2004 and 2003, respectively. During the first half of 2004, the Company expects to complete implementation of a physical vapor synthesis (a PVS) process innovation, within the current capital budget, that is expected to increase PVS reactor output by 20% to 30%. The Company expects that this innovation should result in the need for less future capital as the Company’s PVS reactor-produced business grows. Currently, all sunscreen and personal care nanomaterials are manufactured via the PVS process. Net cash provided by financing activities is primarily due to the Company securing financing through an equity investment in March 2004 and, to a lesser extent, by the issuance of shares of common stock pursuant to the exercise of options, partially offset by principal payments on debt and capital lease obligations, amounting, in total, to $10,241,480 for the three months ended March 31, 2004, compared to $102,305 of net cash used in financing activities for the same period in 2003.

On March 23, 2004, the Company sold, in a private placement to Altana Chemie AG (“Altana”), 1,256,281 shares of common stock at $7.96 per share and received gross proceeds of $10.0 million. On January 22, 2004, the Company filed a universal shelf registration statement with the Securities and Exchange Commission to allow Nanophase to offer up to $15.0 million of Nanophase securities, in the form of common stock or various types of debt securities, in the future. The registration statement relating to these securities has not yet been declared effective by the Securities and Exchange Commission. On

September 8, 2003, the Company secured equity funding through a private placement offering with Grace Brothers, Ltd., its largest investor. The Company issued 453,001 shares of additional common stock at $4.415 per share and received gross proceeds of $2.0 million. Grace Brothers, Ltd. also has the right to purchase an additional 453,001 shares for an additional $2.0 million pursuant to the terms of a warrant issued in such private placement. In accordance with the terms of such private placement, the Company intends to file a registration statement for such 453,001 shares and the additional 453,001 shares issuable upon exercise of the warrant. On May 29, 2002, the Company secured equity funding through a private placement offering. The Company issued 1.37 million shares of additional common stock at $5.00 per share and received gross proceeds of $6.85 million. Net proceeds were approximately $6.2 million after commissions, legal, accounting and other costs. The Company intends to use the remaining proceeds from the foregoing offerings to fund expected growth in new markets as well as to provide for expanded working capital needs expected to arise as sales volume grows and pay existing debts.

The Company’s supply agreement with its largest customer contains several financial covenants which could potentially impact the Company’s liquidity. The most restrictive financial covenants under this agreement require the Company to maintain a minimum of $2.0 million in cash, cash equivalents and investments and no more than $10.0 million in debt, in order to avoid triggering a transfer of technology and equipment to the Company’s largest customer. The Company had approximately $14.8 million in cash, cash equivalents and investments and debt of less than $1.1 million at March 31, 2004. Management expects that the proceeds received from the September 2003 private placement offerings, as well as the proceeds from the March 23, 2004 equity investment from Altana, should be sufficient to enable the Company to comply with these financial covenants for the foreseeable future. Further, the Company expects, although such events are not guaranteed, to receive at least some portion of an additional $15.0 million in equity capital in 2004 relating to its January 22, 2004 universal shelf registration filing and an additional $2.0 million in possible equity capital relating to the future exercise of warrants issued in its September 2003 fundraising prior to their expiration in September 2004. This additional funding should further allow the Company to avoid the above mentioned triggering event for the foreseeable future. This supply agreement and its covenants are more fully described in Note 6 to the Company’s Financial Statements. See “Risk Factors—We may need to raise additional capital in the future”.

In November 2000, the Company executed a three-year promissory note, held by the Company’s largest customer, in the amount of $1,293,895 for the construction of additional production capabilities at the Company’s Romeoville, Illinois facility. Borrowings against this note amounted to $781,544 on March 31, 2004. The note bears interest at 8.45% per annum and is collateralized by certain powder coating, packaging, lab and related equipment. Contractually, the Company has fourteen months to pay back this note, based on a rate per kilogram of product shipped, with any remaining outstanding balance on June 1, 2005 becoming payable on demand.

The Company believes that cash from operations and cash, cash equivalents and investments on hand and interest income thereon, will be adequate to fund the Company’s operating plans for the foreseeable future. The Company’s actual future capital requirements in 2004 and beyond will depend, however, on many factors, including customer acceptance of the Company’s current and potential nanocrystalline materials and product applications, continued progress in the Company’s research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand the Company’s manufacturing capabilities and to market and sell the Company’s materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with the Company’s existing customers. The Company expects that capital spending relating to currently known capital needs in 2004 will be somewhat greater than the Company’s $220,611 in capital expenditures in 2003, but could be even greater due to the factors discussed above.

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

On March 31, 2004, the Company had a net operating loss carryforward of approximately $53.9 million for income tax purposes. Because the Company may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2014. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, the Company has concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. On March 31, 2004, the Company also had a foreign tax credit carryforward of $156,000, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire in 2014, if not utilized before that date.

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

We have incurred net losses in each year since our inception with net losses of $5.74 million in 2001, $5.16 million in 2002 and $5.83 million in 2003. As of March 31, 2004, we had an accumulated deficit of approximately $47.2 million and presently expect to continue to incur losses on an annual basis through at least the end of 2004. We believe that our business depends, among other things, on our ability to significantly increase revenue. If revenue fails to grow at anticipated rates or if operating expenses increase without a commensurate increase in revenue, or if we fail to adjust operating expense levels accordingly, then the imbalance between revenue and operating expenses will negatively impact our cash balances and our ability to achieve profitability in future periods.

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

Sales to BASF, RHEM and C.I. Kasei, a division of Hochu Corporation, accounted for approximately 94% of total revenue for the year ended December 31, 2003, and sales to the same three customers accounted for approximately 81% of total revenue in 2002. These three customers also represented a significant majority of total revenue for the three months ended March 31, 2004, as described in Note 6 to the Financial Statements. For the years ended December 31, 2003 and 2002, BASF accounted for 61% and 73% of our total revenue, respectively. If we were to lose, or receive significantly decreased orders from, any of these three customers, then our results of operations would be materially harmed. While our agreements with our three largest customers are long-term agreements, they may be terminated by the customer with reasonable notice and do not provide any guarantees that these customers will continue to buy our products. In addition, while our agreements with our three largest customers contain minimum order requirements, the only repercussion under the agreements for missing the minimum order requirement is that we would be freed from the exclusivity obligations under these contracts.

We have been consistently expanding both our marketing and business development efforts and our production efficiency in order to address the issues of our dependence upon a limited amount of customers, enhancement of gross profit and operating cash flows, and the achievement of profitability. We currently have customers that may grow to the point where they generate significant revenues and margins as relationships expand. Given the special nature of our products, and the fact that markets for them are not yet fully developed, it is difficult to accurately predict when additional large customers will materialize. On a going forward basis, our margins, as a percentage of revenue, will be dependent upon revenue mix, revenue volume, and our ability to continue to cut costs. The extent of the growth in revenue volume, and the related gross profit that this revenue generates, will be the main drivers in generating positive operating cash flows and, ultimately, net income.

Any downturn in the markets served by us would harm our business.

A majority of our products are incorporated into products such as sunscreens, polishing slurries, personal care and to a lesser extent abrasion-resistant coatings for flooring and catalytic converters. These markets have from time to time experienced cyclical, depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions. These industry downturns have resulted in reduced product demand and declining average selling prices. Our business would be harmed by any future downturns in the markets that we serve.

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

In addition, the development agreements with some of our larger customers contain provisions that require us to license our intellectual property to these customers on disadvantaged terms and/or transfer equipment to these customers in the event that we materially breach these agreements or fail to meet satisfy certain financial covenants. For example, see “Risk Factors-We may need to raise additional capital in the future.”

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

Our intellectual property is important to our business. We seek to protect our intellectual property through patent, trademark, trade secret protection and confidentiality or license agreements with our employees, customers, suppliers and others. Our means of protecting our intellectual property rights in the United States or abroad may not be adequate and others, including our competitors, may use our proprietary technology without our consent. We may not receive the necessary patent protection for any applications pending with the U.S. Patent and Trademark Office (“USPTO”) and any of the patents that we currently own or license may not be sufficient to keep competitors from using our materials or processes. In addition, patents that we currently own or license may not be held valid if subsequently challenged by others and others may claim rights in the patents and other proprietary technology that we own or license. Additionally, others may have already developed or may subsequently develop similar products or technologies without violating any of our proprietary rights. If we fail to obtain patent protection or preserve our trade secrets, we may be unable to effectively compete against others offering similar products and services. In addition, if we fail to operate without infringing the proprietary rights of others or lose any license to technology that we currently have or will acquire in the future, we may be unable to continue making the products that we currently make.

Moreover, at times, attempts may be made to challenge the prior issuance of our patents. For example, the USPTO has granted a third-party request for re-examination with respect to one patent relating to one of our nanoparticle manufacturing processes. While we will vigorously defend our patent position, we may not be successful in maintaining the scope of the claims of this patent during re-examination. If our patent claims are narrowed substantially by the USPTO, the patent coverage afforded our nanoparticle manufacturing process could be impaired, which could impede the extent of our legal protection of the invention that is subject to this patent and potentially harm our business and operating results.

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

The advanced materials industry is new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. The market for materials having the characteristics and potential uses of our nanocrystalline materials is the subject of intensive research and development efforts by both governmental entities and private enterprises around the world. We believe that the level of competition will increase further as more product applications with significant commercial potential are developed. The nanocrystalline product applications that we are developing will compete directly with products incorporating both conventional and advanced materials and technologies. While we are not currently aware of the existence of commercially available competitive products with the same attributes as those we offer, other companies may develop and introduce new or competitive products. Our competitors may succeed in developing or marketing materials, technologies and better or less expensive products than the ones we offer. In addition, many of our potential competitors have substantially greater financial and technical resources and greater manufacturing and marketing capabilities than we do. If we fail to improve our current and potential nanocrystalline product applications at an acceptable price, or otherwise compete with producers of conventional materials, we will lose market share and revenue to our competitors.

We may need to raise additional capital in the future. lf we are unable to obtain adequate funds, we may be required to delay, scale-back or eliminate some of our manufacturing and marketing operations or we may need to obtain funds through arrangements on less favorable terms or we may be required to transfer equipment to our largest customer.

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

We currently have a supply agreement with BASF that contains provisions which could potentially result in a mandatory transfer of technology and sale of production equipment to BASF providing capacity sufficient to meet BASF’s production needs. The transfer and related sale would be “triggered” only in the event that one of the following occurs:

•	our earnings for a twelve month period ending with our most recently published quarterly financial statements are less than zero and our cash, cash equivalents and investments are less than $2,000,000, or

•	any lender accelerates any debt in excess of $10,000,000, or we become insolvent as defined in the supply agreement.

In the event of a triggering event where we are required to sell to BASF production equipment providing capacity sufficient to meet BASF’s production needs, the equipment would be sold at 115% of the equipment’s net book value.

We believe that we have complied with all contractual requirements and that we have not had a “triggering event.” We further believe that the proceeds of the May 29, 2002 and September 8, 2003 private placements, in addition to the proceeds from the equity investment by Altana on March 23, 2004, should provide sufficient cash balances to avoid the first triggering event referenced above for the foreseeable future. Further, we expect, although such events are not guaranteed, to receive at least some portion of an additional $15,000,000 million in equity capital in 2004 relating to our January 22, 2004 universal shelf registration filing and to receive an additional $2,000,000 in possible equity capital relating to the future exercise of warrants relating to the September 2003 fundraising. If a triggering event were to occur and BASF elected to proceed with the transfer and related sale mentioned above, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that would be purchased and removed by BASF pursuant to this triggering event could take six months to a year. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets pursuant to our agreement with BASF. This shortfall might put us in a position where it would be difficult to secure additional funding given what would then be an already tenuous cash position. Such an event would also result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success and would be difficult to quickly replace and train. Given the occurrence of such an event, we might not be able to hire and retrain skilled employees given the stigma relating to such an event and its impact on us. We might elect to effectively reduce our size and staffing to a point where we could remain a going concern in the near term.

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

We may be subject to product liability claims in the event that any of our nanocrystalline product applications are alleged to be defective or cause harmful effects. Because our nanocrystalline materials are used in other companies’ products, to the extent our customers become subject to suits relating to their products, such as medical implants and cosmetic and skin-care products, these claims may also be asserted against us. We may incur significant costs including payment of significant damages, in defending or settling product liability claims. We currently maintain insurance coverage in the amount of $10.0 million for product liability claims, which may prove not to be sufficient. Even if a suit is without merit and regardless of the outcome, claims can divert management time and attention, injure our reputation and adversely affect demand for our nanocrystalline materials.

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

The manufacture and use of certain products that contain our nanocrystalline materials are subject to intense governmental regulation, including regulations promulgated by the U.S. Food and Drug Administration, the U.S. Environmental Protection Agency and the U.S. Occupational Safety and Health Administration. As a result, we are required to adhere to the requirements of the regulations of governmental authorities in the United States and other countries. These regulations could increase our cost of doing business and may render some potential markets prohibitively expensive.

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

In particular, our board of directors is authorized to issue up to 24,088 shares of preferred stock (less any outstanding shares of preferred stock) with rights and privileges that might be senior to our common stock, without the consent of the holders of the common stock, including up to 2,500 shares of Series A Junior Participating Preferred Stock issuable under the 1998 Rights Agreement.

In addition, Section 203 of the Delaware General Corporations Law and the terms of our stock option plans may discourage, delay or prevent a change in control of our company.

Future sales of our common stock by existing stockholders could negatively affect the market price of our stock and make it more difficult for us to sell stock in the future.

Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding warrants and options may be resold pursuant to currently effective registration statements. As of May 6, 2004, there are:

•	15,662,532 shares of common stock that have been issued in registered offerings, upon the exercise of options under our equity incentive plan or in private placements and are freely tradable in the public markets,

•	1,397,983 shares of common stock that may be issued on the exercise of stock options outstanding and exercisable under our equity incentive plan;

•	453,001 shares of common stock (together with a warrant to purchase a like number of shares) that were issued pursuant to our September 8, 2003 private placement and may be registered for resale pursuant the terms of the Registration Rights Agreement executed in connection with this private placement. In accordance with the terms of such Registration Rights Agreement, the Company intends to file a registration statement for such 453,001 shares and the additional 453,001 shares issuable upon exercise of the warrant; and

•	1,256,281 shares of common stock that were issued pursuant to our March 23, 2004 private placement and may be registered for resale after March 23, 2006 pursuant the terms of the Registration Rights Agreement executed in connection with this private placement.

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

As of April 8, 2004, Bradford T. Whitmore, together with his affiliates, Grace Brothers, Ltd. and Grace Investments, Ltd., beneficially owned approximately 18.3% of the outstanding shares of our common stock. As a result, he has significant influence on matters submitted to our stockholders for approval, including proposals regarding:

•	any merger, consolidation or sale of all or substantially all of our assets; the election of members of our board of directors; and

•	any amendment to our certificate of incorporation.

The ownership position of Mr. Whitmore could delay, deter or prevent a change of control or adversely affect the price that investors might be willing to pay in the future for shares of our common stock. Mr. Whitmore’s interests may be significantly different from the interests of our other stockholders and he may vote the common stock he beneficially owns in ways with which our other stockholders disagree. Investors should also note that R. Janet Whitmore, one of our directors, is the sister of Mr. Whitmore.

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

Dilutive effect of private placements.

On May 29, 2002 we sold 1,370,000 shares of our common stock to selected accredited investors at a purchase price of $5.00 per share. On May 29, 2002 the closing sale price of our common stock, as reported on NASDAQ, was $5.15 per share. On September 8, 2003 we sold 453,001 shares of our common stock to Grace Brothers, Ltd. at a purchase price of $4.415 per share together with a warrant to purchase a like number of shares of common stock during the next twelve months also at a price of $4.415 per share. The share price for the common stock was determined based on the fifteen-day market closing average for our stock ending September 5, 2003. On September 8, 2003 the closing sale price of our common stock as reported on NASDAQ, was $5.50 per share. On March 23, 2004 we sold 1,256,281 shares of our common stock to Altana at a purchase price of $7.96 per share. On March 23, 2004 the closing sale price of our common stock, as reported on NASDAQ, was $8.26 per share. Each of these issuances of stock at below the then-current market price had a dilutive effect on existing common stockholders.

We have never paid dividends.

We currently intend to retain earnings, if any, to support our growth strategy. We do not anticipate paying dividends on our stock in the foreseeable future.

Safe Harbor Provision

Nanophase Technologies Corporation wants to provide investors with more meaningful and useful information. As a result, this Quarterly Report on Form 10-Q (the “Form 10-Q”) contains and incorporates by reference certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company’s current expectations of the future results of its operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2004 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: a decision by a customer to cancel a purchase order or supply agreement in light of the Company’s dependence on a limited number of key customers; uncertain demand for, and acceptance of, the Company’s nanocrystalline materials; the Company’s limited manufacturing capacity and product mix flexibility in light of customer demand; the Company’s limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; the Company’s dependence on patents and protection of proprietary information; the resolution of litigation in which the Company may become involved; and other risks set forth under the caption “Risk Factors” above. Readers of this Quarterly Report on Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not have any material market risk sensitive instruments.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7 to the Financial Statements for additional information.

Item 2. Changes in Securities and Use of Proceeds

On March 23, 2004, the Company sold, in a private placement to Altana, 1,256,281 shares of common stock at $7.96 per share and received gross proceeds of $10.0 million. Altana and Nanophase have agreed that the shares will remain unregistered, and therefore not freely saleable, until March 23, 2006. The Company intends to use the proceeds to fund expected growth in new markets as well as to provide for expanded working capital needs expected to arise as sales volume grows and to pay existing debt. The Company engaged First Analysis Securities Corp. as placement agent in this private placement. The preceding issuance was made in reliance on the exemption from registration found in Section 4(2) of the Securities Act of 1933.

Item 5. Other Information

In connection with the Company’s March 23, 2004 equity investment from Altana, the Company executed a joint development agreement with Altana in order to explore new product applications in fields that are mutually beneficial to both companies. Pursuant to the agreement, the Company and Altana have granted each other, subject to limited exceptions, exclusive rights for the development and purchase of nanomaterials for use in paints, coatings, inks, polymers and plastics, varnishes and similar applications.

Management believes that this agreement will be beneficial to the Company in several ways. Altana is a prominent ingredient supplier to many industries that the Company has had limited success in approaching in the past (including paint and industrial coatings companies). By approaching these companies at the ingredient-supplier level, with the Company’s materials already compounded into Altana’s ingredient products, the Company expects a higher likelihood of success in various applications and in these industries. Secondly, Altana has global sales, technical support, additional application development capability to incorporate nanomaterials and an existing customer base and market relationships. Nanophase expects that this new partnership will help it address markets at an entry point that should allow for quicker and broader adoption of nanomaterials in composite coatings and plastics. This mutually exclusive agreement is separate and distinct from the Company’s existing agreements with BASF and RHEM, as the fields of application do not intersect. Management expects Altana to become a significant customer of Nanophase in 2005. The agreement with Altana has an initial term of eight years, with one-year renewal provisions.

On February 23, 2004, an unidentified party filed a Petition to Request a Reexamination of US Patent No. 6,669,823 B1 in the U.S. Patent and Trademark Office, or USPTO. US Patent No. 6,669,823 B1 relates to certain parts of one of the Company’s nanoparticle manufacturing processes, NanoArc

Synthesis™. The Company subsequently received notice that the USPTO had granted the Request for Reexamination. The reexamination process is provided for by law and requires the USPTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the USPTO. Because Nanophase believes that the scope and validity of the patent claims in this patent are appropriate and that the USPTO’s prior issuance of the patent was correct, the Company will vigorously defend its patent position. It is not feasible to predict whether the Company ultimately will succeed in maintaining the scope and validity of the claims of this patent during reexamination. If the patent claims in this patent ultimately are narrowed substantially by the USPTO, the patent coverage afforded to certain parts of the Company’s NanoArc Synthesis™ nanoparticle manufacturing process could be impaired, which could impede the extent of Nanophase’s legal protection of the invention that is subject to this patent and potentially harm its business and operating results.

The Company recently created a Nominating Committee of the Board of Directors. The members of the Nominating Committee are Mr. Henderson (Chairman), Mr. McClung, Mr. Pearlman, Mr. Perkins and Dr. Siegel. The Nominating Committee generally has responsibility for recommending nominating candidates to serve on the Board of Directors. All members of the Nominating Committee are independent, as that term is defined in the applicable National Association of Securities Dealers’ listing standards.

It is the policy of the Nominating Committee to consider persons recommended by stockholders for nomination to serve on the Board of Directors when the committee has not determined to re-nominate a qualified incumbent director. The Nominating Committee will only consider recommendations from stockholders or groups of stockholders that have held at least 5% of the Company’s common stock for at least one year prior to making the recommendation. For each annual meeting of stockholders, the Nominating Committee will consider only one recommendation from any stockholder or group of stockholders, as defined under SEC Regulation 13D. Recommendations from stockholders must be in writing, addressed to the Nominating Committee in care of the Corporate Secretary at the Company’s principal headquarters, and contain the name, address, telephone number and stock holdings of the recommending stockholder. Recommendations must also include the information concerning the proposed nominee required by Items 401, 403 and 404 of SEC Regulation S-K; a description of any relationship, agreements or understandings between the proposed nominee and the recommending stockholder; a description of all relationships between the proposed nominee and any competitors, customers, suppliers, labor organizations or others with special interests regarding the Company; a statement of the qualifications and potential contributions of the proposed nominee; a statement that the proposed nominee would represent all stockholders and not serve for the purpose of advancing or favoring any particular stockholder or other constituency of the Company; and the consent of the proposed nominee to be interviewed by the Nominating Committee and, if nominated and elected, to serve on the Board of Directors. Recommendations must be received by the Company not later than 120 calendar days before the first anniversary of the proxy statement for the prior annual meeting of stockholders. If the date of the annual meeting is more than 30 days following the first anniversary of the previous annual meeting, recommendations will be considered timely if submitted in a reasonable time in advance of the mailing of the Company’s proxy statement.

All persons nominated to serve on the Board of Directors, whether nominated by the Nominating Committee or recommended by stockholders, must possess certain basic personal and professional qualities. These qualities include integrity; absence of conflicts of interest; the ability to fairly and equally represent all stockholders; achievement in one or more fields of business, professional, governmental, communal, scientific or educational endeavor; sound judgment borne of experience that demonstrates the ability to function effectively in an oversight role; a general appreciation of major issues facing public companies similar to the Company; and adequate time to devote to service on the Board of Directors.

The Nominating Committee and the Company believe that the continuing service of qualified incumbents promotes stability and continuity, contributing to the Board’s ability to work as a collective body, while giving the Company the benefit of familiarity and insight into the Company’s affairs. As a result, when considering candidates to serve on the Board of Directors, the Nominating Committee first determines whether the incumbent directors whose terms expire at the upcoming annual meeting should be nominated for re-election. If there is no qualified and available incumbent, the Nominating Committee will solicit recommendations for nominees from persons the Nominating Committee believes likely to be familiar with qualified candidates and consider stockholder recommendations. In evaluating potential nominees, the Nominating Committee considers whether the candidate possesses any of the specific qualities or skills that must be possessed by one or more members of the Board of Directors, the contribution the potential nominee can be expected to make to the overall function of the Board of Directors, and the extent to which the membership of the potential nominee on the Board of Directors would promote diversity among the directors. When candidates are recommended by stockholders, the Nominating Committee will also consider the size and duration of the recommending stockholder’s interest in the Company and the extent to which the recommending stockholder intends to continue holding its interest in the Company. The Nominating Committee may solicit the views of the Chief Executive Officer, senior management, and other directors regarding the qualifications and suitability of any potential nominee.

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits.

	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Exchange Act.

	Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

	Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

B.	Reports on Form 8-K.

On March 4, 2004, the Company furnished a Current Report on Form 8-K reporting under Items 7 and 12 that on March 3, 2004 it issued a press release announcing its financial results for the year ended December 31, 2003.

On March 25, 2004, the Company filed a Current Report on Form 8-K reporting under Items 5 and 7 that on March 23, 2004 it issued a press release announcing the Company entered into a Joint Development Agreement with Altana Chemie, AG. In connection with the agreement, the Company issued 1,256,281 shares of its common stock to Altana Chemie, AG at a purchase price of $7.96 per share for an aggregate of $10,000,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: May 14, 2004	By:	/s/ JOSEPH E. CROSS
Joseph E. Cross
President, Chief Executive Officer (principal executive officer) and a Director

Date: May 14, 2004	By:	/s/ JESS JANKOWSKI
Jess Jankowski
Chief Financial Officer (principal financial and chief accounting officer)