Form 10-Q
period 2004-06-30
NANOPHASE TECHNOLOGIES CORPORATION
filed 2004-08-13
CIK 883107

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 13, 2004, there were outstanding 17,430,481 shares of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED JUNE 30, 2004

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$910,739	$399,999
Investments	12,882,495	4,562,364
Trade accounts receivable, less allowance for doubtful accounts of $24,350 at June 30, 2004 and $25,000 at December 31, 2003	766,151	1,244,490
Other receivable, net	—	24,214
Inventories, net	619,394	682,999
Prepaid expenses and other current assets	366,334	659,778

Total current assets	15,545,113	7,573,844
Equipment and leasehold improvements, net	7,629,295	8,192,995
Other assets, net	511,855	475,980

	$23,686,263	$16,242,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$849,802	$1,034,379
Current portion of capital lease obligations	21,867	43,609
Accounts payable	649,441	438,304
Accrued expenses	971,559	743,771

Total current liabilities	2,492,669	2,260,063

Long-term debt, less current maturities	—	251,843
Long-term portion of capital lease obligations, less current maturities	1,505	11,826

	1,505	263,669

Contingent liabilities	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 17,423,814 and 15,902,674 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	174,238	159,027
Additional paid-in capital	69,677,738	59,297,135
Accumulated deficit	(48,659,887)	(45,737,075)

Total stockholders’ equity	21,192,089	13,719,087

	$23,686,263	$16,242,819

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue:
Product revenue	$1,287,850	$1,220,639	$2,353,988	$2,570,977
Other revenue	254,218	86,897	481,439	400,640

Total revenue	1,542,068	1,307,536	2,835,427	2,971,617

Operating expense:
Cost of revenue	1,428,175	1,234,248	2,641,285	2,780,970
Research and development expense	476,813	510,198	951,698	971,736
Selling, general and administrative expense	1,104,233	1,103,040	2,163,177	2,179,748

Total operating expense	3,009,221	2,847,486	5,756,160	5,932,454

Loss from operations	(1,467,153)	(1,539,950)	(2,920,733)	(2,960,837)
Interest income	42,125	19,325	56,786	41,389
Interest expense	(19,787)	(34,060)	(44,626)	(64,455)
Other, net	67	—	761	—

Loss before provision for income taxes	(1,444,748)	(1,554,685)	(2,907,812)	(2,983,903)
Provisions for income taxes	(7,500)	(7,500)	(15,000)	(15,000)

Net loss	$(1,452,248)	$(1,562,185)	$(2,922,812)	$(2,998,903)

Net loss per share - basic and diluted	$(0.08)	$(0.10)	$(0.17)	$(0.20)

Weighted average number of common shares outstanding	17,377,484	15,204,454	16,793,574	15,183,189

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2004	2003
Operating activities:
Net loss	$(2,922,812)	$(2,998,903)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	704,716	748,777
Amortization of deferred stock compensation	—	22,256
Allowance for excess inventory quantities	(3,794)	(41,381)
Changes in assets and liabilities related to operations:
Trade accounts receivable	313,307	(3,840)
Other receivable	24,214	(48,596)
Inventories	67,399	185,705
Prepaid expenses and other assets	232,138	276,708
Accounts payable	154,363	358,710
Accrued liabilities	221,021	(151,870)

Net cash (used in) operating activities	(1,209,448)	(1,652,434)

Investing activities:
Acquisition of equipment and leasehold improvements	(52,044)	(150,668)
Payment of accounts payables incurred for the purchase of equipment and leasehold improvements	—	(200,362)
Purchases of held-to-maturity investments	(111,068,440)	(29,978,651)
Maturities of held-to-maturity investments	102,748,309	32,209,696

Net cash (used in) provided by investing activities	(8,372,175)	1,880,015

Financing activities:
Principal payment on debt obligations, including capital leases	(303,451)	(353,528)
Proceeds from sale of common stock, net, and exercise of stock options	10,395,814	295,398

Net cash provided by (used in) financing activities	10,092,363	(58,130)

Increase in cash and cash equivalents	510,740	169,451
Cash and cash equivalents at beginning of period	399,999	445,684

Cash and cash equivalents at end of period	$910,739	$615,135

Supplemental cash flow information:
Interest paid	$44,626	$64,455

Income taxes paid	$30,000	$30,000

Supplemental non-cash investing activities:
Accounts receivable paid through offset of long-term debt	$165,032	$115,013

Accounts payable incurred for the purchase of equipment and leasehold improvements	$56,774	$4,959

Accrual related to asset retirement obligation	$—	$82,000

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (the “Company”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

Nanophase Technologies is a nanocrystalline materials developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterials for use in a variety of diverse existing and developing markets: personal care, sunscreens, abrasion-resistant applications, environmental catalysts, antimicrobial products and a variety of polishing applications, including semiconductors, hard disk drives and optics. New markets and applications also are being developed. The Company targets markets in which it feels practical solutions may be found using nanoengineered products. The Company works with leaders in these target markets to identify their material and performance requirements.

The Company also recognizes regular revenue from a technology license and revenue from the occasional sale of production equipment to its technology licensee. Neither of these activities are expected to drive the long-term growth of the business.

The Company’s typical credit terms are thirty days from shipment and invoicing.

Revenue from international sources approximated $299,500 and $489,000 for the six months ended June 30, 2004 and 2003, respectively.

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

(4) Inventories

Inventories consist of the following:

	June 30, 2004	December 31, 2003
Raw materials	$368,105	$393,995
Finished goods	858,676	900,185

	1,226,781	1,294,180
Allowance for excess inventory quantities	(607,387)	(611,181)

	$619,394	$682,999

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(5) Employee Stock Options and Warrants

During the six months ended June 30, 2004, 264,859 shares of Common Stock were issued pursuant to option exercises and no shares were issued in the form of annual restricted stock grants to the Company’s outside directors, compared to no shares of Common Stock being issued pursuant to option exercises and 24,350 shares being issued in the form of annual restricted stock grants to the Company’s outside directors, in the same period in 2003. During the six months ended June 30, 2004 there were 453,001 warrants outstanding, with none being converted and no warrants were outstanding during the same period in 2003.

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

Pro forma information regarding net income is required by FASB 123, which also requires that the information be determined as if the Company had accounted for the employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the three and six months ended June 30, 2004 and 2003. No options were granted for the six months ended June 30, 2004.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model:

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
U.S. Government zero coupon 7-year bond interest rates:	4.35%	2.84%	4.35%	2.84%
Dividend yield:	0.00%	0.00%	0.00%	0.00%
Weighted-average expected life of the option:	7 years	7 years	7 years	7 years
Volatility factors:	66.86%	97.46%	90.33%	86.48%
Weighted-average fair value of the options granted:	N/A	$4.164	N/A	$2.823

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the respective option. Because FASB 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma impact was not fully reflected until 2002. The pro forma impact for the three and six months ended June 30, 2004 and 2003 shown is meant to approximate the effects of the expensing of stock options.

The following table illustrates the effect on net loss and loss per share had on compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB 123):

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net Loss as reported:	($1,452,248)	($1,562,185)	($2,922,812)	($2,998,903)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(185,002)	(510,231)	(452,983)	(1,013,782)

Pro forma net loss	(1,637,250)	(2,072,416)	(3,375,795)	(4,012,685)

Loss per share:
Basic - As reported	(0.08)	(0.10)	(0.17)	(0.20)
Basic - Pro forma	(0.09)	(0.13)	(0.20)	(0.26)
Diluted - As reported	(0.08)	(0.10)	(0.17)	(0.20)
Diluted - Pro forma	(0.09)	(0.13)	(0.20)	(0.26)

(6) Significant Customers and Contingencies

Revenue from three customers constituted approximately 74%, 10% and 6% for the three months ended June 30, 2004, compared to 74%, 12% and 6% of the Company’s total revenue for the six months ended June 30, 2004. Amounts included in accounts receivable at June 30, 2004 relating to these three customers were approximately $380,000, $150,000 and $171,000, respectively. Revenue from these three customers constituted approximately 62%, 21% and 8% of the Company’s total revenue for the three months ended June 30, 2003, compared to 65%, 16% and 14% for the six months ended June 30, 2003. Amounts included in accounts receivable at June 30, 2003 relating to these three customers were approximately $380,000, $281,000 and $167,000, respectively.

The Company currently has supply agreements with BASF Corporation (“BASF”) and Rohm and Haas Electronic Materials (“RHEM”), the Company’s two largest customers, that have contingencies outlined in them which could potentially result in the license of technology and/or the sale of production equipment, providing capacity sufficient to meet the customer’s production needs, from the Company to the customer, if triggered by the Company’s failure to meet certain performance requirements and/or certain financial condition covenants. The financial condition covenants in the Company’s supply agreement with its largest customer, as amended on March 17, 2003, “triggers” a technology transfer (license or, optionally, an equipment sale) in the event (a) that earnings of the Company for a twelve month period ending with its most recently published quarterly financial statements are less than zero and its cash, cash equivalents and investments are less than $2,000,000, (b) of an acceleration of any debt maturity having a principal amount of more than $10,000,000, or (c) of the Company’s insolvency, as further defined within the agreement. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at 115% of the equipment’s net book value. In March 2003, the $2,000,000 “trigger” referenced above was reduced from $4,000,000 pursuant to an amendment to the supply agreement with the Company’s largest customer.

The Company believes that it has complied with all contractual requirements and that it has not had a “triggering event”. The Company further believes that the proceeds of the May 29, 2002 and September 8, 2003 private placements and its equity investment on March 23, 2004 provide sufficient cash balances to avoid the first triggering event referenced above for the foreseeable future. Further, it is possible that the Company may receive some portion of an additional $15 million in equity capital relating to its January 22, 2004 universal shelf registration filing and an additional $2 million in possible equity capital relating to the future exercise of warrants issued in its September 2003 fundraising prior to their expiration in September 2004. If a triggering event were to occur and BASF elected to proceed with the transfer and related sale mentioned above, the Company would receive royalty payments from this customer for products sold using the Company’s technology; however, the Company would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by the Company’s agreement with the customer. Such an event would also result in the loss of many of the Company’s key staff and line employees due to economic realities. The Company believes that its employees are a critical component of its success and could be difficult to replace and train quickly. Given the occurrence of such an event, the Company might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on the Company.

(7) Contingent Liabilities

In 1998, Harbour Court LPI, a small stockholder of the Company, sued the Company, certain of its current and former officers and the underwriters of the Company’s initial public offering of common stock (the “IPO”). The complaint alleged that defendants had violated the federal Securities Exchange Act of 1934 by making supposedly fraudulent material misstatements and omissions of fact in connection with soliciting consents to the IPO from certain of the Company’s preferred stockholders. The supposed misrepresentations concerned purported mischaracterization of revenue that the Company received from its then-largest customer. The complaint further alleged that the suit should be maintained as a plaintiff class action on behalf of certain former preferred stockholders whose shares of preferred stock were converted into common stock on or about the date of the IPO. The complaint sought unquantified damages and attorneys’ fees. In September 2000, each defendant answered the complaint, denying all wrongdoing. After certain discovery, the Company decided to avoid protracted litigation and resulting defense costs by agreeing to settle all claims against all defendants for $800,000, plus up to an additional $50,000 for the cost of settlement administration. The settlement did not admit liability by any party.

The Court ordered final approval of the settlement in January 2002 and concurrently dismissed the complaint with prejudice. In January 2003, the Court approved interim payment to plaintiffs of $17,102 in settlement administration costs. On August 3, 2004, the Court ordered distribution of the approximately $23,000 in remaining settlement funds and approved up to an additional $7,000 in further settlement administration costs. Because the settlement and the prior settlement administration costs were funded by the Company’s directors and officers liability insurance, and the Company anticipates that the further settlement administration costs will be similarly funded, neither the settlement nor the settlement administration costs payments have had or will have a material adverse effect on the Company’s financial position or results of operations.

In November 2001, George Tatz, a purchaser of 200 shares of the Company’s common stock, sued the Company and Joseph Cross, its President and CEO. The complaint alleged that defendants violated the federal Securities Exchange Act of 1934 by making supposedly fraudulent material misstatements and omissions of fact in connection with the Company’s public disclosures, including certain press releases, concerning the Company’s dealings with Celox, a British customer. The complaint further alleged that the action should be maintained as a plaintiff class action on behalf of certain persons who purchased shares of the Company’s common stock from April 5, 2001 through October 24, 2001. The complaint sought relief including unquantified compensatory damages, attorneys’ and expert witness’ fees. In March 2002, plaintiff filed an amended complaint, alleging that the Company and four of its officers (Joseph Cross; Daniel Bilicki, its vice president of sales and marketing; Jess Jankowski, its then acting chief financial officer; and Gina Kritchevsky, its then-current chief technology officer) were liable under the federal Securities Exchange Act of 1934 for making supposedly fraudulent material misstatements and omissions of fact in connection with the Company’s press releases, publicly-filed reports and other public disclosures concerning the Company’s relationship with Celox and the Company’s purportedly improper booking, and later reversal, of $400,000 in revenue from a one-time sale to that customer treated as a bill and hold transaction. The amended complaint alleged the same class and sought the same relief as in plaintiff’s initial complaint. In November 2002, defendants answered the amended complaint, denying all alleged wrongdoing. Following certain discovery, in June 2003, the Company decided to avoid protracted litigation and resulting defense costs by agreeing to settle all claims against all defendants for $2,500,000. Thereafter, the Court certified the class alleged in the amended complaint. On December 1, 2003, the Court ordered final approval of the settlement and dismissed the amended complaint with prejudice. The settlement did not admit liability by any party. Because the settlement was funded by the Company’s directors and officers liability insurance, the settlement did not have a material adverse effect on the Company’s results of operations or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nanophase Technologies is a nanocrystalline materials developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterials for use in a variety of diverse markets: personal care, sunscreens, abrasion-resistant applications, environmental catalysts, antimicrobial products and a variety of polishing applications, including semiconductors, hard disk drives and optics. The Company targets markets in which it feels practical solutions may be found using nanoengineered products. The Company works closely with leaders in these target markets to identify their material and performance requirements. Newer developed technologies have made certain new products possible and opened potential new markets. With the commercialization of the Company’s new NanoArc™ synthesis and new dispersion technologies in 2002, and the expansion of these capabilities in 2003, Nanophase is focusing on penetrating the chemical-mechanical-planarization (“CMP”) and fine polishing markets. CMP is the process of polishing various types of integrated circuits or chips to be used in various commercial electronics applications. Management believes that the Company’s inroads in the CMP and fine polishing markets would have been very difficult without the Company being able to produce its materials to exacting specifications verified by in-house and customer-based testing. Management expects growth in end-user (customers of Nanophase’s customers) adoption in 2004 and revenue growth beginning in 2005 in both of these areas. Additionally, the Company feels that its exclusive relationship with Altana Chemie (“Altana”), a global ingredients supplier to various coatings industries, will lead to growth in several of its abrasion-resistant applications in the marketplace. Nanophase has shipped initial quantities of material to Altana in the second quarter of 2004.

From its inception in November 1989 through December 31, 1996, the Company was in the development stage. During that period, the Company primarily focused on the development of its manufacturing processes in order to transition from laboratory-scale to commercial-scale production. As a result, the Company developed an operating capacity to produce significant quantities of its nanocrystalline materials for commercial sale. The Company was also engaged in the development of commercial applications and formulations and the recruiting of marketing, technical and administrative personnel. Since January 1, 1997, the Company has been engaged in commercial production and sales of its nanocrystalline materials, and the Company no longer considers itself in the development stage. From inception through June 30, 2004, the Company was primarily capitalized through the private offering of approximately $32.0 million of equity securities prior to its initial public offering, its initial public offering of $28.8 million of common stock in November of 1997, its private offering of $6.2 million of common stock in May of 2002, its private offering of $1.95 million of common stock in September of 2003, and its equity investment of $9.2 million in March 2004, each net of issuance costs. The Company has incurred cumulative losses of $48.7 million from inception through June 30, 2004.

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

Revenue Recognition. Product revenue consists of sales of product that are recognized when realized and earned. This occurs when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Other revenue consists of revenue from research and development arrangements with non-governmental entities, fees from the transfer of technology and the sale of production equipment that is designed and built by the Company. Such sale of equipment last occurred in the first quarter of 2003. These types of equipment sales occur on occasion and are also treated as other revenue. This transaction is discussed in further detail below. Research and development arrangements include both cost-plus and fixed fee agreements and such revenue is recognized when specific milestones are met under the arrangements. Fees related to the transfer of technology are recognized when the transfer of technology to the acquiring party is completed and the Company has no further significant obligation. Royalties are recognized when earned pursuant to the contractual arrangement.

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

Impairment or Disposal of Long-Lived Assets. Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable or that the useful life is shorter than originally estimated. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciable over the newly determined remaining useful lives.

Asset Retirement Obligations. The Company records the fair value of a liability for an asset retirement obligation which was recognized in the period it was incurred. The associated retirement costs are capitalized as a component of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset.

Results of Operations

Total revenue increased to $1,542,068 for the three months ended June 30, 2004, compared to $1,307,536 for the same period in 2003. Total revenue decreased to $2,835,427 for the six months ended June 30, 2004, compared to $2,971,617 for the same period in 2003. A substantial majority of the Company’s revenue for the three- and six-month periods ended June 30, 2004 is from the Company’s three largest customers. See Note 6 to the Financial Statements for additional information regarding the revenue the Company derived from these three customers for the three- and six-month periods ended June 30, 2004. Product revenue increased to $1,287,850 for the three months ended June 30, 2004, compared to $1,220,639 for the same period in 2003. Product revenue decreased to $2,353,988 for the six months ended June 30, 2004, compared to $2,570,977 for the same period in 2003. The decrease in product revenue was primarily attributed to decreased sales of CMP materials to Rohm and Haas Electronic Materials CMP, Inc. (“RHEM,” formerly known as Rodel, Inc.), the Company’s second largest customer in the second quarter of 2004. The decrease was partially offset by increased product sales to the Company’s largest customer. The Company and its largest customer currently have a technology agreement in place to jointly develop the second generation of sunscreen nanomaterials and for other potential personal care applications. Management expects increased demand for existing sunscreen and personal care materials in 2004 when compared to 2003. Management also anticipates the launch of one or more new sunscreen or personal care applications by 2005.

Other revenue increased to $254,218 and $481,439 for the three and six months ended June 30, 2004, compared to $86,897 and $400,640 for the same period in 2003. The increase was largely due to revenue in the amount of $300,000 for the six months ended June 30, 2004 in technology development funding from RHEM. This technology development funding from RHEM is part of its $600,000 commitment in 2004 described below. The increase in revenue was offset in the amount of $226,450 from the sale of a physical-vapor-synthesis (“PVS”) reactor in March of 2003 to C.I. Kasei, the Company’s

Japanese licensee and third largest customer in the second quarter of 2004. These types of equipment sales occur on occasion (not on a regular basis) and are treated as other revenue.

In February of 2004, the Company amended its original agreement with RHEM. This amendment allows for RHEM to maintain exclusivity based upon it purchasing lower dollar amounts of nanocrystalline materials, while extending the agreement through 2009. This amendment does not require RHEM to purchase any materials from the Company in 2004, but it does require an aggregate of $600,000 in development funding be paid to Nanophase in four equal quarterly installments in 2004 to support its efforts in joint slurry product development with RHEM for current and future semiconductor technologies. Both companies remain optimistic over market adoption of the initial product by 2005. In an additional smaller volume fine polishing application, the Company was selected as the recommended nanoparticle dispersion polishing supplier by a leading manufacturer of optical polishing equipment. Management believes that this vote of confidence, while not relating to substantial direct revenue, will help to establish Nanophase as a supplier of quality materials in the fine polishing market in general.

The majority of the total revenue generated during the period ended June 30, 2004 was from customers and development partners in the healthcare (sunscreens) and CMP markets, including the development funding discussed in the preceding paragraph, and came principally from the Company’s current two largest customers described above.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $1,428,175 for the three months ended June 30, 2004, compared to $1,234,248 for the same period in 2003. Cost of revenue decreased to $2,641,285 for the six months ended June 30, 2004, compared to $2,780,970 for the same period in 2003. The decrease in cost of revenue was generally attributed to decreased revenue volume and the Company’s continued efficiencies in reducing its variable manufacturing costs on nanomaterials, somewhat offset by increases in training and healthcare costs. The Company is completing a series of process improvements that are targeted to increase PVS reactor output by 20-30% in conjunction with a re-engineering program that has reduced the expected operational labor cost by 25%. Nanophase expects to maintain an aggressive schedule for new nanomaterial development for targeted applications and new markets throughout 2004. At current revenue levels, with the contribution from other revenue, the Company has generated a modest positive gross margin. The Company’s margins have been impeded by not having enough revenue to absorb the manufacturing overhead that is required to work with current customers and the new ones the Company expects to have. The extent to which the Company’s margins remain positive, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume and the Company’s ability to continue to cut costs. As product revenue volume increases, this will result in more of the Company’s fixed manufacturing costs being absorbed, leading to increased margins. The Company expects to continue reducing its product manufacturing costs in 2004 but may or may not continue to operate at a positive gross margin in 2004.

Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with the Company’s development or acquisition of new product applications and coating formulations and the cost of enhancing the Company’s manufacturing processes. For example, the Company has been and continues to be engaged in research to enhance its ability to disperse its material in a variety of organic and inorganic media for use as coatings and polishing materials. Recently, the Company has demonstrated the capability to produce pilot quantities of mixed-metal oxides in a single crystal phase. These materials include Cerium/Zirconium oxide, Cerium/Lanthanum/Zirconium oxide, Cerium/Praeseodymium/Zirconium oxide and Cerium Samarium oxide. The Company does not expect development of further variations on these materials to present material technological challenges. Many of these materials exhibit performance characteristics that can enable them to serve in various catalytic applications. This development has been driven largely by customer demand. Management is now working on several related commercial applications. The Company expects that this technique should not be difficult to scale to large quantity commercial volumes once application viability and firm demand are established. The Company also has an ongoing advanced engineering effort that is primarily focused on the development of new nanomaterials as well as the refinement of existing nanomaterials. The Company has recently expanded its palette of materials to include nanoscale copper oxide and bismuth oxide for potential use in a variety of applications. The Company is not certain when or if any significant revenue will be generated from the production of the materials described above. Research and development expense decreased to $476,813 and $951,698 for the three and six months ended June 30, 2004, compared to $510,198 and $971,736 for the same period in 2003. The decrease in research and development expense was largely attributed to decreased spending in consultant and materials expense. These decreases were partially offset by increased salaries, depreciation and health insurance expenses. The Company does not expect research and development expense to increase significantly in 2004 from amounts incurred in 2003.

Selling, general and administrative expense increased to $1,104,233 for the three months ended June 30, 2004, compared to $1,103,040 for the same period in 2003. Total selling, general and administrative expense decreased to $2,163,177 for the six months ended June 30, 2004, compared to $2,179,748 for the same period in 2003. The net decrease was primarily attributed to decreases in directors and officers insurance expense, legal and consulting fees. These decreases were partially offset by increases in health insurance, travel expenses and audit fees.

Interest income increased to $42,125 and $56,786 for the three and six month periods, respectively, ended June 30, 2004, compared to $19,325 and $41,389 for the same periods in 2003. These increases were primarily due to an increase of funds available for investment, largely composed of the March 23, 2004 equity investment from Altana which resulted in net proceeds of approximately $9.2 million.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and investments amounted to $13,793,234 on June 30, 2004, compared to $4,962,363 on December 31, 2003. The net cash used in the Company’s operating activities was $1,209,448 for the six months ended June 30, 2004, compared to $1,652,434 for the same period in 2003. Net cash used in investing activities, which is due to purchases of securities and to a lesser extent capital expenditures offset partially by maturities of securities, amounted to $8,372,175 for the six months ended June 30, 2004 compared to $1,880,015 of net cash provided by investing activities for the same period in 2003. Capital expenditures, primarily related to the continued build-out of the Company’s new pilot manufacturing and powder blending facilities within its Romeoville, Illinois facility and further expansion of the Company’s existing manufacturing facility in Burr Ridge, Illinois and the purchase of related operating equipment, amounted to $108,818 and $155,627 for the six months ended June 30, 2004 and 2003, respectively. Continuing in 2004, the Company expects to complete implementation of a physical vapor synthesis (PVS) process innovation, within the current capital budget, that is expected to increase PVS reactor output by 20% to 30%. The Company expects that this innovation should result in the need for less future capital as the Company’s PVS reactor-produced business grows. Currently, all sunscreen and personal care nanomaterials are manufactured via the PVS process. Net cash provided by financing activities is primarily due to the Company securing financing through an equity investment in March 2004 and, to a lesser extent, by the issuance of shares of common stock pursuant to the exercise of options, partially offset by principal payments on debt and capital lease obligations, amounting, in total, to $10,092,363 for the six months ended June 30, 2004, compared to $58,130 of net cash used in financing activities for the same period in 2003.

On March 23, 2004, the Company sold, in a private placement to Altana Chemie AG (“Altana”), 1,256,281 shares of common stock at $7.96 per share and received gross proceeds of $10.0 million. On January 22, 2004, the Company filed a universal shelf registration statement with the Securities and Exchange Commission to allow Nanophase to offer up to $15.0 million of Nanophase securities, in the form of common stock or various types of debt securities, in the future. The registration statement relating to these securities has not yet been declared effective by the Securities and Exchange Commission. On September 8, 2003, the Company secured equity funding through a private placement offering with Grace Brothers, Ltd., its largest investor. The Company issued 453,001 shares of additional common stock at $4.415 per share and received gross proceeds of $2.0 million. Grace Brothers, Ltd. also has the right to purchase an additional 453,001 shares for an additional $2.0 million pursuant to the terms of a warrant issued in such private placement. In accordance with the terms of such private placement, on June 7, 2004, the Company filed a registration statement for such 453,001 shares and the additional 453,001 shares issuable upon exercise of the warrant. On May 29, 2002, the Company secured equity funding through a private placement offering. The Company issued 1.37 million shares of additional common stock at $5.00 per share and received gross proceeds of $6.85 million. Net proceeds were approximately $6.2 million after commissions, legal, accounting and other costs. The Company intends to use the remaining proceeds from the foregoing offerings to fund expected growth in new markets as well as to provide for expanded working capital needs expected to arise as sales volume grows and pay existing debts.

The Company’s supply agreement with its largest customer contains several financial covenants which could potentially impact the Company’s liquidity. The most restrictive financial covenants under this agreement require the Company to maintain a minimum of $2.0 million in cash, cash equivalents and investments and that the Company not have the acceleration of any debt maturity having a principal amount of more than $10,000,000, in order to avoid triggering a transfer of technology and equipment to the Company’s largest customer. The Company had approximately $13.8 million in cash, cash equivalents and investments and debt of less than $900,000 on June 30, 2004. Management expects that the proceeds received from the September 2003 private placement offerings, as well as the proceeds from the March 23, 2004 equity investment from Altana, should be sufficient to enable the Company to comply with these financial covenants for the foreseeable future. Further, it is possible that the Company may receive some portion of an additional $15.0 million in equity capital in 2004 relating to its January 22, 2004 universal shelf registration filing and an additional $2.0 million in possible equity capital relating to the future exercise of warrants issued in its September 2003 fundraising prior to their expiration in September 2004. This additional funding should further allow the Company to avoid the above mentioned triggering event for the foreseeable future. This supply agreement and its covenants are more fully described in Note 6 to the Company’s Financial Statements. See “Risk Factors—We may need to raise additional capital in the future”.

In November 2000, the Company executed a three-year promissory note, held by the Company’s largest customer, in the amount of $1,293,895 for the construction of additional production capabilities at the Company’s Romeoville, Illinois facility. Borrowings against this note amounted to $691,234 on June 30, 2004. The note bears interest at 8.45% per annum and is collateralized by certain powder coating, packaging, lab and related equipment. Contractually, the Company has eleven months to pay back this note, based on a rate per kilogram of product shipped, with any remaining outstanding balance on June 1, 2005 becoming payable on demand.

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

On June 30, 2004, the Company had a net operating loss carryforward of approximately $55.4 million for income tax purposes. Because the Company may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2014. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, the Company has concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. On June 30, 2004, the Company also had a foreign tax credit carryforward of $156,000, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire in 2014, if not utilized before that date.

Safe Harbor Provision

The following risks, uncertainties and other factors could have a material adverse affect on our business, financial condition, operating results and growth prospects.

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

We have incurred net losses in each year since our inception with net losses of $5.74 million in 2001, $5.16 million in 2002 and $5.83 million in 2003. As of June 30, 2004, we had an accumulated deficit of approximately $48.7 million and presently expect to continue to incur losses on an annual basis through at least the end of 2004. We believe that our business depends, among other things, on our ability to significantly increase revenue. If revenue fails to grow at anticipated rates or if operating expenses increase without a commensurate increase in revenue, or if we fail to adjust operating expense levels accordingly, then the imbalance between revenue and operating expenses will negatively impact our cash balances and our ability to achieve profitability in future periods.

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

Sales to BASF, RHEM and C.I. Kasei, a division of Itochu Corporation, accounted for approximately 94% of total revenue for the year ended December 31, 2003, and sales to the same three customers accounted for approximately 81% of total revenue in 2002. These three customers also represented a significant majority of total revenue for the six months ended June 30, 2004, as described in Note 6 to the Financial Statements. For the years ended December 31, 2003 and 2002, BASF accounted for 61% and 73% of our total revenue, respectively. If we were to lose, or receive significantly decreased orders from, any of these three customers, then our results of operations would be materially harmed. While our agreements with our three largest customers are long-term agreements, they may be terminated by the customer with reasonable notice and do not provide any guarantees that these customers will continue to buy our products. In addition, while our agreements with our three largest customers contain minimum order requirements, the only repercussion under the agreements for missing the minimum order requirement is that we would be freed from the exclusivity obligations under these contracts.

We have been consistently expanding both our marketing and business development efforts and our production efficiency in order to address the issues of our dependence upon a limited amount of customers, enhancement of gross profit and operating cash flows, and the achievement of profitability. We currently have customers that may grow to the point where they generate significant revenues and margins as relationships expand. Given the special nature of our products, and the fact that markets for them are not yet fully developed, it is difficult to accurately predict when additional large customers will materialize. On a going forward basis, our margins, as a percentage of revenue, will be dependent upon revenue mix, revenue volume and our ability to continue to cut costs. The extent of the growth in revenue volume, and the related gross profit that this revenue generates, will be the main drivers in generating positive operating cash flows and, ultimately, net income.

Any downturn in the markets served by us would harm our business.

A majority of our products are incorporated into products such as sunscreens, polishing slurries, personal care and to a lesser extent abrasion-resistant coatings for flooring and the still-developing market for catalytic converters. These markets have from time to time experienced cyclical, depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions. These industry downturns have resulted in reduced product demand and declining average selling prices. Our business would be harmed by any future downturns in the markets that we serve.

Our products often have long adoption cycles, which could make it difficult to achieve market acceptance and makes it difficult to forecast revenues.

Due to their often novel characteristics and the unfamiliarity with them that exists in the marketplace, our nanocrystalline materials often exhibit longer adoption cycles than existing materials technologies. Our nanomaterials have to receive appropriate attention within any potential customer’s organization, they must then be tested to prove a performance advantage over existing materials, typically on a systems-cost basis. Once we have proven initial commercial viability, pilot scale production runs must be completed by the customer, followed by further testing. Once production-level commercial viability is established, then our nanomaterials can be introduced, often to a downstream marketplace that needs to be familiarized with them. If we are unable to convince our potential customers of the performance advantages and economic value of our nanocrystalline materials over existing and competing materials and technologies, we will be unable to generate significant sales. Our long adoption cycle makes it difficult to predict when sales will occur.

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

Our manufacturing facilities are located in Romeoville and Burr Ridge, Illinois. These facilities and some of our manufacturing and testing equipment would be difficult to replace in a timely manner. Therefore, any material disruption at one of our facilities due to a natural or man-made disaster or a loss of lease due to non-renewal or other unforeseen events could have a material adverse effect on our ability to manufacture products to meet customers’ demands. While we maintain customary property insurance, this insurance may not adequately compensate us for all losses that we may incur and would not compensate us for any interruption in our business.

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

Moreover, at times, attempts may be made to challenge the prior issuance of our patents. For example, the USPTO has granted a third-party request for re-examination with respect to one patent relating to one of our nanoparticle manufacturing processes. While we will vigorously defend our patent position, we may not be successful in maintaining the scope of the claims of this patent during re-examination. If our patent claims are narrowed substantially by the USPTO, the patent coverage afforded our nanoparticle manufacturing process could be impaired. While we would not expect such impairment to affect the value of our manufacturing trade secrets that have not been disclosed in the patent, it could impede the extent of our legal protection of the invention that is subject to this patent and potentially harm our business and operating results.

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

We currently have a supply agreement with BASF that contains provisions which could potentially result in a mandatory transfer of technology and sale of production equipment to BASF providing capacity sufficient to meet BASF’ s production needs. The transfer and related sale would be “triggered” only in the event that one of the following occurs:

•	our earnings for a twelve month period ending with our most recently published quarterly financial statements are less than zero and our cash, cash equivalents and investments are less than $2,000,000, or

•	the acceleration of any debt maturity having a principal amount of more than $10,000,000, or we become insolvent as defined in the supply agreement.

In the event of a triggering event where we are required to sell to BASF production equipment providing capacity sufficient to meet BASF’s production needs, the equipment would be sold at 115% of the equipment’s net book value.

We believe that we have complied with all contractual requirements and that we have not had a “triggering event.” We further believe that the proceeds of the May 29, 2002 and September 8, 2003 private placements, in addition to the proceeds from the equity investment by Altana on March 23, 2004, should provide sufficient cash balances to avoid the first triggering event referenced above for the foreseeable future. Further, it is possible that we may receive some portion of an additional $15,000,000 million in equity capital in 2004 relating to our January 22, 2004 universal shelf registration filing and an additional $2,000,000 in possible equity capital relating to the future exercise of warrants relating to the September 2003 fundraising. If a triggering event were to occur and BASF elected to proceed with the transfer and related sale mentioned above, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that would be purchased and removed by BASF pursuant to this triggering event could take six months to a year. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets pursuant to our agreement with BASF. This shortfall might put us in a position where it would be difficult to secure additional funding given what would then be an already tenuous cash position. Such an event would also result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success and would be difficult to quickly replace and train. Given the occurrence of such an event, we might not be able to hire and retrain skilled employees given the stigma relating to such an event and its impact on us. We might elect to effectively reduce our size and staffing to a point where we could remain a going concern in the near term.

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

Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding warrants and options may be resold pursuant to currently effective registration statements. As of August 10, 2004, there are:

•	15,721,199 shares of common stock that have been issued in registered offerings, upon the exercise of options under our equity incentive plan or in private placements and are freely tradable in the public markets,

•	1,351,069 shares of common stock that may be issued on the exercise of stock options outstanding and exercisable under our equity incentive plan;

•	453,001 shares of common stock (together with a warrant to purchase a like number of shares) that were issued pursuant to our September 8, 2003 private placement and are in the process of being registered for resale pursuant the terms of the Registration Rights Agreement executed in connection with this private placement. In accordance with the terms of such Registration Rights Agreement, the Company has filed a registration statement for such 453,001 shares and the additional 453,001 shares issuable upon exercise of the warrant; and

•	1,256,281 shares of common stock that were issued pursuant to our March 23, 2004 private placement and may be registered for resale after March 23, 2006 pursuant the terms of the Registration Rights Agreement executed in connection with this private placement.

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

As of April 8, 2004, Bradford T. Whitmore, individually and as a director of his affiliates, Grace Brothers, Ltd. and Grace Investments, Ltd., beneficially owned approximately 18.3% of the outstanding shares of our common stock. As a result, he may have significant influence on matters submitted to our stockholders for approval, including proposals regarding:

•	any merger, consolidation or sale of all or substantially all of our assets; the election of members of our board of directors; and

•	any amendment to our certificate of incorporation.

The ownership position controlled by Mr. Whitmore could delay, deter or prevent a change of control or adversely affect the price that investors might be willing to pay in the future for shares of our common stock. Mr. Whitmore, individually and as a director of his affiliates, may have interests that could be significantly different from the interests of our other stockholders and he may vote the common stock he controls or beneficially owns in ways with which our other stockholders disagree. Investors should also note that R. Janet Whitmore, one of our directors, is the sister of Mr. Whitmore.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 to the Financial Statements for additional information.

Item 4.	Submissions of Matters to a Vote of Security Holders

a)	The 2004 Annual Meeting of Stockholders of the Company was held on June 23, 2004.

b)	The stockholders voted to re-elect three Class I directors to the Company’s Board of Directors. Results of the voting were as follows:

Directors	For	Authority Withheld	Abstentions	Broker Non-Votes
James A. Henderson	14,506,746	300,636	—	—
James A. McClung	14,514,995	292,387	—	—
R. Janet Whitmore	14,482,137	325,245	—	—

Joseph E. Cross, Jerry K. Pearlman, Donald S. Perkins and Richard W. Siegel, Ph.D continued their terms of office as directors of the Company after the 2004 Annual Meeting of Stockholders.

c)	The stockholders also voted to ratify the appointment by the Company’s Board of Directors of McGladrey & Pullen, LLP as the independent auditors of the Company’s financial statements for the year ended December 31, 2004. Results of the voting were as follows:

For	Against	Abstentions	Broker Non-Votes
14,648,517	124,142	34,723	—

d)	The stockholders also voted to approve the adoption of the Nanophase Technologies Corporation 2004 Equity Compensation Plan. Results of the voting were as follows:

For	Against	Abstentions	Broker Non-Votes
3,807,785	862,200	265,999	9,871,398

Item 5.	Other Information

On February 23, 2004, an unidentified party filed a Petition to Request a Reexamination of US Patent No. 6,669,823 B1 in the U.S. Patent and Trademark Office, or USPTO. US Patent No. 6,669,823 B1 relates to certain parts of one of the Company’s nanoparticle manufacturing processes, NanoArc Synthesis™. The Company subsequently received notice that the USPTO had granted the Request for Reexamination. The reexamination process is provided for by law and requires the USPTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the USPTO. Because Nanophase believes that the scope and validity of the patent claims in this patent are appropriate and that the USPTO’s prior issuance of the patent was correct, the Company will vigorously defend its patent position. It is not feasible to predict whether the Company ultimately will succeed in maintaining the scope and validity of the claims of this patent during reexamination. If the patent claims in this patent ultimately are narrowed substantially by the USPTO, the patent coverage afforded to certain parts of the Company’s NanoArc Synthesis™ nanoparticle manufacturing process could be impaired. While we would not expect such impairment to affect the value of our manufacturing trade secrets that have not been disclosed in the patent, it could impede the extent of Nanophase’s legal protection of the invention that is subject to this patent and potentially harm its business and operating results.

Item 6.	Exhibits and Reports on Form 8-K

A.	Exhibits.

Exhibit 10.30	Amendment No. 1 to License Agreement dated July 16, 2004 between the Company and C.I. Kasei Co., Ltd.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

B.	Reports on Form 8-K.

On April 22, 2004, the Company furnished a Current Report on Form 8-K reporting under Items 7 and 12 that on April 21, 2004 it issued a press release announcing first quarter 2004 revenues.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: August 13, 2004	By:	/s/ JOSEPH E. CROSS
Joseph E. Cross
President, Chief Executive Officer (principal executive officer) and a Director

Date: August 13, 2004	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
Chief Financial Officer (principal financial and chief accounting officer)