Form 10-Q
period 2004-09-30
NANOPHASE TECHNOLOGIES CORPORATION
filed 2004-11-12
CIK 883107

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2004

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

As of November 12, 2004, there were outstanding 17,895,482 shares of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED September 30, 2004

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$560,013	$399,999
Investments	13,312,833	4,562,364
Trade accounts receivable, less allowance for doubtful accounts of $24,350 and $25,000 at September 30, 2004 and December 31, 2003, respectively	959,896	1,244,490
Other receivable, net	2,866	24,214
Inventories, net	774,196	682,999
Prepaid expenses and other current assets	254,814	659,778

Total current assets	15,864,618	7,573,844

Equipment and leasehold improvements, net	7,715,218	8,192,995
Other assets, net	558,416	475,980

	$24,138,252	$16,242,819

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$666,191	$1,034,379
Current portion of capital lease obligations	17,663	43,609
Accounts payable	777,531	438,304
Accrued expenses	845,981	743,771

Total current liabilities	2,307,366	2,260,063

Long-term debt, less current maturities	—	251,843
Long-term portion of capital lease obligations, less current maturities	—	11,826

Total long-term debt	—	263,669

Contingent liabilities:	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 17,895,482 and 15,902,674 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	178,955	159,027
Additional paid-in capital	71,970,090	59,297,135
Accumulated deficit	(50,318,159)	(45,737,075)

Total stockholders’ equity	21,830,886	13,719,087

	$24,138,252	$16,242,819

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue:
Product revenue, net	$1,144,010	$1,149,500	$3,497,999	$3,720,477
Other revenue	233,108	89,473	714,547	490,114

Total revenue	1,377,118	1,238,973	4,212,546	4,210,591

Operating expense:
Cost of revenue	1,311,622	1,166,853	3,952,908	3,947,823
Research and development expense	437,941	480,301	1,389,638	1,452,036
Selling, general and administrative expense	1,024,581	941,949	3,187,758	3,121,698

Total operating expense	2,774,144	2,589,103	8,530,304	8,521,557

Loss from operations	(1,397,026)	(1,350,130)	(4,317,758)	(4,310,966)
Interest income	51,600	12,874	108,386	54,263
Interest expense	(16,266)	(23,472)	(60,892)	(87,928)
Other, net	(289,080)	2,274	(288,320)	2,274

Loss before provision for income taxes	(1,650,772)	(1,358,454)	(4,558,584)	(4,342,357)
Provisions for income taxes	(7,500)	(7,500)	(22,500)	(22,500)

Net loss	$(1,658,272)	$(1,365,954)	$(4,581,084)	$(4,364,857)

Net loss per share—basic and diluted	$(0.09)	$(0.09)	$(0.27)	$(0.29)

Weighted average number of common shares outstanding	17,572,006	15,371,023	17,054,946	15,246,489

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ending September 30,
	2004	2003
Operating activities:
Net loss	$(4,581,084)	$(4,364,857)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	1,048,293	1,130,103
Stock compensation expense	—	44,663
Allowance for excess inventory quantities	(4,060)	(45,892)
Changes in assets and liabilities related to operations:
Trade accounts receivable	54,635	(17,801)
Other receivable	21,348	(84,937)
Inventories	(87,137)	186,196
Prepaid expenses and other assets	284,380	473,189
Accounts payable	116,609	151,935
Accrued liabilities	91,871	(199,654)

Net cash (used in) operating activities	(3,055,145)	(2,727,055)

Investing activities:
Acquisition of equipment and leasehold improvements	(299,411)	(183,918)
Payment of accounts payables incurred for the purchase of equipment and leasehold improvements		(200,362)
Purchases of held-to-maturity investments	(193,047,606)	(39,299,228)
Maturities of held-to maturity investments	184,297,137	40,885,945

Net cash (used in) provided by investing activities	(9,049,880)	1,202,437

Financing activities:
Principal payment on debt obligation, including capital leases	(427,844)	(532,985)
Proceeds from sale of common stock, net, and exercise of stock options	12,692,883	2,337,829

Net cash provided by financing activities	12,265,039	1,804,844

Increase in cash and cash equivalents	160,014	280,226
Cash and cash equivalents at beginning of period	399,999	445,684

Cash and cash equivalents at end of period	$560,013	$725,910

Supplemental cash flow information:
Interest paid	$60,892	$87,928

Income taxes paid	$30,000	$30,000

Supplemental non-cash investing and financing activities:
Accounts receivable paid through offset of long-term debt	$229,959	$159,623

Accounts payable incurred for the purchase of equipment and leasehold improvements	$222,618	$—

Assets related to asset retirement obligation	$—	$82,000

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (the “Company”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

Nanophase Technologies is a nanocrystalline materials developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterials for use in a variety of diverse existing and developing markets: personal care, sunscreens, abrasion-resistant applications, environmental catalysts, antimicrobial products and a variety of polishing applications, including semiconductors, hard disk drives and optics. New markets and applications also are being developed. The Company targets markets in which it feels practical solutions may be found using nanoengineered products. The Company works with leaders in these target markets to identify and supply their material and performance requirements.

The Company also recognizes regular other revenue from a technology license and previously has recognized revenue from the occasional sale of production equipment to its technology licensee, as well as $600,000 in revenue for 2004 (only) as discussed below. None of these activities are expected to drive the long-term growth of the business. In February of 2004, the Company amended its original agreement with Rohm and Haas Electronic Materials CMP, Inc. (“RHEM”formerly known as Rodel, Inc). This amendment allows for RHEM to maintain exclusivity based upon it purchasing lower dollar amounts of nanocrystalline materials, while extending the agreement through 2009. This amendment does not require RHEM to purchase any materials from the Company in 2004, but it does require an aggregate of $600,000 in development funding be paid to Nanophase in four equal quarterly installments in 2004 to support its efforts in joint slurry product development with RHEM for current and future semiconductor technologies. All of these types of items are recognized as “other revenue” in the Company’s Statement of Operations, as they do not represent revenue directly from the Company’s Nanocrystalline materials.

The Company’s typical credit terms are thirty days from shipment and invoicing.

Revenue from international sources approximated $560,800 and $600,000 for the nine months ended September 30, 2004 and 2003, respectively.

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

(4) Inventories

Inventories consist of the following:

	September 30, 2004	December 31, 2003
Raw materials	$340,852	$393,995
Finished goods	1,040,464	900,185

	1,381,316	1,294,180
Allowance for excess inventory quantities	(607,120)	(611,181)

	$774,196	$682,999

(5) Employee Stock Options and Warrants

During the nine months ended September 30, 2004, 283,526 shares of Common Stock were issued pursuant to option exercises and no shares were issued in the form of an annual restricted stock grant to the Company’s outside directors, compared to 110,077 and 24,350 shares of Common Stock respectively, in the same period in 2003. During the nine months ended September 30, 2004 there were no warrants outstanding and 453,001 warrants were converted, compared to 453,001 warrants being outstanding and none being converted during the same period in 2003.

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

Pro forma information regarding net income is required by FASB 123, which also requires that the information be determined as if the Company had accounted for the employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the three and nine months ended September 30, 2004 and 2003. No options were granted for the nine months ended September 30, 2004.

The Black-Scholes option pricing model:

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

U.S. Government zero coupon 7-year bond interest rates:	3.75%	3.74%	3.75%	3.74%
Dividend yield:	0.00%	0.00%	0.00%	0.00%
Weighted-average expected life of the option:	7 years	7 years	7 years	7 years
Volatility factors:	63.02%	131.00%	81.81%	103.12%
Weighted-average fair value of the options granted:	N/A	N/A	N/A	$3.155

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the respective option. Because FASB 123 is applicable only to options granted subsequent to

December 31, 1994, its pro forma impact was not fully reflected until 2002. The pro forma impact for the three and nine months ended September 30, 2004 and 2003 shown is meant to approximate the effects of the expensing of stock options.

The following table illustrates the effect on net loss and loss per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB 123):

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net Loss as reported:	$(1,658,272)	$(1,365,954)	$(4,581,084)	$(4,364,857)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(178,233)	(435,702)	(631,216)	(1,463,892)

Pro forma net loss	(1,836,505)	(1,801,656)	(5,212,300)	(5,828,749)

Loss per share:

Basic - As reported	(0.09)	(0.09)	(0.27)	(0.29)

Basic – Pro forma	(0.10)	(0.12)	(0.31)	(0.38)

Diluted – As reported	(0.09)	(0.09)	(0.27)	(0.29)

Diluted – Pro forma	(0.10)	(0.12)	(0.31)	(0.38)

(6) Significant Customers and Contingencies

Revenue from three customers constituted approximately 63%, 13% and 5% for the three months ended September 30, 2004, compared to 71%, 12% and 6% of the Company’s total revenue for the nine months ended September 30, 2004. Amounts included in accounts receivable at September 30, 2004 relating to these three customers were approximately $430,000, $176,000 and $225,000, respectively. Revenue from these three customers constituted approximately 57%, 30% and 7% of the Company’s total revenue for the three months ended September 30, 2003, compared to 63%, 20% and 12% for the nine months ended September 30, 2003. Amounts included in accounts receivable on September 30, 2003 relating to these three customers were approximately $225,000, $328,000 and $238,000, respectively.

The Company currently has supply agreements with BASF Corporation (“BASF”) and Rohm and Haas Electronic Materials CMP, Inc. (“RHEM”), the Company’s two largest customers, that have contingencies outlined in them which could potentially result in the license of technology and/or the sale of production equipment, providing capacity sufficient to meet the customer’s production needs, from the Company to the customer, if triggered by the Company’s failure to meet certain performance requirements and/or certain financial condition covenants. The financial condition covenants in the Company’s supply agreement with its largest customer, as amended on March 17, 2003, “triggers” a technology transfer (license or, optionally, an equipment sale) in the event (a) that earnings of the Company for a twelve month period ending with its most recently published quarterly financial statements are less than zero and its cash, cash equivalents and investments are less than $2,000,000, (b) of an acceleration of any debt maturity having a principal amount of more than $10,000,000, or (c) of the Company’s insolvency, as further defined within the agreement. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at 115% of the equipment’s net book value. In March 2003, the $2,000,000 “trigger” referenced above was reduced from $4,000,000 pursuant to an amendment to the supply agreement with the Company’s largest customer.

The Company believes that it has complied with all contractual requirements and that it has not had a “triggering event”. The Company further believes that the proceeds of the May 29, 2002 and September 8, 2003 private placements, its equity investment on March 23, 2004 and the exercise of warrants on September 2, 2004 relating to the Company’s September 2003 fundraising provide sufficient cash balances to avoid the first triggering event referenced above for the foreseeable future. Due to the Company’s adequate cash position and unfavorable market conditions, the Company withdrew its universal shelf registration filing in August 2004. If a triggering event were to occur and BASF elected to proceed with the transfer and related sale mentioned above, the Company would receive royalty payments from this customer for products sold using the Company’s technology; however, the Company would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by the Company’s agreement with the customer. Such an event would also result in the loss of many of the Company’s key staff and line employees due to economic realities. The Company believes that its employees are a critical component of its success and could be difficult to replace and train quickly. Given the occurrence of such an event, the Company might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on the Company.

(7) Contingent Liabilities

In 1998, Harbour Court LPI, a small stockholder of the Company, sued the Company, certain of its then-current and former officers and the underwriters of the Company’s initial public offering of common stock (the “IPO”) in the United States District Court for the Northern District of Illinois. The complaint alleged that defendants had violated the federal Securities Exchange Act of 1934 by making supposedly fraudulent material misstatements and omissions of fact in connection with soliciting consents to the IPO from several of the Company’s preferred stockholders. These supposed misrepresentations concerned purported mischaracterization of revenues that the Company received from its then-largest customer. The complaint further alleged that the suit should be maintained as a plaintiff class action on behalf of certain former preferred stockholders whose shares of preferred stock were converted into common stock in connection with the IPO. The complaint sought relief including unquantified compensatory damages and attorneys’ fees. In September 2000, each defendant answered the complaint, denying all wrongdoing. Following certain discovery, the Company decided to avoid protracted litigation and resulting defense costs by agreeing to settle all claims against all defendants for $800,000, plus up to an additional $50,000 for the cost of settlement administration. The settlement did not admit liability by any party. The court ordered final approval of the settlement in January 2002 and dismissed the complaint with prejudice. In January 2003, the court approved interim payment to the plaintiffs of $17,102 in settlement administration costs. In August 2004, the court ordered distribution of the approximately $23,000 in remaining settlement funds and approved up to an additional $7,000 in further settlement administration costs. Distribution of the remaining settlement funds is in the process of being completed. Because the settlement and the initial settlement administration costs were funded by the Company’s directors and officers liability insurance, and the Company anticipates that the further settlement administration costs will be similarly funded, neither the settlement nor the settlement administration costs payment have had or will have a material adverse effect on the Company’s financial position or results of operations.

In November 2001, George Tatz, a purchaser of 200 shares of the Company’s common stock, sued the Company and Joseph Cross, its President and CEO, in the United States District Court for the Northern District of Illinois. The complaint alleged that defendants violated the federal Securities Exchange Act of 1934 by making supposedly fraudulent material misstatements and omissions of fact in connection with the Company’s public disclosures, including certain press releases, concerning the Company’s dealings with Celox, a British customer. The complaint further alleged that the suit should be maintained as a plaintiff class action on behalf of certain buyers who purchased shares of the Company’s common stock from April 5, 2001 through October 24, 2001. The complaint sought relief including unquantified compensatory damages and attorneys’ fees. Plaintiff thereafter filed an amended complaint, alleging that the Company and four of its officers (Joseph Cross; Daniel Bilicki, its vice president of sales and marketing; Jess Jankowski, its then-acting chief financial officer; and Gina Kritchevsky, its then-current chief technology officer) were liable under the federal Securities Exchange Act of 1934 for making supposedly fraudulent material misstatements and omissions of fact in connection with the Company’s public disclosures concerning its relationship with Celox and the Company’s purportedly improper booking, and later reversal, of $400,000 in revenue from a one-time sale to that customer treated as a bill and hold transaction. The amended complaint alleged the same putative class and sought the same relief as in plaintiff’s initial complaint. In November 2002, defendants answered the amended complaint, denying all alleged wrongdoing. Following certain discovery, in June 2003, the Company decided to avoid protracted litigation and resulting defense costs by agreeing to settle all claims against all defendants for $2,500,000. Thereafter, the court certified the class alleged in the amended complaint. In December 2003, the court ordered final approval of the settlement and dismissed the amended complaint with prejudice. The settlement did not admit liability by any party. Because the settlement was funded by the Company’s directors and officers liability insurance, the settlement has not had a material adverse effect on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nanophase Technologies is a nanocrystalline materials developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterials for use in a variety of diverse markets: personal care, sunscreens, abrasion-resistant applications, environmental catalysts, antimicrobial products and a variety of polishing applications, including semiconductors, hard disk drives and optics. The Company targets markets in which it feels practical solutions may be found using nanoengineered products. The Company works closely with leaders in these target markets to identify their material and performance requirements. Newer developed technologies have made certain new products possible and opened potential new markets. With the commercialization of the Company’s new NanoArc™ synthesis and new dispersion technologies in 2002, and the expansion of these capabilities in 2003, Nanophase is focusing on penetrating the chemical-mechanical-planarization (“CMP”) and fine polishing markets. CMP is the process of polishing various types of integrated circuits or chips to be used in various commercial electronics applications. Management believes that the Company’s inroads in the CMP and fine polishing markets would have been very difficult without the Company being able to produce its materials to exacting specifications verified by in-house and customer-based testing. Management expects growth in end-user (customers of Nanophase’s customers) adoption in 2004 and revenue growth beginning in 2005 in both of these areas. Additionally, the Company feels that its exclusive relationship with Altana Chemie (“Altana”), a global ingredients supplier to various coatings industries, will lead to growth in several of its abrasion-resistant applications in the marketplace. Nanophase has shipped initial quantities of material to Altana in the second and third quarters of 2004.

From its inception in November 1989 through December 31, 1996, the Company was in the development stage. During that period, the Company primarily focused on the development of its manufacturing processes in order to transition from laboratory-scale to commercial-scale production. As a result, the Company developed an operating capacity to produce significant quantities of its nanocrystalline materials for commercial sale. The Company was also engaged in the development of commercial applications and formulations and the recruiting of marketing, technical and administrative personnel. Since January 1, 1997, the Company has been engaged in commercial production and sales of its nanocrystalline materials, and the Company no longer considers itself in the development stage. From inception through September 30, 2004, the Company was primarily capitalized through the private offering of approximately $32.0 million of equity securities prior to its initial public offering, its initial public offering of $28.8 million of common stock in November of 1997, its private offering of $6.2 million of common stock in May of 2002, its private offering of $1.95 million of common stock in September of 2003, its equity investment of $9.2 million in March 2004 and its private offering of $1.95 million of common stock in September of 2004, each net of issuance costs. The Company has incurred cumulative losses of $50.3 million from inception through September 30, 2004.

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

Revenue Recognition. Product revenue consists of sales of product that are recognized when realized and earned. This occurs when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Other revenue consists of revenue from research and development arrangements with non-governmental entities, development funding (see RHEM discussion on page 6) and fees from the transfer of technology and the sale of production equipment that is designed and built by the

Company. Such sale of equipment last occurred in the first quarter of 2003. These types of equipment sales occur on occasion and are also treated as other revenue. This transaction is discussed in further detail below. Research and development arrangements include both cost-plus and fixed fee agreements and such revenue is recognized when specific milestones are met under the arrangements. Fees related to the transfer of technology are recognized when the transfer of technology to the acquiring party is completed and the Company has no further significant obligation. Royalties are recognized when earned pursuant to the contractual arrangement.

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

Results of Operations

Total revenue increased to $1,377,118 and $4,212,546 for the three and nine months ended September 30, 2004, compared to $1,238,973 and $4,210,591 for the same period in 2003. A substantial majority of the Company’s revenue for the three and nine month periods ended September 30, 2004 is from the Company’s three largest customers. See Note 6 to the Financial Statements for additional information regarding the revenue the Company derived from these three customers for the three and nine month periods ended September 30, 2004. Product revenue decreased to $1,144,010 and $3,497,999 for the three and nine months ended September 30, 2004, compared to $1,149,500 and $3,720,477 for the same period in 2003. The decrease in product revenue was primarily attributed to decreased sales of CMP materials to Rohm and Haas Electronic Materials CMP, Inc. (“RHEM,” formerly known as Rodel, Inc.), the Company’s second largest customer in the third quarter of 2004. The decrease was partially offset by increased product sales to the Company’s largest customer and to a lesser extent its new customer Altana Chemie AG. The Company and its largest customer currently have a technology agreement in place to jointly develop the second generation of sunscreen nanomaterials and for other potential personal care applications. Management anticipates the launch of one or more new sunscreen or personal care applications in 2005.

Other revenue increased to $233,108 and $714,547 for the three and nine months ended September 30, 2004, compared to $89,473 and $490,114 for the same period in 2003. The increase was largely due to revenue in the amount of $450,000 for the nine months ended September 30, 2004 in technology development funding from RHEM. This technology development funding from RHEM is part of its $600,000 commitment in 2004 described below. The increase in revenue was offset in the amount of $226,450 from the sale of a physical-vapor-synthesis (“PVS”) reactor in March of 2003 to C.I. Kasei, the Company’s Japanese licensee and third largest customer in the third quarter of 2004. These types of equipment sales occur on occasion (not on a regular basis) and are treated as other revenue.

In February of 2004, the Company amended its original agreement with RHEM. This amendment allows for RHEM to maintain exclusivity based upon it purchasing lower dollar amounts of nanocrystalline materials, while extending the agreement through 2009. This amendment does not require RHEM to purchase any materials from the Company in 2004, but it does require an aggregate of $600,000 in development funding be paid to Nanophase in four equal quarterly installments in 2004 to support its efforts in joint slurry product development with RHEM for current and future semiconductor technologies. In October of 2004, the Company amended its original agreement with RHEM a second time. This amendment reduces the minimum purchase requirements necessary to maintain the Company’s exclusivity obligations to RHEM by approximately 44% during 2005. The reduction reflects the parties’ recognition of the difficulty in precisely estimating the timing of product development and sales in the semiconductor polishing market. A copy of this agreement, which was made in letter form, was furnished as exhibit 10.1 to the Company’s Form 8-K filed on October 22, 2004. In an additional smaller volume fine polishing application, the Company was selected as the recommended nanoparticle dispersion polishing supplier by a leading manufacturer of optical polishing equipment. Management believes that this vote of confidence, while not relating to substantial direct revenue, will help to establish Nanophase as a supplier of quality materials in the fine polishing market in general.

The majority of the total revenue generated during the period ended September 30, 2004 was from customers and development partners in the healthcare (sunscreens) and CMP markets, including the development funding discussed in the preceding paragraph, and came principally from the Company’s current two largest customers described above.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $1,311,622 and $3,952,908 for the three and nine months ended September 30, 2004, compared to $1,166,853 and $3,947,823 for the same period in 2003. The increase in cost of revenue was generally attributed to increased health care costs and product mix partially offset by decreases in the Company’s continued efficiencies in reducing its variable manufacturing costs on nanomaterials. The Company is completing a series of process improvements that are targeted to increase PVS reactor output by 20-30% in conjunction with a re-engineering program that has reduced the expected operational labor cost by 25% on high volume PVS-produced nanomaterials. Nanophase expects to maintain an aggressive schedule for new nanomaterial development, primarily using its NanoArc™ synthesis and dispersion technologies, for targeted applications and new markets throughout 2004. At current revenue levels, with the contribution from other revenue, the Company has generated a modest positive gross margin. The Company’s margins have been impeded by not having enough revenue to absorb the manufacturing overhead that is required to work with current customers and the new ones the Company expects to have. The extent to which the Company’s margins remain positive, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume and the Company’s ability to continue to cut costs. As product revenue volume increases, this will result in more of the Company’s fixed manufacturing costs being absorbed, leading to increased margins. The Company expects to continue reducing its product manufacturing costs in 2004 but may or may not continue to operate at a positive gross margin in 2004.

Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with the Company’s development or acquisition of new product applications and coating formulations and the cost of enhancing the Company’s manufacturing processes. For example, the Company has been and continues to be engaged in research to enhance its ability to disperse its material in a variety of organic and inorganic media for use as coatings and polishing materials. Much of this work has led to new potential products for use by Altana. Now that the Company has demonstrated the capability to produce pilot quantities of mixed-metal oxides in a single crystal phase, the Company does not expect development of further variations on these materials to present material technological challenges. Many of these materials exhibit performance characteristics that can enable them to serve in various catalytic applications. This development has been driven largely by customer demand. Management is now working on several related commercial applications. The Company expects that this technique should not be difficult to scale to large quantity commercial volumes once application viability and firm demand are established. The Company also has an ongoing advanced engineering effort that is primarily focused on the development of new nanomaterials as well as the refinement of existing nanomaterials. The Company has recently expanded its palette of materials to include nanoscale copper oxide and bismuth oxide for potential use in a variety of applications and continues to work on new transparent abrasion-resistant materials. The Company is not certain when or if any significant revenue will be generated from the production of the materials described above. Research and development expense decreased to $437,941 and $1,389,638 for the three and nine months ended September 30, 2004, compared to $480,301 and $1,452,036 for the same period in 2003. The decrease in research and development expense was largely attributed to decreased spending in consultant and materials expense. These decreases were partially offset by increased salaries and health insurance expenses. The Company does not expect research and development expense to increase significantly in 2004 from amounts incurred in 2003.

Selling, general and administrative expense increased to $1,024,581 and $3,187,758 for the three and nine month periods, respectively, ended September 30, 2004, compared to $941,949 and $3,121,698 for the same periods in 2003. The net increase was primarily attributed to increases in health insurance, investor relations and travel expenses. These increases were partially offset by decreases in directors and officers insurance expense and consulting fees.

Interest income increased to $51,600 and $108,386 for the three and nine month periods, respectively, ended September 30, 2004, compared to $12,874 and $54,263 for the same periods in 2003. These increases were primarily due to an increase of funds available for investment, largely composed of the March 23, 2004 equity investment from Altana which resulted in net proceeds of approximately $9.2 million.

Other expenses increased to $289,080 and $288,320 for the three and nine month periods, respectively, ended September 30, 2004, compared to $2,274 of other income for the same period in 2003. The increases were primarily due to the Company taking a one-time charge in the amount of $279,000 for accounting and legal costs associated from the withdrawal of the Company’s universal shelf registration in August 2004.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and investments amounted to $13,872,846 on September 30, 2004, compared to $4,962,363 on December 31, 2003. The net cash used in the Company’s operating activities was $3,055,145 for the nine months ended September 30, 2004, compared to $2,727,055 for the same period in 2003. Net cash used in investing activities, which is due to purchases of securities and to a lesser extent capital expenditures offset partially by maturities of securities, amounted to $9,049,880 for the nine months ended September 30, 2004 compared to $1,202,437 of net cash provided by investing activities for the same period in 2003. Capital expenditures, primarily related to the continued build-out of the Company’s new pilot manufacturing and powder blending facilities within its Romeoville, Illinois facility and further expansion of the Company’s existing manufacturing facility in Burr Ridge, Illinois and the purchase of related operating equipment, amounted to $522,029 and $183,918 for the nine months ended September 30, 2004 and 2003, respectively. Continuing in 2004, the Company expects to complete implementation of a physical vapor synthesis (PVS) process innovation, within the current capital budget, that is expected to increase PVS reactor output by 20% to 30%. The Company expects that this innovation should result in the need for less future capital as the Company’s PVS reactor-produced business grows. Currently, all sunscreen and personal care nanomaterials are manufactured via the PVS process. Net cash provided by financing activities is primarily due to the Company securing financing through an equity investment in March 2004 and, to a lesser extent, by the issuance of shares of common stock pursuant to the exercise of warrants and options, partially offset by principal payments on debt and capital lease obligations, amounting, in total, to $12,692,883 for the nine months ended September 30, 2004, compared to $2,337,829 of net cash used in financing activities for the same period in 2003.

On March 23, 2004, the Company sold, in a private placement to Altana Chemie AG (“Altana”), 1,256,281 shares of common stock at $7.96 per share and received gross proceeds of $10.0 million. On January 22, 2004, the Company filed a universal shelf registration statement with the Securities and Exchange Commission to allow Nanophase to offer up to $15.0 million of Nanophase securities, in the form of common stock or various types of debt securities, in the future. In August 2004, the Company withdrew its universal shelf offering due to unfavorable market conditions and the Company’s adequate cash position to cover expected growth through 2006. On September 8, 2003, the Company secured equity funding through a private placement offering with Grace Brothers, Ltd., its largest investor. The Company issued 453,001 shares of additional common stock at $4.415 per share and received gross proceeds of $2.0 million. Grace Brothers, Ltd. also has the right to purchase an additional 453,001 shares for an additional $2.0 million pursuant to the terms of a warrant issued in such private placement. In accordance with the terms of such private placement, on June 7, 2004, the Company filed a registration statement for such 453,001 shares and the additional 453,001 shares issuable upon exercise of the warrant which registration statement was declared effective on August 13, 2004. On September 2, 2004, Grace Brothers, Ltd. exercised its warrant rights to acquire 453,001 newly issued shares of common stock and the Company received $2 million in gross proceeds. On May 29, 2002, the Company secured equity funding through a private placement offering. The Company issued 1.37 million shares of additional common stock at $5.00 per share and received gross proceeds of $6.85 million. Net proceeds were approximately $6.2 million after commissions, legal, accounting and other costs. The Company intends to use the remaining proceeds from the foregoing offerings to fund expected growth in new markets as well as to provide for expanded working capital needs expected to arise as sales volume grows and pay existing debts.

The Company’s supply agreement with its largest customer contains several financial covenants which could potentially impact the Company’s liquidity. The most restrictive financial covenants under this agreement require the Company to maintain a minimum of $2.0 million in cash, cash equivalents and investments and that the Company not have the acceleration of any debt maturity having a principal amount of more than $10,000,000, in order to avoid triggering a transfer of technology and equipment to the Company’s largest customer. The Company had approximately $13.9 million in cash, cash equivalents and investments and debt of less than $685,000 on September 30, 2004. Management expects that the proceeds received from the September 2003 private placement offering and the exercise of the warrant issued in such offering, as well as the proceeds from the March 23, 2004 equity investment from Altana, should be sufficient to enable the Company to comply with these financial covenants for the foreseeable future. This supply agreement and its covenants are more fully described in Note 6 to the Company’s Financial Statements. See “Risk Factors—We may need to raise additional capital in the future”.

In November 2000, the Company executed a three-year promissory note, held by the Company’s largest customer, in the amount of $1,293,895 for the construction of additional production capabilities at the Company’s Romeoville, Illinois facility. Borrowings against this note amounted to $626,308 on September 30, 2004. The note bears interest at 8.45% per annum and is collateralized by certain powder coating, packaging, lab and related equipment. Contractually, the Company has eight months to pay back this note, based on a rate per kilogram of product shipped, with any remaining outstanding balance on June 1, 2005 becoming payable on demand.

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

On September 30, 2004, the Company had a net operating loss carryforward of approximately $57 million for income tax purposes. Because the Company may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2014. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, the Company has concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. On September 30, 2004, the Company also had a foreign tax credit carryforward of $156,000, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire in 2014, if not utilized before that date.

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

We have incurred net losses in each year since our inception with net losses of $5.74 million in 2001, $5.16 million in 2002 and $5.83 million in 2003. As of September 30, 2004, we had an accumulated deficit of approximately $50.3 million and presently expect to continue to incur losses on an annual basis through at least the end of 2005. We believe that our business depends, among other things, on our ability to significantly increase revenue. If revenue fails to grow at anticipated rates or if operating expenses increase without a commensurate increase in revenue, or if we fail to adjust operating expense levels accordingly, then the imbalance between revenue and operating expenses will negatively impact our cash balances and our ability to achieve profitability in future periods.

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

Sales to BASF, RHEM and C.I. Kasei, a division of Itochu Corporation, accounted for approximately 94% of total revenue for the year ended December 31, 2003, and sales to the same three customers accounted for approximately 81% of total revenue in 2002. These three customers also represented a significant majority of total revenue for the nine months ended September 30, 2004, as described in Note 6 to the Financial Statements. For the years ended December 31, 2003 and 2002, BASF accounted for 61% and 73% of our total revenue, respectively. If we were to lose, or receive significantly decreased orders from, any of these three customers, then our results of operations would be materially harmed. While our agreements with our three largest customers are long-term agreements, they may be terminated by the customer with reasonable notice and do not provide any guarantees that these customers will continue to buy our products. In addition, while our agreements with our three largest customers contain minimum order requirements, the only repercussion under the agreements for missing the minimum order requirement is that we would be freed from the exclusivity obligations under these contracts.

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

To raise additional funds in the future, we would likely sell our equity or debt securities or enter into loan agreements. To the extent that we issue debt securities or enter into loan agreements, we may become subject to financial, operational and other covenants that we must observe. In the event that we were to breach any of these covenants, then the amounts due under such loans or debt securities could become immediately payable by us, which could significantly harm us. To the extent that we sell additional shares of our equity securities, our stockholders may face economic dilution and dilution of their percentage of ownership.

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

We believe that we have complied with all contractual requirements and that we have not had a “triggering event.” We further believe that the proceeds of the May 29, 2002 and September 8, 2003 private placements, the warrants exercised on September 2, 2004 relating to the September 8, 2003 private placement, in addition to the proceeds from the equity investment by Altana on March 23, 2004, should provide sufficient cash balances to avoid the first triggering event referenced above for the foreseeable future. If a triggering event were to occur and BASF elected to proceed with the transfer and related sale mentioned above, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that would be purchased and removed by BASF pursuant to this triggering event could take six months to a year. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets pursuant to our agreement with BASF. This shortfall might put us in a position where it would be difficult to secure additional funding given what would then be an already tenuous cash position. Such an event would also result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success and would be difficult to quickly replace and train. Given the occurrence of such an event, we might not be able to hire and retrain skilled employees given the stigma relating to such an event and its impact on us. We might elect to effectively reduce our size and staffing to a point where we could remain a going concern in the near term.

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

Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding warrants and options may be resold pursuant to currently effective registration statements. As of October 27, 2004, there are:

•	15,733,199 shares of common stock that have been issued in registered offerings, upon the exercise of options under our equity incentive plan or in private placements and are freely tradable in the public markets,

•	1,339,069 shares of common stock that may be issued on the exercise of stock options outstanding and exercisable under our equity incentive plan;

•	906,002 shares of common stock that were issued pursuant to our September 8, 2003 private placement and the related warrant which was exercised on September 2, 2004. The resale of these shares has been registered pursuant to a Registration Statement on Form S-3 which was declared effective by the Securities and Exchange Commission on August 13, 2004; and

•	1,256,281 shares of common stock that were issued pursuant to our March 23, 2004 private placement and may be registered for resale after March 23, 2006 pursuant the terms of the Registration Rights Agreement executed in connection with this private placement.

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

As of September 3, 2004, Bradford T. Whitmore, individually and as a director of his affiliates, Grace Brothers, Ltd. and Grace Investments, Ltd., beneficially owned approximately 19.9% of the outstanding shares of our common stock. As a result, he may have significant influence on matters submitted to our stockholders for approval, including proposals regarding:

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

Dilutive effect of private placements.

On May 29, 2002 we sold 1,370,000 shares of our common stock to selected accredited investors at a purchase price of $5.00 per share. On May 29, 2002 the closing sale price of our common stock, as reported on NASDAQ, was $5.15 per share. On September 8, 2003 we sold 453,001 shares of our common stock to Grace Brothers, Ltd. at a purchase price of $4.415 per share together with a warrant to purchase a like number of shares of common stock during the next twelve months also at a price of $4.415 per share. This warrant was exercised on September 2, 2004 to acquire 453,001 newly issued shares of common stock. The share price for the common stock was determined based on the fifteen-day market closing average for our stock ending September 5, 2003. On September 8, 2003 and September 2, 2004 the closing sale price of our common stock as reported on NASDAQ, was $5.50 and $5.49 respectively, per share. On March 23, 2004 we sold 1,256,281 shares of our common stock to Altana at a purchase price of $7.96 per share. On March 23, 2004 the closing sale price of our common stock, as reported on NASDAQ, was $8.26 per share. Each of these issuances of stock at below the then-current market price had a dilutive effect on existing common stockholders.

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

Item 5. Other Information

On February 23, 2004, an unidentified party filed a Petition to Request a Reexamination of US Patent No. 6,669,823 B1 in the U.S. Patent and Trademark Office, or USPTO. US Patent No. 6,669,823 B1 relates to certain parts of one of the Company’s nanoparticle manufacturing processes, NanoArc Synthesis™. The Company subsequently received notice that the USPTO had granted the Request for Reexamination. The reexamination process is provided for by law and requires the USPTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the USPTO. Because Nanophase believes that the scope and validity of the patent claims in this patent are appropriate, the Company is vigorously defending its patent position. It is not feasible to predict whether the Company ultimately will succeed in maintaining the scope and validity of the claims of this patent. If the patent claims in this patent ultimately are narrowed substantially by the USPTO, the patent coverage afforded to certain parts of the Company’s NanoArc Synthesis™ nanoparticle manufacturing process could be impaired. While we would not expect such impairment to affect the value of our manufacturing trade secrets that have not been disclosed in the patent, it could impede the extent of Nanophase’s legal protection of the invention that is subject to this patent and potentially harm its business and operating results.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

B. Reports on Form 8-K.

On July 21, 2004, the Company furnished a Current Report on Form 8-K reporting under Items 7 and 12 that on July 21, 2004 it issued a press release announcing second quarter 2004 revenues.

On August 24, 2004 the Company furnished a Current Report on Form 8-K reporting under Items 8.01 and 9.01 that on August 23, 2004 it issued a press release announcing that it has filed an application for withdrawal of its shelf Registration Statement on Form S-3 (File No. 333-112130) initially filed January 22, 2004.

On September 7, 2004, the Company furnished a Current Report on Form 8-K reporting under Items 8.01 and 9.01 that on September 2, 2004 it issued a press release announcing that under the terms of a private placement completed and announced in September 2003, Grace Brothers, Ltd., a large institutional investor in Evanston, Illinois, exercised its warrant rights to acquire 453,001 newly issued shares of common stock for a gross equity investment of $2 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: November 12, 2004	By:	/s/ JOSEPH E. CROSS
Joseph E. Cross President, Chief Executive Officer (principal executive officer) and a Director

Date: November 12, 2004	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski Chief Financial Officer (principal financial and chief accounting officer)