Form 10-K
period 2004-12-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2005-03-15
CIK 883107

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission File Number 0-22333

NANOPHASE TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3687863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based upon the last reported sale price of the registrant’s common stock on June 30, 2004 was $93,918,685 as of such date.

The number of shares outstanding of the registrant’s common stock, par value $.01, as of March 14, 2005 was 17,912,852.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

General

Nanophase Technologies (“Nanophase” or the “Company”) is a nanomaterials (also referred to as nanocrystalline materials or nanoparticles) developer and commercial manufacturer. Nanophase employs patented, patent-pending and proprietary technology to create nanomaterials, typically in the range of 5-100 nanometers, which may be singular or multi-element oxides, including rare earth materials. Nanophase applies its technologies to modify the nanoparticle and nanoparticle surface to manipulate electrical, mechanical, optical and other properties, while precisely controlling the particle size and other physical parameters. The Company also uses its technologies to create materials, not normally found naturally, that offer special performance attributes.

Nanophase has created an integrated platform of nanomaterial technologies that are designed to deliver, typically in the metric ton range, an engineered nanomaterial solution for a particular target market or specific customer application. Nanophase’s technologies consist of two distinct nanoparticle or nanomaterial manufacturing processes (physical vapor synthesis (“PVS”) and NanoArc™ synthesis), nanoparticle surface treatment(s) technologies and dispersion technologies. The Company delivers various nanomaterials at commercial quality and quantity. Nanophase’s products are available as nanoparticles, surface-treated nanoparticles and stable nanoparticle dispersions in aqueous or organic media, providing customers with nanomaterials in readily usable forms. The diverse markets Nanophase currently serves include personal care, sunscreens, abrasion-resistant applications, environmental catalysts, antimicrobial products and a variety of polishing applications, including semiconductors and optics. New markets and applications also are being developed. The Company’s customers include multinational corporations and Fortune 500 companies.

Nanophase reduces the cycle time for innovation by working with certain customers to jointly develop optimal nanoengineered solutions for particular market needs or specific customer applications. The Company has complete capability from application development and laboratory samples through pilot quantities and commercial production. The Company has extensive research and development facilities and application laboratories, as well as manufacturing capacity based in two locations in the Chicago area. This capability allows Nanophase to develop and supply nanomaterials in quantities ranging from grams to metric tons. Nanophase’s business model is based on strategic partnerships, typically with companies who currently occupy a targeted market channel(s), and supplying nanomaterials to individual customer-specific needs.

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

Nanomaterials are in the diverse field of nanotechnology, but are a distinct area of the field. Nanomaterial properties depend upon the composition, size, shape, structure and surface of the individual particles, as well as other possible parameters. Nanophase’s methods for engineering and manufacturing nanocrystalline materials result in particles with a controlled size and shape and surface characteristics that behave differently from conventionally produced larger-sized materials. The Company’s control of nanoparticles, and many of their attributes, allows it to engineer materials at a very small level to meet relatively precise application or performance requirements.

Typical uses for nanomaterials are in manufactured products (sunscreens and other personal care products) or in manufacturing processes (fine polishing, coatings and catalysts). In many applications, nanomaterials offer advantages such as improved performance, lower overall product cost, or the development of new products or processes.

The Company’s Technologies

Nanophase intends to maintain and grow its intellectual property position in the emerging science of nanomaterials through the development of new materials and processes, many of which management expects to result in the issuance of future patents (see “Item 1. Business–Intellectual Property and Proprietary Rights”). Nanophase has created an integrated platform of nanomaterial technologies that are patented, patent-pending or proprietary and designed to deliver a nanomaterial solution for a particular market or specific customer application. Nanophase’s technologies consist of two distinct nanoparticle, or nanomaterial, manufacturing processes (PVS and NanoArc™ synthesis), nanoparticle surface treatment(s) technologies and dispersion technologies. These technologies define the equipment and methods used for the commercial manufacture of nanoparticles, surface-treatment and coating of nanoparticles and dispersion of nanparticles in a variety of media. The Company’s technologies have been demonstrably scalable and robust, having produced more than a hundred metric tons of nanomaterials during each of the last five years.

The Company uses its technologies to engineer and produce nanocrystalline materials designed for specific product applications. Currently, the Company’s major nanomaterials are: coated zinc oxide for sunscreens, dispersed ceria for fine polishing applications, uncoated zinc oxide for personal care applications and various nanomaterials for coatings and sealant applications. Nanophase has various other nanomaterials that it is selling to existing markets at lower volume levels. The Company hopes to expand the sales of some of these materials considerably, in terms of revenue, over time. Nanophase also is engaged in ongoing research, technology development and where appropriate, technology-licensing activities that add to its core technologies or provide complementary technologies. Part of the Company’s strategy involves reviewing new technologies outside of the Company to potentially add to its internal research and development efforts. From time to time, in areas that are complementary to its growth strategies, the Company may license or procure outside technology to augment its internally developed technologies. The Company’s goal is to remain at the forefront of nanomaterials technologies.

Nanophase has been steadily expanding both its patented technologies and its ability to successfully practice these technologies. Through large-scale manufacturing of nanomaterials utilized in the manufacture of consumer sunscreen and personal care products, the Company has developed production expertise that has allowed it to improve processes relating to those nanomaterials, as well as processes relating to other nanomaterials. This experience has translated into additional patents and pending patents and improvement of the Company’s technologies and manufacturing processes to reduce variable manufacturing cost and improve future gross margins.

Newer developed technologies have opened the capability for certain new products and new markets. With the commercialization of the Company’s new NanoArc™ synthesis and new dispersion technologies in 2002, and the expansion of these capabilities in 2003 and 2004, Nanophase is focusing on penetrating the chemical-mechanical-planarization (“CMP”) and fine polishing markets. CMP is the process of polishing various types of integrated circuits or chips to be used in various commercial electronics applications. Management believes that Nanophase’s inroads in the CMP and fine polishing markets would have been very difficult without the Company being able to produce its materials to exacting specifications verified by in-house and customer-based testing. The Company is also exploiting these capabilities in focusing on the coatings and sealants markets through its partnership with Altana Chemie, AG (“Altana”).

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

Marketing

The Company markets and sells its products through a combination of business development and sales activities in collaborative relationships with lead customers in various markets. Business development activities include evaluation and qualification of potential markets, identification of the lead customers within each market and development of a business strategy for successful market penetration.

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

In the case of BASF Corporation (“BASF”), much of the Company’s collaboration has involved sharing information and developing the current product and next generation products to better perform within BASF’s existing customers’ various products and systems. BASF is currently the Company’s largest customer. Nanophase and BASF have entered into a supply agreement that requires BASF to buy a minimum of 70% percent of its annual requirement of nanoscale zinc oxide for use in sunscreen and personal care products from Nanophase in order for BASF to retain its exclusive worldwide rights to use the Company’s zinc oxide products in the sunscreen and personal care markets. This agreement, which has no set expiration date, can currently be terminated by either party with two years notice under certain conditions. In November of 2000, BASF agreed to lend the Company approximately $1.3 million to construct a nanoparticle coating facility at its Romeoville, Illinois location. See Note 7 to the Financial Statements and the “Liquidity and Capital Resources” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In the case of Rohm and Haas Electronic Materials (“RHEM”), formerly known as Rodel, the Company has collaborated in selling current generation ceria-based chemical-mechanical-planarization (“CMP”) materials to RHEM’s customers. RHEM and Nanophase have entered into a supply agreement which requires RHEM to purchase 100% of its annual requirements for, and specified minimum dollar amounts of, nanocrystalline ceria for use in CMP of semiconductors in order for RHEM to retain its exclusive worldwide rights to the Company’s nanocrystalline ceria products in this field of use. In February of 2004, the Company amended its original agreement with RHEM. This amendment allowed for RHEM to maintain exclusivity based upon it purchasing lower dollar amounts of nanocrystalline materials, while extending the agreement through 2009. This amendment did not require RHEM to purchase any materials from the Company in 2004, but it did require an aggregate of $600,000 in development funding be paid to Nanophase in four equal quarterly installments in 2004 to support its efforts in joint slurry product development with RHEM for current and future semiconductor technologies. In October of 2004, the Company amended its original agreement with RHEM a second time. This amendment reduced the minimum purchase requirements necessary to maintain the Company’s exclusivity obligations to RHEM by approximately 44% during 2005. The reduction reflects the parties’ recognition of the difficulty in precisely estimating the timing of product development and sales in the semiconductor polishing market.

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

The Company leverages its resources through relationships with organizations focused on market-specific (e.g., BASF, RHEM) or geography-specific areas. These relationships enhance Nanophase’s ability to quickly develop lead customers and applications for its products. Another of these relationships is with C. I. Kasei, a division of Itochu Corporation (“CIK”). CIK develops, engineers and manufactures products under license from the Company (specifically for the Company’s PVS technology) for use in multiple industrial markets. The Company’s agreement with CIK stipulates a minimum royalty every twelve months of the greater of $300,000 or 4% of CIK’s sales of licensed product, payable to the Company until 2013, to guarantee CIK an exclusive license in designated parts of Asia. After that time, the agreement calls for a royalty of 2% of CIK’s sales of licensed product, at which time CIK’s license of Nanophase’s PVS technology in designated parts of Asia would become non-exclusive. CIK may terminate its agreement with the Company at any time upon 90 days prior written notice. Management does not believe that revenue related to the CIK agreement will contribute significantly, beyond the levels it has in the past, to the near-term growth of the Company.

On March 23, 2004, the Company received $10,000,000 in gross proceeds in the form of an equity investment from Altana, a large German chemical company. Altana received 1,256,281 shares of Nanophase common stock. Altana and Nanophase have agreed that the shares will remain unregistered, and therefore not freely saleable, until March 23, 2006. Simultaneous to this transaction, the Company executed a joint development agreement with Altana in order to explore new product applications in fields that are mutually beneficial to both companies. Pursuant to the agreement, the Company and Altana have granted each other, subject to limited exceptions, exclusive rights for the development and purchase of nanomaterials for use in paints, coatings, inks, polymers and plastics, varnishes and similar applications.

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

Secondly, Altana has global sales, technical support, capabilities for basic research, additional application development capability to incorporate nanomaterials, and an existing customer base and market relationships. Nanophase expects that this new partnership will help Nanophase to address markets at an entry point that should allow for quicker and broader adoption of nanomaterials in composite coatings and plastics. This mutually exclusive agreement is separate and distinct from the Company’s existing agreements with BASF and RHEM, as the fields of application do not intersect. Management expects Altana to continue to develop new products and market them on an ongoing basis. They should become a significant customer of Nanophase during 2006. The agreement with Altana has an initial term of eight years, with one-year renewal provisions.

A limited number of key customers account for a substantial portion of the Company’s commercial revenue. In particular, revenue from BASF, RHEM and CIK constituted approximately 69.7%, 12.9% and 6.2%, respectively, of the Company’s 2004 total revenue. The Company’s customers are significantly larger than the Company and are able to exert a high degree of influence over the Company. While the Company’s agreements with its three largest customers are long-term agreements, they may be terminated by the customer with reasonable notice and do not provide any guarantees that these customers will continue to buy the Company’s products. The loss of one of these key customers or the failure to attract new customers could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company, from time to time, employs marketing representatives or sales agents focused in specific application areas. Nanophase also markets itself and its capabilities by sponsoring, attending and presenting at advanced materials symposia and industry trade shows for its target markets, and by publishing articles in a variety of scientific and trade journals. The Company also markets itself and its capabilities through its Web site, by advertising in selected industry and trade journals and by providing specification sheets and other marketing materials to prospective customers. In addition, Nanophase networks with certain Fortune 500 companies to display its technology and uncover potential applications. The Company often makes technical presentations at various events where the Company’s scientists and business development people meet with their counterparts at other companies and explore potential technical relationships and collaborative applications research.

Technology and Engineering

The Company’s Technology and Engineering Group includes the research and development, process engineering and advanced engineering functions. Consistent with the Company’s goal to remain at the forefront of nanomaterials technologies, the objective of Nanophase’s research and process-development activities is to gather core technologies that have the capability to serve multiple markets commercially, continue to improve and evolve the Company’s manufacturing technologies and develop new nanomaterials and associated applications, usually working directly with potential and current customers.

Nanophase’s total research and development expense (which doesn’t take in to account amounts spent by our largest customers in support of our partnerships), which includes all expenses relating to the technology and advanced engineering groups, during the years ended December 31, 2004, 2003 and 2002 was $1,929,348, $1,906,791 and $1,572,997, respectively. The Company’s future success will depend in large part upon its ability to keep pace with evolving advanced materials technologies and industry standards. Through the five-year period ended December 31, 2004, the Company has had cumulative research and development expenses of approximately $8.8 million and cumulative expenditures on equipment and leasehold improvements of approximately $10.5 million. These investments in technology and production capacity and capability have helped to take Nanophase from a development stage company to commercialization.

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

The Company has manufacturing capacity based in two locations in the Chicago area. At each of these facilities, Nanophase is able to develop and supply its nanomaterials in quantities ranging from grams to metric tons. Nanophase’s facilities are certified to ISO 9001:2000 international standards and are current Good Manufacturing Practices (cGMP) compliant for applicable bulk pharmaceutical manufacturing. All processes are controlled under Six-Sigma discipline with the capability to manufacture precisely to application requirements. Unlike traditional quality control, Six Sigma provides methods to reengineer processes to eliminate non-value added steps and create a system that minimizes errors and defects. Nanophase’s operations employ a cellular team-based manufacturing approach, where workers operate in work “cells,” under a Lean Manufacturing environment to continuously advance production capabilities.

Management is committed to a Lean Manufacturing approach where, to the extent possible given a certain measure of irregular demand, the Company is able to avoid excess labor, inventory and supply levels in order to minimize working capital demands. This approach complements our production management in the sense that two of the Company’s major production goals are to increase nanomaterials output without adding to existing equipment and the continuous reduction of production costs.

Intellectual Property and Proprietary Rights

Nanophase relies primarily on a combination of patent, trademark, copyright, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect its intellectual property. In addition to obtaining patent and trademarks based on the Company’s inventions and products, Nanophase also licenses certain third-party patents to expand its technology base. During 2004, Nanophase continued to strengthen its intellectual property portfolio by adding to its patents, pending patents, and proprietary knowledge. As of the date of this report, Nanophase owns or licenses 25 US patents and patent applications consisting of 9 owned US patents, 10 pending US patent applications, 2 licenses to pending US patent applications and 4 licensed US patents. The 9 owned US patents consist of 6 for its nanoparticle synthesis technologies, 2 for its surface treatment technologies and 1 for its nanoparticle applications in coating. The Company’s pending US patents consist of 3 in nanoparticle synthesis, 3 in nanoparticle surface treatments involving dispersion of nanoparticles in various media and 4 in nanoparticle applications. Correspondingly, the Company has 49 foreign patents and pending patent applications consisting of 15 owned foreign patents and 34 pending foreign patents. All of the pending and owned foreign patents are counterparts to domestic filings covering its platform of nanotechnologies. In addition, the Company’s management believes that, based on its past experience, up to 3 of its currently pending patent applications will be issued in 2005. The Company’s oldest patents will begin to expire in 2009.

See the “Risk Factors” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of risks related to our intellectual property and proprietary rights.

Competition

Within each of its targeted markets and product applications, Nanophase faces current and potential competition from many advanced materials and chemical companies, suppliers of traditional materials and the in-house capabilities of several of its current and potential customers. In many markets, the Company’s competitors are larger and more diversified than the Company, although management believes its materials and related technologies are superior to those of its competitors in terms of their ability to be readily engineered to meet specific performance requirements. With respect to traditional suppliers, however, the Company competes against lower priced traditional materials where the benefits of using nanomaterials do not always outweigh their typically higher costs. With respect to larger producers of nanomaterials, while many of these producers do not currently offer competitive products, these companies have greater financial and technical resources, larger research and development staffs and greater manufacturing and marketing capabilities and could soon begin to compete directly against Nanophase. In addition, the number of development-stage companies involved in nanocrystalline materials continues to grow on a global basis, posing significant and increasing competitive risks. Many of these companies are associated with university or national laboratories and use chemical and physical methods to produce nanocrystalline materials. Management believes that most of these companies are engaged primarily in funded research and is not aware that any of them have commercial production capabilities; however, they may represent competitive risks in the future. Some development stage companies, especially in other countries, receive significant local government assistance.

Governmental Regulations

The manufacture and use of certain of the products that contain the Company’s nanocrystalline materials are subject to governmental regulations. As a result, the Company is required to adhere to the current Good Manufacturing Practices (cGMP) requirements of the U.S. Food and Drug Administration (“FDA”) and similar regulations that include testing, control and documentation requirements enforced by periodic inspections.

In addition, the Company’s facilities and all of its operations are subject to the plant and laboratory safety requirements of various occupational safety and health laws. To date, other than creating additional expense due to their reach and complexity, those regulations have not materially restricted or impeded operations.

Employees

On December 31, 2004, the Company had a total of 51 full-time employees, 12 of whom hold advanced degrees. Nanophase has no collective bargaining arrangements.

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

Business Segment and Geographical Information

See Note 17 to the Financial Statements for additional information.

Forward-Looking Statements

Nanophase wants to provide investors with more meaningful and useful information. As a result, this Annual Report on Form 10-K (the “Form 10-K”) contains and incorporates by reference certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company’s current expectations of the future results of its operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2005 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: a decision by a customer to cancel a purchase order or supply agreement in light of the Company’s dependence on a limited number of key customers; uncertain demand for, and acceptance of, the Company’s nanocrystalline materials; the Company’s manufacturing capacity and product mix flexibility in light of customer demand; the Company’s limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; the Company’s dependence on patents and protection of proprietary information; the resolution of litigation in which the Company may become involved; and other risks set forth under the caption “Risk Factors” below. Readers of this Annual Report on Form 10-K should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

The Company’s manufacturing operations in Burr Ridge are registered under ISO 9001:2000, and the Company’s management believes that its manufacturing operations are within the current Good

Manufacturing Practices (cGMP) requirements of the FDA for products that require such compliance. The Burr Ridge facility has a quality control laboratory designed for the dual purposes of validating operations to cGMP and ISO standards and production process control. This laboratory is equipped to handle many routine analytical and in-process techniques the Company currently requires.

The Romeoville facility houses the Company’s headquarters, advanced engineering, manufacturing (nanoparticle coating, nanoparticle dispersion, and pilot-scale manufacturing) and three research and development laboratories, and was used for additional commercial manufacturing space in 2004. All Romeoville manufacturing processes are certified to ISO 9001:2000 and the Company’s management believes that the nanoparticle coating used for sunscreens and personal care is in compliance with the cGMP requirements of the FDA.

Nanophase leases its Romeoville facility under an agreement. The initial term of the lease expires in July 2006, but the Company has an option to extend the lease for two additional periods of five years each. Nanophase also leases its Burr Ridge facility. The Company renewed its Burr Ridge facility lease in September 2004. The initial term of the lease expires in September 2007, but the Company has options to extend the lease for up to three additional one-year terms.

Management believes that the Company’s leased facilities provide sufficient capacity to fulfill current known customer demand as well as providing additional space to enable expansion of key production processes. Management also believes that the Company’s capital expenditures made in 2004 will support currently anticipated demand from existing customers. The Company’s actual future capacity requirements will depend on many factors, including new and potential customer acceptance of the Company’s current and potential nanocrystalline materials and product applications, unknown and currently unplanned growth from existing customers, continued progress in the Company’s research and development activities and product testing programs and the magnitude of these activities and programs.

Item 3. Legal Proceedings

See Note 19 to the Financial Statements for additional information.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the Nasdaq National Market under the symbol NANX. The following table sets forth, for the periods indicated, the range of high and low sale prices for the common stock on the Nasdaq National Market:

	High	Low
Fiscal year ended December 31, 2004:
First Quarter	$14.95	$6.86
Second Quarter	11.65	5.79
Third Quarter	7.89	4.30
Fourth Quarter	9.60	4.90
Fiscal year ended December 31, 2003:
First Quarter	$3.77	$2.10
Second Quarter	6.89	2.65
Third Quarter	8.34	3.56
Fourth Quarter	9.44	4.75

On March 1, 2005, the last reported sale price of the common stock was $7.16 per share, and there were approximately 160 holders of record of the common stock.

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

Prior to 2004, the Company paid outside directors with a combination of common stock grants and cash. Under the pre-2004 compensation model, the annual compensation paid to each outside director had a value of approximately $25,000. In January 2003, the Company granted 4,870 restricted shares of common stock to each of Donald Perkins, James Henderson, James McClung, Jerry Pearlman and Richard Siegel for services performed in their capacity as directors. Beginning in 2004, the Company has paid $6,250 as quarterly compensation, which will amount to an annual total of $25,000 per outside director, for services performed in their capacity as directors. The Company did not grant any common stock to its directors in 2004. Beginning in 2004, Mr. McClung’s cash compensation is being paid to Lismore International, Incorporated.

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

On September 8, 2003, the Company secured equity funding through a private placement offering with Grace Brothers, Ltd., its largest investor. The Company issued 453,001 shares of additional common stock at $4.415 per share and received gross proceeds of $2.0 million. Grace Brothers, Ltd. also had the right to purchase an additional 453,001 shares for an additional $2.0 million pursuant to the terms of a warrant issued in such private placement. In accordance with the terms of such private placement, on June 7, 2004, the Company filed a registration statement for such 453,001 shares and the additional 453,001 shares issuable upon exercise of the warrant which registration statement was declared effective on August 13, 2004. On September 2, 2004, Grace Brothers, Ltd. exercised its warrant rights to acquire 453,001 newly issued shares of common stock and the Company received $2 million in gross proceeds.

Item 6. Selected Financial Data

The following selected financial data is qualified by reference to, and should be read in conjunction with, the financial statements and related notes thereto appearing elsewhere in this Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data set forth below as of, and for, each of the years in the five-year period ended December 31, 2004 have been derived from the audited financial statements of the Company.

	Years Ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Product revenue	$4,253,478	$4,880,313	$5,002,986	$3,650,914	$3,824,159
Other revenue	954,456	566,348	398,229	404,574	449,194

Total revenue	5,207,934	5,446,661	5,401,215	4,055,488	4,273,353

Cost of revenue	5,125,216	5,205,065	5,095,019	4,906,716	4,754,485
Research and development expense	1,929,348	1,906,791	1,572,997	1,601,671	1,837,036
Selling, general and administrative expense	4,361,357	4,095,877	3,854,051	3,798,543	3,388,758

Total operating expenses	11,415,921	11,207,733	10,522,067	10,306,930	9,980,279

Loss from operations	(6,207,987)	(5,761,072)	(5,120,852)	(6,251,442)	(5,706,926)
Interest income	171,582	67,992	152,626	585,782	1,234,054
Interest expense	(74,277)	(109,889)	(125,181)	(33,485)	(3,455)
Other, net	(306,273)	5,319	6,844	(11,098)	(42,000)
Provision for income taxes	(30,000)	(30,000)	(68,674)	(30,000)	—

Net loss	$(6,446,955)	$(5,827,650)	$(5,155,237)	$(5,740,243)	$(4,518,327)

Net loss per share-basic and diluted	$(0.37)	$(0.38)	$(0.35)	$(0.42)	$(0.34)

Weighted average number of common shares outstanding	17,266,228	15,391,537	14,551,479	13,667,062	13,390,741

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash and cash equivalents	$475,185	$399,999	$445,684	$582,579	$473,036
Investments	11,155,126	4,562,364	7,062,808	6,842,956	16,831,721
Working capital	11,953,699	5,313,781	7,380,051	7,215,520	18,356,349
Total assets	21,792,295	16,242,819	20,012,970	19,184,388	23,830,163
Long-term obligations	—	263,669	364,563	812,390	827,984
Total stockholders’ equity	19,982,490	13,719,087	16,832,965	15,643,618	21,007,745

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

Overview

Nanophase Technologies is a nanocrystalline materials developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterials for use in a variety of diverse markets: sunscreens, personal care, abrasion-resistant applications, environmental catalysts, antimicrobial products and a variety of polishing applications, including semiconductors, hard disk drives and optics. The Company targets markets in which it feels practical solutions may be found using nanoengineered products. The Company works closely with leaders in these target markets to identify their material and performance requirements. Newer developed technologies have made certain new products possible and opened potential new markets. With the commercialization of the Company’s new NanoArc™ synthesis and new dispersion technologies in 2002, and the expansion of these capabilities in 2003 and 2004, Nanophase is focusing on penetrating the chemical-mechanical-planarization (“CMP”) and fine polishing markets. CMP is the process of polishing various types of integrated circuits or chips to be used in various commercial electronics applications. Management believes that the Company’s inroads in the CMP and fine polishing markets would have been very difficult without the Company being able to produce its materials to exacting specifications verified by in-house and customer-based testing. Management expects growth in end-user (customers of Nanophase’s customers) adoption in 2005 and revenue growth beginning in 2005 in both of these areas. Additionally, the Company feels that its exclusive relationship with Altana Chemie (“Altana”), a global ingredients supplier to various coatings industries, will lead to growth in several of its abrasion-resistant applications in the marketplace. Nanophase shipped initial quantities of material to Altana in the second, third and fourth quarters of 2004. Management expects this relationship to continue to develop in 2005.

From its inception in November 1989 through December 31, 1996, the Company was in the development stage. During that period, the Company primarily focused on the development of its manufacturing processes in order to transition from laboratory-scale to commercial-scale production. As a result, the Company developed an operating capacity to produce significant quantities of its nanocrystalline materials for commercial sale. The Company was also engaged in the development of commercial applications and formulations and the recruiting of marketing, technical and administrative personnel. Since January 1, 1997, the Company has been engaged in commercial production and sales of its nanocrystalline materials, and the Company no longer considers itself in the development stage. From inception through December 31, 2004, the Company was primarily capitalized through the private offering of approximately $32.0 million of equity securities prior to its initial public offering, its initial public offering of $28.8 million of common stock in November of 1997, its private offering of $6.2 million of common stock in May of 2002, its private offering of $1.95 million of common stock in September of 2003, its equity investment of $9.2 million in March 2004 and its private offering of $1.95 million of common stock in September of 2004, each net of issuance costs. The Company has incurred cumulative losses of $52.2 million from inception through December 31, 2004.

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

Revenue Recognition. Product revenue consists of sales of product that are recognized when realized and earned. This occurs when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. Other revenue consists of revenue from development funding (see RHEM discussion in Note 1), technology license fees and the sale of production equipment that is designed and built by the Company. Such sale of equipment last occurred in the first quarter of 2003. These types of equipment sales occur on occasion and are also treated as other revenue. This transaction is discussed in further detail below. Technology license fees are recognized when earned pursuant to the contractual arrangement.

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

Results of Operations

Years Ended December 31, 2004 and 2003

Total revenue decreased to $5,207,934 in 2004, compared to $5,446,661 in 2003. A substantial majority of the Company’s revenue for the year ended December 31, 2004 is from the Company’s three largest customers. See Note 16 to the Financial Statements for additional information regarding the revenue the Company derived from these three customers for the year ended December 31, 2004. Product revenue decreased to $4,253,478 in 2004, compared to $4,880,313 in 2003. The decrease in product revenue was primarily attributed to decreased sales of CMP materials to Rohm and Haas Electronic Materials CMP, Inc. (“RHEM,” formerly known as Rodel, Inc.), the Company’s second largest customer in 2004. The decrease was partially offset by increased product sales to the Company’s largest customer and to a lesser extent its new customer Altana Chemie AG. The Company and its largest customer currently have a technology agreement in place to jointly develop the second generation of sunscreen nanomaterials and for other potential personal care applications. Management anticipates the launch of one or more new sunscreen or personal care applications in 2005.

Other revenue increased to $954,456 in 2004, compared to $566,348 in 2003. The increase was largely due to revenue in the amount of $600,000 for the year ended December 31, 2004 in technology development funding from RHEM. This technology development funding from RHEM is part of its $600,000 commitment in 2004 described below. This increase in revenue was offset in part by $226,450 from the sale of a physical-vapor-synthesis (“PVS”) reactor in March of 2003 to C.I. Kasei, the Company’s Japanese licensee (and third largest customer in 2004) that was not repeated in 2004. These types of equipment sales occur on occasion (not on a regular basis) and are treated as other revenue.

In February of 2004, the Company amended its original agreement with RHEM. This amendment allows for RHEM to maintain exclusivity based upon it purchasing lower dollar amounts of nanocrystalline materials, while extending the agreement through 2009. This amendment did not require RHEM to purchase any materials from the Company in 2004, but it did require an aggregate of $600,000 in development funding be paid to Nanophase in four equal quarterly installments in 2004 to support its efforts in joint slurry product development with RHEM for current and future semiconductor technologies. In October of 2004, the Company amended its original agreement with RHEM a second time. This amendment reduced the minimum purchase requirements necessary to maintain the Company’s exclusivity obligations to RHEM by approximately 44% during 2005. The reduction reflects the parties’ recognition of the difficulty in precisely estimating the timing of product development and sales in the semiconductor polishing market.

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

The majority of the total revenue generated during the year ended December 31, 2004 was from customers and development partners in the healthcare (sunscreens) and CMP markets, including the development funding discussed in the preceding paragraph, and came principally from the Company’s current two largest customers described above.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue decreased to $5,125,216 in 2004, compared to $5,205,065 in

2003. The decrease in cost of revenue was generally attributed to lower product revenue volume, decreased depreciation expense and the Company’s continued efficiencies in reducing its variable manufacturing costs on nanomaterials. The Company is completing a series of process improvements that are targeted to increase PVS reactor output by 20-30% in conjunction with a re-engineering program that has reduced the expected operational labor cost by 25% on high volume PVS-produced nanomaterials. Nanophase expects to maintain an aggressive schedule for new nanomaterial development, primarily using its NanoArc™ synthesis and dispersion technologies, for targeted applications and new markets throughout 2005. The decreases were partially offset by increased health care costs and changes in product mix. At current revenue levels, with the contribution from other revenue, the Company has generated a modest positive gross margin. The Company’s margins have been impeded by not having enough revenue to absorb the manufacturing overhead that is required to work with current customers and the new ones the Company expects to have. The extent to which the Company’s margins remain positive, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume and the Company’s ability to continue to cut costs. As product revenue volume increases, this will result in more of the Company’s fixed manufacturing costs being absorbed, leading to increased margins. The Company expects to continue reducing its product manufacturing costs in 2005 but may not necessarily continue to operate at a positive gross margin in 2005, dependent upon the factors discussed above.

Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with the Company’s development or acquisition of new product applications and coating formulations and the cost of enhancing the Company’s manufacturing processes. For example, the Company has been and continues to be engaged in research to enhance its ability to disperse its material in a variety of organic and inorganic media for use as coatings and polishing materials. Much of this work has led to new potential products for use by Altana. Now that the Company has demonstrated the capability to produce pilot quantities of mixed-metal oxides in a single crystal phase, the Company does not expect development of further variations on these materials to present material technological challenges. Many of these materials exhibit performance characteristics that can enable them to serve in various catalytic applications. This development has been driven largely by customer demand. Management is now working on several related commercial applications. The Company expects that this technique should not be difficult to scale to large quantity commercial volumes once application viability and firm demand are established. The Company also has an ongoing advanced engineering effort that is primarily focused on the development of new nanomaterials as well as the refinement of existing nanomaterials. The Company is not certain when or if any significant revenue will be generated from the production of the materials described above. Research and development expense increased to $1,929,348 in 2004, compared to $1,906,791 in 2003. The increases in research and development expense was largely attributed to increased salaries, repairs and maintenance and health insurance expenses. These increases were partially offset by decreased spending in consulting fees relating to the ending of a one-year consulting agreement between the Company and its former Chief Technology Officer in December 2003. The Company does not expect research and development expense to increase significantly in 2005.

Selling, general and administrative expense increased to $4,361,357 in 2004, compared to $4,095,877 in 2003. The net increase was primarily attributed to increases in audit fees, health insurance, investor relations, compensation and travel expenses. These increases were partially offset by decreases in director and officers insurance expense and legal fees.

Interest income increased to $171,582 in 2004, compared to $67,992 in 2003. These increases were primarily due to an increase of funds available for investment, largely composed of the March 23, 2004 equity investment from Altana which resulted in net proceeds of approximately $9.2 million.

Other expenses increased to $306,273 in 2004, compared to $5,319 of other income in 2003. The increases were primarily due to the Company taking a one-time charge in the amount of $288,000 for accounting and legal costs associated from the withdrawal of the Company’s universal shelf registration in August 2004.

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

The majority of the revenue generated during 2003 was from customers in the healthcare (sunscreens) and CMP markets. Revenue from BASF, RHEM and CIK, the Company’s three largest customers, constituted approximately 61.0%, 22.4% and 10.7%, respectively, of the Company’s 2003 total revenue.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $5,205,065 in 2003, compared to $5,095,019 in 2002. The increase in cost of revenue was generally attributed to increased depreciation expense resulting from the completion of the Company’s build-out of its manufacturing and powder coating facilities and increased facility costs. Cost of revenue as a percentage of total revenue increased from 94% in 2002 to 96% in 2003 due primarily to the effects of the completion of the Company’s build-out of its manufacturing and powder coating facilities. Nanophase continued to reduce variable manufacturing costs on nanomaterials in 2003 with reductions ranging from 4% to 27%, depending upon the specific material. In 2003, Nanophase also successfully completed ISO9001:2000 certification (the current standard at the time) for its facilities in Romeoville and Burr Ridge, Illinois. The extent to which the Company’s margins remain positive, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume and the Company’s ability to continue to cut costs. As product revenue volume increases, this will result in more of the Company’s fixed manufacturing costs being absorbed, leading to increased margins.

Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with the Company’s development or acquisition of new product applications and coating formulations and the cost of enhancing the Company’s manufacturing processes. For example, the Company is currently engaged in research to enhance its ability to disperse its material in a variety of organic and inorganic media for use as coatings and polishing materials. Recently, the Company has demonstrated the capability to produce pilot quantities of mixed-metal oxides in a single crystal phase. These materials include cerium/zirconium oxide, cerium/lanthanum/zirconium oxide, cerium/praeseodymium/zirconium oxide, and cerium/samarium oxide. We do not expect development of further variations on these materials to present material technological challenges. Many of these materials exhibit performance characteristics that can enable them to serve in various catalytic applications. This development has been driven largely by customer demand. Management is now working on several related commercial applications. The Company expects that this technique should not be difficult to scale to large quantity commercial volumes once application viability and firm demand are established. The Company also has an ongoing advanced engineering effort that is primarily focused on the development of new nanomaterials as well as the refinement of existing nanomaterials. The Company has recently expanded its palette of materials to include nanoscale copper oxide and bismuth oxide for potential use in a variety of applications. The Company is not certain when or if any significant revenue will be generated from the production of the materials described above. Research and development expense increased to $1,906,791 in 2003, compared to $1,572,997 in 2002. The increases in research and development expense was largely attributed to increased salaries due to no capitalization of labor in 2003 compared to approximately $149,000 in 2002, product development costs, depreciation and travel expenses. In 2002, the capitalization of payroll occurred with several employees in the advanced engineering group relating to the build-out of its facilities. These increases were partially offset by decreased spending in repairs and maintenance expense.

Selling, general and administrative expense increased to $4,095,877 in 2003, compared to $3,854,051 in 2002. The net increase was primarily attributed to business insurance, amortization expense relating to SFAS No. 143, Accounting for Asset Retirement Obligations adopted in 2003, consulting fees for various professional services not related to accounting fees, travel, accounting and legal expenses, both relating to the Company’s then-current securities litigation and more general legal issues. These increases were partially offset by decreases in director compensation due to recognition of this expense in a lump sum, when it was paid in January 2002 and additionally, as a monthly accrual throughout 2002. This treatment effectively resulted in twice as much total director compensation expense being recognized in 2002, the year of the change in recording convention, than in 2003.

Interest income decreased to $67,992 in 2003, compared to $152,626 in 2002. This decrease was primarily due to a reduction in funds available for investment and, to a lesser extent, reduced investment yields.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and investments amounted to $11,630,311 on December 31, 2004, compared to $4,962,363 on December 31, 2003. The net cash used in the Company’s operating activities was $4,866,797, $4,446,093 and $4,091,187 for the years ended December 31, 2004, 2003 and 2002, respectively. Net cash used in investing activities, which is due to purchases of securities and to a lesser extent capital expenditures offset partially by maturities of securities, amounted to $7,277,335 for the year ended December 31, 2004 compared to $2,001,764 of net cash provided by and $2,608,253 of net cash used in investing activities for the years ended December 31, 2003 and 2002, respectively. Capital expenditures, primarily related to the continued build-out of the Company’s new pilot manufacturing and powder blending facilities within its Romeoville, Illinois facility and further expansion of the Company’s existing manufacturing facility in Burr Ridge, Illinois and the purchase of related operating equipment, amounted to $529,498, $220,611 and $1,483,808 for the years ended December 31, 2004, 2003 and 2002, respectively. In 2005 the Company expects to complete implementation of a PVS process innovation started in late 2003, within the current capital budget, that is expected to increase PVS reactor output by approximately 20%. The Company expects that this innovation should result in the need for less future capital as the Company’s PVS reactor-produced business grows. Currently, all sunscreen and personal care nanomaterials are manufactured via the PVS process. Net cash provided by financing activities, is primarily due to the Company securing financing through an equity investment in March 2004 and, to a lesser extent, by the issuance of shares of common stock pursuant to the exercise of options and warrants, partially offset by principal payments on debt and capital lease obligations, amounting to $12,219,318 for the year ended December 31, 2004, compared to $2,398,644 and $6,562,545 for the years ended December 31, 2003 and 2002, respectively.

On March 23, 2004, the Company sold, in a private placement to Altana Chemie AG (“Altana”), 1,256,281 shares of common stock at $7.96 per share and received gross proceeds of $10.0 million. On January 22, 2004, the Company filed a universal shelf registration statement with the Securities and Exchange Commission to allow Nanophase to offer up to $15.0 million of Nanophase securities, in the form of common stock or various types of debt securities, in the future. In August 2004, the Company withdrew its universal shelf offering due to unfavorable market conditions and the Company’s adequate cash position to cover expected growth through 2006. The Company incurred expenses in 2004 relating to the filing and subsequent withdrawal of its universal shelf offering of approximately $288,000. On September 8, 2003, the Company secured equity funding through a private placement offering with Grace Brothers, Ltd., its largest investor. The Company issued 453,001 shares of additional common stock at $4.415 per share and received gross proceeds of $2.0 million. Grace Brothers, Ltd. also has the right to purchase an additional 453,001 shares for an additional $2.0 million pursuant to the terms of a warrant issued in such private placement. In accordance with the terms of such private placement, on June 7, 2004, the Company filed a registration statement for such 453,001 shares and the additional 453,001 shares issuable upon exercise of the warrant which registration statement was declared effective on August 13, 2004. On September 2, 2004, Grace Brothers, Ltd. exercised its warrant rights to acquire 453,001 newly issued shares of common stock and the Company received $2 million in gross proceeds. On May 29, 2002, the Company secured equity funding through a private placement offering. The Company issued 1.37 million shares of additional common stock at $5.00 per share and received gross proceeds of $6.85 million. Net proceeds were approximately $6.2 million after commissions, legal, accounting and other costs. The Company intends to use the remaining proceeds from the foregoing offerings to fund expected growth in new markets as well as to provide for expanded working capital needs expected to arise as sales volume grows and pay existing debts.

The Company’s supply agreement with its largest customer contains several financial covenants which could potentially impact the Company’s liquidity. The most restrictive financial covenants under this agreement require the Company to maintain a minimum of $2.0 million in cash, cash equivalents and investments and that the Company not have the acceleration of any debt maturity having a principal amount of more than $10,000,000, in order to avoid triggering a transfer of technology and equipment to the Company’s largest customer. The Company had approximately $11.6 million in cash, cash equivalents and investments and debt of less than $592,000 on December 31, 2004. Management expects that the proceeds received from the September 2003 private placement offering and the exercise of the warrant issued in such offering, as well as the proceeds from the March 23, 2004 equity investment from Altana, should be sufficient to enable the Company to comply with these financial covenants for the foreseeable future. This supply agreement and its covenants are more fully described in Note 16 to the Company’s Financial Statements. See “Risk Factors—We may need to raise additional capital in the future”.

In November 2000, the Company executed a three-year promissory note, held by the Company’s largest customer, in the amount of $1,293,895 for the construction of additional production capabilities at the Company’s Romeoville, Illinois facility. Borrowings against this note amounted to $579,472 on December 31, 2004. The note bears interest at 8.45% per annum and is collateralized by certain powder coating, packaging, lab and related equipment. Contractually, the Company has five months to pay back this note, based on a rate per kilogram of product shipped, with any remaining outstanding balance on June 1, 2005 becoming payable on demand.

The Company believes that cash from operations and cash, cash equivalents and investments on hand and interest income thereon, will be adequate to fund the Company’s operating plans for the foreseeable future. The Company’s actual future capital requirements in 2005 and beyond will depend, however, on many factors, including customer acceptance of the Company’s current and potential nanocrystalline materials and product applications, continued progress in the Company’s research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand the Company’s manufacturing capabilities and to market and sell the Company’s materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with the Company’s existing customers. The Company expects that capital spending relating to currently known capital needs in 2005 will be lower than the Company’s $529,498 in capital expenditures in 2004, but could be even greater due to the factors discussed above.

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

The following table highlights the Company’s contractual obligations as of December 31, 2004:

Contractual Obligations	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$579,472	579,472	—	—	—
Capital lease obligations	$11,826	11,826	—	—	—
Operating Leases	$851,668	447,313	308,874	95,481	—
Unfulfilled Purchase Orders	$38,363	38,363	—	—	—

Totals	$1,481,329	$1,076,974	$308,874	$95,481	—

On December 31, 2004, the Company had a net operating loss carryforward of approximately $60.4 million for income tax purposes. Because the Company may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2014. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, the Company has concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. On December 31, 2004, the Company also had a foreign tax credit carryforward of $156,000, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire in 2014, if not utilized before that date.

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

We have incurred net losses in each year since our inception with net losses of $5.16 million in 2002, $5.83 million in 2003 and $6.45 million in 2004. As of December 31, 2004, we had an accumulated deficit of approximately $52.18 million and presently expect to continue to incur losses on an annual basis through at least the end of 2005. We believe that our business depends, among other things, on our ability to significantly increase revenue. If revenue fails to grow at anticipated rates or if operating expenses increase without a commensurate increase in revenue, or if we fail to adjust operating expense levels accordingly, then the imbalance between revenue and operating expenses will negatively impact our cash balances and our ability to achieve profitability in future periods.

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

Revenue from BASF Corporation, Rohm and Haas Electronic Materials (formerly known as “Rodel”) and C.I. Kasei, a division of Itochu Corporation, accounted for approximately 89% of total revenue for the year ended December 31, 2004, and revenue to the same three customers accounted for approximately 94% of total revenue in 2003. For the years ended December 31, 2004 and 2003, BASF accounted for 70% and 61% of our total revenue, respectively. If we were to lose, or receive significantly decreased orders from, any of these three customers, then our results of operations would be materially harmed. While our agreements with our three largest customers are long-term agreements, they may be terminated by the customer with reasonable notice and do not provide any guarantees that these customers will continue to buy our products. In addition, while our agreements with our three largest customers contain minimum order requirements, the only repercussion under the agreements for missing the minimum order requirement is that we would be freed from the exclusivity obligations under these contracts.

We have been consistently expanding both our marketing and business development efforts and our production efficiency in order to address the issues of our dependence upon a limited amount of customers, enhancement of gross profit and operating cash flows, and the achievement of profitability. We currently have customers that may grow to the point where they generate significant revenues and margins as relationships expand. Given the special nature of our products, and the fact that markets for them are not yet fully developed, it is difficult to accurately predict when additional large customers will materialize. Going forward, the Company’s margins, as a percentage of revenue, will be dependent upon revenue mix, revenue volume and the Company’s ability to continue to cut costs. The extent of the growth in revenue volume and the related gross profit that this revenue generates, will be the main drivers in generating positive operating cash flows and, ultimately, net income.

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

We depend on collaborative development relationships with our customers and do not have a substantial direct sales force or an established distribution network. If we are unable to initiate or sustain such collaborative relationships or if the terms of these relationships limit the distribution of our products, then we may be unable to independently develop, manufacture or market our current and future nanocrystalline materials or applications.

We have established, and will continue to pursue, collaborative relationships with many of our customers and do not have a substantial direct sales force or an established distribution network. Through these relationships, we seek to develop new applications for our nanocrystalline materials and share development and manufacturing resources. We also seek to coordinate the development, manufacture and marketing of our nanocrystalline products. Future success will depend, in part, on our continued relationships with these customers and our ability to enter into similar collaborative relationships with other customers. Our customers may not continue in these collaborative development relationships, may not devote sufficient resources to the development or sale of our materials or may enter into collaborative development relationships with our competitors. These customers may also require a share of control of these collaborative programs. Some of our agreements with these customers limit our ability to license our technology to others and/or limit our ability to engage in certain product development or marketing activities. These relationships generally can be terminated unilaterally by customers.

Additionally, these customers generally require exclusive distribution arrangements within the field of application covered by our agreement with these customers, and the very nature of these collaborative relationships limits the distribution of our products to the distribution networks available to our collaborative relationship partners. In addition, the development agreements with some of our larger customers contain provisions that require us to license our intellectual property to these customers on disadvantaged terms and/or transfer equipment to these customers in the event that we materially breach these agreements or fail to satisfy certain financial covenants. For example, see “Risk Factors—We may need to raise additional capital in the future.”

If we are unable to initiate or sustain such collaborative relationships or if the terms of these relationships materially limit our access to distribution channels for our products, then we may be unable to independently develop, manufacture or market our current and future nanocrystalline materials or applications.

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

We depend on key personnel, and their unplanned departure could harm our business.

Our success will depend, in large part, upon our ability to attract and retain highly qualified research and development, management, manufacturing, marketing and sales personnel on favorable terms. Due to the specialized nature of our business, we may have difficulty locating, hiring and retaining qualified personnel on favorable terms. If we were to lose the services of any of our key executive officers or other key personnel, or if we are unable to attract and retain other skilled and experienced personnel on acceptable terms in the future, or if we are unable to implement a succession plan to prepare qualified individuals to assume key roles upon any loss of our key personnel, then our business, results of operations and financial condition would be materially harmed. In addition, we do not currently have “key-man” life insurance policies covering all of our executive officers or key employees, nor do we presently have any plans to purchase such policies.

We face potential product liability risks which could result in significant costs that exceed our insurance coverage, damage our reputation and harm our business.

We may be subject to product liability claims in the event that any of our nanocrystalline product applications are alleged to be defective or cause harmful effects. Because our nanocrystalline materials are used in other companies’ products, to the extent our customers become subject to suits relating to their products, such as cosmetic and skin-care products and medical implants, these claims may also be asserted against us. We may incur significant costs including payment of significant damages, in defending or settling product liability claims. We currently maintain insurance coverage in the amount of $10 million for product liability claims, which may prove not to be sufficient. Even if a suit is without merit and regardless of the outcome, claims can divert management time and attention, injure our reputation and adversely affect demand for our nanocrystalline materials.

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

Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding warrants and options may be resold pursuant to currently effective registration statements. As of March 1, 2005, there are:

•	15,750,569 shares of common stock that have been issued in registered offerings, upon the exercise of options under our equity incentive plan or in private placements and are freely tradable in the public markets,

•	1,448,055 shares of common stock that may be issued on the exercise of stock options outstanding and exercisable under our equity incentive plan;

•	906,002 shares of common stock that were issued pursuant to our September 8, 2003 private placement and the related warrant which was exercised on September 2, 2004. The resale of these shares has been registered pursuant to a Registration Statement on Form S-3 which was declared effective by the Securities and Exchange Commission on August 13, 2004; and

•	1,256,281 shares of common stock that were issued pursuant to our March 23, 2004 private placement and may be registered for resale after March 23, 2006 pursuant the terms of the Registration Rights Agreement executed in connection with this private placement.

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

As of March 1, 2005, Bradford T. Whitmore, together with his affiliates, Grace Brothers, Ltd. and Grace Investments, Ltd., beneficially owned approximately 19.9% of the outstanding shares of our common stock. As a result, he has significant influence on matters submitted to our stockholders for approval, including proposals regarding:

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The only financial instruments that the Company holds are of short duration and are held-to-maturity. Given these factors, management does not believe that the Company currently has material market risk relating to its investments.

Item 8. Financial Statements and Supplementary Data

The financial statements and financial statement schedule, with the report of independent auditors, listed in Item 16 are included in this Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by McGladrey & Pullen LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

In September 2004, the Company renewed its Burr Ridge facility lease. The initial term of the lease expires in September 2007, but the Company has options to extend the lease for up to three additional one-year terms.

PART III

Item 10. Directors and Executive Officers of the Registrant

Set forth below is certain information regarding the directors of the Company.

Name	Age	Position with Company	Served as Director Since	Term Expires	Class
Richard W. Siegel, Ph.D.	67	Director	1989	2005	II
Joseph E. Cross	57	Director, President and Chief Executive Officer	1998	2005	II
Donald S. Perkins	77	Chairman of the Board of Directors	1998	2006	III
Jerry K. Pearlman	65	Director	1999	2006	III
James A. Henderson	70	Director	2001	2007	I
James A. McClung, Ph.D.	67	Director	2000	2007	I
R. Janet Whitmore	50	Director	2003	2007	I

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

Mr. McClung has served as a director of the Company since February 2000. He is currently Vice Chairman of Charter Consulting and former Senior Vice President and executive officer for FMC Corporation, a leading producer of a diversified portfolio of chemicals and machinery. He has over 30 years of international business development experience in over 75 countries, having managed and developed new technologies and production processes for diversified global businesses, including specialized chemicals and machinery, while living in the United States, Europe and Africa. Mr. McClung currently serves as Corporate Board member of Alticor (Amway), Beaulieu of America Corporation, NCCI Holdings, Turtle Wax and Hu-Friedy. He was a founding member of the U.S.-Russia Business Council and is active in other international business organizations, such as the Japan American Society, Chicago Council of Foreign Relations and the Economic Club of Chicago. He serves as a board director at Thunderbird: The Garvin School of International Management and the College of Wooster (Ohio). Mr. McClung earned a Bachelor’s degree from the College of Wooster, a Master’s degree from the University of Kansas and a Doctorate from Michigan State University.

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

Dr. Siegel is a co-founder of the Company and has served as a director of the Company since 1989. Dr. Siegel served as a consultant to the Company from 1990 to 2002 with regard to the application and commercialization of nanocrystalline materials. Dr. Siegel is an internationally recognized scientist in the field of nanocrystalline materials. During his tenure on the research staff at Argonne National Laboratory from July 1974 to May 1995, he was the principal scientist engaged in research with the laboratory-scale synthesis process that was the progenitor of the Company’s physical-vapor-synthesis production system. Dr. Siegel has been the Robert W. Hunt Professor in Materials Science and Engineering at Rensselaer Polytechnic Institute since June 1995, and served as Department Head from 1995 to 2000. In April 2001, Dr. Siegel became the founding Director of the newly created Rensselaer Nanotechnology Center at the Institute. During 1995-1998, he was also a visiting professor at the Max Planck Institute for Microstructure Physics in Germany on an Alexander von Humboldt Research Prize received in 1994. During 2003-2004 he was a visiting professor in Japan on a RIKEN Eminent Scientist Award. He chaired the World Technology Evaluation Center worldwide study of nanostructure science and technology for the U.S. government, has served on the Council of the Materials Research Society and as Chairman of the International Committee on Nanostructured Materials. He also served on the Committee on Materials with Sub-Micron Sized Microstructures of the National Materials Advisory Board and was the co-chairman of the Study Panel on Clusters and Cluster-Assembled Materials for the U.S. Department of Energy. He currently serves on the Nanotechnology Technical Advisory Group to the U.S. President’s Council of Advisors on Science and Technology. Dr. Siegel holds an A.B. degree in physics from Williams College and an M.S. degree and Ph.D. from the University of Illinois at Urbana-Champaign.

Mr. Perkins has served as a director of the Company since February 1998. Mr. Perkins retired from Jewel Companies, Inc., the retail supermarket and drug chain, in 1983. He had been with Jewel since 1953, serving as President from 1965 to 1970, as Chairman of the Board of Directors from 1970 to 1980, and as Chairman of the Executive Committee until his retirement. He has served on a number of corporate boards and is currently a director of LaSalle Hotel Properties and La Salle U.S. Realty Income and Growth Funds I, II and III. For more than 30 years, he has served on corporate boards including AT&T, Aon, Corning, Cummins Engine, Eastman Kodak, Firestone, Inland Steel Industries, Kmart, Lucent Technologies, The Putnam Funds, Springs Industries and Time-Warner, Inc. He is Honorary Chairman of the Illinois Coalition and Protector of the Thyssen-Bornemisza Continuity Trust. He has served as a Trustee of The Ford Foundation and The Brookings Institution and as a member of The Business Council. Mr. Perkins is a life trustee and was Vice Chairman of the Board of Trustees of Northwestern University. He co-chaired Campaign/Northwestern, a university-wide effort which has raised more than $1.5 billion. He is also a member of the Civic Committee of The Commercial Club of Chicago, a Director of Leadership for Quality Education and a member of RoundTable Healthcare Partners L.P. Advisory Boards, Northwestern University’s School of Communication and its School of Education and Social Policy Advisory Boards. Mr. Perkins holds a B.A. degree from Yale University and an M.B.A. degree from the Harvard Graduate School of Business Administration.

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

Director Compensation — Upon first being elected to the Board of Directors, each director of the Company who is not an employee or consultant of the Company (an “Outside Director”) is granted stock options to purchase 10,000 shares of common stock at the fair market value of the common stock, as determined by a committee appointed by the Board of Directors, as of the date of issuance of such stock options. This initial option grant to Nanophase’s directors vests over five years. On or after the date of each annual meeting of the stockholders of the Company, each Outside Director who is re-elected or continues to serve as a director because his or her term has not expired is typically granted stock options to purchase 2,000 shares of common stock provided that such grant is typically not made to an Outside Director who was first elected to the Board of Directors within three months prior to such annual meeting. The options granted annually to Outside Directors vest in three equal annual installments beginning on the first anniversary of the date of grant. All options granted to Outside Directors expire ten years from the date of grant. No stock options were granted to any directors during 2004. In January 2004, the Company paid $6,250 as quarterly compensation, which will amount to an annual total of $25,000 per outside director for services performed in their capacity as directors. Prior to 2004, the Company paid outside directors with a combination of common stock grants and cash as outlined below. The Company did not grant any common stock to its directors in 2004. Under the pre-2004 compensation model, the annual compensation paid to each outside director had a value of approximately $25,000. Beginning in 2004, Mr. McClung’s cash compensation is being paid to Lismore International, Incorporated.

Effective January 17, 2003, the Company granted 4,870 restricted shares of common stock to each of Donald Perkins, Richard Siegel, Jerry Pearlman, James McClung and James Henderson. The Company also agreed to issue a cash payment of $10,000 to reimburse these Directors for personal income tax liabilities relating to this grant of common stock. In addition, the Company entered into a consulting agreement in March 2001 with Richard Siegel, Ph.D. pursuant to which the Company paid Dr. Siegel $2,000 per month for consulting services over a twelve-month term. This most recent agreement expired in July 2002.

All Outside Directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board and committee meetings.

Meetings of the Board and Committees — During the year ended December 31, 2004, the Board of Directors held nine formal meetings. Five of the Company’s current directors attended 100% of the total board and committee meetings held during 2004 and no director attended less than 75% of the aggregate number of board and committee (for all committees on which a particular director served) meetings held during 2004.

Committees of the Board of Directors — The Board of Directors has established an Audit and Finance Committee, Compensation and Governance Committee and a Nominating Committee each comprised entirely of independent directors who are not officers or employees of the Company. The members of the Audit and Finance Committee are Mr. McClung (Chairman), Mr. Henderson, Mr. Pearlman and Mr. Perkins. The members of the Compensation and Governance Committee are Mr. Pearlman (Chairman), Mr. Henderson and Mr. Perkins. The members of the Nominating Committee are Mr. Henderson (Chairman), Mr. McClung, Mr. Pearlman, Mr. Perkins and Dr. Siegel.

The Audit and Finance Committee generally has responsibility for retaining the Company’s independent public auditors, reviewing the plan and scope of the accountants’ annual audit, reviewing the Company’s internal control functions and financial management policies and reporting to the Board of Directors regarding all of the foregoing. The Audit and Finance Committee held five formal meetings in 2004. The Board of Directors has determined that Mr. Pearlman, Mr. Perkins and Mr. Henderson, all of whom serve on the Audit and Finance Committee, are “audit committee financial experts” as described in applicable SEC rules. Each member of the Audit and Finance Committee is independent, as defined in Rule 4200(a) (15) of the National Association of Securities Dealers’ listing standards and applicable SEC rules.

The Compensation and Governance Committee generally has responsibility for recommending to the Board of Directors guidelines and standards relating to the determination of executive and key employee compensation, reviewing the Company’s executive compensation and general corporate governance policies and reporting to the Board of Directors regarding the foregoing. The Compensation and Governance Committee also has responsibility for administering the 2004 Equity Compensation Plan, determining the number of options, if any, to be granted to the Company’s employees and consultants pursuant to the 2004 Equity Compensation Plan and reporting to the Board of Directors regarding the foregoing. The Compensation and Governance Committee held four formal meetings in 2004.

The Nominating Committee generally has responsibility for nominating candidates to serve on the Board of Directors. All members of the Nominating Committee are independent. The Nominating Committee was formed in 2004 and has not yet held any formal meetings, other than an organizational meeting when the committee was formed.

EXECUTIVE OFFICERS

Set forth below is certain information regarding the executive officers of the Company who are not identified above as directors.

Name	Age	Position
Jess Jankowski	39	Chief Financial Officer, Vice President of Finance, Secretary and Treasurer
Robert Haines	54	Vice President — Operations
Daniel S. Bilicki	61	Vice President — Sales and Marketing
Richard W. Brotzman, Ph.D.	51	Vice President — Research and Development

Mr. Jankowski has served as Controller of the Company since joining in 1995. He was elected Secretary and Treasurer in November 1999, Acting Chief Financial Officer in January 2000 and Vice President in April of 2002 and Vice President of Finance and Chief Financial Officer in April of 2004. From 1990-1995 he served as Controller for two building contractors in the Chicago area. From 1986 to 1990 he worked for Kemper Financial Services in their accounting control corporate compliance unit, serving as unit supervisor during his last two years. Mr. Jankowski holds a B.S. in accountancy from Northern Illinois University, an M.B.A. from Loyola University, and received his certified public accountant certificate from the State of Illinois. He has served on the advisory board of WESTEC, an Illinois Technology Enterprise Center focusing on the commercialization of advanced manufacturing technologies, since 2003. Mr. Jankowski was also recently appointed to the Romeoville Economic Development Commission.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers (as defined under Section 16), directors and persons who beneficially own greater than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the forms it has received and on written representations from certain reporting persons that no such forms were required for them, the Company believes that during 2004, all Section 16 filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons.

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

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

The following table provides information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2004, 2003 and 2002 of those persons who were (1) during 2004, the chief executive officer of the Company and (2) on December 31, 2004, the four other most highly compensated (based upon combined salary and bonus) executive officers of the Company whose total salary and bonus exceeded $100,000 during 2004 (collectively, the “Named Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation Awards Securities Underlying Options	All Other Compensation($)
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)
Joseph E. Cross President and Chief Executive Officer	2004 2003 2002	$308,462 298,766 268,234	$0 0 0	$0 0 0	20,000 50,000 55,000	$0 0 0

Daniel S. Bilicki Vice President Sales and Marketing	2004 2003 2002	$206,616 207,786 195,036	$0 0 0	$0 0 0	12,300 21,000 30,000	$0 0 0

Robert Haines Vice President Operations	2004 2003 2002	$194,692 187,712 169,255	$20,000 0 20,000	$0 0 0	14,000 30,000 40,000	$0 0 113,047	(1)

Richard Brotzman, Ph.D. Vice President Research and Development	2004 2003 2002	$177,077 172,840 155,914	$0 0 10,000	$0 0 0	14,000 20,000 20,000	$0 0 0

Jess Jankowski Chief Financial Officer, Vice President of Finance, Secretary and Treasurer	2004 2003 2002	$144,423 134,355 119,069	$0 0 10,000	$0 0 0	14,000 18,000 20,000	$0 0 0

(1)	Represents relocation expenses incurred by Mr. Haines for moving to the greater Chicago metropolitan area.

OPTION GRANTS IN 2004 — The following table provides information on grants of stock options to the Named Officers during 2004. No stock appreciation rights were granted to the Named Officers during 2004.

Name	Number of Securities Underlying Options Granted (#) (1)	Individual Grants		Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term (2)
		Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/SH)		5%($)	10%($)
Joseph E. Cross	15,000	15.00%	$5.55	10/11/14	$52,355	$132,679
Robert Haines	11,000	11.00%	5.55	10/11/14	38,394	97,298
Daniel S. Bilicki	9,300	9.30%	5.55	10/11/14	32,460	82,261
Richard Brotzman, Ph.D.	11,000	11.00%	5.55	10/11/14	38,394	97,298
Jess Jankowski	11,000	11.00%	5.55	10/11/14	38,394	97,298

(1)	Options were granted under the 2004 Equity Compensation Plan and have a grant price that is equal to the fair market value on the date of grant. These options are all non-qualified stock options. Subject to certain restrictions, theses options become exercisable in three equal annual installments, beginning on the first anniversary of the date of grant. These options were granted on October 11, 2004.
(2)	Potential realizable value is presented net of the option exercise price but before any federal or state income taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, as mandated by the SEC. Actual gains will be dependent on the future performance of the common stock and the option holder’s continued employment through the vesting period. The amounts reflected in the table may not necessarily be realized.

AGGREGATED OPTION EXERCISES IN 2004 AND YEAR-END 2004 OPTION VALUES – The following table provides information regarding each of the Named Officers’ option exercises in 2004 and unexercised options on December 31, 2004.

Aggregated Option Exercises in 2004 and

Year-End 2004 Option Values

Name	Shares Acquired On Exercise (#)	Value Realized($)	Number of Securities Underlying Unexercised Options at Year-End 2004 (#)		Value of Unexercised In-The-Money Options at Year-End 2004 ($) (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Joseph E. Cross	50,000	$248,683	403,334	66,666	$1,304,236	$264,164
Robert Haines	0	0	54,667	56,333	111,301	170,319
Daniel S. Bilicki	0	0	147,000	33,300	259,170	126,016
Richard Brotzman, Ph.D.	0	0	209,681	30,999	800,516	120,784
Jess Jankowski	0	0	84,289	29,666	207,638	113,839

(1)	The value per option is calculated by subtracting the exercise price per option from the closing price of the common stock on the Nasdaq National Market on December 31, 2004, which was $8.87.

Employment

The Company entered into an employment agreement with Joseph E. Cross dated November 9, 1999, which provides for an annual base salary of not less than $220,000. In addition, Mr. Cross received a lump sum payment of $50,000 on the first anniversary of the commencement of this agreement. The Company also granted to Mr. Cross options to purchase up to 100,000 shares of common stock at an exercise price of $2.9375 per share and options to purchase up to 50,000 shares of common stock at an exercise price of $2.1875, with options for one-fifth of such shares becoming exercisable on each of the first five anniversaries of the dates of grant. No term has been assigned to Mr. Cross’ employment agreement. If Mr. Cross is terminated other than for “cause” (as such term is defined in Mr. Cross’ employment agreement), Mr. Cross will receive severance benefits in an amount equal to Mr. Cross’ base salary for 52 weeks.

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

Effective as of February 17, 2000, the Company also entered into an employment agreement with Mr. Jess Jankowski providing for an annual base salary of not less than $95,000. No term has been assigned to Mr. Jankowski’s employment agreement. If Mr. Jankowski is terminated other than for “cause” (as such term is defined in Mr. Jankowski’s employment agreement), Mr. Jankowski will receive severance benefits in an amount equal to Mr. Jankowski’s base salary for 26 weeks.

Item 12. Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF MANAGEMENT

AND PRINCIPAL STOCKHOLDERS

The following table sets forth, as of March 16, 2005 certain information with respect to the beneficial ownership of the common stock by (1) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (2) each Company director, (3) each of the Named Officers and (4) all Company executive officers and directors as a group.

Name	Number of Shares Beneficially Owned (1)		Percent of Shares Beneficially Owned
Spurgeon Corporation	3,285,195	(2)	18.34%
Bradford T. Whitmore	3,558,007	(3)	19.86%
Grace Brothers, Ltd.	2,985,195	(4)	16.67%
Grace Investments, Ltd.	300,000	(5)	1.67%
Altana Chemie, AG	1,256,281	(6)	7.01%
Joseph E. Cross	439,834	(7)	2.40%
James A. Henderson	20,409	(8)	*
Richard W. Siegel, Ph.D.	287,027	(9)	1.60%
James McClung	44,770	(10)	*
Jerry Pearlman	37,947	(11)	*
Donald S. Perkins	76,811	(12)	*
R. Janet Whitmore	151,149	(13)	*
Daniel S. Bilicki	169,000	(14)	*
Jess Jankowski	98,255	(15)	*
Richard W. Brotzman, Ph.D.	223,014	(16)	1.23%
Robert Haines	84,000	(17)	*
All executive officers and directors as a group (11 persons)	1,632,216	(18)	8.57%

Unless otherwise indicated below, the persons address is the same as the address for the Company.

*	Denotes beneficial ownership of less than one percent.
(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “Commission”). Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	Includes 2,985,195 shares of common stock held by Grace Brothers, Ltd. and 300,000 shares of common stock held by Grace Investments, Ltd. Spurgeon Corporation is a general partner of both Grace entities and shares voting and investment power with respect to the shares of common stock held by such Grace entities. This information is based on information reported on Schedule 13D/A filed on September 3, 2004 with the Commission by Spurgeon Corporation. The address of the stockholder is 1560 Sherman Avenue, Suite 900, Evanston, Illinois 60201.
(3)	Includes 2,985,195 shares of common stock held by Grace Brothers, Ltd., 300,000 shares of common stock held by Grace Investments, Ltd. and 272,812 shares held by Bradford T. Whitmore. Mr. Whitmore is a general partner of Grace Brothers, Ltd. and is the sole owner of an entity which is a general partner of Grace Investments, Ltd. In such capacities, Mr. Whitmore shares voting and investment power with respect to the shares of common stock held by the Grace entities. This information is based on information reported on Schedule 13D/A filed on September 3, 2004 with the Commission by Mr. Whitmore. The address of the stockholder is 1560 Sherman Avenue, Suite 900, Evanston, Illinois 60201.
(4)	This information is based on information reported on Schedule 13D/A filed on September 3, 2004 with the Commission by Spurgeon Corporation and Bradford T. Whitmore. The address of the stockholder is 1560 Sherman Avenue, Suite 900, Evanston, Illinois 60201.
(5)	This information is based on information reported on Schedule 13D/A filed on September 3, 2004 with the Commission by Spurgeon Corporation and Bradford T. Whitmore. The address of the stockholder is 1560 Sherman Avenue, Suite 900, Evanston, Illinois 60201.
(6)	Consist of unregistered common stock, and therefore not freely saleable, until March 23, 2006.
(7)	Includes 438,334 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 16, 2005.
(8)	Includes 11,999 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 16, 2005.
(9)	Includes 54,655 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 16, 2005.
(10)	Includes 15,999 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 16, 2005.
(11)	Includes 15,999 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 16, 2005.
(12)	Includes 34,667 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 16, 2005.
(13)	Includes 3,333 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 16, 2005.
(14)	Includes 164,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 16, 2005.
(15)	Includes 96,955 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 16, 2005.
(16)	Consists of 223,014 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 16, 2005.
(17)	Consists of 84,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 16, 2005.
(18)	Includes 1,142,955 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 16, 2005.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing compensation plans as of December 31, 2004, including the 1992 Amended and Restated Stock Option Plan and the 2001 and 2004 Equity Compensation Plan.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))		(d) Total of Securities Reflected in Columns (a) and (c)
Plans Approved by Shareholders	1,741,092	(1)	$5.79	759,501	(2)	2,500,593
Plans Not Approved by Shareholders	None		$—	None		—

(1)	Consists of the 1992 Amended and Restated Stock Option Plan, the 2001 and 2004 Equity Compensation Plan, and shares of authorized but unissued Preferred Stock
(2)	Consists of shares available for future issuance under the 2004 Equity Compensation Plan.

Item 13. Certain Relationships and Related Transactions

See Item 12 above. In addition, on September 5, 2003, in anticipation of the September 8, 2003 private placement to Grace Brothers Ltd. discussed below, the Company amended its existing Stockholder Rights Agreement to revise the beneficial ownership threshold at which a person or group of persons becomes an “acquiring person” and triggers certain provisions under the Stockholder Rights Agreement. As revised, a person or group would become an “acquiring person” if that person or group becomes the beneficial owner of 35% or more of the outstanding shares of the Company’s stock. Prior to such amendment, the beneficial ownership threshold was 25%. On September 8, 2003, the Company issued 453,001 shares of its common stock to Grace Brothers Ltd. at a purchase price of $4.415 per share together with a warrant to purchase a like number of shares of common stock during the next twelve months also at a price of $4.415 per share. The share price for the common stock was determined based on the fifteen-day market closing average for the Company’s stock ending September 5, 2003. On September 2, 2004 the warrants were exercised to acquire 453,001 newly issued shares of common stock. Grace Brothers, Ltd. beneficially owns approximately 19.9% of the Company’s outstanding common stock. Ms. R. Janet Whitmore is a sister of Bradford Whitmore who serves as the general partner of Grace Brothers, Ltd.

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

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate amount billed by our principal accountant, McGladrey & Pullen, LLP, for audit services performed during the fiscal years ended December 31, 2004 and 2003 was $339,140 and $127,420, respectively. Audit services include the auditing of financial statements, quarterly reviews, statutory audits and the preparation of consents and review of registration statements.

Audit Related Fees. McGladrey & Pullen, LLP did not perform audit related services during the fiscal years ended December 31, 2004 and 2003. Audit related services would include employee benefit plan audits, due diligence assistance, internal control review assistance and audit or attestation services not required by statute or regulation.

Tax Fees. Total fees billed by RSM McGladrey, Inc. (an affiliate of McGladrey & Pullen, LLP) for tax related services for the fiscal years ended December 31, 2004 and 2003 were $6,500 and $7,840, respectively. These services include tax related research and general tax services in connection with transactions and legislation.

All Other. Other than those fees described above, during the fiscal year ended December 31, 2004 and 2003 there were no other fees billed for services performed by McGladrey & Pullen, LLP.

All of the fees described above were approved by Nanophase’s audit committee.

Audit Committee Pre-Approval Policies and Procedures. Nanophase’s audit committee pre-approves the audit and non-audit services performed by McGladrey & Pullen, LLP, our principal accountants, and RSM McGladrey, Inc. (an affiliate of McGladrey &

Pullen, LLP) in order to assure that the provision of such services does not impair McGladrey & Pullen, LLP’s independence. Unless a type of service to be provided by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an affiliate of McGladrey & Pullen, LLP) has received general pre-approval, it will require specific pre-approval by the audit committee. In addition, any proposed services exceeding pre-approval cost levels will require specific pre-approval by the audit committee.

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

Report of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2004 and 2003

Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Financial Statements

2.	The following exhibits are filed with this Form 10-K or incorporated by reference as set forth below.

Exhibit Number
2	Plan and Agreement of Merger dated as of November 25, 1997 by and between the Company and its Illinois predecessor, incorporated by reference to Exhibit 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 10-K”).

3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the 1997 10-K.

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the 1997 10-K.

4.1	Specimen stock certificate representing common stock, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-36937) (the “IPO S-1”).

4.2	Form of Warrants, incorporated by reference to Exhibit 4.2 to the IPO S-1.

4.3	Rights Agreement dated as of October 28, 1998 by and between the Company and LaSalle National Bank, incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, filed October 28, 1998.

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 10-K”).

4.5	Amendment to Rights Agreement dated August 1, 2001 between the Company and LaSalle National Association, as Rights Agent, incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

4.6	2001 Nanophase Technologies Corporation Equity Compensation Plan, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-74170).

4.7	Second Amendment to Rights Agreement dated May 24, 2002 between the Company and LaSalle National Association, as Rights Agent, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (File No. 333-90326) filed June 12, 2003.

Exhibit Number

4.8	Third Amendment to Rights Agreement dated September 5, 2003 between the Company and LaSalle National Association, as Rights Agent, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 10, 2003.

4.9	Subscription Agreement dated September 8, 2003 between the Company and Grace Brothers, Ltd., incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 10, 2003.

4.10	Stock Purchase Agreement dated March 23, 2004 between the Company and Altana Chemie AG, incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K filed March 30, 2004.

4.11	Registration Rights Agreement dated March 23, 2004 between the Company and Altana Chemie AG, incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K filed March 30, 2004.

4.12	2004 Nanophase Technologies Corporation Equity Compensation Plan, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119466).

4.13	Form of Stock Option Agreement under the 2004 Nanophase Technologies Corporation Equity Compensation Plan (“2004 Equity Plan”).

4.14	Form of Restricted Share Grant Agreement under the 2004 Equity Plan.

4.15	Form of Performance Share Grant Agreement under the 2004 Equity Plan

10.1	The Nanophase Technologies Corporation Amended and Restated 1992 Stock Option Plan, as amended (the “Stock Option Plan”), incorporated by reference to Exhibit 10.1 to the IPO S-1.

10.2	Form of Indemnification Agreement between the Company and each of its directors and executive officers, incorporated by reference to Exhibit 10.2 to the IPO S-1.

10.3	Amended and Restated Registration Rights Agreements dated as of March 16, 1994, as amended, incorporated by reference to Exhibit 10.2 to the IPO S-1.

10.4	License Agreement dated June 1, 1990 between the Company and ARCH Development Corporation, as amended, incorporated by reference to Exhibit 10.7 to the IPO S-1.

10.5	License Agreement dated October 12, 1994 between the Company and Hitachi, incorporated by reference to Exhibit 10.8 to the IPO S-1.

10.6	License Agreement dated May 31, 1996 between the Company and Research Development Corporation of Japan, incorporated by reference to Exhibit 10.9 to the IPO S-1.

10.7	License Agreement dated April 1, 1996 between the Company and Cornell Research Foundation, incorporated by reference to Exhibit 10.10 to the IPO S-1.

10.8*	Consulting and Stock Purchase Agreement between Richard W. Siegel and the Company dated as of May 9, 1990, as amended February 13, 1991, November 21, 1991 and January 1, 1992, incorporated by reference to Exhibit 10.11 to the IPO S-1.

10.9	Lease Agreement between the Village of Burr Ridge and the Company, dated September 15, 1994, incorporated by reference to Exhibit 10.12 to the IPO S-1.

10.10	Distribution Agreement between the Company and C.I. Kasei, Ltd., (a subsidiary of Itochu Corporation) dated as of October 30, 1996, incorporated by reference to Exhibit 10.15 to the IPO S-1.

10.11	Supply Agreement between the Company and Schering-Plough HealthCare Products, Inc. dated as of March 15, 1997, incorporated by reference to Exhibit 10.17 to the IPO S-1.

10.12	License Agreement between the Company and C.I. Kasei Co., Ltd. (a subsidiary of Itochu Corporation) dated as of December 30, 1997, incorporated by reference to Exhibit 10.17 to the 1997 10-K.

10.13*	Employment Agreement dated as of November 9, 1999 between the Company and Joseph Cross, incorporated by reference to Exhibit 10.15 to the 1999 10-K.

10.14*	Employment Agreement dated as of March 15, 1999 between the Company and Daniel S. Bilicki, incorporated by reference to Exhibit 10.19 to the 1998 10-K.

10.15*	Form of Options Agreement under the Stock Option Plan, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-53445).

Exhibit Number

10.16**	Zinc Oxide Supply Agreement dated as of September 16, 1999 between the Company and BASF Corporation, as assignee, incorporated by reference to Exhibit 10.22 to the 1999 10-K.

10.17*	Employment Agreement dated as of November 2, 2000 between the Company and Robert Haines, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”).

10.18	Lease Agreement between Centerpointe Properties Trust and the Company, dated June 15, 2000, incorporated by reference to Exhibit 10.23 to the 2000 10-K.

10.19**	Amendment No. 1 to Zinc Oxide Supply Agreement dated as of January, 2001 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.24 to the 2000 10-K.

10.20	Promissory Note dated as of September 14, 2000 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.25 to the 2000 10-K.

10.21**	Cooperation Agreement dated June 24, 2002 between the Company and Rodel, Inc., incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.22*	Consulting Agreement dated December 12, 2002 between the Company and Dr. Gina Kritchevsky, incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.23	First Amendment to Promissory Note dated as of March 11, 2003 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.24	Amendment No. 2. to Zinc Oxide Supply Agreement dated as of March 17, 2003 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.25*	Employment Agreement dated March 24, 2003 between the Company and Mr. Edward G. Ludwig, Jr., incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.26*	Employment Agreement dated February 17, 2000 between the Company and Mr. Jess Jankowski, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed March 30, 2004.

10.27*	Employment Agreement dated September 26, 2001 between the Company and Dr. Richard W. Brotzman, incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed March 30, 2004.

10.28***	Amendment No. 1 to Cooperation Agreement dated February 25, 2004 between the Company and Rohm and Haas Electronic Materials CMP Inc. (formerly known as Rodel, Inc.), incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 30, 2004.

10.29	Joint Development Agreement dated March 23, 2004 between the Company and Altana Chemie AG., incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2004

10.30	Amendment No. 1 to License Agreement dated July 16, 2004 between the Company and C.I. Kasei Co., Ltd., incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2004.

10.31***	Letter Agreement Amending Cooperation Agreement dated October 15, 2004 between the Company and Rohm and Haas Electronic Materials CMP Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2004.

10.32	Building Lease dated September 15, 2004 between the Company and the Village of Burr Ridge.

23.1	Consent of McGladrey & Pullen, LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Management contract or compensatory plan or arrangement.
**	Confidentiality previously granted for portions of this agreement.
***	Confidentially requested, confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.

(b)	Reports on Form 8-K:

On October 22, 2004, the Company furnished a Current Report on Form 8-K reporting under Items 1.01 and 9.01 that on October 22, 2004 it issued a press release announcing the Company and Rohm and Haas Electronic Materials CMP Inc. (“RHEM”) entered into a letter agreement, further amending the Cooperation Agreement between the Company and RHEM dated June 24, 2002 and initially amended February 25, 2004.

On November 1, 2004, the Company furnished a Current Report on Form 8-K reporting under Items 2.02 and 9.01 that on October 28, 2004 it issued a press release announcing its financial results for the quarter ended September 30, 2004.

NANOPHASE TECHNOLOGIES CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Nanophase Technologies Corporation

Romeoville, Illinois

We have audited the accompanying balance sheets of Nanophase Technologies Corporation as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. We also have audited management’s assessment, included in the accompanying Annual Report on the Form 10-K, that Nanophase Technologies Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nanophase Technologies Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nanophase Technologies Corporation as of December 31, 2004 and 2003, and the

results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Nanophase Technologies Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Schaumburg, Illinois

January 21, 2005

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	As of December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$475,185	$399,999
Investments	11,155,126	4,562,364
Trade accounts receivable, less allowance for doubtful accounts of $24,271 and $25,000 on December 31, 2004 and 2003, respectively	792,662	1,244,490
Other receivable, net	3,498	24,214
Inventories, net	837,336	682,999
Prepaid expenses and other current assets	499,697	659,778

Total current assets	13,763,504	7,573,844

Equipment and leasehold improvements, net	7,457,764	8,192,995
Other assets, net	571,027	475,980

	$21,792,295	$16,242,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$579,472	$1,034,379
Current portion of capital lease obligations	11,826	43,609
Accounts payable	324,485	438,304
Accrued expenses	894,022	743,771

Total current liabilities	1,809,805	2,260,063

Long-term debt, less current maturities	—	251,843
Long-term portion of capital lease obligations, less current maturities	—	11,826

	—	263,669

Commitments and contingencies:

Stockholders’ equity:
Preferred stock, $.01 par value; 24,088 authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 17,895,482 and 15,902,674 shares issued and outstanding on December 31, 2004 and December 31, 2003, respectively	178,955	159,027
Additional paid-in capital	71,987,565	59,297,135
Accumulated deficit	(52,184,030)	(45,737,075)

Total stockholders’ equity	19,982,490	13,719,087

	$21,792,295	$16,242,819

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2004	2003	2002
Revenue:
Product revenue	$4,253,478	$4,880,313	$5,002,986
Other revenue	954,456	566,348	398,229

Total revenue	5,207,934	5,446,661	5,401,215

Operating expense:
Cost of revenue	5,125,216	5,205,065	5,095,019
Research and development expense	1,929,348	1,906,791	1,572,997
Selling, general and administrative expense	4,361,357	4,095,877	3,854,051

Total operating expenses	11,415,921	11,207,733	10,522,067

Loss from operations	(6,207,987)	(5,761,072)	(5,120,852)
Interest income	171,582	67,992	152,626
Interest expense	(74,277)	(109,889)	(125,181)
Other, net	(306,273)	5,319	6,844

Loss before provision for income taxes	(6,416,955)	(5,797,650)	(5,086,563)
Provision for income taxes	(30,000)	(30,000)	(68,674)

Net loss	$(6,446,955)	$(5,827,650)	$(5,155,237)

Net loss net per share-basic and diluted	$(0.37)	$(0.38)	$(0.35)

Weighted average number of common shares outstanding	17,266,228	15,391,537	14,551,479

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

Description	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of January 1, 2002	—	$—	13,705,931	$137,059	$50,260,747	$—	$(34,754,188)	$15,643,618
Exercise of stock options	—	—	20,296	203	44,346	—	—	44,549
Exercise of warrants	—	—	28,950	290	32,221	—	—	32,511
Stock-based compensation	—	—	12,700	127	82,423	—	—	82,550
Common stock offering	—	—	1,370,000	13,700	6,158,593	—	—	6,172,293
Deferred stock compensation	—	—	—	—	79,750	(79,750)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	12,681	—	12,681
Net loss for the year ended December 31, 2002	—	—	—	—	—	—	(5,155,237)	(5,155,237)

Balance as of December 31, 2002	—	—	15,137,877	151,379	56,658,080	(67,069)	(39,909,425)	16,832,965

Exercise of stock options	—	—	287,446	2,874	594,595	—	—	597,469
Stock-based compensation	—	—	24,350	244	74,024	—	—	74,268
Common stock offering	—	—	453,001	4,530	1,970,436	—	—	1,974,966
Amortization of deferred stock compensation	—	—	—	—	—	67,069	—	67,069
Net loss for the year ended December 31, 2003	—	—	—	—	—	—	(5,827,650)	(5,827,650)

Balance as of December 31, 2003	—	—	15,902,674	159,027	59,297,135	—	(45,737,075)	13,719,087

Exercise of stock options	—	—	283,526	2,835	1,466,552	—	—	1,469,387
Exercise of warrants	—	—	453,001	4,530	1,956,634	—	—	1,961,164
Common stock offering	—	—	1,256,281	12,563	9,249,769	—	—	9,262,332
Stock-based compensation	—	—	—	—	17,475	—	—	17,475
Net loss for the year ended December 31, 2004	—	—	—	—	—	—	(6,446,955)	(6,446,955)

Balance as of December 31, 2004	—	$—	$17,895,482	$178,955	$71,987,565	$—	$(52,184,030)	$19,982,490

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2003	2002
Operating activities:
Net loss	$(6,446,955)	$(5,827,650)	$(5,155,237)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,392,122	1,521,353	1,237,818
Amortization of deferred stock compensation		67,069	12,681
Stock-based compensation	17,475	74,268	82,550
Allowance for excess inventory quantities	(5,636)	(46,084)	26,262
Loss on disposition of equipment	55,265	—	5,138
Patent write-off	—	19,727	—
Changes in assets and liabilities related to operations:
Trade accounts receivable	175,034	(497,923)	(71,243)
Other receivable	20,716	(7,424)	50,659
Inventories	(148,701)	344,919	(51,828)
Prepaid expenses and other assets	160,081	87,161	(365,345)
Accounts payable	(225,189)	157,877	(119,215)
Accrued expenses	138,991	(339,386)	256,573

Net cash used in operating activities	(4,866,797)	(4,446,093)	(4,091,187)

Investing activities:
Acquisition of patents	(166,075)	(77,707)	(72,957)
Acquisition of equipment and leasehold improvements	(529,498)	(220,611)	(1,483,808)
Proceeds from disposal of equipment	11,000	—	2,188
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	—	(200,362)	(833,824)
Purchases of investments	(279,852,900)	(49,063,331)	(108,375,116)
Maturities of investments	273,260,138	51,563,775	108,155,264

Net cash (used in) provided by investing activities	(7,277,335)	2,001,764	(2,608,253)

Financing activities:
Principal payment on debt obligations, including capital leases	(473,565)	(603,746)	(281,311)
Proceeds from borrowings	—	429,955	594,503
Proceeds from sale of common stock and exercise of stock options and warrants	12,692,883	2,572,435	6,249,353

Net cash provided by financing activities	12,219,318	2,398,644	6,562,545

Increase (decrease) in cash and cash equivalents	75,186	(45,685)	(136,895)
Cash and cash equivalents at beginning of period	399,999	445,684	582,579

Cash and cash equivalents at end of period	$475,185	$399,999	$445,684

Supplemental cash flow information:
Interest paid	$74,277	$109,889	$125,181

Income taxes paid	$30,000	$30,000	$38,674

Supplemental non-cash investing and financing activities:
Accounts receivable paid through offset of long-term debt	$276,794	$194,768	$242,860

Capital lease obligations incurred for use of equipment	$—	$—	$65,007

Accounts payable incurred for the purchase of equipment and leasehold improvements	$111,370	$—	$200,362

Accrual related to asset retirement obligation	$—	$82,000	$—

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(1) Description of Business

The Company was incorporated on November 30, 1989, for the purpose of developing nanocrystalline materials for commercial production and sale in domestic and international markets.

Nanophase Technologies is a nanocrystalline materials developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterials for use in a variety of diverse existing and developing markets: personal care, sunscreens, abrasion-resistant applications, environmental catalysts, antimicrobial products and a variety of polishing applications, including semiconductors and optics. New markets and applications also are being developed. The Company targets markets in which it feels practical solutions may be found using nanoengineered products. The Company works with leaders in these target markets to identify and supply their material and performance requirements.

The Company also recognizes regular other revenue from a technology license and previously has recognized revenue from the occasional sale of production equipment to its technology licensee, as well as $600,000 in revenue for 2004 (only) as discussed in Note 16. None of these activities are expected to drive the long-term growth of the business. All of these types of items are recognized as “other revenue” in the Company’s Statement of Operations, as they do not represent revenue directly from the Company’s Nanocrystalline materials.

(2) Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of demand deposits. The Company has employed corporate “sweep” accounts, when cost-effective in order to maximize interest income earned with its operating funds. From time to time, the Company’s cash accounts may exceed federally insured limits.

Investments

Investments are classified by the Company at the time of purchase for appropriate designation and are reevaluated as of each balance sheet date. The Company’s policy is to classify money market funds and certificates of deposit as investments. These investments are classified as held-to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to maturity securities are stated at amortized cost and are adjusted to maturity for the amortization of premiums and accretion of discounts. Such adjustments for amortization and accretion are included in interest income. The Company has also made investments in variable rate demand notes. The investments have been

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

classified as available for sale securities. Investments classified as available for sale securities are recorded at market value using the specific identification method; unrealized gains and losses (excluding other-than-temporary impairments) are reflected in other comprehensive income (“OCI”). Due to the nature of the Company’s investments being short-term, the fair value of these investments approximates their cost, accordingly, no unrealized gains or losses have been reflected in OCI.

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments on a quarterly basis. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as the Company’s intent and ability to hold the investment. The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

The Company’s investments are held by its investment bank who is a member of all major stock exchanges and the Securities Investor Protection Corporation (SIPC). Securities and cash held in custody by the Company’s investment bank are afforded complete protection for the Company’s investment positions through SIPC and a commercial insurer (commonly known as “Excess SIPC” coverage), however, it does not protect against losses from the rise and fall in market value of investments.

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

The Company’s typical credit terms are thirty days from shipment and invoicing.

The activity in the Allowance for Doubtful Accounts is as follows:

	2004	2003
Balance, Beginning of year	$25,000	$25,000
Charge offs	(729)	—
Recoveries	—	—
Provision	—	—

Balance, End of year	$24,271	$25,000

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

Inventories

Inventories are stated at the lower of cost, maintained on a first in, first out basis, or market. The Company has recorded allowances to reduce inventory relating to excess quantities of certain materials. Write-downs of inventories establish a new cost basis, which is not increased for future increases in market value of inventories or changes in estimated excess quantities.

Equipment and Leasehold Improvements

Equipment is stated at cost and is being depreciated over its estimated useful life (3-20 years) using the straight-line method. Leasehold improvements are stated at cost and are being amortized using the straight-line method over the shorter of the useful life of the asset or the term of the lease (3-16 years). Depreciation expense for leased assets is included with depreciation expense for owned assets. From time to time the company has self-constructed assets. These assets are stated at cost plus the capitalization of labor and have an estimated useful life (7-10 years) using the straight-line method.

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Reviews are performed whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable or that the useful life is shorter than originally estimated. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

Asset Retirement Obligations

In connection with its leased facilities, the Company is required to remove certain leasehold improvements upon termination of its occupancy. Effective January 1, 2003, the Company follows the provisions of SFAS 143, “Accounting for Asset Retirement Obligations”, under which the Company recognizes a liability for the fair value of its asset retirement obligations. The fair value of that liability is measured based on an expected cash flow approach and accretion expense is recognized each period to recognize increases to the fair value of the liability due to the passage of time. Increases to the fair value of the liability, except for accretion, are added to the carrying value of the long-lived asset. Those increases are then reported in amortization expense over the estimated useful life of the long-lived asset.

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

Activity in the asset retirement obligation account for the year ended December 31, 2004, is as follows:

	2004	2003
Balance, beginning	$94,157	$—
Adoption of standard	—	82,000
Accretion due to passage of time	11,260	12,157

Balance, ending	$105,417	$94,157

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

The effect of the implementation of this standard resulted in an increase in net loss of $40,912 and $50,551 (no effect on per common share calculation) for 2004 and 2003, respectively. The added expenses were comprised of $11,260 and $12,157 in accretion expense and $29,109 and $38,394 in amortization expense for 2004 and 2003, respectively.

Intangible Assets

Intangible assets are included in other assets and are being amortized over the estimated useful life (17 or 20 years) of the respective patents and trademarks using the straight-line method.

Product Revenue

Product revenue consists of sales of product that are recognized when realized and earned. This occurs when persuasive evidence of an arrangement exists, title transfers via shipment of products or when delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

Other Revenue

Other revenue consists of revenue from development funding (see RHEM discussion in Note 16) and fees from a technology license and the sale of production equipment that is designed and built by the Company. Such sale of equipment last occurred in the first quarter of 2003. These types of equipment sales occur on occasion and are also treated as other revenue. Technology license fees are recognized when earned pursuant to the agreed upon contractual arrangement, when performance obligations are satisfied, the amount is fixed or determinable, and collectibility is reasonably assured. Shipping and handling costs are included in other revenue when products are shipped and included in cost of goods sold when invoiced by the Company’s vendors.

Advertising Expenses

The Company does not capitalize advertising expenses, they are either expensed when incurred or when related advertisements are first published. The Company recognized $21,248, $800 and $0 in advertising expenses for the years 2004, 2003 and 2002, respectively.

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

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

Employee Stock Options

For the year ended December 31, 2004, 283,526 shares of Common Stock were issued pursuant to option exercises and no shares were issued in the form of an annual restricted stock grant to the Company’s outside directors, compared to 287,446 and 24,350 shares of Common Stock respectively, in the same period in 2003.

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

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

Pro forma information regarding net income is required by FASB No. 123, which also requires that the information be determined as if the Company had accounted for the employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2004, 2003 and 2002:

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model:

	Years Ended December 31,
	2004	2003	2002
U.S. Government zero coupon 7-year bond interest rates:	3.93%	3.79%	4.93%
Dividend yield:	0.00%	0.00%	0.00%
Weighted-average expected life of the option:	7 years	7 years	7 years
Volatility factors:	79.10%	102.49%	78.36%
Weighted-average fair value of the options granted:	$4.12	$3.21	$4.905

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the respective option. Because FASB No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma impact was not fully reflected until 2002. The pro forma impact on the three years shown is meant to approximate the effects of the expensing of stock options.

The following table illustrates the effect on net loss and loss per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

	Years Ended December 31,
	2004	2003	2002
Net Loss:
As reported	$(6,446,955)	$(5,827,650)	$(5,155,237)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(835,394)	(1,824,906)	(2,298,786)

Pro forma net loss	(7,282,349)	(7,652,556)	(7,454,023)

Loss per share:
Basic - As reported	(0.37)	(0.38)	(0.35)
Basic – Pro forma	(0.42)	(0.50)	(0.51)
Diluted - As reported	(0.37)	(0.38)	(0.35)
Diluted – Pro forma	(0.42)	(0.50)	(0.51)

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

Fair Value of Financial Instruments

The Company’s financial instruments include investments, accounts receivable, accounts payable, accrued liabilities and long-term debt. The fair values of all financial instruments were not materially different from their carrying values.

Net Loss Per Share

Net loss per common share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares of 497,671 for 2004, 342,652 for 2003 and 476,473 for 2002 are not included in the per share calculations because the effect of their inclusion would be anti-dilutive.

	Years ended December 31,
	2004	2003	2002
Net loss	$(6,446,955)	$(5,827,650)	$(5,155,237)

Weighted average common shares outstanding	17,266,228	15,391,537	14,551,479

Net loss per common share-basic and diluted	$(0.37)	$(0.38)	$(0.35)

Recently Issued Accounting Standards

In December 2004, the FASB issued FASB Staff Position (“FSP”) 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”). The American Jobs Creation Act (“AJCA”) introduces a special tax deduction related to qualified production activities. This deduction is equal to 3% of qualified income for years 2005 and 2006, then is scheduled to increase to a 6% deduction for years 2007 through 2009, and finally, will be fully phased-in as a 9% deduction beginning in year 2010. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Pursuant to the ACJA, the Company will not be able to claim this benefit during any annual periods during which losses are incurred. We do not expect the adoption of these new tax provisions to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share (or “stock”) options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R replaces FASB 123, Accounting for Stock Issued to Employees. SFAS 123R will be effective for Nanophase for the third fiscal quarter ending September 30, 2005, beginning on July 1, 2005. SFAS 123R allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value-based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

effective date of the final Statement. Under the modified retrospective method of transition, an entity would recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with Statement No.123. Although it has not yet completed its study of the transition methods, the Company believes it will elect the modified prospective transition method. The Company is in the process of evaluating the impact of adopting SFAS 123R and of determining the impact on our results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs-an Amendment of ARB No. 43, Chapter 4 (“SFAS 151”), which is the result of the FASB’s efforts to converge U.S. accounting standards for inventory with International Accounting Standards. SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect adoption of SFAS 151 to have a material impact on the Company’s results of operations.

(3) Investments

Investments at December 31, 2004 and 2003 were comprised of variable rate demand notes, certificates of deposit and a money market fund. Included in investments is $110,090 and $581,489 at December 31, 2004 and 2003, respectively, in the form of certificates of deposit which are pledged as collateral, primarily for the Company’s business insurance premiums (see Note 7), and restricted as to withdrawal or usage. Investments held in short-term variable rate demand notes and certificates of deposit have maturity days of less than 30 days. The Company’s investments on December 31, 2004 and 2003 were as follows:

	As of December 31,
	2004	2003
Variable rate demand notes	$10,000,000	$3,500,000
Money market fund	1,039,225	479,090
Certificates of deposit	110,090	581,489
Accrued interest	5,811	1,785

	$11,155,126	$4,562,364

(4) Inventories

Inventories consist of the following:

	As of December 31,
	2004	2003
Raw materials	$391,346	$393,995
Finished goods	1,051,535	900,185

	1,442,881	1,294,180
Allowance for excess quantities	(605,545)	(611,181)

	$837,336	$682,999

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

The activity in the Allowance for Excess Inventory Quantities as follows:

	2004	2003
Balance, Beginning of year	$611,181	$657,265
Deductions(1)	(5,636)	(46,084)
Costs and Expenses	—	—

Balance, End of year	$605,545	$611,181

(1)	Reduction in inventory allowance as a result of the disposal or sale of inventories for which an allowance had previously been provided.

(5) Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	As of December 31,
	2004	2003
Machinery and equipment	$9,187,960	$8,766,084
Office equipment	390,920	366,460
Office furniture	75,871	75,871
Leasehold improvements	4,382,801	4,374,732
Construction in progress	182,305	74,029

	14,219,857	13,657,176

Less: Accumulated depreciation and amortization	(6,762,093)	(5,464,181)

	$7,457,764	$8,192,995

Depreciation expense was $1,297,912, $1,460,853 and $1,223,359, for the years ended December 31, 2004, 2003 and 2002, respectively.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

(6) Intangible Assets

The following is a summary of intangible assets on December 31, 2004 and 2003:

	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to Amortization:
Trademarks	$14,921	$6,184	$14,921	$5,062
Patents	343,950	96,797	167,249	56,000

	$358,871	$102,981	$182,170	$61,062

Amortization expense recognized on all amortizable intangibles totaled $41,919, $9,949 and $14,459 for the years ended December 31, 2004, 2003 and 2002, respectively.

Estimated aggregate amortization expenses for each of the next five years is as follows:

Year ending December 31:
2005	$28,000
2006	28,000
2007	28,000
2008	28,000
2009	28,000

(7) Pledged Assets and Long-Term Debt

In November 2000, the Company executed a three-year promissory note, held by the Company’s largest customer, in the amount of $1,293,895 for the construction of additional production capabilities at the Company’s Romeoville, Illinois facility. On December 31, 2004, 2003 and 2002, borrowings against this note amounted to $579,472, $856,267 and $1,051,035, respectively. The note bears interest at 8.45% per annum, with interest accruing beginning January 1, 2002, and the first payment commencing in February of 2002. The note is collateralized by certain powder coating, packaging, lab and related equipment. Contractually, as of December 31, 2004, the Company has five months to pay back this note, based on a rate per kilogram of product shipped, with any remaining outstanding balance at June 1, 2005 becoming payable on demand.

In December 2003, the Company financed $430,000 in insurance premiums at 4.87% per annum through October 2004. The balance due on the note was at $0 and $429,955 on December 31, 2004 and 2003, respectively. The note is collateralized by a declining letter of credit to be reduced over the life of the obligation.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

(8) Lease Commitments

The Company leases its operating facilities under operating leases. Nanophase leases its Romeoville facility under an agreement whose initial term will expire in July 2006, with an option to extend the lease for two additional periods of five years each. The current monthly rent on this lease amounts to $25,568. Nanophase leases its Burr Ridge facility under an agreement whose initial term expired in September 1999. The Company then exercised its options to extend the lease for five additional one-year terms, the last of which expired in September 2004. The Company executed a new lease for its Burr Ridge facility in September 2004. The initial term of the new lease expires in September 2007, but the Company has options to extend the lease for up to three additional one-year terms. The current monthly rent on this lease amounts to $10,000.

The following is a schedule of future minimum lease payments as required under the above operating leases:

Year ending December 31:
2005	$447,313
2006	308,874
2007	95,481

Total minimum payments required:	$851,668

Rent expense, including real estate taxes, under these leases amounted to $521,264, $511,112 and $516,352, for the years ended December 31, 2004, 2003 and 2002, respectively.

During the years ended December 31, 2004 and 2003, the Company entered into capital leases for equipment. On December 31, 2004 and 2003, equipment under capital leases for both years had a cost of $205,314 with accumulated depreciation of $128,413 and $87,350, respectively. The following is a schedule of future minimum lease payments as required under the above capital leases:

Year ending December 31, 2005	$12,111

Less: Amount representing interest	(285)

Present value of net future minimum lease payments	11,286
Less: Current Portion	(11,826)

$—

(9) Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2004	2003
Accrued payroll and related expenses	$285,695	$290,368
Accrued professional services	237,485	124,622
Other	370,842	328,781

	$894,022	$743,771

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

(10) License Agreements

The Company was granted a non-exclusive license by a third party to make, use, and sell products of the type claimed in two U.S. patents. In consideration for this license, the Company agreed to pay royalties of 1% of net sales, as defined, and made an advance royalty payment of $17,500. Royalties under this agreement amounted to approximately $29,200, $25,600 and $37,000 for the years ended December 31, 2004, 2003 and 2002, respectively

In December 1997, the Company entered into a license agreement whereby the Company granted a royalty-bearing exclusive right and license, as defined, to purchase, make, use and sell nanocrystalline materials in designated parts of Asia to C. I. Kasei, a division of Itochu Corporation (“CIK”). Under this agreement, the Company also will earn royalties on net sales of manufactured products containing nanocrystalline materials. The agreement also provided for minimum sales targets and minimum royalty payments to maintain exclusivity. The agreement expires on March 31, 2013 unless earlier terminated as provided therein. The Company recorded royalty revenues, classified as “Other Revenue” on the Statements of Operations, under this agreement of $300,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(11) Income Taxes

The Company’s provision for income taxes, as presented on its Statements of Operations for the periods presented, is attributable to foreign income taxes paid as a result of certain transactions with customers in foreign countries. The Company has no income tax provision, current or deferred, relating to U.S. federal, state or local income taxes.

A reconciliation of income tax expense to the amount computed by applying the Federal income tax rate to loss before provision for income taxes as of December 31, 2004, 2003 and 2002, is as follows:

	2004	2003	2002
Income tax credit at statutory rates	$(2,181,765)	$(1,971,201)	$(1,729,431)
Nondeductible expenses	9,084	31,348	5,419
Tax benefit of disqualifying dispositions of stock by employees	(683,900)	(405,459)	(38,060)
State income tax, net of federal benefits	(320,848)	(289,883)	(254,328)
Foreign income taxes	30,000	30,000	68,674
Other	24,429	40,195	(76,600)
Benefit of net operating loss and foreign tax credits not recognized, Increase in valuation allowance	3,153,000	2,595,000	2,093,000

	$30,000	$30,000	$68,674

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes consist of the following:

	As of December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$23,568,000	$20,441,000

Foreign tax credit carryforward	156,000	156,000

Inventory and other allowances	258,000	258,000
Excess (tax) book depreciation	(162,000)	(126,000)
Excess (tax) book amortization	16,000	—
Other accrued costs	114,000	68,000

Total deferred tax assets	23,950,000	20,797,000

Less: Valuation allowance	(23,950,000)	(20,797,000)

Deferred income taxes	$—	$—

The valuation allowance increased $3,153,000 for the year ended December 31, 2004 due principally to the increase in the net operating loss carryforward and uncertainty as to whether future taxable income will be generated prior to the expiration of the carryforward period. Under the Internal Revenue Code, certain ownership changes, including the prior issuance of preferred stock and the Company’s public offering of common stock, may subject the Company to annual limitations on the utilization of its net operating loss carryforward.

The Company has net operating loss carryforwards for tax purposes of approximately $60,432,000 on December 31, 2004, which expire between 2005 and 2024.

As a result of certain transactions with third parties operating in foreign countries, the Company may be subject to the withholding and payment of foreign income taxes as transactions are completed. Under the Internal Revenue Code, foreign tax payments may be used to offset federal income tax liabilities when incurred, subject to certain limitations. On December 31, 2004, the Company has a foreign tax credit carryforward of $156,000.

(12) Capital Stock

In October 1998, pursuant to a Stockholder Rights Agreement between Nanophase and LaSalle National Association, as Rights Agent, the Company declared a dividend of one Preferred Stock Purchase Right (a “Right”) for each outstanding share of Company common stock on November 10, 1998 and each share of common stock issued by the Company after such date. The Rights are not presently exercisable. Each Right entitles the holder, upon the occurrence of certain specified events, to purchase from the Company one ten-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at a purchase price of $25 per one-ten thousandth of a share (the “Purchase Price”). The Rights further provide that each Right will entitle the holder, upon the occurrence of certain specified events, to purchase from the Company, common stock having a value of twice the Purchase Price and, upon the occurrence of certain other specified events, to purchase from another entity into which the Company is merged or which acquires 50% or more of the Company’s assets or earnings power, common stock of such other entity having a value of twice the Purchase Price. In general, the Rights may be redeemed by the Company at a price of $0.01 per Right. The Rights expire on October 28, 2008. On September 5, 2003, in anticipation of the September 8, 2003 private placement to Grace Brothers Ltd., the Company amended its existing Stockholder Rights Agreement to revise the beneficial ownership threshold at which a person or group of persons becomes an “acquiring person” and triggers certain provisions under the Stockholder Rights Agreement. As revised, a person or group would become an “acquiring person” if that person or group becomes the beneficial owner of 35% or more of the outstanding shares of the Company’s stock. Prior to this amendment, the beneficial ownership threshold was 25%.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

As of December 31, 2004 and 2003, the Company has 24,088 authorized shares of preferred stock, of which 2,500 shares have been designated as Series A Junior Participating Preferred Stock and reserved for issuance in connection with the Rights described above. Shares of Series A Junior Participating Preferred Stock are nonredeemable and subordinate to any other series of the Company’s preferred stock, unless otherwise provided for in the terms of the preferred stock; has a preferential dividend in an amount equal to 10,000 times any dividend declared on each share of common stock; has 10,000 votes per share, voting together with the Company’s common stock; and in the event of liquidation, entitles its holder to receive a preferred liquidation payment equal to 10,000 times the payment made per share of common stock. In addition, as of December 31, 2004, 2,500,593 authorized but unissued shares of common stock have been reserved for future issuance upon exercise of stock options.

(13) Stock Options, Warrants and Stock Grants

The Company has entered into stock option agreements with certain officers, employees, directors and three members of the Company’s former Advisory Board. On December 31, 2004, the Company had outstanding options to purchase 1,741,092 shares of common stock. The stock options generally expire ten years from the date of grant. Of the total number of options granted, 487,386 of the outstanding options vest over a five-year period, 1,223,283 vest over a three-year period from their respective grant dates and 30,423 vest on the eighth anniversary following their grant date.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

Exercise prices are determined by the Compensation and Governance Committee of the Board of Directors and equal the estimated fair values of the Company’s common stock at the grant date. The table below summarizes option activity through December 31, 2004:

	Number of Options	Exercise Price	Weighted Average Exercise Price
Outstanding at January 1, 2002	1,815,226	.112-12.250	5.293
Options granted during 2002	297,900	3.780-6.650	6.554
Options exercised during 2002	(20,296)	.112-3.886	2.195
Options canceled during 2002	(5,980)	3.813-12.250	8.485

Outstanding at December 31, 2002	2,086,850	.112-11.625	5.495

Options granted during 2003	251,800	3.660-5.550	3.791
Options exercised during 2003	(287,446)	.432-3.886	2.078
Options canceled during 2003	(122,585)	3.660-10.875	6.689

Outstanding at December 31, 2003	1,928,619	.112-11.625	5.705

Options granted during 2004	100,000	5.550	5.550
Options exercised during 2004	(283,526)	.112-10.875	5.183
Options canceled during 2004	(4,001)	.112-3.660	3.659

Outstanding at December 31, 2004	1,741,092	.432-11.625	5.786

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

Information with respect to stock options outstanding and stock options exercisable on December 31, 2004 follows:

	Options Outstanding
	Number Outstanding on December 31, 2004	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
Range of Exercise Prices
$0.432-2.375	139,614	3.352	$1.794
$2.938-3.886	611,563	4.950	3.622
$5.000-7.063	541,240	7.174	6.464
$7.625-11.625	448,675	5.735	9.160

	1,741,092

	Options Exercisable
	Number Exercisable on December 31, 2004	Weighted- Average Exercise Price
Range of Exercise Prices
$0.432-2.375	139,614	$1.794
$2.938-3.886	457,762	3.609
$5.000-6.650	190,605	6.447
$7.063-11.625	594,175	8.410

	1,382,156	5.948

Option shares exercisable on December 31, 2003 and 2002 were 1,324,528 and 1,186,504 and had a weighted average exercise price of $5.708 and $4.400, respectively.

In connection with the issuance of Series C convertible preferred stock in 1993, the Company issued common stock purchase warrants for 662,287 shares at no additional cost to the Series C convertible preferred stockholders. At the Company’s initial public offering on November 26, 1997, all preferred stock shares were converted to common stock shares. These warrants had an exercise price of $1.123 per share and expired upon the tenth anniversary of issuance. For the year ended December 31, 2002, 28,950 warrants were converted into 28,950 shares of common stock and were exercised for $32,511. On December 31, 2003 there were 453,001 warrants issued, outstanding, and exercisable. All of these outstanding warrants were issued pursuant to the Company’s September 8, 2003 private equity offering at a rate of one per common share purchased. Their exercise price was $4.415 per share and the expiration was September 8, 2004. No warrants were exercised in 2003. On September 2, 2004, 453,001 warrants were exercised relating to the Company’s September 2003 private equity offering of $4.415 per share. For the year ended December 31, 2004 there were no warrants outstanding.

For the years ended December 31, 2004, 2003 and 2002, the Company recognized $0, $74,268 and $82,550 in stock compensation expense related to the grant of 0, 24,350 and 12,700 shares of stock to five directors respectively. Also, in December of 2002, an officer of the Company resigned, however, her services were retained on a consulting basis for one year. The terms of her consulting agreement allowed

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

for all stock options previously granted to remain in effect during the term of this agreement, subject to her complying with all her obligations under the agreement. Upon the end of the term, any stock options previously granted became fully vested and exercisable in accordance with the applicable option agreement underlying each grant. Therefore, the Company is required to estimate the fair value of these options pursuant to accounting provided for under FASB No.123. The fair value of these options was estimated on December 6, 2002, the date the consulting agreement began through December 31, 2003, the termination date of the agreement. March 30, 2004 was the last date allowable to exercise these options. Using the Black-Scholes option pricing model to calculate the appropriate expense the Company recorded $79,750 in deferred compensation cost of which $12,681 was recognized as compensation expense in December of 2002 with the remaining $67,069 expensed in 2003. There is no cash impact to the Company with respect to this calculation, which is required under FAS No. 123.

On October 11, 2004, the Company granted 33,333 shares of restricted stock rights at market value consisting of 16,666 restricted share rights and 16,667 performance share rights respectively. The restricted share rights vest in lump sum or “cliff vest” on October 30, 2007, provided that the grantee has not terminated service prior to the vesting date. The performance share rights also vest in lump sum or “cliff vest” upon achievement of certain performance goals or milestones on or before October 30, 2007, provided that the grantee has not terminated service prior to the vesting date. The Company as required pursuant to APB No.25 recognized $6,725 for the restricted share rights and $10,750 for the performance share rights totaling $17,475 in stock-based compensation expense in 2004. Compensation expense for performance share rights is determined using variable plan accounting based upon management’s estimate of the number of share rights that will eventually vest.

(14) 401(k) Profit-Sharing Plan

The Company has a 401(k) profit-sharing plan covering substantially all employees who meet defined service requirements. In 2004, the Company amended its 401(k) plan providing for deferred salary contributions by the plan participants and maximum contributions by the Company of 100% of the first 3% and 50% of the next 2% of the participant’s salary. The Company contributions under this plan were $120,335, $81,875 and $82,618 for the years ended December 31, 2004, 2003 and 2002, respectively.

(15) Related Party Transactions

The Company terminated its consulting agreement with Dr. Richard W. Siegel, a director/stockholder, in July 2002. Payments under this agreement were $2,000 per month. Dr. Siegel remains a director of the Company.

(16) Significant Customers and Contingencies

Revenue from three customers constituted approximately 69.7%, 12.9% and 6.2%, respectively, of the Company’s 2004 revenue. Amounts included in accounts receivable on December 31, 2004 relating to these three customers were approximately $215,000, $152,000 and $300,000, respectively. Revenue from these three customers constituted approximately 61.0%, 22.4% and 10.7%, respectively, of the Company’s 2003 revenue. Amounts included in accounts receivable on December 31, 2003 relating to these three customers were approximately $557,000, $357,000 and $281,000, respectively. Revenue from these three same customers constituted approximately 72.6%, 2% and 6.8%, respectively, of the Company’s 2002 revenue.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

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

(17) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $673,900, $755,900 and $586,800 for the years ended December 31, 2004, 2003 and 2002, respectively. Of this international revenue, only in 2003 did any country, in this case Japan, compose a material portion of total revenue at $585,600. Otherwise, no revenue from any particular country was material in nature. The $300,000 technology license fee typically received every twelve months from our Japanese licensee is included in each of the three years presented.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

The Company’s operations comprise a single business segment and all of the Company’s long-lived assets are located within the United States.

(18) Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Total revenue	$1,293,359	$1,542,068	$1,377,118	$995,389
Loss from operations	(1,453,580)	(1,467,153)	(1,397,026)	(1,890,228)
Net loss	(1,470,564)	(1,452,248)	(1,658,272)	(1,865,871)
Basic and diluted loss per share	(0.09)	(0.08)	(0.09)	(0.10)

2003
Total revenue	$1,664,082	$1,307,536	$1,238,973	$1,236,070
Loss from operations	(1,420,886)	(1,539,950)	(1,350,130)	(1,450,106)
Net loss	(1,436,717)	(1,562,185)	(1,365,954)	(1,462,794)
Basic and diluted loss per share	(0.09)	(0.10)	(0.09)	(0.09)

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

(19) Commitments and Contingencies

In 1998, Harbour Court LPI, a small stockholder of the Company, sued Nanophase, several of the Company’s then-current and former officers and the underwriters of the Company’s initial public offering of common stock in the United States District Court for the Northern District of Illinois. The complaint alleged that the defendants had violated the federal Securities Exchange Act of 1934 by making supposedly fraudulent material misstatements and omissions of fact in connection with soliciting consents to the Company’s initial public offering from certain of its preferred stockholders. The supposed misrepresentations concerned purported mischaracterization of revenue that the Company received from its then-largest customer. The complaint further alleged that the suit should be maintained as a plaintiff class action on behalf of certain former preferred stockholders whose shares of preferred stock were converted into common stock in connection with the Company’s initial public offering. The complaint sought relief including unquantified compensatory damages and attorneys’ fees. In September 2000, each defendant answered the complaint, denying all wrongdoing. Following certain discovery, the Company decided to avoid protracted litigation and resulting defense costs by agreeing to settle all claims against all defendants for $800,000, plus up to an additional $50,000 for the cost of settlement administration. The settlement did not admit liability by any party. The Court ordered final approval of the settlement in January 2002 and dismissed the complaint with prejudice. In January 2003, the Court approved interim payment to plaintiffs of $17,102 in settlement administration costs. In January 2005, the Court approved an additional $4,628 in further settlement administration costs and determined that administration of the settlement had been completed. Because both the settlement and the settlement administration costs were funded by Nanophase’s directors and officers liability insurance, neither the settlement nor the settlement administration costs payments have had a material adverse effect on the Company’s financial position or results of operations.

In 2001, George Tatz, a purchaser of 200 shares of the Company’s common stock, sued Nanophase and Joseph Cross, its president and CEO, in the United States District Court for the Northern District of Illinois. The complaint alleged that defendants violated the federal Securities Exchange Act of 1934 by making supposedly fraudulent material misstatements and omissions of fact in connection with the Company’s public disclosures, including certain press releases, concerning its dealings with Celox, a British customer. The complaint further alleged that the action should be maintained as a plaintiff class action on behalf of certain buyers who purchased shares of the Company’s common stock from April 5, 2001 through October 24, 2001. The complaint sought relief including unquantified compensatory damages and attorneys’ fees. Thereafter, plaintiff filed an amended complaint, alleging that the Company and four of its officers (Joseph Cross, its chief executive officer; Daniel Bilicki, its vice president of sales and marketing; Jess Jankowski, its then-acting chief financial officer; and Gina Kritchevsky, its then-current chief technology officer) were liable under the federal Securities Exchange Act of 1934 for making supposedly fraudulent material misstatements and omissions of fact in connection with the Company’s public disclosures concerning its relationship with Celox and the Company’s purportedly improper booking, and later reversal, of $400,000 in revenue from a one-time sale to that customer treated as a bill and hold transaction. The amended complaint alleged the same class and sought the same relief as in plaintiff’s initial complaint. In November 2002, defendants answered the amended complaint, denying all wrongdoing. Following certain discovery, in June 2003, the Company decided to avoid protracted litigation and resulting defense costs by agreeing to settle all claims against all defendants for $2,500,000. Thereafter, the Court certified the class alleged in the amended complaint. In December 2003, the Court ordered final approval of the settlement and dismissed the amended complaint with prejudice. The settlement did not admit liability by any party. In January 2005, the Court ordered distribution of the net settlement funds to the plaintiff class. Because the settlement was funded by the Company’s directors and officers liability insurance, the settlement has not had a material adverse effect on Nanophase’s financial position or results of operations.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2005.

NANOPHASE TECHNOLOGIES CORPORATION

By:	/s/ Joseph Cross
Joseph Cross
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March, 2005.

Signature	Title
/s/ Joseph Cross	President, Chief Executive Officer (Principal Executive Officer) and a Director
Joseph Cross

/s/ Jess Jankowski	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Jess Jankowski

/s/ Donald S. Perkins	Chairman of the Board and Director
Donald S. Perkins

/s/ James A. Henderson	Director
James A. Henderson

/s/ James A. McClung	Director
James A. McClung

/s/ Jerry Pearlman	Director
Jerry Pearlman

/s/ Richard W. Siegel	Director
Richard W. Siegel

/s/ R. Janet Whitmore	Director
R. Janet Whitmore

EXHIBIT INDEX

4.13	Form of Stock Option Agreement under the 2004 Nanophase Technologies Corporation Equity Compensation Plan (“2004 Equity Plan”).

4.14	Form of Restricted Share Grant Agreement under the 2004 Equity Plan.

4.15	Form of Performance Share Grant Agreement under the 2004 Equity Plan.

10.32	Building Lease dated September 15, 2004 between the Company and the Village of Burr Ridge.

23.1	Consent of McGladrey & Pullen, LLP.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Confidentially requested, confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.