Form 10-K/A
period 2004-12-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2005-03-17
CIK 883107

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

On March 15, 2005, Nanophase Technologies Corporation filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2004. This Amendment No. 1 has been filed only to correct the following errors of omission:

1.	To change the date and add the following required wording to the “Report of Independent Registered Public Accounting Firm”: “Furthermore, in our opinion, Nanophase Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).”

2.	To change a date and correct certain text included within the “Consent of Independent Registered Public Accounting Firm” filed as Exhibit 23.1 to the Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has included the complete text of Item 15 of the Form 10-K with this Amendment No. 1.

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

Report of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2004 and 2003

Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Financial Statements

2.	The following exhibits are filed with this Form 10-K or incorporated by reference as set forth below.

Exhibit Number
2	Plan and Agreement of Merger dated as of November 25, 1997 by and between the Company and its Illinois predecessor, incorporated by reference to Exhibit 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 10-K”).

3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the 1997 10-K.

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the 1997 10-K.

4.1	Specimen stock certificate representing common stock, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-36937) (the “IPO S-1”).

4.2	Form of Warrants, incorporated by reference to Exhibit 4.2 to the IPO S-1.

4.3	Rights Agreement dated as of October 28, 1998 by and between the Company and LaSalle National Bank, incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, filed October 28, 1998.

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 10-K”).

4.5	Amendment to Rights Agreement dated August 1, 2001 between the Company and LaSalle National Association, as Rights Agent, incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

4.6	2001 Nanophase Technologies Corporation Equity Compensation Plan, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-74170).

4.7	Second Amendment to Rights Agreement dated May 24, 2002 between the Company and LaSalle National Association, as Rights Agent, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (File No. 333-90326) filed June 12, 2003.

Exhibit Number

4.8	Third Amendment to Rights Agreement dated September 5, 2003 between the Company and LaSalle National Association, as Rights Agent, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 10, 2003.

4.9	Subscription Agreement dated September 8, 2003 between the Company and Grace Brothers, Ltd., incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 10, 2003.

4.10	Stock Purchase Agreement dated March 23, 2004 between the Company and Altana Chemie AG, incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K filed March 30, 2004.

4.11	Registration Rights Agreement dated March 23, 2004 between the Company and Altana Chemie AG, incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K filed March 30, 2004.

4.12	2004 Nanophase Technologies Corporation Equity Compensation Plan, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119466).

4.13	Form of Stock Option Agreement under the 2004 Nanophase Technologies Corporation Equity Compensation Plan (“2004 Equity Plan”), incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.14	Form of Restricted Share Grant Agreement under the 2004 Equity Plan, incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.15	Form of Performance Share Grant Agreement under the 2004 Equity Plan, incorporated by reference to Exhibit 4.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.1	The Nanophase Technologies Corporation Amended and Restated 1992 Stock Option Plan, as amended (the “Stock Option Plan”), incorporated by reference to Exhibit 10.1 to the IPO S-1.

10.2	Form of Indemnification Agreement between the Company and each of its directors and executive officers, incorporated by reference to Exhibit 10.2 to the IPO S-1.

10.3	Amended and Restated Registration Rights Agreements dated as of March 16, 1994, as amended, incorporated by reference to Exhibit 10.2 to the IPO S-1.

10.4	License Agreement dated June 1, 1990 between the Company and ARCH Development Corporation, as amended, incorporated by reference to Exhibit 10.7 to the IPO S-1.

10.5	License Agreement dated October 12, 1994 between the Company and Hitachi, incorporated by reference to Exhibit 10.8 to the IPO S-1.

10.6	License Agreement dated May 31, 1996 between the Company and Research Development Corporation of Japan, incorporated by reference to Exhibit 10.9 to the IPO S-1.

10.7	License Agreement dated April 1, 1996 between the Company and Cornell Research Foundation, incorporated by reference to Exhibit 10.10 to the IPO S-1.

10.8*	Consulting and Stock Purchase Agreement between Richard W. Siegel and the Company dated as of May 9, 1990, as amended February 13, 1991, November 21, 1991 and January 1, 1992, incorporated by reference to Exhibit 10.11 to the IPO S-1.

10.9	Lease Agreement between the Village of Burr Ridge and the Company, dated September 15, 1994, incorporated by reference to Exhibit 10.12 to the IPO S-1.

10.10	Distribution Agreement between the Company and C.I. Kasei, Ltd., (a subsidiary of Itochu Corporation) dated as of October 30, 1996, incorporated by reference to Exhibit 10.15 to the IPO S-1.

10.11	Supply Agreement between the Company and Schering-Plough HealthCare Products, Inc. dated as of March 15, 1997, incorporated by reference to Exhibit 10.17 to the IPO S-1.

10.12	License Agreement between the Company and C.I. Kasei Co., Ltd. (a subsidiary of Itochu Corporation) dated as of December 30, 1997, incorporated by reference to Exhibit 10.17 to the 1997 10-K.

10.13*	Employment Agreement dated as of November 9, 1999 between the Company and Joseph Cross, incorporated by reference to Exhibit 10.15 to the 1999 10-K.

10.14*	Employment Agreement dated as of March 15, 1999 between the Company and Daniel S. Bilicki, incorporated by reference to Exhibit 10.19 to the 1998 10-K.

10.15*	Form of Options Agreement under the Stock Option Plan, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-53445).

Exhibit Number

10.16**	Zinc Oxide Supply Agreement dated as of September 16, 1999 between the Company and BASF Corporation, as assignee, incorporated by reference to Exhibit 10.22 to the 1999 10-K.

10.17*	Employment Agreement dated as of November 2, 2000 between the Company and Robert Haines, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”).

10.18	Lease Agreement between Centerpointe Properties Trust and the Company, dated June 15, 2000, incorporated by reference to Exhibit 10.23 to the 2000 10-K.

10.19**	Amendment No. 1 to Zinc Oxide Supply Agreement dated as of January, 2001 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.24 to the 2000 10-K.

10.20	Promissory Note dated as of September 14, 2000 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.25 to the 2000 10-K.

10.21**	Cooperation Agreement dated June 24, 2002 between the Company and Rodel, Inc., incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.22*	Consulting Agreement dated December 12, 2002 between the Company and Dr. Gina Kritchevsky, incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.23	First Amendment to Promissory Note dated as of March 11, 2003 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.24	Amendment No. 2. to Zinc Oxide Supply Agreement dated as of March 17, 2003 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.25*	Employment Agreement dated March 24, 2003 between the Company and Mr. Edward G. Ludwig, Jr., incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.26*	Employment Agreement dated February 17, 2000 between the Company and Mr. Jess Jankowski, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed March 30, 2004.

10.27*	Employment Agreement dated September 26, 2001 between the Company and Dr. Richard W. Brotzman, incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed March 30, 2004.

10.28***	Amendment No. 1 to Cooperation Agreement dated February 25, 2004 between the Company and Rohm and Haas Electronic Materials CMP Inc. (formerly known as Rodel, Inc.), incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 30, 2004.

10.29	Joint Development Agreement dated March 23, 2004 between the Company and Altana Chemie AG., incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2004

10.30	Amendment No. 1 to License Agreement dated July 16, 2004 between the Company and C.I. Kasei Co., Ltd., incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2004.

10.31***	Letter Agreement Amending Cooperation Agreement dated October 15, 2004 between the Company and Rohm and Haas Electronic Materials CMP Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2004.

10.32	Building Lease dated September 15, 2004 between the Company and the Village of Burr Ridge, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

23.1	Consent of McGladrey & Pullen, LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Management contract or compensatory plan or arrangement.
**	Confidentiality previously granted for portions of this agreement.
***	Confidentially requested, confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.

(b)	Reports on Form 8-K:

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

NANOPHASE TECHNOLOGIES CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Nanophase Technologies Corporation

Romeoville, Illinois

We have audited the accompanying balance sheets of Nanophase Technologies Corporation as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. We also have audited management’s assessment, included in the accompanying Annual Report on the Form 10-K, that Nanophase Technologies Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nanophase Technologies Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nanophase Technologies Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Nanophase Technologies Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Nanophase Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Schaumburg, Illinois

March 15, 2005

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 2005.

NANOPHASE TECHNOLOGIES CORPORATION

By:	/s/ Joseph Cross
Joseph Cross
President and Chief Executive Officer

EXHIBIT INDEX

23.1	Consent of McGladrey & Pullen, LLP.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.