Form 10-Q
period 2005-03-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2005-05-09
CIK 883107

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

As of May 6, 2005, there were 17,912,852 shares outstanding of Common Stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED MARCH 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$570,899	$475,185
Investments	9,639,827	11,155,126
Trade accounts receivable, less allowance for doubtful accounts of $24,271 on March 31, 2005 and December 31, 2004	1,026,636	792,662
Other receivable	1,949	3,498
Inventories, net	821,292	837,336
Prepaid expenses and other current assets	453,753	499,697

Total current assets	12,514,356	13,763,504

Equipment and leasehold improvements, net	7,256,275	7,457,764
Other assets, net	587,560	571,027

	$20,358,191	$21,792,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debts	$460,427	$579,472
Current portion of capital lease obligations	6,321	11,826
Accounts payable	410,410	324,485
Accrued expenses	891,391	894,022

Total current liabilities	1,768,549	1,809,805

Contingent liabilities:	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 17,912,852 and 17,895,482 shares issued and outstanding on March 31, 2005 and December 31, 2004 respectively	179,129	178,955
Additional paid-in capital	72,010,083	71,987,565
Accumulated deficit	(53,599,570)	(52,184,030)

Total stockholders’ equity	18,589,642	19,982,490

	$20,358,191	$21,792,295

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2005	2004
Revenue:
Product revenue	$1,526,304	$1,066,138
Other revenue	87,078	227,221

Total revenue	1,613,382	1,293,359

Operating expense:
Cost of revenue	1,444,500	1,213,110
Research and development expense	494,439	474,885
Selling, general and administrative expense	1,143,144	1,058,944

Total operating expense	3,082,083	2,746,939

Loss from operations	(1,468,701)	(1,453,580)
Interest income	65,047	14,661
Interest expense	(11,899)	(24,838)
Other, net	13	693

Loss before provision for income taxes	(1,415,540)	(1,463,064)
Provision for income taxes	—	(7,500)

Net loss	$(1,415,540)	$(1,470,564)

Net loss per share-basic and diluted	$(0.08)	$(0.09)

Weighted average number of common shares outstanding	17,907,063	16,209,660

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2005	Three months ended March 31, 2004
Operating activities:
Net loss	$(1,415,540)	$(1,470,564)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	320,779	353,799
Stock compensation expense	15,188	—
Allowance for excess inventory quantities	(329)	(1,543)
Changes in assets and liabilities related to operations:
Trade accounts receivable	(353,019)	235,615

Other receivable	1,549	—
Inventories	16,373	(32,702)
Prepaid expenses and other assets	45,944	157,654
Accounts payable	157,991	247,355
Accrued liabilities	(4,131)	108,787

Net cash (used in) operating activities	(1,215,195)	(401,599)

Investing activities:
Acquisition of equipment and leasehold improvements	(182,415)	(13,543)
Acquisition of Patents	(23,974)	(17,256)
Purchases of investments	(63,327,887)	(19,111,855)
Sales of investments	64,843,186	9,510,478

Net cash provided by (used in) investing activities	1,308,910	(9,632,176)

Financing activities:
Principal payment on debt obligations, including capital leases	(5,505)	(169,995)

Proceeds from sale of common stock, net, and exercise of stock options	7,504	10,411,475

Net cash provided by financing activities	1,999	10,241,480

Increase in cash and cash equivalents	95,714	207,705
Cash and cash equivalents at beginning of period	475,185	399,999

Cash and cash equivalents at end of period	$570,899	$607,704

Supplemental cash flow information:
Interest paid	$11,899	$24,838

Supplemental non-cash investing and financing activities:
Accounts receivable paid through offset of long-term debt	$119,045	$74,722

Accounts payable incurred for the purchase of equipment and leasehold improvements	$72,066	$—

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (“Nanophase” or the “Company”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

Certain items in the 2004 financial statements have been reclassified to conform to the 2005 presentation with no effect on net loss.

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

The Company also recognizes regular other revenue from a technology license. This activity is not expected to drive the long-term growth of the business. License revenue is recognized as “other revenue” in the Company’s Statement of Operations, as they do not represent revenue directly from the Company’s Nanocrystalline materials.

(3) Inventories

Inventories consist of the following:

	March 31, 2005	December 31, 2004
Raw materials	$369,471	$391,346
Finished goods	1,057,037	1,051,535

	1,426,508	1,442,881
Allowance for excess inventory quantities	(605,216)	(605,545)

	$821,292	$837,336

(4) Employee Stock Options, Warrants and Stock Grants

During the three months ended March 31, 2005, 17,370 shares of Common Stock were issued pursuant to option exercises compared to 212,859 shares in the same period in 2004. During the three months ended March 31, 2005 there were no warrants outstanding compared to 453,001 warrants outstanding during the same period in 2004.

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

Pro forma information regarding net income is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for the employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2005 and 2004. No options were granted for the three months ended March 31, 2005.

The Black-Scholes option pricing model:

	March 31, 2005	March 31, 2004
U.S. Government zero coupon 7-year bond interest rates:	4.33%	3.31%

Dividend yield:	0.00%	0.00%

Weighted-average expected life of the option:	7 years	7 years

Volatility factors:	65.24%	106.92%

Weighted-average fair value of the options granted:	N/A	N/A

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the respective option. The pro forma impact for the three months ended March 31, 2005 and 2004 shown is meant to approximate the effects of the expensing of stock options.

The following table illustrates the effect on net loss and loss per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in SFAS No. 123, Accounting for Stock-Based Compensation):

	March 31, 2005	March 31, 2004
Net Loss:
As reported	$(1,415,540)	$(1,470,564)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(117,893)	(268,111)

Pro forma net loss	$(1,533,433)	$(1,738,675)

Loss per share:

Basic - As reported	(0.08)	(0.09)

Basic – Pro forma	(0.09)	(0.11)

Diluted - As reported	(0.08)	(0.09)

Diluted – Pro forma	(0.09)	(0.11)

On October 11, 2004, the Company granted 33,333 shares of restricted stock rights at market value consisting of 16,666 restricted share rights and 16,667 performance share rights respectively. The restricted share rights vest in lump sum or “cliff vest” on October 30, 2007, provided that the grantee has not terminated service prior to the vesting date. The performance share rights also vest in lump sum or “cliff vest” upon achievement of certain performance goals or milestones on or before October 30, 2007, provided that the grantee has not terminated service prior to the vesting date. The Company as required pursuant to APB No.25 recognized $7,473 for the restricted share rights and $7,715 for the performance share rights totaling $15,188 in stock-based compensation expense for the period ending March 31, 2005. Compensation expense for performance share rights is determined using variable plan accounting based upon management’s estimate of the number of share rights that will eventually vest.

(5) Significant Customers and Contingencies

Revenue from three customers constituted approximately 87%, 0% and 5%, respectively, of the Company’s total revenue for the three months ended March 31, 2005. Amounts included in accounts receivable on March 31, 2005 relating to these three customers were approximately $641,000, $2,000 and

$319,000, respectively. Revenue from these three customers constituted approximately 74%, 15% and 6% respectively, of the Company’s total revenue for the three months ended March 31, 2004. Amounts included in accounts receivable on March 31, 2004 relating to these three customers were approximately $436,000, $150,000 and $356,000, respectively.

The Company currently has supply agreements with BASF Corporation (“BASF”), the Company’s largest customer, and Rohm and Haas Electronic Materials CMP, Inc. (“RHEM”), that have contingencies outlined in them which could potentially result in the license of technology and/or the sale of production equipment, providing capacity sufficient to meet the customer’s production needs, from the Company to the customer, if triggered by the Company’s failure to meet certain performance requirements and/or certain financial condition covenants. The financial condition covenants in the Company’s supply agreement with its largest customer, as amended, “triggers” a technology transfer (license or, optionally, an equipment sale) in the event (a) that earnings of the Company for a twelve month period ending with its most recently published quarterly financial statements are less than zero and its cash, cash equivalents and investments are less than $2,000,000, (b) of an acceleration of any debt maturity having a principal amount of more than $10,000,000, or (c) of the Company’s insolvency, as further defined within the agreement. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at 115% of the equipment’s net book value.

The Company believes that it has sufficient cash balances to avoid the first triggering event for the foreseeable future. If a triggering event were to occur and BASF elected to proceed with the transfer and related sale mentioned above, the Company would receive royalty payments from this customer for products sold using the Company’s technology; however, the Company would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by the Company’s agreement with the customer. Such an event would also result in the loss of many of the Company’s key staff and line employees due to economic realities. The Company believes that its employees are a critical component of its success and could be difficult to replace and train quickly. Given the occurrence of such an event, the Company might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on the Company.

In February of 2004, the Company amended its original agreement with Rohm and Haas Electronic Materials CMP, Inc. (“RHEM,” formerly known as Rodel, Inc). This amendment allows for RHEM to maintain exclusivity based upon it purchasing lower dollar amounts of nanocrystalline materials, while extending the agreement through 2009. This amendment did not require RHEM to purchase any materials from the Company in 2004, but it did require an aggregate of $600,000 in development funding be paid to Nanophase in four equal quarterly installments in 2004 to support its efforts in joint slurry product development with RHEM for current and future semiconductor technologies.

(6) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $111,000 and $110,000 for the three months ended March 31, 2005 and 2004, respectively. As part of its revenue from international sources, the Company recognized $75,000 in other revenue from a technology license fee from its Japanese licensee for the three months ended March 31, 2005 and 2004, respectively.

The Company’s operations comprise a single business segment and all of the Company’s long-lived assets are located within the United States.

(7) Administrative Actions

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

(8) Subsequent Event

In November 2000, the Company executed a three-year promissory note, held by BASF, the Company’s largest customer, in the amount of $1,293,895 for the construction of additional production capabilities at the Company’s Romeoville, Illinois facility. The outstanding balance of this note was $460,427 on March 31, 2005. The note bears interest at 8.45% per annum and is collateralized by certain powder coating, packaging, lab and related equipment. On May 1, 2005 an amendment to the BASF promissory note was executed for the purpose of extending the date when any unpaid balance will be due upon demand from June 1, 2005 to June 1, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nanophase Technologies is a nanocrystalline materials developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterials for use in a variety of diverse markets: sunscreens, personal care, abrasion-resistant applications, environmental catalysts, antimicrobial products and a variety of polishing applications, including semiconductors, hard disk drives and optics. The Company targets markets in which it feels practical solutions may be found using nanoengineered products. The Company works closely with leaders in these target markets to identify their material and performance requirements. Newer developed technologies have made certain new products possible and opened potential new markets. With the commercialization of the Company’s NanoArc™ synthesis and new dispersion technologies in 2002, and the expansion of these capabilities in 2003 and 2004, Nanophase is focusing on penetrating the chemical-mechanical-planarization (“CMP”) and fine polishing markets. CMP is the process of polishing various types of integrated circuits or chips to be used in various commercial electronics applications. Management believes that the Company’s inroads in the CMP and fine polishing markets would have been very difficult without the Company being able to produce its materials to exacting specifications verified by in-house and customer-based testing. Management expects growth in end-user (customers of Nanophase’s customers) adoption in 2005 and revenue growth beginning in 2005 in both of these areas. Additionally, the Company feels that its exclusive relationship with Altana Chemie (“Altana”), a global ingredients supplier to various coatings industries, will lead to growth in several of its abrasion-resistant applications in the marketplace. Nanophase shipped initial quantities of material to Altana in the second, third and fourth quarters of 2004, and in the first quarter of 2005. Management expects this relationship to continue to develop through 2005.

From its inception in November 1989 through December 31, 1996, the Company was in the development stage. During that period, the Company primarily focused on the development of its manufacturing processes in order to transition from laboratory-scale to commercial-scale production. As a result, the Company developed an operating capacity to produce significant quantities of its nanocrystalline materials for commercial sale. The Company was also engaged in the development of commercial applications and formulations and the recruiting of marketing, technical and administrative personnel. Since January 1, 1997, the Company has been engaged in commercial production and sales of its nanocrystalline materials, and the Company no longer considers itself in the development stage. From inception through March 31, 2005, the Company was primarily capitalized through the private offering of approximately $32.0 million of equity securities prior to its initial public offering, its initial public offering of $28.8 million of common stock in November of 1997, its private offering of $6.2 million of common stock in May of 2002, its private offering of $1.95 million of common stock in September of 2003, its equity investment of $9.2 million in March 2004 and its private offering of $1.95 million of common stock in September of 2004 (through the conversion of warrants that were attached to its September 2003 offering), each net of issuance costs. The Company has incurred cumulative losses of $53.6 million from inception through March 31, 2005.

Pending Accounting Standards

See Company’s 2004 10-K for a more detailed discussion regarding adoption of SFAS 123R. On April 14, 2005, the SEC announced it would permit most registrants subject its oversight, additional time to implement the requirements in FASB Statement No. 123 (Revised 2004), Share-Based Payment. As originally issued by the FASB, public companies subject to SEC oversight were required to implement Statement 123R as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, or after December 15, 2005 for small business issuers. As announced, the SEC will permit companies to implement Statement 123R at the beginning of their next fiscal year, instead of the next reporting period as required by Statement 123R. SFAS 123R will be effective for Nanophase for the first fiscal quarter ending March 31, 2006, beginning on January 1, 2006. The Company is in the process of evaluating the impact of adopting SFAS 123R and of determining the impact on our results of operations or financial position.

Results of Operations

Total revenue increased to $1,613,382 for the three months ended March 31, 2005, compared to $1,293,359 for the same period in 2004. A substantial majority of the Company’s revenue for the three months ended March 31, 2005 is from the Company’s largest customer. See Note 5 to the Financial Statements for additional information regarding the revenue the Company derived from this customer in the first quarter of 2005. Product revenue increased to $1,526,304 for the three months ended March 31, 2005, compared to $1,066,138 for the same period in 2004. The increase in product revenue was primarily attributed to increased sales of sunscreen and personal care materials to BASF, the Company’s largest customer, in the first quarter of 2005. The increase was partially offset by decreased sales of CMP materials to Rohm and Haas Electronic Materials CMP, Inc. (“RHEM,” formerly known as Rodel, Inc.), the Company’s second largest customer, in the first quarter of 2004. The Company and its largest customer currently have a technology agreement in place to jointly develop the second generation of sunscreen nanomaterials for other potential personal care applications. Management anticipates the launch of one or more new sunscreen or personal care applications during 2005.

Other revenue decreased to $87,078 for the three months ended March 31, 2005, compared to $227,221 for the same period in 2004. This decrease was primarily attributed to no technology development funding being received in the first quarter of 2005, compared to $150,000 for the same period in 2004 from RHEM. This technology development funding from RHEM was part of its $600,000 commitment in 2004 described below which was amended for 2005.

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

The majority of the total revenue generated during the period ended March 31, 2005 was from the Company’s largest customer in the healthcare (sunscreens) market as described above.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $1,444,500 for the three months ended March 31, 2005, compared to $1,213,110 for the same period in 2004. The increase in cost of revenue was generally attributed to increased revenue volume somewhat offset by decreases in depreciation and the Company’s continued efficiencies in reducing its variable manufacturing costs on nanomaterials. The Company is completing a series of process improvements that are targeted to increase PVS reactor output by 20-30% in conjunction with a re-engineering program that has reduced the expected operational labor cost by 25% on high volume PVS-produced nanomaterials. The Company expects this project to be largely complete by mid-2005. Nanophase expects to maintain an aggressive schedule for new nanomaterial development, primarily using its NanoArc™ synthesis and dispersion technologies, for targeted applications and new markets throughout 2005. At current revenue levels the Company has generated a modest positive gross margin. The Company’s margins have been impeded by not having enough revenue to absorb the manufacturing overhead that is required to work with current customers and the new ones the Company expects to have. Management believes that the current fixed manufacturing cost structure is sufficient to support significantly higher levels of production and resultant product revenue. The extent to which the Company’s margins remain positive, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume and the Company’s ability to continue to cut costs. As product revenue volume increases, this will result in more of the Company’s fixed manufacturing costs being absorbed, leading to increased margins. The Company expects to continue reducing its variable product manufacturing costs in 2005 but may or may not continue to operate at a positive gross margin in 2005, dependent upon the factors discussed above.

Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with the Company’s development or acquisition of new product applications and coating formulations and the cost of enhancing the Company’s manufacturing processes. For example, the Company has been and continues to be engaged in research to enhance its ability to disperse its material in a variety of organic and inorganic media for use as coatings and polishing materials. Much of this work has led to new potential products for use by Altana. Now that the Company has demonstrated the capability to produce pilot quantities of mixed-metal oxides in a single crystal phase, the Company does not expect development of further variations on these materials to present material technological challenges. Many of these materials exhibit performance characteristics that can enable them to serve in various catalytic applications. This development has been driven largely by customer demand. Management is now working on several related commercial applications. The Company expects that this technique should not be difficult to scale to large quantity commercial volumes once application viability and firm demand are established. The Company also has an ongoing advanced engineering effort that is primarily focused on the development of new nanomaterials as well as the refinement of existing nanomaterials. The Company is not certain when or if any significant revenue will be generated from the production of the materials described above. Research and development expense increased to $494,439 for the three months ended March 31, 2005, compared to $474,885 for the same period in 2004. The increase in research and development expense was largely attributed to materials development and salary expenses. These increases were partially offset by decreased depreciation expenses. The Company does not expect research and development expense to increase significantly in 2005.

Selling, general and administrative expense increased to $1,143,144 for the three month period ended March 31, 2005, compared to $1,058,944 for the same period in 2004. The net increase was primarily attributed to increases in compensation, audit fees and consulting expenses. These increases were partially offset by decreases in director and officers and business insurance, expense estimates and legal fees.

Interest income increased to $65,047 for the three month period ended March 31, 2005, compared to $14,661 for the same period in 2004. This increase was primarily due to an increase in funds available for investment, largely composed of the March 23, 2004 equity investment from Altana which resulted in net proceeds of approximately $9.2 million.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and investments amounted to $10,210,726 on March 31, 2005, compared to $11,630,311 on December 31, 2004. The net cash used in the Company’s operating activities was $1,215,195 for the three months ended March 31, 2005, compared to $401,599 for the same period in 2004. Net cash provided by investing activities, which is due to sales of securities and partially offset by purchases of securities and capital expenditures, amounted to $1,308,910 for the three months ended March 31, 2005 compared to $9,632,176 of net cash used in investing activities for the same period in 2004. Capital expenditures amounted to $182,415 and $13,543 for the three months ended March 31, 2005 and 2004, respectively. In 2005 the Company expects to complete implementation of a PVS process innovation started in late 2003, within the current capital budget, that is expected to increase PVS reactor output by approximately 20%. The Company expects that this innovation should result in the need for less future capital as the Company’s PVS reactor-produced business grows. Currently, all sunscreen and personal care nanomaterials are manufactured via the PVS process. Net cash provided by financing activities is primarily due to the issuance of shares of common stock pursuant to the exercise of options, partially offset by principal payments on debt and capital lease obligations, amounting, in total, to $1,999 for the three months ended March 31, 2005. Net cash provided by financing activities is primarily due to the Company securing financing through an equity investment in March 2004 and, to a lesser extent, by the issuance of shares of common stock pursuant to the exercise of options, partially offset by principal payments on debt and capital lease obligations, amounting, in total, to $10,241,480 for the same period in 2004.

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

In November 2000, the Company executed a three-year promissory note, held by the Company’s largest customer, in the amount of $1,293,895 for the construction of additional production capabilities at the Company’s Romeoville, Illinois facility. The outstanding balance of this note was $460,427 on March 31, 2005. The note bears interest at 8.45% per annum and is collateralized by certain powder coating, packaging, lab and related equipment. In May 2005, an amendment to this promissory note was executed for the purpose of extending the date when any unpaid balance will be due upon demand from June 1, 2005 to June 1, 2007. Management expects this debt to be fully paid during 2006.

The Company believes that cash from operations and cash, cash equivalents and investments on hand and interest income thereon, will be adequate to fund the Company’s operating plans for the foreseeable future. The Company’s actual future capital requirements in 2005 and beyond will depend, however, on many factors, including customer acceptance of the Company’s current and potential nanocrystalline materials and product applications, continued progress in the Company’s research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand the Company’s manufacturing capabilities and to market and sell the Company’s materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with the Company’s existing customers. The Company expects that capital spending relating to currently known capital needs in 2005 will be approximately $500,000, but could be even greater due to the factors discussed above.

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

On March 31, 2005, the Company had a net operating loss carryforward of approximately $61.8 million for income tax purposes. Because the Company may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2014. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, the Company has concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. On March 31, 2005, the Company also had a foreign tax credit carryforward of $156,000, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire in 2014, if not utilized before that date.

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

We have incurred net losses in each year since our inception with net losses of $5.16 million in 2002, $5.83 million in 2003 and $6.45 million in 2004. As of March 31, 2005, we had an accumulated deficit of approximately $53.6 million and presently expect to continue to incur losses on an annual basis through at least the end of 2005. We believe that our business depends, among other things, on our ability to significantly increase revenue. If revenue fails to grow at anticipated rates or if operating expenses increase without a commensurate increase in revenue, or if we fail to adjust operating expense levels accordingly, then the imbalance between revenue and operating expenses will negatively impact our cash balances and our ability to achieve profitability in future periods.

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

Revenue from BASF Corporation, Rohm and Haas Electronic Materials CMP, Inc. (formerly known as “Rodel”) and C.I. Kasei, a division of Itochu Corporation, accounted for approximately 89% of total revenue for the year ended December 31, 2004, and revenue to the same three customers accounted for approximately 94% of total revenue in 2003. For the years ended December 31, 2004 and 2003, BASF accounted for 70% and 61% of our total revenue, respectively. BASF and C.I. Kasei also represented a significant majority of total revenue for the three months ended March 31, 2005, as described in Note 5 to the Financial Statements. If we were to lose, or receive significantly decreased orders from, any of these three customers, then our results of operations would be materially harmed. While our agreements with our three largest customers are long-term agreements, they may be terminated by the customer with reasonable notice and do not provide any guarantees that these customers will continue to buy our products. In addition, while our agreements with our three largest customers contain minimum order requirements, the only repercussion under the agreements for missing the minimum order requirement is that we would be freed from the exclusivity obligations under these contracts.

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

A majority of our products are incorporated into products such as sunscreens, polishing slurries, personal care and to a lesser extent abrasion-resistant coatings for flooring and other products. These markets have from time to time experienced cyclical, depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions. These industry downturns have resulted in reduced product demand and declining average selling prices. Our business would be harmed by any future downturns in the markets that we serve.

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

Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition. In addition, if others assert that our technology infringes their intellectual property rights, resolving the dispute could divert our management team and financial resources.

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

We believe that we have sufficient cash balances to avoid the first triggering event for the foreseeable future. If a triggering event were to occur and BASF elected to proceed with the transfer and related sale mentioned above, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that would be purchased and removed by BASF pursuant to this triggering event could take six months to a year. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets pursuant to our agreement with BASF. This shortfall might put us in a position where it would be difficult to secure additional funding given what would then be an already tenuous cash position. Such an event would also result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success and would be difficult to quickly replace and train. Given the occurrence of such an event, we might not be able to hire and retrain skilled employees given the stigma relating to such an event and its impact on us. We might elect to effectively reduce our size and staffing to a point where we could remain a going concern in the near term.

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

We may be subject to product liability claims in the event that any of our nanocrystalline product applications are alleged to be defective or cause harmful effects. Because our nanocrystalline materials are used in other companies’ products, to the extent our customers become subject to suits relating to their products, such as cosmetic, skin-care and personal-care products, these claims may also be asserted against us. We may incur significant costs including payment of significant damages, in defending or settling product liability claims. We currently maintain insurance coverage in the amount of $10 million for product liability claims, which may prove not to be sufficient. Even if a suit is without merit and regardless of the outcome, claims can divert management time and attention, injure our reputation and adversely affect demand for our nanocrystalline materials.

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

Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding warrants and options may be resold pursuant to currently effective registration statements. On April 15, 2005, there are:

•	15,733,199 shares of common stock that have been issued in registered offerings, upon the exercise of options under our equity incentive plan or in private placements and are freely tradable in the public markets,

•	1,521,239 shares of common stock that may be issued on the exercise of stock options outstanding and exercisable under our equity incentive plan;

•	906,002 shares of common stock that were issued pursuant to our September 8, 2003 private placement and the related warrant which was exercised on September 2, 2004. The resale of these shares has been registered pursuant to a Registration Statement on Form S-3 which was declared effective by the Securities and Exchange Commission on August 13, 2004; and

•	1,256,281 shares of common stock that were issued pursuant to our March 23, 2004 private placement and may be registered for resale after March 23, 2006 pursuant the terms of the Registration Rights Agreement executed in connection with this private placement.

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

As of April 15, 2005, Bradford T. Whitmore, together with his affiliates, Grace Brothers, Ltd. and Grace Investments, Ltd., beneficially owned approximately 19.9% of the outstanding shares of our common stock. As a result, he has significant influence on matters submitted to our stockholders for approval, including proposals regarding:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The only financial instruments that the Company holds are investments of a short-term duration. Management does not believe that the Company currently has material market risk relating to its investments.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 5. Other Information

In November 2000, the Company executed a three-year promissory note, held by the Company’s largest customer, in the amount of $1,293,895 for the construction of additional production capabilities at the Company’s Romeoville, Illinois facility. The outstanding balance of this note was $460,427 on March 31, 2005. The note bears interest at 8.45% per annum and is collateralized by certain powder coating, packaging, lab and related equipment. In May 2005, an amendment to this promissory note was executed for the purpose of extending the date when any unpaid balance will be due upon demand from June 1, 2005 to June 1, 2007. Management expects this debt to be fully paid during 2006.

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits.

Exhibit 10.33*	Second Amendment to Promissory Note dated May 1, 2005 between the Company and BASF Corporation.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*Confidentiality requested, confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.

B. Reports on Form 8-K.

On March 3, 2005, the Company furnished a Current Report on Form 8-K reporting under Items 2.02 and 9.01 that on March 2, 2005 it issued a press release announcing its financial results for the year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: May 9, 2005	By:	/s/ JOSEPH E. CROSS
Joseph E. Cross
President, Chief Executive Officer (principal executive officer) and a Director

Date: May 9, 2005	By:	/s/ JESS JANKOWSKI
Jess Jankowski
Chief Financial Officer (principal financial and chief accounting officer)