Form 10-Q
period 2005-06-30
NANOPHASE TECHNOLOGIES CORPORATION
filed 2005-08-09
CIK 883107

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2005

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

As of August 2, 2005, there were outstanding 17,945,852 shares of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED JUNE 30, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$402,524	$475,185
Investments	8,511,154	11,155,126
Trade accounts receivable, less allowance for doubtful accounts of $24,271 on June 30, 2005 and December 31, 2004, respectively	1,471,676	792,662
Other receivable, net	—	3,498
Inventories, net	838,434	837,336
Prepaid expenses and other current assets	503,919	499,697

Total current assets	11,727,707	13,763,504
Equipment and leasehold improvements, net	7,029,638	7,457,764
Other assets, net	620,504	571,027

	$19,377,849	$21,792,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$177,981	$579,472
Current portion of capital lease obligations	1,505	11,826
Accounts payable	528,822	324,485
Accrued expenses	962,587	894,022

Total current liabilities	1,670,895	1,809,805

Long-term debt, less current maturities	163,149	—

	163,149	—

Contingent liabilities	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 17,920,852 and 17,895,482 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	179,209	178,955
Additional paid-in capital	72,052,129	71,987,565
Accumulated deficit	(54,687,533)	(52,184,030)

Total stockholders’ equity	17,543,805	19,982,490

	$19,377,849	$21,792,295

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue:
Product revenue	$1,999,456	$1,287,850	$3,525,760	$2,353,988
Other revenue	85,269	254,218	172,347	481,439

Net revenue	2,084,725	1,542,068	3,698,107	2,835,427

Operating expense:
Cost of revenue	1,594,264	1,428,175	3,038,764	2,641,285
Research and development expense	476,241	476,813	970,680	951,698
Selling, general and administrative
expense	1,194,192	1,104,233	2,337,336	2,163,177

Total operating expense	3,264,697	3,009,221	6,346,780	5,756,160

Loss from operations	(1,179,972)	(1,467,153)	(2,648,673)	(2,920,733)
Interest income	71,370	42,125	136,417	56,786
Interest expense	(8,814)	(19,787)	(20,713)	(44,626)
Other, net	29,453	67	29,466	761

Loss before provision for income taxes	(1,087,963)	(1,444,748)	(2,503,503)	(2,907,812)
Provisions for income taxes	—	(7,500)	—	(15,000)

Net loss	$(1,087,963)	$(1,452,248)	$(2,503,503)	$(2,922,812)

Net loss per share - basic and diluted	$(0.06)	$(0.08)	$(0.14)	$(0.17)

Weighted average number of common shares outstanding	17,913,818	17,377,484	17,910,459	16,793,574

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2005	2004
Operating activities:
Net loss	$(2,503,503)	$(2,922,812)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	639,993	704,716
Stock compensation expense	28,034	—
Allowance for excess inventory quantities	(1,736)	(3,794)
Loss on disposal of equipment and leasehold improvements	13,163	—
Changes in assets and liabilities related to operations:
Trade accounts receivable	(917,356)	313,307
Other receivable	3,498	24,214
Inventories	638	67,399
Prepaid expenses and other assets	(4,222)	293,444
Accounts payable	280,554	154,363
Accrued expenses	65,526	221,021

Net cash (used in) operating activities	(2,395,411)	(1,148,142)

Investing activities:
Acquisition of equipment and leasehold improvements	(282,488)	(52,044)
Acquisition of Patents	(65,197)	(61,306)
Purchases of investments	(109,769,600)	(111,068,440)
Maturities of investments	112,413,572	102,748,309

Net cash provided by (used in) investing activities	2,296,287	(8,433,481)

Financing activities:
Principal payment on debt obligations, including capital leases	(10,321)	(303,451)
Proceeds from sale of common stock, net, and exercise of stock options	36,784	10,395,814

Net cash provided by financing activities	26,463	10,092,363

(Decrease) Increase in cash and cash equivalents	(72,661)	510,740
Cash and cash equivalents at beginning of period	475,185	399,999

Cash and cash equivalents at end of period	$402,524	$910,739

Supplemental cash flow information:
Interest paid	$20,713	$44,626

Income taxes paid	$—	$30,000

Supplemental non-cash investing activities:
Accounts receivable paid through offset of long-term debt	$238,342	$165,032

Accounts payable incurred for the purchase of equipment and leasehold improvements	$76,217	$56,774

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (the “Company”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

The Company also recognizes regular revenue from a technology license. This activity is not expected to drive the long-term growth of the business. License revenue is recognized as “other revenue” in the Company’s Statement of Operations, as it does not represent revenue directly from the Company’s nanocrystalline materials.

(3) Inventories

Inventories consist of the following:

	June 30, 2005	December 31, 2004
Raw materials	$371,207	$391,346
Finished goods	1,071,036	1,051,535

	1,442,243	1,442,881
Allowance for excess inventory quantities	(603,809)	(605,545)

	$838,434	$837,336

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(4) Employee Stock Options, Warrants and Stock Grants

During the six months ended June 30, 2005, 25,370 shares of Common Stock were issued pursuant to option exercises compared to 264,859 shares in the same period in 2004. During the six months ended June 30, 2005 there were no warrants outstanding compared to 453,001 warrants outstanding during the same period in 2004.

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

Pro forma information regarding net income is required by FASB 123, which also requires that the information be determined as if the Company had accounted for the employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the three and six months ended June 30, 2005 and 2004. No options were granted for the six months ended June 30, 2005.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model:

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Weighted-average risk-free interest rate:	4.22%	4.35%	4.22%	4.35%
Dividend yield:	0.00%	0.00%	0.00%	0.00%
Weighted-average expected life of the option:	7 years	7 years	7 years	7 years
Weighted-average expected stock price volatility:	80.98%	66.86%	80.98%	90.33%
Weighted-average fair value of the options granted:	N/A	N/A	N/A	N/A

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the respective option. Because FASB 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma impact was not fully reflected until 2002. The pro forma impact for the three and six months ended June 30, 2005 and 2004 shown is meant to approximate the effects of the expensing of stock options.

The following table illustrates the effect on net loss and loss per share had on compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB 123):

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net Loss as reported:	$(1,087,963)	$(1,452,248)	$(2,503,503)	$(2,922,812)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(116,112)	(185,002)	(234,005)	(452,983)

Pro forma net loss	(1,204,075)	(1,637,250)	(2,737,508)	(3,375,795)

Loss per share:
Basic - As reported	(0.06)	(0.08)	(0.14)	(0.17)
Basic - Pro forma	(0.07)	(0.09)	(0.15)	(0.20)
Diluted - As reported	(0.06)	(0.08)	(0.14)	(0.17)
Diluted - Pro forma	(0.07)	(0.09)	(0.15)	(0.20)

(5) Significant Customers and Contingencies

Revenue from three customers constituted approximately 69%, 18% and 4% for the three months ended June 30, 2005, compared to 77%, 10% and 4% of the Company’s total revenue for the six months ended June 30, 2005. Amounts included in accounts receivable at June 30, 2005 relating to these three customers were approximately $848,000, $338,000 and $150,000, respectively. Revenue from these three customers constituted approximately 74%, 0% and 6% of the Company’s total revenue for the three months ended June 30, 2004, compared to 74%, 0% and 6% for the six months ended June 30, 2004. Amounts included in accounts receivable at June 30, 2004 relating to these three customers were approximately $380,000, $0 and $171,000, respectively.

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

The Company believes that it has sufficient cash and investment balances to avoid the first triggering event for the foreseeable future. If a triggering event were to occur and BASF elected to proceed with the license and related sale mentioned above, the Company would receive royalty payments from this customer for products sold using the Company’s technology; however, the Company would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by the Company’s agreement with the customer. Such an event would also result in the loss of many of the Company’s key staff and line employees due to economic realities. The Company believes that its employees are a critical component of its success and could be difficult to replace and train quickly. Given the occurrence of such an event, the Company might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on the Company.

In February of 2004, the Company amended its original agreement with Rohm and Haas Electronic Materials CMP, Inc. (“RHEM,”formerly known as Rodel, Inc). This amendment allows for RHEM to maintain exclusivity based upon it purchasing lower dollar amounts of nanocrystalline materials, while extending the agreement through 2009. This amendment did not require RHEM to purchase any materials from the Company in 2004, but it did require an aggregate of $600,000 in development funding be paid to Nanophase in four equal quarterly installments in 2004 to support its efforts in joint slurry product development with RHEM for current and future semiconductor technologies.

(6) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $586,000 and $300,000 for the six months ended June 30, 2005 and 2004, respectively. As part of its revenue from international sources, the Company recognized approximately $402,000 in product revenue from several German companies and $150,000 in other revenue from a technology license fee from its Japanese licensee for the six months ended June 30, 2005 compared to $107,000 and $150,000 for the same period in 2004, respectively.

The Company’s operations comprise a single business segment and all of the Company’s long-lived assets are located within the United States.

(7) Administrative Actions

On February 23, 2004, an unidentified party filed a Petition to Request a Reexamination of US Patent No. 6,669,823 B1 in the U.S. Patent and Trademark Office, or USPTO. US Patent No. 6,669,823 B1 relates to certain parts of one of the Company’s nanoparticle manufacturing processes, NanoArc Synthesis. The Company subsequently received notice that the USPTO had granted the Request for Reexamination. The reexamination process is provided for by law and requires the USPTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the USPTO. Because Nanophase believes that the scope and validity of the patent claims in this patent are appropriate and that the USPTO’s prior issuance of the patent was correct, the Company will vigorously defend its patent position. It is not feasible to predict whether the Company ultimately will succeed in maintaining the scope and validity of all the claims of this patent during reexamination. If the patent claims in this patent ultimately are narrowed substantially by the USPTO, the patent coverage afforded to certain parts of the Company’s NanoArc Synthesis nanoparticle manufacturing process could be impaired, which could impede the extent of Nanophase’s legal protection of the invention that is subject to this patent and potentially harm its business and operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nanophase Technologies is a nanocrystalline materials developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterials for use in a variety of diverse markets: sunscreens, personal care, abrasion-resistant applications, environmental catalysts, antimicrobial products and a variety of polishing applications, including semiconductors, hard disk drives and optics. The Company targets markets in which it feels practical solutions may be found using nanoengineered products. The Company works closely with leaders in these target markets to identify their material and performance requirements. Newer developed technologies have made certain new products possible and opened potential new markets. With the commercialization of the Company’s NanoArc™ synthesis and new dispersion technologies in 2002, and the expansion of these capabilities in 2003 and 2004, Nanophase is focusing on penetrating the chemical-mechanical-planarization (“CMP”) and fine polishing markets. CMP is the process of polishing various types of integrated circuits or chips to be used in various commercial electronics applications. Management believes that the Company’s inroads in the CMP and fine polishing markets would have been very difficult without the Company being able to produce its materials to exacting specifications verified by in-house and customer-based testing. Management expects growth in end-user (customers of Nanophase’s customers) adoption in 2005 and revenue growth beginning in 2005 in both of these areas. Additionally, the Company feels that its exclusive relationship with Altana Chemie (“Altana”), a global ingredients supplier to various coatings industries, will lead to growth in several of its abrasion-resistant applications in the marketplace. Nanophase shipped initial quantities of material to Altana in the second, third and fourth quarters of 2004, and also in the first and second quarters of 2005. Management expects this relationship to continue to develop through the balance of 2005 and, to a greater extent, in 2006. In May of 2005, BASF announced the introduction of a new coated sunscreen material. This material incorporated a new coating developed by Nanophase which, management believes, should help to expand sales in the European and Asian markets beginning in 2006.

From its inception in November 1989 through December 31, 1996, the Company was in the development stage. During that period, the Company primarily focused on the development of its manufacturing processes in order to transition from laboratory-scale to commercial-scale production. As a result, the Company developed an operating capacity to produce significant quantities of its nanocrystalline materials for commercial sale. The Company was also engaged in the development of commercial applications and formulations and the recruiting of marketing, technical and administrative personnel. Since January 1, 1997, the Company has been engaged in commercial production and sales of its nanocrystalline materials, and the Company no longer considers itself in the development stage. From inception through June 30, 2005, the Company was primarily capitalized through the private offering of approximately $32.0 million of equity securities prior to its initial public offering, its initial public offering of $28.8 million of common stock in November of 1997, its private offering of $6.2 million of common stock in May of 2002, its private offering of $1.95 million of common stock in September of 2003, its equity investment of $9.2 million in March 2004 and its private offering of $1.95 million of common stock in September of 2004 (through the conversion of warrants that were attached to its September 2003 offering), each net of issuance costs. The Company has incurred cumulative losses of $54.7 million from inception through June 30, 2005.

Pending Accounting Standards

See the Company’s 2004 10-K for a more detailed discussion regarding adoption of SFAS 123R. On April 14, 2005, the SEC announced it would permit most registrants subject to its oversight, additional time to implement the requirements in FASB Statement No. 123 (Revised 2004), Share-Based Payment. As originally issued by the FASB, public companies subject to SEC oversight were required to implement Statement 123R as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, or after December 15, 2005 for small business issuers. As announced, the SEC will permit companies to implement Statement 123R at the beginning of their next fiscal year, instead of the next reporting period as required by Statement 123R. SFAS 123R will be effective for Nanophase for the first fiscal quarter ending March 31, 2006, beginning on January 1, 2006. The Company is in the process of evaluating the impact of adopting SFAS 123R and of determining the impact on our results of operations or financial position.

Results of Operations

Total revenue increased to $2,084,725 and $3,698,107 for the three and six months ended June 30, 2005, compared to $1,542,068 and $2,835,427 for the same periods in 2004. A substantial majority of the Company’s revenue for the three and six month periods ended June 30, 2005 is from the Company’s largest customer. See Note 5 to the Financial Statements for additional information regarding the revenue the Company derived from this customer for the three and six month periods ended June 30, 2005. Product revenue increased to $1,999,456 and $3,525,760 for the three and six months ended June 30, 2005, compared to $1,287,850 and $2,353,988 for the same periods in 2004. The increase in product revenue was primarily attributed to increased sales of sunscreen and personal care materials to BASF, the Company’s largest customer, a new customer for application in medical devices in the second quarter of 2005 and increased sales of CMP materials to Rohm and Haas Electronic Materials CMP, Inc. (“RHEM,” formerly known as Rodel, Inc.), the Company’s second largest customer in the second quarter of 2004. The Company and its largest customer currently have a technology agreement in place to jointly develop the second generation of sunscreen nanomaterials for other potential personal care applications. Management anticipates the launch of one or more new personal care applications during 2005.

Other revenue decreased to $85,269 and $172,347 for the three and six months ended June 30, 2005, compared to $254,218 and $481,439 for the same periods in 2004. This decrease was primarily attributed to no technology development funding being received during the period ended June 30, 2005, compared to $300,000 for the same period in 2004 from RHEM. This technology development funding from RHEM was part of its $600,000 commitment in 2004 as described below which was amended for 2005.

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

The majority of the total revenue generated during the period ended June 30, 2005 was from the Company’s largest customer in the healthcare (sunscreens) market and its new customer (second largest customer) for application in medical devices as described above.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $1,594,264 and $3,038,764 for the three and six months ended June 30, 2005, compared to $1,428,175 and $2,641,285 for the same periods in 2004. The increase in cost of revenue was generally attributed to increased revenue volume somewhat offset by decreases in depreciation and the Company’s continued efficiencies in reducing its variable manufacturing costs on nanomaterials. Improvements to gross margins were primarily due to increased revenue volume, favorable product mix and the completion of a series of process improvements that had targeted to increase PVS reactor output by 20-30% in conjunction with a re-engineering program that had reduced the expected operational labor cost by 25% on high volume PVS-produced nanomaterials. Nanophase expects to maintain an aggressive schedule for new nanomaterial development, primarily using its NanoArc™ synthesis and dispersion technologies, for targeted applications and new markets throughout 2005. At current revenue levels the Company has generated a modest positive gross margin. The Company’s margins have been impeded by not having enough revenue to absorb the manufacturing overhead that is required to work with current customers and the new ones the Company expects to have. Management believes that the current fixed manufacturing cost structure is sufficient to support significantly higher levels of production and resultant product revenue. The extent to which the Company’s margins remain positive, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume and the Company’s ability to continue to cut costs. As product revenue volume increases, this will result in more of the Company’s fixed manufacturing costs being absorbed, leading to increased margins. The Company expects to continue reducing its variable product manufacturing costs in 2005 but may or may not continue to operate at a positive gross margin in 2005, dependent upon the factors discussed above.

Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with the Company’s development or acquisition of new product applications and coating formulations and the cost of enhancing the Company’s manufacturing processes. The May 2005 roll-out of BASF’s new sunscreen was an example of this work. In another example, the Company has been and continues to be engaged in research to enhance its ability to disperse its material in a variety of organic and inorganic media for use as coatings and polishing materials. Much of this work has led to new potential products for use by Altana. Now that the Company has demonstrated the capability to produce pilot quantities of mixed-metal oxides in a single crystal phase, the Company does not expect development of further variations on these materials to present material technological challenges. Many of these materials exhibit performance characteristics that can enable them to serve in various catalytic applications. This development has been driven largely by customer demand. Management is now working on several related commercial applications. The Company expects that this technique should not be difficult to scale to large quantity commercial volumes once application viability and firm demand are established. The Company also has an ongoing advanced engineering effort that is primarily focused on the development of new nanomaterials as well as the refinement of existing nanomaterials. The Company is not certain when or if any significant revenue will be generated from the production of the materials described above. Research and development expense decreased to $476,241 for the three months ended June 30, 2005, compared to $476,813 for the same period in 2004. Research and development expense increased to $970,680 for the six months ended June 30, 2005, compared to $951,698 for the same period in 2004. The increase in research and development expense was largely attributed to salary expenses. These increases were partially offset by decreased depreciation expense. The Company does not expect research and development expense to increase significantly in 2005.

Selling, general and administrative expense increased to $1,194,192 and $2,337,336 for the three and six months ended June 30, 2005, compared to $1,104,233 and $2,163,177 for the same periods in 2004. The net increase was primarily attributed to increases in audit fees, compensation and consulting expenses. These increases were partially offset by decreases in legal fees, director and officers and business insurance expenses.

Interest income increased to $71,370 and $136,417 for the three and six month periods, respectively, ended June 30, 2005, compared to $42,125 and $56,786 for the same periods in 2004. These increases were due to an increase of funds available for investment, largely composed of the March 23, 2004 equity investment from Altana which resulted in net proceeds of approximately $9.2 million, along with increased investment yields in 2005.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and investments amounted to $8,913,678 on June 30, 2005, compared to $11,630,311 on December 31, 2004. The net cash used in the Company’s operating activities was $2,395,411 for the six months ended June 30, 2005, compared to $1,148,142 for the same period in 2004. Net cash provided by investing activities, which is due to sales of securities and partially offset by purchases of securities and capital expenditures, amounted to $2,296,287 for the six months ended June 30, 2005 compared to $8,433,481 of net cash used in investing activities for the same period in 2004. Capital expenditures amounted to $282,488 and $52,044 for the six months ended June 30, 2005 and 2004, respectively. During the second quarter in 2005 the Company completed implementation of a PVS process innovation started in late 2003, within the current capital budget, that is expected to increase PVS reactor output by approximately 20%-30% in conjunction with a re-engineering program that had reduced the expected operational labor cost by 25% on high volume PVS-produced nanomaterials. The Company expects that this innovation should result in the need for less future capital as the Company’s PVS reactor-produced business grows. Currently, all sunscreen and personal care nanomaterials are manufactured via the PVS process. Net cash provided by financing activities is primarily due to the issuance of shares of common stock pursuant to the exercise of options, partially offset by principal payments on debt and capital lease obligations, amounting, in total, to $26,463 for the six months ended June 30, 2005. Net cash provided by financing activities was primarily due to the Company securing financing through an equity investment in March 2004 and, to a lesser extent, by the issuance of shares of common stock pursuant to the exercise of options, partially offset by principal payments on debt and capital lease obligations, amounting, in total, to $10,092,363 for the same period in 2004

On March 23, 2004, the Company sold, in a private placement to Altana Chemie AG (“Altana”), 1,256,281 shares of common stock at $7.96 per share and received gross proceeds of $10.0 million. On January 22, 2004, the Company filed a universal shelf registration statement with the Securities and Exchange Commission to allow Nanophase to offer up to $15.0 million of Nanophase securities, in the form of common stock or various types of debt securities, in the future. In August 2004, the Company withdrew its universal shelf offering due to unfavorable market conditions and the Company’s adequate cash position to cover expected growth through 2006. The Company incurred expenses in 2004 relating to the filing and subsequent withdrawal of its universal shelf offering of approximately $288,000. On

September 8, 2003, the Company secured equity funding through a private placement offering with Grace Brothers, Ltd., its largest investor. The Company issued 453,001 shares of additional common stock at $4.415 per share and received gross proceeds of $2.0 million. Grace Brothers, Ltd. also had the right to purchase an additional 453,001 shares for an additional $2.0 million pursuant to the terms of a warrant issued in such private placement. In accordance with the terms of such private placement, on June 7, 2004, the Company filed a registration statement for such 453,001 shares and the additional 453,001 shares issuable upon exercise of the warrant which registration statement was declared effective on August 13, 2004. On September 2, 2004, Grace Brothers, Ltd. exercised its warrant rights to acquire 453,001 newly issued shares of common stock and the Company received $2 million in gross proceeds. On May 29, 2002, the Company secured equity funding through a private placement offering. The Company issued 1.37 million shares of additional common stock at $5.00 per share and received gross proceeds of $6.85 million. Net proceeds were approximately $6.2 million after commissions, legal, accounting and other costs. The Company intends to use the remaining proceeds from the foregoing offerings to fund expected growth in new markets as well as to provide for expanded working capital needs expected to arise as sales volume grows and pay existing debts.

In November 2000, the Company executed a three-year promissory note, held by the Company’s largest customer, in the amount of $1,293,895 for the construction of additional production capabilities at the Company’s Romeoville, Illinois facility. The outstanding balance of this note was $341,130 on June 30, 2005. The note bears interest at 8.45% per annum and is collateralized by certain powder coating, packaging, lab and related equipment. In May 2005, an amendment to this promissory note was executed for the purpose of extending the date when any unpaid balance will be due upon demand from June 1, 2005 to June 1, 2007. Management expects this debt to be fully paid during 2006.

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

On June 30, 2005, the Company had a net operating loss carryforward of approximately $62.9 million for income tax purposes. Because the Company may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2014. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, the Company has concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. On June 30, 2005, the Company also had a foreign tax credit carryforward of $156,000, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire in 2014, if not utilized before that date.

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

We have incurred net losses in each year since our inception with net losses of $5.16 million in 2002, $5.83 million in 2003 and $6.45 million in 2004. As of June 30, 2005, we had an accumulated deficit of approximately $54.7 million and presently expect to continue to incur losses on an annual basis through at least the end of 2005. We believe that our business depends, among other things, on our ability to significantly increase revenue. If revenue fails to grow at anticipated rates or if operating expenses increase without a commensurate increase in revenue, or if we fail to adjust operating expense levels accordingly, then the imbalance between revenue and operating expenses will negatively impact our cash balances and our ability to achieve profitability in future periods.

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

Revenue from BASF Corporation, Rohm and Haas Electronic Materials CMP, Inc. (formerly known as “Rodel”) and C.I. Kasei, a division of Itochu Corporation, accounted for approximately 89% of total revenue for the year ended December 31, 2004, and revenue to the same three customers accounted for approximately 94% of total revenue in 2003. For the years ended December 31, 2004 and 2003, BASF accounted for 70% and 61% of our total revenue, respectively. BASF and C.I. Kasei also represented a significant majority of total revenue for the six months ended June 30, 2005, as described in Note 5 to the Financial Statements. If we were to lose, or receive significantly decreased orders from, any of these three customers, then our results of operations would be materially harmed. While our agreements with our three largest customers are long-term agreements, they may be terminated by the customer with reasonable notice and do not provide any guarantees that these customers will continue to buy our products. In addition, while our agreements with our three largest customers contain minimum order requirements, the only repercussion under the agreements for missing the minimum order requirement is that, after certain periods of time, we would be freed from the exclusivity obligations under these contracts.

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

We currently have a supply agreement with BASF that contains provisions which could potentially result in a mandatory license of technology and sale of production equipment to BASF providing capacity sufficient to meet BASF’s production needs. The license and related sale would be “triggered” only in the event that we breach certain of our obligations under the supply agreement or one of the following occurs:

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

We believe that we have sufficient cash balances to avoid the first triggering event for the foreseeable future. If a triggering event were to occur and BASF elected to proceed with the license and related sale mentioned above, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that would be purchased and removed by BASF pursuant to this triggering event could take six months to a year. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets pursuant to our agreement with BASF. This shortfall might put us in a position where it would be difficult to secure additional funding given what would then be an already tenuous cash position. Such an event would also result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success and would be difficult to quickly replace and train. Given the occurrence of such an event, we might not be able to hire and retrain skilled employees given the stigma relating to such an event and its impact on us. We might elect to effectively reduce our size and staffing to a point where we could remain a going concern in the near term.

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

Current and future laws and regulations may require us to make substantial expenditures for preventive or remedial action. Our operations, business or assets may be materially and adversely affected by governmental interpretation and enforcement of current or future environmental, health and safety laws and regulations. In addition, our coating operations pose a risk of accidental contamination or injury. The damages in the event of an accident or the costs to prevent or remediate a related event could exceed both the amount of our liability insurance and our resources or otherwise have a material adverse effect on our business, results of operations and financial condition.

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

Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding warrants and options may be resold pursuant to currently effective registration statements. On July 25, 2005, there are:

•	15,766,149 shares of common stock that have been issued in registered offerings, upon the exercise of options under our equity incentive plan or in private placements and are freely tradable in the public markets,

•	1,508,794 shares of common stock that may be issued on the exercise of stock options outstanding and exercisable under our equity incentive plan;

•	906,002 shares of common stock that were issued pursuant to our September 8, 2003 private placement and the related warrant which was exercised on September 2, 2004. The resale of these shares has been registered pursuant to a Registration Statement on Form S-3 which was declared effective by the Securities and Exchange Commission on August 13, 2004; and

•	1,256,281 shares of common stock that were issued pursuant to our March 23, 2004 private placement and may be registered for resale after March 23, 2006 pursuant the terms of the Registration Rights Agreement executed in connection with this private placement.

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

As of July 25, 2005, Bradford T. Whitmore, together with his affiliates, Grace Brothers, Ltd. and Grace Investments, Ltd., beneficially owned approximately 19.9% of the outstanding shares of our common stock. As a result, he has significant influence on matters submitted to our stockholders for approval, including proposals regarding:

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 4. Submissions of Matters to a Vote of Security Holders

a)	The 2005 Annual Meeting of Stockholders of the Company was held on June 23, 2005.

b)	The stockholders voted to re-elect two Class II directors to the Company’s Board of Directors. Results of the voting were as follows:

Directors	For	Authority Withheld	Abstentions	Broker Non-Votes
Joseph E. Cross	12,373,846	487,331	—	—
Richard W. Siegel, Ph.D	12,187,812	673,365	—	—

James A. Henderson, James A. McClung, Jerry K. Pearlman, Donald S. Perkins and R. Janet Whitmore continued their terms of office as directors of the Company after the 2005 Annual Meeting of Stockholders.

c)	The stockholders also voted to ratify the appointment by the Company’s Board of Directors of McGladrey & Pullen, LLP as the independent auditors of the Company’s financial statements for the year ended December 31, 2005. Results of the voting were as follows:

For	Against	Abstentions	Broker Non-Votes
12,692,179	135,750	33,248	—

d)	The stockholders also voted to approve the adoption of the Nanophase Technologies Corporation 2005 Non-Employee Director Restricted Stock Plan. Results of the voting were as follows:

For	Against	Abstentions	Broker Non-Votes
3,743,789	1,134,619	35,408	7,947,361

Item 5. Other Information

In November 2000, the Company executed a three-year promissory note, held by the Company’s largest customer, in the amount of $1,293,895 for the construction of additional production capabilities at the Company’s Romeoville, Illinois facility. The outstanding balance of this note was $341,130 on June 30, 2005. The note bears interest at 8.45% per annum and is collateralized by certain powder coating, packaging, lab and related equipment. In May 2005, an amendment to this promissory note was executed for the purpose of extending the date when any unpaid balance will be due upon demand from June 1, 2005 to June 1, 2007. Management expects this debt to be fully paid during 2006.

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

On May 18, 2005, the Company furnished a Current Report on Form 8-K reporting under Items 8.01 and 9.01 that on May 17, 2005 it issued a press release announcing that it had received a new order valued at $380,000 that it plans to ship in the second quarter of 2005.

On April 28, 2005, the Company furnished a Current Report on Form 8-K reporting under Items 2.02 and 9.01 that on April 27, 2005 it issued a press release announcing first quarter 2005 revenues.

On April 5, 2005, the Company furnished a Current Report on Form 8-K reporting under Items 2.02 and 9.01 that on April 4, 2005 it issued a press release announcing first quarter 2005 revenues.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: August 8, 2005	By:	/s/ JOSEPH E. CROSS
Joseph E. Cross
President, Chief Executive Officer (principal executive officer) and a Director

Date: August 8, 2005	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
Chief Financial Officer (principal financial and chief accounting officer)