Form 10-Q
period 2005-09-30
NANOPHASE TECHNOLOGIES CORPORATION
filed 2005-11-07
CIK 883107

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On November 7, 2005, there were outstanding 17,976,592 shares of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED September 30, 2005

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$259,164	$475,185
Investments	8,284,208	11,155,126
Trade accounts receivable, less allowance for doubtful accounts of $24,271 on September 30, 2005 and December 31, 2004, respectively	972,299	792,662
Other receivable, net	—	3,498
Inventories, net	875,857	837,336
Prepaid expenses and other current assets	243,385	499,697

Total current assets	10,634,913	13,763,504

Equipment and leasehold improvements, net	6,849,774	7,457,764
Other assets, net	626,696	571,027

	$18,111,383	$21,792,295

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$141,449	$579,472
Current portion of capital lease obligations	—	11,826
Accounts payable	464,917	324,485
Accrued expenses	1,190,104	894,022

Total current liabilities	1,796,470	1,809,805

Long-term debt, less current maturities	94,300	—

Total long-term debt	94,300	—

Contingent liabilities:	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 17,972,592 and 17,895,482 shares issued and outstanding on September 30, 2005 and December 31, 2004, respectively	179,726	178,955
Additional paid-in capital	72,263,127	71,987,565
Accumulated deficit	(56,222,240)	(52,184,030)

Total stockholders’ equity	16,220,613	19,982,490

	$18,111,383	$21,792,295

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue:
Product revenue, net	$1,579,552	$1,144,010	$5,105,312	$3,497,999
Other revenue	95,062	233,108	267,409	714,547

Total revenue	1,674,614	1,377,118	5,372,721	4,212,546

Operating expense:
Cost of revenue	1,466,790	1,311,622	4,505,554	3,952,908
Research and development expense	486,346	437,941	1,457,026	1,389,638
Selling, general and administrative expense	1,043,907	1,024,581	3,381,243	3,187,758
Lease accounting adjustment	279,810	—	279,810	—

Total operating expense	3,276,853	2,774,144	9,623,633	8,530,304

Loss from operations	(1,602,239)	(1,397,026)	(4,250,912)	(4,317,758)
Interest income	73,054	51,600	209,471	108,386
Interest expense	(5,309)	(16,266)	(26,022)	(60,892)
Other, net	(213)	(289,080)	29,253	(288,320)

Loss before provision for income taxes	(1,534,707)	(1,650,772)	(4,038,210)	(4,558,584)
Provisions for income taxes	—	(7,500)	—	(22,500)

Net loss	$(1,534,707)	$(1,658,272)	$(4,038,210)	$(4,581,084)

Net loss per share—basic and diluted	$(0.09)	$(0.09)	$(0.23)	$(0.27)

Weighted average number of common shares outstanding	17,954,371	17,572,006	17,925,256	17,054,946

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ending September 30,
	2005	2004
Operating activities:
Net loss	$(4,038,210)	$(4,581,084)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	940,933	1,048,293
Stock compensation expense	43,150	—
Allowance for excess inventory quantities	(14,163)	(4,060)
Equipment write-off	41,784	—
Changes in assets and liabilities related to operations:
Trade accounts receivable	(523,360)	54,635
Other receivable	3,498	21,348
Inventories	(24,358)	(87,137)
Prepaid expenses and other assets	256,312	404,964
Accounts payable	199,754	116,609
Accrued liabilities	291,462	91,871

Net cash (used in) operating activities	(2,823,198)	(2,934,561)

Investing activities:
Acquisition of equipment and leasehold improvements	(405,346)	(299,411)
Acquisition of patents	(79,752)	(120,584)
Purchases of held-to-maturity investments	(140,113,213)	(193,047,606)
Maturities of held-to maturity investments	142,984,131	184,297,137

Net cash provided by (used in) investing activities	2,385,820	(9,170,464)

Financing activities:
Principal payment on debt obligation, including capital leases	(11,826)	(427,844)
Proceeds from sale of common stock, net, and exercise of stock options	233,183	12,692,883

Net cash provided by financing activities	221,357	12,265,039

(Decrease) increase in cash and cash equivalents	(216,021)	160,014
Cash and cash equivalents at beginning of period	475,185	399,999

Cash and cash equivalents at end of period	$259,164	$560,013

Supplemental cash flow information:
Interest paid	$26,022	$60,892

Income taxes paid	$—	$30,000

Supplemental non-cash investing and financing activities:
Accounts receivable paid through offset of long-term debt	$343,723	$229,959

Accounts payable incurred for the purchase of equipment and leasehold improvements	$59,322	$222,618

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (the “Company”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

(3) Inventories

Inventories consist of the following:

	September 30, 2005	December 31, 2004
Raw materials	$414,519	$391,346
Finished goods	1,052,720	1,051,535

	1,467,239	1,442,881
Allowance for excess inventory quantities	(591,382)	(605,545)

	$875,857	$837,336

(4) Employee Stock Options, Warrants and Stock Grants

During the nine months ended September 30, 2005, 77,110 shares of Common Stock were issued pursuant to option exercises compared to 283,526 shares in the same period in 2004. During the nine months ended September 30, 2005 and 2004 there were no warrants outstanding. In September 2004, 453,001 warrants were converted into Common Stock.

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

Pro forma information regarding net income is required by FASB 123, which also requires that the information be determined as if the Company had accounted for the employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the three and nine months ended September 30, 2005 and 2004. For the nine months ended September 30, 2005, 100,000 shares of stock options were granted.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model:

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Weighted-average risk-free interest rate:	4.21%	3.75%	4.21%	3.75%
Dividend yield:	0.00%	0.00%	0.00%	0.00%
Weighted-average expected life of the option:	7 years	7 years	7 years	7 years
Weighted-average expected stock price volatility:	78.72%	63.02%	78.72%	81.81%
Weighted-average fair value of the options granted:	$4.90	N/A	$4.90	N/A

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the respective option. Because FASB 123 is applicable only to options granted subsequent to

December 31, 1994, its pro forma impact was not fully reflected until 2002. The pro forma impact for the three and nine months ended September 30, 2005 and 2004 shown is meant to approximate the effects of the expensing of stock options.

The following table illustrates the effect on net loss and loss per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB 123):

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net Loss as reported:	$(1,534,707)	$(1,658,272)	$(4,038,210)	$(4,581,084)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(115,122)	(178,233)	(349,126)	(631,216)

Pro forma net loss	(1,649,829)	(1,836,505)	(4,387,336)	(5,212,300)

Loss per share:

Basic - As reported	(0.09)	(0.09)	(0.23)	(0.27)

Basic – Pro forma	(0.09)	(0.10)	(0.24)	(0.31)

Diluted – As reported	(0.09)	(0.09)	(0.23)	(0.27)

Diluted – Pro forma	(0.09)	(0.10)	(0.24)	(0.31)

On September 27, 2005, the Company granted 33,333 shares of restricted stock rights at market value consisting of 16,666 restricted share rights and 16,667 performance share rights respectively. The restricted share rights vest in lump sum or “cliff vest” on September 27, 2008, provided that the grantee has not terminated service prior to the vesting date. The performance share rights also vest in lump sum or “cliff vest” upon achievement of certain performance goals or milestones on or before January 30, 2009, provided that the grantee has not terminated service prior to the vesting date.

(5) Significant Customers and Contingencies

Revenue from three customers constituted approximately 74%, 12% and 4% for the three months ended September 30, 2005, compared to 76%, 5% and 4% of the Company’s total revenue for the nine months ended September 30, 2005. Amounts included in accounts receivable at September 30, 2005 relating to these three customers were approximately $481,000, $195,000 and $225,000, respectively. Revenue from these three customers constituted approximately 63%, 13% and 5% of the Company’s total revenue for the three months ended September 30, 2004, compared to 71%, 12% and 6% for the nine months ended September 30, 2004. Amounts included in accounts receivable on September 30, 2004 relating to these three customers were approximately $430,000, $176,000 and $225,000, respectively.

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

In February of 2004, the Company amended its original agreement with Rohm and Haas Electronic Materials CMP, Inc. (“RHEM,” formerly known as Rodel, Inc). This amendment allows for RHEM to maintain exclusivity based upon it purchasing lower dollar amounts of nanocrystalline materials, while extending the agreement through 2009. This amendment did not require RHEM to purchase any materials from the Company in 2004, but, in lieu of materials purchased it did require an aggregate of $600,000 be paid to Nanophase in four equal quarterly installments in 2004 to support on going efforts in joint slurry product development during 2004. This $600,000 was fully earned in 2004.

(6) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $734,000 and $561,000 for the nine months ended September 30, 2005 and 2004, respectively. As part of its revenue from international sources, the Company recognized approximately $431,000 in product revenue from several German companies and $225,000 in other revenue from a technology license fee from its Japanese licensee for the nine months ended September 30, 2005 compared to $272,000 and $248,000 (which included some purchased supplies) for the same period in 2004, respectively.

The Company’s operations comprise a single business segment and all of the Company’s long-lived assets are located within the United States.

(7) Administrative Actions

On February 23, 2004, an unidentified party filed a Petition to Request a Reexamination of US Patent No. 6,669,823 B1 in the U.S. Patent and Trademark Office, or USPTO. US Patent No. 6,669,823 B1 relates to certain parts of one of the Company’s nanoparticle manufacturing processes, NanoArc Synthesis. The Company subsequently received notice that the USPTO had granted the Request for Reexamination. The reexamination process is provided for by law and requires the USPTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the USPTO. On September 7, 2005, the Company’s representatives conducted an interview with the Examiner assigned to the Reexamination at the USPTO, resulting in the Examiner preparing an interview summary indicating that the Examiner agreed all the issued claims were patentable. However, prior to the USPTO issuing a formal notice confirming patentability, the same unidentified party referenced above filed a second Petition to Request Reexamination of the patent. Because Nanophase believes that the scope and validity of the patent claims in this patent are appropriate and that the USPTO’s prior issuance of the patent was correct, the Company will continue to vigorously defend its patent position. It is not feasible to predict whether the Company ultimately will succeed in maintaining the scope and validity of all the claims of this patent during reexamination. If the patent claims in this patent ultimately are narrowed substantially by the USPTO, the patent coverage afforded to certain parts of the Company’s NanoArc Synthesis nanoparticle manufacturing process could be impaired, which could impede the extent of Nanophase’s legal protection of the invention that is subject to this patent and potentially harm its business and operating results.

(8) Lease Accounting Adjustment

Along with many other companies with leased properties, Nanophase has recently reviewed its policies with respect to leasing transactions. Following this review, the Company has corrected an error in its prior accounting practices to conform the lease term used in calculating straight-line rent expense with the useful lives used to amortize improvements on leased property. The result of this correction is primarily to accelerate the recognition of rent expense under its lease for the Romeoville headquarters that includes fixed rent escalations by revising the computation of straight-line rent expense to include these escalations for certain option periods. As the correction relates solely to accounting treatment, it has no effect on Nanophase’s historical or future cash flows or the timing of payments under the related lease. Had the Company, from the inception of the lease in June 2000, correctly calculated its straight-line rent expense, the effect would have been an increase in rent of approximately $13,220 per quarter. This quarterly effect, and the annualized effect, of this adjustment is immaterial to the Company’s current or prior year’s earnings per share or shareholders’ equity. The total amount of this expense was $279,810 and has been expensed in the three month period ended September 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nanophase Technologies is a nanocrystalline materials developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterials for use in a variety of diverse markets: sunscreens, personal care, abrasion-resistant applications, environmental catalysts, antimicrobial products and a variety of polishing applications, including semiconductors and optics. The Company targets markets in which it feels practical solutions may be found using nanoengineered products. The Company works closely with leaders in these target markets to identify their material and performance requirements. Newer developed technologies have made certain new products possible and opened potential new markets. With the commercialization of the Company’s NanoArc™ synthesis and new dispersion technologies in 2002, and the expansion of these capabilities in 2003 and 2004, Nanophase is focusing on penetrating the chemical-mechanical-planarization (“CMP”) and fine polishing markets. CMP is the process of polishing various types of integrated circuits or chips to be used in various commercial electronics applications. Management believes that the Company’s inroads in the CMP and fine polishing markets would have been very difficult without the Company being able to produce its materials to exacting specifications verified by in-house and customer-based testing. Management expects growth in end-user (customers of Nanophase’s customers) adoption in 2005 and revenue growth beginning in 2005 in both of these areas. Additionally, the Company feels that its exclusive relationship with Altana Chemie (“Altana”), a global ingredients supplier to various coatings industries, will lead to growth in several of its abrasion-resistant applications in the marketplace. Nanophase shipped initial quantities of material to Altana in the second, third and fourth quarters of 2004, and also in the first, second and third quarters of 2005. Management expects this relationship to continue to develop through the balance of 2005 and, to a greater extent, in 2006. In May of 2005, BASF announced the introduction of a new coated sunscreen material. This material incorporated a new coating developed by Nanophase which, management believes, should help to expand sales in the European and Asian markets beginning in 2006.

From its inception in November 1989 through December 31, 1996, the Company was in the development stage. During that period, the Company primarily focused on the development of its manufacturing processes in order to transition from laboratory-scale to commercial-scale production. As a result, the Company developed an operating capacity to produce significant quantities of its nanocrystalline materials for commercial sale. The Company was also engaged in the development of commercial applications and formulations and the recruiting of marketing, technical and administrative personnel. Since January 1, 1997, the Company has been engaged in commercial production and sales of its nanocrystalline materials, and the Company no longer considers itself in the development stage. From inception through September 30, 2005, the Company was primarily capitalized through the private offering of approximately $32.0 million of equity securities prior to its initial public offering, its initial public offering of $28.8 million of common stock in November of 1997, its private offering of $6.2 million of common stock in May of 2002, its private offering of $1.95 million of common stock in September of 2003, its equity investment of $9.2 million in March 2004 and its private offering of $1.95 million of common stock in September of 2004 (through the conversion of warrants that were attached to its September 2003 offering), each net of issuance costs. The Company has incurred cumulative losses of $56.2 million from inception through September 30, 2005.

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

Results of Operations

Total revenue increased to $1,674,614 and $5,372,721 for the three and nine months ended September 30, 2005, compared to $1,377,118 and $4,212,546 for the same period in 2004. A substantial majority of the Company’s revenue for the three and nine months ended September 30, 2005 is from the Company’s largest customer. See Note 5 to the Financial Statements for additional information regarding the revenue the Company derived from this customer for the three and nine months ended September 30, 2005. Product revenue increased to $1,579,552 and $5,105,312 for the three and nine months ended September 30, 2005, compared to $1,144,010 and $3,497,999 for the same period in 2004. The increase in product revenue was primarily attributed to increased sales of sunscreen and personal care materials to BASF, the Company’s largest customer, a new customer for application in medical devices in the second quarter of 2005 and increased sales of CMP materials to Rohm and Haas Electronic Materials CMP, Inc. (“RHEM,” formerly known as Rodel, Inc.). The Company and its largest customer currently have a technology agreement in place to jointly develop the second generation of sunscreen nanomaterials for other potential personal care applications. Management anticipates the launch of one or more new sunscreen or personal care applications in the near future, with related revenue to begin building in 2006.

Other revenue decreased to $95,062 and $267,409 for the three and nine months ended September 30, 2005, compared to $233,108 and $714,547 for the same period in 2004. This decrease was primarily attributed to no technology payments being received during the period ended September 30, 2005, compared to $450,000 for the same period in 2004 from RHEM. These payments from RHEM were part of its $600,000 commitment in 2004 as described below which was amended for 2005.

In February of 2004, the Company amended its original agreement with RHEM. This amendment allows for RHEM to maintain exclusivity based upon it purchasing lower dollar amounts of nanocrystalline materials, while extending the agreement through 2009. This amendment did not require RHEM to purchase any materials from the Company in 2004, in lieu of materials purchased, it did require an aggregate of $600,000 be paid to Nanophase in four equal quarterly installments in 2004 to support on going efforts in joint slurry product development with RHEM during 2004. (See Note 5 to the financial statements) In October of 2004, the Company amended its original agreement with RHEM a second time. This amendment reduced the minimum purchase requirements necessary to maintain the Company’s exclusivity obligations to RHEM by approximately 44% during 2005. The reduction reflects the parties’ recognition of the difficulty in precisely estimating the timing of product development and sales in the semiconductor polishing market.

The majority of the total revenue generated during the period ended September 30, 2005 was from the Company’s largest customer in the healthcare (sunscreens) market and its new customer (second largest customer in the second quarter of 2005) for application in medical devices as described above.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $1,466,790 and $4,505,554 for the three and nine months ended September 30, 2005, compared to $1,311,622 and $3,952,908 for the same period in 2004. The increase in cost of revenue was generally attributed to increased revenue volume somewhat offset by decreases in depreciation and the Company’s continued efficiencies in reducing its variable manufacturing costs on nanomaterials. Improvements to gross margins were primarily due to increased revenue volume, favorable product mix and the completion of a series of process improvements that had targeted to increase PVS reactor output by 20-30% in conjunction with a re-engineering program that had reduced the expected operational labor cost by 25% on high volume PVS-produced nanomaterials. Nanophase expects to maintain an aggressive schedule for new nanomaterial development, primarily using its NanoArc™ synthesis and dispersion technologies, for targeted applications and new markets throughout 2005. At current revenue levels the Company has generated a modest positive gross margin. The Company’s margins have been impeded by not having enough revenue to absorb the manufacturing overhead that is required to work with current customers and the new ones the Company expects to have. Management believes that the current fixed manufacturing cost structure is sufficient to support significantly higher levels of production and resultant product revenue. The extent to which the Company’s margins remain positive, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume and the Company’s ability to continue to cut costs. As product revenue volume increases, this will result in more of the Company’s fixed manufacturing costs being absorbed, leading to increased margins. The Company expects to continue reducing its variable product manufacturing costs in 2005 but may or may not continue to operate at a positive gross margin in 2005, dependent upon the factors discussed above.

Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with the Company’s development or acquisition of new product applications and coating formulations and the cost of enhancing the Company’s manufacturing processes. The May 2005 roll-out of BASF’s new sunscreen was an example of this work. In another example, the Company has been and continues to be engaged in research to enhance its ability to disperse its material in a variety of organic and inorganic media for use as coatings and polishing materials. Much of this work has led to new potential products for use by Altana. Now that the Company has demonstrated the capability to produce pilot quantities of mixed-metal oxides in a single crystal phase, the Company does not expect development of further variations on these materials to present material technological challenges. Many of these materials exhibit performance characteristics that can enable them to serve in various catalytic applications. This development has been driven largely by customer demand. Management is now working on several related commercial applications. The Company expects that this technique should not be difficult to scale to large quantity commercial volumes once application viability and firm demand are established. The Company also has an ongoing advanced engineering effort that is primarily focused on the development of new nanomaterials as well as the refinement of existing nanomaterials. The Company is not certain when or if any significant revenue will be generated from the production of the materials described above. Research and development expense increased to $486,346 and $1,457,026 for the three and nine months ended September 30, 2005, compared to $437,941 and $1,389,638 for the same period in 2004. The increase in research and development expense was largely attributed to salary expenses. The Company does not expect research and development expense to increase significantly in 2005.

Selling, general and administrative expense increased to $1,043,907 and $3,381,243 for the three and nine months ended September 30, 2005, compared to $1,024,581 and $3,187,758 for the same period in 2004. The net increase was primarily attributed to increases in compensation, audit fees and consulting expenses. These increases were partially offset by decreases in legal fees, directors and officers and business insurance expenses.

There was a lease accounting adjustment of $279,810 for the three and nine months ended September 30, 2005. This charge was due to the Company correcting an error in its prior accounting practices to conform the lease term used in calculating straight-line rent expense with the useful lives used to amortize improvements on leased property. See Note 8 to the Financial Statements for additional information.

Interest income increased to $73,054 and $209,471 for the three and nine months ended September 30, 2005, compared to $51,600 and $108,386 for the same period in 2004. These increases were primarily due to an increase of funds available for investment, largely composed of the March 23, 2004 equity investment from Altana which resulted in net proceeds of approximately $9.2 million, along with increased investment yields in 2005.

Other expenses decreased to $213 for the three months ended September 30, 2005, compared to $289,080 for the same period in 2004. Other income increased to $29,253 for the nine months ended September 30, 2005, compared to $288,320 of other expenses for the same period in 2004. The decreases were primarily due to the Company taking a one-time charge in the amount of $279,000 for accounting and legal costs associated from the withdrawal of the Company’s universal shelf registration in August 2004.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and investments amounted to $8,543,372 on September 30, 2005, compared to $11,630,311 on December 31, 2004. The net cash used in the Company’s operating activities was $2,823,198 for the nine months ended September 30, 2005, compared to $2,934,561 for the same period in 2004. Net cash provided by investing activities, which is due to sales of securities and partially offset by purchases of securities and capital expenditures, amounted to $2,385,820 for the nine months ended September 30, 2005 compared to $9,170,464 of net cash used in investing activities for the same period in 2004. Capital expenditures amounted to $405,346 and $299,411 for the nine months ended September 30, 2005 and 2004, respectively. During the second quarter in 2005 the Company completed implementation of a PVS process innovation started in late 2003, within the current capital budget, that is expected to increase PVS reactor output by approximately 20%-30% in conjunction with a re-engineering program that had reduced the expected operational labor cost by 25% on high volume PVS-produced nanomaterials. The Company expects that this innovation should result in the need for less future capital as the Company’s PVS reactor-produced business grows. Currently, all sunscreen and personal care nanomaterials are manufactured via the PVS process. Net cash provided by financing activities is primarily due to the issuance of shares of common stock pursuant to the exercise of options, partially offset by principal payments on debt and capital lease obligations, amounting, in total, to $221,357 for the nine months ended September 30, 2005. Net cash provided by financing activities was primarily due to the Company securing financing through an equity investment in March 2004 and, to a lesser extent, by the issuance of shares of common stock pursuant to the exercise of warrants and options, partially offset by principal payments on debt and capital lease obligations, amounting, in total, to $12,265,039 for the same period in 2004.

On November 3, 2005, BYK-Chemie USA, a customer of Nanophase, loaned $1,597,420 to Nanophase pursuant to the terms of a Promissory Note dated effective October 24, 2005. The proceeds of the Promissory Note are to be used to buy, install and commission certain equipment which is then to be used for fulfillment of orders by BYK-Chemie USA and other uses. The outstanding principal balance of the Promissory Note is payable in three equal installments on January 30, 2009, April 30, 2009 and December 31, 2009. Interest accrues and is payable on a quarterly basis one year after the equipment referenced above is installed at the rate of 100 basis points over the average daily London Inter-Bank Offered Rate for the preceding quarter.

On March 23, 2004, the Company sold, in a private placement to Altana Chemie AG (“Altana”), 1,256,281 shares of common stock at $7.96 per share and received gross proceeds of $10.0 million. On January 22, 2004, the Company filed a universal shelf registration statement with the Securities and Exchange Commission to allow Nanophase to offer up to $15.0 million of Nanophase securities, in the form of common stock or various types of debt securities, in the future. In August 2004, the Company withdrew its universal shelf offering due to unfavorable market conditions and the Company’s adequate cash position to cover expected growth through 2006. The Company incurred expenses in 2004 relating to the filing and subsequent withdrawal of its universal shelf offering of approximately $279,000. On September 8, 2003, the Company secured equity funding through a private placement offering with Grace Brothers, Ltd., its largest investor. The Company issued 453,001 shares of additional common stock at $4.415 per share and received gross proceeds of $2.0 million. Grace Brothers, Ltd. also had the right to purchase an additional 453,001 shares for an additional $2.0 million pursuant to the terms of a warrant issued in such private placement. In accordance with the terms of such private placement, on June 7, 2004, the Company filed a registration statement for such 453,001 shares and the additional 453,001 shares issuable upon exercise of the warrant which registration statement was declared effective on August 13, 2004. On September 2, 2004, Grace Brothers, Ltd. exercised its warrant rights to acquire 453,001 newly issued shares of common stock and the Company received $2 million in gross proceeds. On May 29, 2002, the Company secured equity funding through a private placement offering. The Company issued 1.37 million shares of additional common stock at $5.00 per share and received gross proceeds of $6.85 million. Net proceeds were approximately $6.2 million after commissions, legal, accounting and other costs. The Company intends to use the remaining proceeds from the foregoing offerings to fund expected growth in new markets as well as to provide for expanded working capital needs expected to arise as sales volume grows and pay existing debts.

In November 2000, the Company executed a three-year promissory note, held by the Company’s largest customer, in the amount of $1,293,895 for the construction of additional production capabilities at the Company’s Romeoville, Illinois facility. The outstanding balance of this note was $235,749 on September 30, 2005. The note bears interest at 8.45% per annum and is collateralized by certain powder coating, packaging, lab and related equipment. In May 2005, an amendment to this promissory note was executed for the purpose of extending the date when any unpaid balance will be due upon demand from June 1, 2005 to June 1, 2007. Management expects this debt to be fully paid during 2006.

The Company believes that cash from operations, the proceeds of the $1,597,420 loan from BYK-Chemie USA (subject to the restrictions on the use of such proceeds set forth in the Promissory Note evidencing such loan), and cash, cash equivalents and investments on hand and interest income thereon, will be adequate to fund the Company’s operating plans for the foreseeable future. The Company’s actual future capital requirements in 2005 and beyond will depend, however, on many factors, including customer acceptance of the Company’s current and potential nanocrystalline materials and product applications, continued progress in the Company’s research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand the Company’s manufacturing capabilities and to market and sell the Company’s materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with the Company’s existing customers. The Company expects that capital spending relating to currently known capital needs in 2005 will be approximately $500,000, but could be even greater due to the factors discussed above.

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

On September 30, 2005, the Company had a net operating loss carryforward of approximately $66.9 million for income tax purposes. Because the Company may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2005 and 2014. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, the Company has concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. On September 30, 2005, the Company also had a foreign tax credit carryforward of $156,000, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire in 2014, if not utilized before that date.

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

We have incurred net losses in each year since our inception with net losses of $5.16 million in 2002, $5.83 million in 2003 and $6.45 million in 2004. As of September 30, 2005, we had an accumulated deficit of approximately $56.2 million and presently expect to continue to incur losses on an annual basis through at least the end of 2005. We believe that our business depends, among other things, on our ability to significantly increase revenue. If revenue fails to grow at anticipated rates or if operating expenses increase without a commensurate increase in revenue, or if we fail to adjust operating expense levels accordingly, then the imbalance between revenue and operating expenses will negatively impact our cash balances and our ability to achieve profitability in future periods.

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

Revenue from BASF Corporation, Rohm and Haas Electronic Materials CMP, Inc. (formerly known as “Rodel”) and C.I. Kasei, a division of Itochu Corporation, accounted for approximately 89% of total revenue for the year ended December 31, 2004, and revenue to the same three customers accounted for approximately 94% of total revenue in 2003. For the years ended December 31, 2004 and 2003, BASF accounted for 70% and 61% of our total revenue, respectively. These three customers also represented a significant majority of total revenue for the nine months ended September 30, 2005, as described in Note 5 to the Financial Statements. If we were to lose, or receive significantly decreased orders from, any of these three customers, then our results of operations would be materially harmed. While our agreements with our three largest customers are long-term agreements, they may be terminated by the customer with reasonable notice and do not provide any guarantees that these customers will continue to buy our products. In addition, while our agreements with our three largest customers contain minimum order requirements, the only repercussion under the agreements for missing the minimum order requirement is that, after certain periods of time, we would be freed from the exclusivity obligations under these contracts.

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

We have established, and will continue to pursue, collaborative relationships with many of our customers and do not have a substantial direct sales force or an established distribution network (other than distribution arrangements for research samples). Through these relationships, we seek to develop new applications for our nanocrystalline materials and share development and manufacturing resources. We also seek to coordinate the development, manufacture and marketing of our nanocrystalline products. Future success will depend, in part, on our continued relationships with these customers and our ability to enter into similar collaborative relationships with other customers. Our customers may not continue in these collaborative development relationships, may not devote sufficient resources to the development or sale of our materials or may enter into collaborative development relationships with our competitors. These customers may also require a share of control of these collaborative programs. Some of our agreements with these customers limit our ability to license our technology to others and/or limit our ability to engage in certain product development or marketing activities. These relationships generally can be terminated unilaterally by customers.

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

Moreover, at times, attempts may be made to challenge the prior issuance of our patents. For example, the USPTO has granted a third-party request for re-examination with respect to one patent relating to one of our nanoparticle manufacturing processes. On September 7, 2005, our representatives conducted an interview with the Examiner assigned to the re-examination at the USPTO, resulting in the Examiner preparing an interview summary indicating that the Examiner agreed that all the issued claims were patentable. However, prior to the USPTO issuing a formal notice confirming patentability, the same third party filed a second request for re-examination of the patent. The second request is currently pending before the USPTO. While we will continue to vigorously defend our patent position, we may not be successful in maintaining the scope of the claims of this patent during re-examination. If our patent claims are narrowed substantially by the USPTO, the patent coverage afforded our nanoparticle manufacturing process could be impaired. While we would not expect such impairment to affect the value of our manufacturing trade secrets that have not been disclosed in the patent, it could impede the extent of our legal protection of the invention that is subject to this patent and potentially harm our business and operating results.

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

Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding warrants and options may be resold pursuant to currently effective registration statements. On November 2, 2005, there are:

•	15,814,309 shares of common stock that have been issued in registered offerings, upon the exercise of options under our equity incentive plan or in private placements and are freely tradable in the public markets,

•	1,476,535 shares of common stock that may be issued on the exercise of stock options outstanding and exercisable under our equity incentive plan;

•	906,002 shares of common stock that were issued pursuant to our September 8, 2003 private placement and the related warrant which was exercised on September 2, 2004. The resale of these shares has been registered pursuant to a Registration Statement on Form S-3 which was declared effective by the Securities and Exchange Commission on August 13, 2004; and

•	1,256,281 shares of common stock that were issued pursuant to our March 23, 2004 private placement and may be registered for resale after March 23, 2006 pursuant the terms of the Registration Rights Agreement executed in connection with this private placement.

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

As of November 2, 2005, Bradford T. Whitmore, together with his affiliates, Grace Brothers, Ltd. and Grace Investments, Ltd., beneficially owned approximately 19.9% of the outstanding shares of our common stock. As a result, he has significant influence on matters submitted to our stockholders for approval, including proposals regarding:

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 5. Other Information

On November 3, 2005, BYK-Chemie USA, a customer of Nanophase, loaned $1,597,420 to Nanophase pursuant to the terms of a Promissory Note dated effective October 24, 2005. The proceeds of the Promissory Note are to be used to buy, install and commission certain equipment which is then to be used for fulfillment of orders by BYK-Chemie USA and other uses. The outstanding principal balance of the Promissory Note is payable in three equal installments on January 30, 2009, April 30, 2009 and December 31, 2009. Interest accrues and is payable on a quarterly basis one year after the equipment referenced above is installed at the rate of 100 basis points over the average daily London Inter-Bank Offered Rate for the preceding quarter.

On October 18, 2005 Nanophase entered into a Lease Amendment amending its current lease for its facilities in Romeoville, Illinois, which, among other things, extended the term of such lease through December 31, 2015 (with the option to extend the term for two additional five year periods) and granted Nanophase an option to purchase such facility in certain instances.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits.

31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2 Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32    Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

B. Reports on Form 8-K.

On July 26, 2005, the Company furnished a Current Report on Form 8-K (as modified by a Form 8-K/A on July 27, 2005 to correct a typographical error) reporting under Items 2.02 and 9.01 that on July 26, 2005 it issued a press release announcing second quarter 2005 revenues.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: November 7, 2005	By:	/s/ JOSEPH E. CROSS
Joseph E. Cross President, Chief Executive Officer (principal executive officer) and a Director

Date: November 7, 2005	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski Chief Financial Officer (principal financial and chief accounting officer)