Form 10-Q
period 2006-03-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2006-05-09
CIK 883107

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2006

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

As of May 5, 2006, there were 18,004,264 shares outstanding of Common Stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED MARCH 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$579,938	$340,860
Investments	7,050,805	8,168,092
Trade accounts receivable, less allowance for doubtful accounts of $23,533 on March 31, 2006 and December 31, 2005	1,257,949	1,180,117
Inventories, net	697,395	801,217
Prepaid expenses and other current assets	418,678	414,363

Total current assets	10,004,765	10,904,649

Equipment and leasehold improvements, net	7,023,392	6,587,787
Other assets, net	592,358	680,908

	$17,620,515	$18,173,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debts	$60,154	$200,254
Current portion of deferred other revenue	85,135	56,757
Accounts payable	1,131,385	285,076
Accrued expenses	1,159,529	1,152,127

Total current liabilities	2,436,203	1,694,214

Long-term debt, less current maturities and unamortized debt discount	1,293,967	1,265,875
Deferred other revenue, less current portion	264,865	293,243

	1,558,832	1,559,118

Contingent liabilities:	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 18,004,264 and 17,976,592 shares issued and outstanding on March 31, 2006 and
December 31, 2005 respectively	180,043	179,766
Additional paid-in capital	72,556,332	72,307,887
Accumulated deficit	(59,110,895)	(57,567,641)

Total stockholders’ equity	13,625,480	14,920,012

	$17,620,515	$18,173,344

See Notes to Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2006	2005
Revenue:
Product revenue	$1,918,046	$1,526,304
Other revenue	87,522	87,078

Total revenue	2,005,568	1,613,382

Operating expense:
Cost of revenue	1,667,751	1,444,500
Research and development expense	547,146	494,439
Selling, general and administrative expense	1,387,454	1,143,144

Total operating expense	3,602,351	3,082,083

Loss from operations	(1,596,783)	(1,468,701)
Interest income	82,713	65,047
Interest expense	(31,224)	(11,899)
Other, net	2,040	13

Loss before provision for income taxes	(1,543,254)	(1,415,540)
Provision for income taxes	—	—

Net loss	$(1,543,254)	$(1,415,540)

Net loss per share-basic and diluted	$(0.09)	$(0.08)

Weighted average number of common shares outstanding	17,993,237	17,907,063

See Notes to Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,	Three months ended March 31,
	2006	2005
Operating activities:
Net loss	$(1,543,254)	$(1,415,540)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	307,724	320,779
Amortization of debt discount	28,092	—
Stock compensation expense	195,230	15,188
Allowance for excess inventory quantities	(245,464)	(329)
Equipment write-off	6,128	—
Patent write-off	111,162	—
Changes in assets and liabilities related to operations:
Trade accounts receivable	(217,932)	(353,019)
Other receivable	—	1,549
Inventories	349,286	16,373
Prepaid expenses and other assets	(4,315)	45,944
Accounts payable	371,521	157,991
Accrued liabilities	6,128	(4,131)

Net cash (used in) operating activities	(635,694)	(1,215,195)

Investing activities:
Acquisition of equipment and leasehold improvements	(279,475)	(182,415)
Acquisition of Patents	(30,653)	(23,974)
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	14,121	—
Purchases of investments	(20,211,959)	(63,327,887)
Sales of investments	21,329,246	64,843,186

Net cash provided by investing activities	821,280	1,308,910

Financing activities:
Principal payment on debt obligations, including capital leases	—	(5,505)
Proceeds from sale of common stock, net, and exercise of stock options	53,492	7,504

Net cash provided by financing activities	53,492	1,999

Increase in cash and cash equivalents	239,078	95,714
Cash and cash equivalents at beginning of period	340,860	475,185

Cash and cash equivalents at end of period	$579,938	$570,899

Supplemental cash flow information:
Interest paid	$3,132	$11,899

Supplemental non-cash investing and financing activities:
Accounts receivable paid through offset of long-term debt	$140,100	$119,045

Accounts payable incurred for the purchase of equipment and leasehold improvements	$460,667	$72,066

See Notes to Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (“Nanophase” or the “Company”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

(2) Description of Business

The Company was incorporated on November 30, 1989 for the purpose of developing nanocrystalline materials for commercial production and sale in domestic and international markets.

Nanophase Technologies is a nanocrystalline materials developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterials for use in a variety of diverse existing and developing markets: personal care, sunscreens, abrasion-resistant applications, antimicrobial products and a variety of polishing applications, including semiconductors and optics. New markets and applications are also being developed. The Company targets markets in which it feels practical solutions may be found using nanoengineered products. The Company works with leaders in these target markets to identify and supply their material and performance requirements.

The Company also recognizes regular other revenue from a technology license. This activity is not expected to drive the long-term growth of the business. License revenue is recognized as “other revenue” in the Company’s Statement of Operations, as they do not represent revenue directly from the Company’s Nanocrystalline materials.

(3) Inventories

Inventories consist of the following:

	March 31, 2006	December 31, 2005
Raw materials	$135,949	$498,144
Finished goods	907,322	894,413

	1,043,271	1,392,557
Allowance for excess inventory quantities	(345,876)	(591,340)

	$697,395	$801,217

(4) Share-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock option plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock option-based employee compensation cost was recognized in the Statement of Operations for the three months ended March 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Shared-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested on January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for the prior period have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006 the Company’s loss before provision for income taxes and net loss for the quarter ended March 31, 2006 was $115,305 lower than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the quarter ended March 31, 2006 would have been ($.08), if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of ($.09).

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123(R), the effect of forfeitures on the pro forma expense was recognized based on estimated forfeitures.

As of March 31, 2006, there was approximately $409,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 6.68 years.

The following table illustrates the effect on net income and earning per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plan presented on March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortize to expense over the option vesting periods.

March 31, 2005
Net Loss:
As reported	($1,415,540)

Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(117,893)

Pro forma net loss	($1,533,433)

Loss per share:

Basic - As reported	(0.08)

Basic – Pro forma	(0.09)

Diluted - As reported	(0.08)

Diluted – Pro forma	(0.09)

Employees Stock Options and Stock Grants

During the three months ended March 31, 2006, 21,186 shares of Common Stock were issued pursuant to option exercises compared to 17,370 shares in the same period in 2005. No options were granted to employees for the three months ended March 31, 2006 and 2005.

The following table summarizes the Company’s option activity for Nanophase Technologies Corporation employees and directors during the three months ended March 31, 2006:

Options	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding on January 1, 2006	1,740,347	$5.92
Granted	—	—
Exercised	(21,186)	$2.52
Forfeited or expired	(4,080)	$5.25

Outstanding on March 31, 2006	1,715,081	$5.96	4.96	$3,652,634

Exercisable on March 31, 2006	1,541,248	$5.98	4.51	$3,307,870

The aggregate intrinsic value in the table above is before income taxes, based on Nanophase’s closing stock price of $7.71 on the last business day for the period ended March 31, 2006.

During the three months ended March 31, 2006, the total intrinsic value of Nanophase stock options exercised was $57,015.

Restricted Stock

On January 3, 2006, the Company was to grant each outside director 1,081 shares of deferred common stock totaling 6,486 shares under the Company’s 2005 Non-Employee Director Restricted Stock Plan. However, each outside director elected to defer receipt of the restricted stock until the termination of their services to the Company. The deferral of restricted stock is being accounted for under the Company’s Non-Employee Director Deferred Compensation Plan. The fair value of the awards granted was $36,000 for the restricted share rights and is included in stock-based compensation expense for the period ending March 31, 2006 compared to $0 for the same period in 2005.

On September 27, 2005, the Company granted 33,333 shares of restricted stock rights at market value consisting of 16,666 restricted share rights and 16,667 performance share rights, respectively. The restricted share rights vest in lump sum or “cliff vest” on September 27, 2008, provided the grantee has not terminated service prior to the vesting date. The performance share rights also vest in lump sum or “cliff vest” on January 30, 2009 provided a certain performance goal or milestone is achieved on or before January 30, 2009 and the grantee has not terminated service prior to January 30, 2009. The fair value of the awards granted was $7,571 for the restricted share rights and $10,529 for the performance share rights totaling $18,100 in stock-based compensation expense for the period ending March 31, 2006.

On October 11, 2004, the Company granted 33,333 shares of restricted stock rights at market value consisting of 16,666 restricted share rights and 16,667 performance share rights, respectively. The restricted share rights vest in lump sum or “cliff vest” on October 30, 2007, provided the grantee has not terminated service prior to the vesting date. The performance share rights also vest in lump sum or “cliff vest” upon achievement of certain performance goals or milestones on or before October 30, 2007, provided the grantee has not terminated service prior to the vesting date. The fair value of the awards granted was $6,850 and $7,473 for the restricted share rights and $18,975 and $7,715 for the performance share rights totaling $25,825 and $15,188 in stock-based compensation expense for the period ending March 31, 2006 and 2005, respectively.

(5) Significant Customers and Contingencies

Revenue from three customers constituted approximately 80%, 6% and 6%, respectively, of the Company’s total revenue for the three months ended March 31, 2006. Amounts included in accounts receivable on March 31, 2006 relating to these three customers were approximately $711,000, $124,000 and $113,000, respectively. Revenue from these three customers constituted approximately 87%, 0% and 0% respectively, of the Company’s total revenue for the three months ended March 31, 2005. Amounts included in accounts receivable on March 31, 2005 relating to these three customers were approximately $641,000, $0 and $0, respectively.

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

(6) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $204,000 and $111,000 for the three months ended March 31, 2006 and 2005, respectively. As part of its revenue from international sources, the Company recognized approximately $125,000 in product revenue from several German companies and $75,000 in other revenue from a technology license fee from its Japanese licensee for the three months ended March 31, 2006. Revenue from these same international sources approximated $14,000 and $81,000 (which included some purchased supplies) for the same period in 2005.

The Company’s operations comprise a single business segment and all of the Company’s long-lived assets are located within the United States.

(7) Administrative Actions

On February 23, 2004, an unidentified party filed a Petition to Request a Reexamination of US Patent No. 6,669,823 B1 in the U.S. Patent and Trademark Office, or USPTO. US Patent No. 6,669,823 B1 relates to certain parts of one of the Company’s nanoparticle manufacturing processes, NanoArc Synthesis. The Company subsequently received notice that the USPTO had granted the Request for Reexamination. The reexamination process is provided for by law and requires the USPTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the USPTO. On September 7, 2005, the Company’s representatives conducted an interview with the Examiner assigned to the Reexamination at the USPTO, resulting in the Examiner preparing an interview summary indicating that the Examiner agreed all the issued claims were patentable. A response, including further remarks about the interview and two new claims, was submitted shortly thereafter. However, prior to the USPTO issuing a formal notice confirming patentability, the same unidentified party referenced above filed a second Petition to Request Reexamination of the patent. Although the second Petition was denied, an amendment to all patent claims was made. The same unidentified party has now filed a third Request for Reexamination, which the USPTO granted. It is not feasible to predict whether the Company ultimately will succeed in maintaining all the claims of this patent during reexamination. If the patent claims in this patent ultimately are narrowed substantially by the USPTO, the patent coverage afforded to certain parts of the Company’s NanoArc Synthesis nanoparticle manufacturing process could be impaired, which could impede the extent of Nanophase’s legal protection of the invention that is subject to this patent and potentially harm its business and operating results.

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

From its inception in November 1989 through December 31, 1996, the Company was in the development stage. During that period, the Company primarily focused on the development of its manufacturing processes in order to transition from laboratory-scale to commercial-scale production. As a result, the Company developed an operating capacity to produce significant quantities of its nanocrystalline materials for commercial sale. The Company was also engaged in the development of commercial applications and formulations and the recruiting of marketing, technical and administrative personnel. Since January 1, 1997, the Company has been engaged in commercial production and sales of its nanocrystalline materials, and the Company no longer considers itself in the development stage. From inception through March 31, 2006, the Company was primarily capitalized through the private offering of approximately $32.0 million of equity securities prior to its initial public offering, its initial public offering of $28.8 million of common stock in November of 1997, its private offering of $6.2 million of common stock in May of 2002, its private offering of $1.95 million of common stock in September of 2003, its equity investment of $9.2 million in March 2004 and its private offering of $1.95 million of common stock in September of 2004 (through the conversion of warrants that were attached to its September 2003 offering), each net of issuance costs. The Company has incurred cumulative losses of $59.1 million from inception through March 31, 2006.

Results of Operations

Total revenue increased to $2,005,568 for the three months ended March 31, 2006, compared to $1,613,382 for the same period in 2005. A substantial majority of the Company’s revenue for the three months ended March 31, 2006 is from the Company’s largest customer. See Note 5 to the Financial Statements for additional information regarding the revenue the Company derived from this customer in the first quarter of 2006. Product revenue increased to $1,918,046 for the three months ended March 31, 2006, compared to $1,526,304 for the same period in 2005. The increase in product revenue was primarily attributed to increased sales of sunscreen and personal care materials to BASF, the Company’s largest customer, increased sales of CMP materials to Rohm and Haas Electronic Materials CMP, Inc. (“RHEM,” formerly known as Rodel, Inc.) and a new customer for application in medical devices. The Company and its largest customer currently have a technology agreement in place that has led to the joint development of the second generation of sunscreen nanomaterials for other potential personal care applications. Management anticipates the launch of one or more new sunscreen or personal care applications in the near future, with related revenue to begin building in 2006.

Other revenue increased to $87,522 for the three months ended March 31, 2006, compared to $87,078 for the same period in 2005. This increase was primarily attributed to increased shipping revenue partially offset by decreases in purchased supplies.

The majority of the total revenue generated during the period ended March 31, 2006 was from the Company’s largest customer in the healthcare (sunscreens) market as described above.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $1,667,751 for the three months ended March 31, 2006, compared to $1,444,500 for the same period in 2005. The increase in cost of revenue was generally attributed to increased revenue volume and the Company’s continued efficiencies in reducing its variable manufacturing costs on nanomaterials. Improvements to gross margins were primarily due to increased revenue volume, favorable product mix and the completion of a series of process improvements that increased PVS reactor output by 38% in conjunction with a re-engineering program that had reduced the expected operational labor cost by 24% on high volume PVS-produced nanomaterials. Nanophase expects to maintain an aggressive schedule for new nanomaterial development, primarily using its NanoArc™ synthesis and dispersion technologies, for targeted applications and new markets throughout 2006. At current revenue levels the Company has generated a modest positive gross margin. The Company’s margins have been impeded by not having enough revenue to absorb the manufacturing overhead that is required to work with current customers and the new ones the Company expects to have. Management believes that the current fixed manufacturing cost structure is sufficient to support significantly higher levels of production and resultant product revenue. The extent to which the Company’s margins remain positive, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume and the Company’s ability to continue to cut costs. As product revenue volume increases, this will result in more of the Company’s fixed manufacturing costs being absorbed, leading to increased margins. The Company expects to continue reducing its variable product manufacturing costs in 2006 but may or may not continue to operate at a positive gross margin in 2006, dependent upon the factors discussed above.

Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with the Company’s development or acquisition of new product applications and coating formulations and the cost of enhancing the Company’s manufacturing processes. The May 2005 roll-out of BASF’s new sunscreen was an example of this work. In another example, the Company has been and continues to be engaged in research to enhance its ability to disperse its material in a variety of organic and inorganic media for use as coatings and polishing materials. Much of this work has led to new potential products for use by Altana. Now that the Company has demonstrated the capability to produce pilot quantities of mixed-metal oxides in a single crystal phase, the Company does not expect development of further variations on these materials to present material technological challenges. Many of these materials exhibit performance characteristics that can enable them to serve in various catalytic applications. This development has been driven largely by customer demand. Management is now working on several related commercial applications. The Company expects that this technique should not be difficult to scale to large quantity commercial volumes once application viability and firm demand are established. The Company also has an ongoing advanced engineering effort that is primarily focused on the development of new nanomaterials as well as the refinement of existing nanomaterials. The Company is not certain when or if any significant revenue will be generated from the production of the materials described above. Research and development expense increased to $547,146 for the three months ended March 31, 2006, compared to $494,439 for the same period in 2005. The increase in research and development expense was largely attributed to stock compensation expense (non-cash), outside testing and salary expenses. These increases were partially offset by decreased materials and supplies expense. The Company does not expect research and development expense to increase significantly in 2006.

Selling, general and administrative expense increased to $1,387,454 for the three month period ended March 31, 2006, compared to $1,143,144 for the same period in 2005. The net increase was primarily attributed to increases in patent abandonment, stock compensation expense (non-cash) and legal fees. These increases were partially offset by decreases in audit fees, directors and officers insurance and consulting fees.

Interest income increased to $82,713 for the three month period ended March 31, 2006, compared to $65,047 for the same period in 2005. This increase was primarily due to increased investment yields.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and investments amounted to $7,630,743 on March 31, 2006, compared to $8,508,952 on December 31, 2005. The net cash used in the Company’s operating activities was $635,694 for the three months ended March 31, 2006, compared to $1,215,195 for the same period in 2005. Net cash provided by investing activities, which is due to maturities of securities and to a lesser extent capital expenditures offset partially by purchases of securities, amounted to $821,280 for the three months ended March 31, 2006 compared to $1,308,910 for the same period in 2005. Capital expenditures amounted to $279,475 and $182,415 for the three months ended March 31, 2006 and 2005, respectively. During the second quarter in 2005 the Company completed implementation of a PVS process innovation started in late 2003, within the current capital budget, that has increased PVS reactor output by approximately 38% in conjunction with a re-engineering program that had reduced the expected operational labor cost by 24% on high volume PVS-produced nanomaterials. The Company expects that this innovation should result in the need for less future capital as the Company’s PVS reactor-produced business grows. Currently, all sunscreen and personal care nanomaterials are manufactured via the PVS process. Net cash provided by financing activities is due to the issuance of shares of common stock pursuant to the exercise of options amounting, in total, to $53,492 for the three months ended March 31, 2006 compared to $1,999 for the same period in 2005.

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

The Company’s supply agreement with its largest customer contains several financial covenants which could potentially impact the Company’s liquidity. The most restrictive financial covenants under this agreement require the Company to maintain a minimum of $2.0 million in cash, cash equivalents and investments and that the Company not have the acceleration of any debt maturity having a principal amount of more than $10,000,000, in order to avoid triggering a transfer of technology and equipment to the Company’s largest customer. The Company had approximately $7.6 million in cash, cash equivalents and investments and debt net of unamortized debt discount of less than $1.4 million on March 31, 2006. This supply agreement and its covenants are more fully described in Note 5 to the Company’s Financial Statements. See “Risk Factors—We may need to raise additional capital in the future”.

In November 2000, the Company executed a three-year promissory note, held by the Company’s largest customer, in the amount of $1,293,895 for the construction of additional production capabilities at the Company’s Romeoville, Illinois facility. The outstanding balance of this note was $60,154 on March 31, 2006. The note bears interest at 8.45% per annum and is collateralized by certain powder coating, packaging, lab and related equipment. In May 2005, an amendment to this promissory note was executed for the purpose of extending the date when any unpaid balance will be due upon demand from June 1, 2005 to June 1, 2007. Management expects this debt to be fully paid in the second quarter in 2006.

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

On March 31, 2006, the Company had a net operating loss carryforward of approximately $59.1 million for income tax purposes. Because the Company may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2006 and 2025. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, the Company has concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. On March 31, 2006, the Company also had a foreign tax credit carryforward of $156,000, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire in 2014, if not utilized before that date.

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

We have incurred net losses in each year since our inception with net losses of $5.83 million in 2003, $6.45 million in 2004 and $5.38 million in 2005. As of March 31, 2006, we had an accumulated deficit of approximately $59.1 million and presently expect to continue to incur losses on an annual basis through at least the end of 2006. We believe that our business depends, among other things, on our ability to significantly increase revenue. If revenue fails to grow at anticipated rates or if operating expenses increase without a commensurate increase in revenue, or if we fail to adjust operating expense levels accordingly, then the imbalance between revenue and operating expenses will negatively impact our cash balances and our ability to achieve profitability in future periods.

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

Revenue from BASF Corporation, Rohm and Haas Electronic Materials CMP, Inc. (formerly known as “Rodel”) and C.I. Kasei, a division of Itochu Corporation, accounted for approximately 83% of total revenue for the year ended December 31, 2005, and revenue to the same three customers accounted for approximately 89% of total revenue in 2004. For the years ended December 31, 2005 and 2004, BASF accounted for 66% and 70% of our total revenue, respectively. BASF and Rohm and Haas Electronic Materials CMP, Inc. represented a significant majority of total revenue for the three months ended March 31, 2006, as described in Note 5 to the Financial Statements. If we were to lose, or receive significantly decreased orders from, any of these two customers, then our results of operations would be materially harmed. While our agreements with our two largest customers are long-term agreements, they may be terminated by the customer with reasonable notice and do not provide any guarantees that these customers will continue to buy our products. In addition, while our agreements with our two largest customers contain minimum order requirements, the only repercussion under the agreements for missing the minimum order requirement is that we would be freed from the exclusivity obligations under these contracts.

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

We depend on collaborative development relationships with our customers and do not have a substantial direct sales force or an established distribution network apart from the distribution networks of our strategic partners. If we are unable to initiate or sustain such collaborative relationships or if the terms of these relationships limit the distribution of our products or if our strategic partners are unable distribute our products efficiently, then we may be unable to independently develop, manufacture or market our current and future nanocrystalline materials or applications.

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

Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding warrants and options may be resold pursuant to currently effective registration statements. As of April 28, 2006 there are:

•	15,841,981 shares of common stock that have been issued in registered offerings, upon the exercise of options under our equity incentive plan or in private placements and are freely tradable in the public markets,

•	1,541,248 shares of common stock that may be issued on the exercise of stock options outstanding and exercisable under our equity incentive plan;

•	906,002 shares of common stock that were issued pursuant to our September 8, 2003 private placement and the related warrant which was exercised on September 2, 2004. The resale of these shares has been registered pursuant to a Registration Statement on Form S-3 which was declared effective by the Securities and Exchange Commission on August 13, 2004; and

•	1,256,281 shares of common stock that were issued pursuant to our March 23, 2004 private placement and may be registered for resale after March 23, 2006 pursuant the terms of the Registration Rights Agreement executed in connection with this private placement.

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

As of April 28, 2006, Bradford T. Whitmore, together with his affiliates, Grace Brothers, Ltd. and Grace Investments, Ltd., beneficially owned approximately 19.8% of the outstanding shares of our common stock. As a result, he has significant influence on matters submitted to our stockholders for approval, including proposals regarding:

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

On January 9, 2006, the Company furnished a Current Report on Form 8-K reporting under Items 8.01 and 9.01 that on January 3, 2006 the Company granted shares of common stock to non-employee members of the Company’s board of directors under the Company’s 2005 Non-Employee Director Restricted Stock Plan. Such shares are vested immediately but subject to certain transfer restrictions. Pursuant to a non-material amendment to such plan, all of the non-employee directors have elected to defer receipt of such shares which deferral will be accounted for under Company’s Non-Employee Director Deferred Compensation Plan. The deferred shares become payable upon such directors’ termination of service as a director of the Company.

On January 18, 2006, the Company furnished a Current Report on Form 8-K reporting under Items 2.02 and 9.01 that on January 10, 2006 it issued a press release announcing preliminary financial results for the quarter ended December 31, 2005.

On March 9, 2006, the Company furnished a Current Report on Form 8-K reporting under Items 1.01 and 9.01 that on March 3, 2006 the Company entered into a Supply Agreement with Roche Diagnostics GmbH pursuant to which the Company will supply certain nanoparticles for a medical diagnostics application through 2014.

On March 9, 2006, the Company furnished a Current Report on Form 8-K reporting under Items 2.02 and 9.01 that on March 9, 2006 it issued a press release announcing financial results for the annual fiscal period ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: May 9, 2006	By:	/s/ JOSEPH E. CROSS
Joseph E. Cross
President, Chief Executive Officer (principal executive officer) and a Director

Date: May 9, 2006	By:	/s/ JESS JANKOWSKI
Jess Jankowski
Chief Financial Officer (principal financial and chief accounting officer)