Form 10-Q
period 2006-06-30
NANOPHASE TECHNOLOGIES CORPORATION
filed 2006-08-08
CIK 883107

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2006
Commission File Number: 0-22333
Nanophase Technologies Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3687863 (I.R.S. Employer Identification No.)
1319 Marquette Drive, Romeoville, Illinois 60446
(Address of principal executive offices, and zip code)
Registrant’s telephone number, including area code: (630) 771-6708
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12B-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                     Accelerated filer ☑                      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 1, 2006, there were 18,033,345 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION
QUARTER ENDED JUNE 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NANOPHASE TECHNOLOGIES CORPORATION
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$542,962	$340,860
Investments	5,625,574	8,168,092
Trade accounts receivable, less allowance for doubtful accounts of $22,195 and $23,533 on June 30, 2006 and December 31, 2005, respectively	957,260	1,180,117
Inventories, net	883,771	801,217
Prepaid expenses and other current assets	344,692	414,363

Total current assets	8,354,259	10,904,649

Equipment and leasehold improvements, net	7,570,040	6,587,787
Other assets, net	621,344	680,908

	$16,545,643	$18,173,344

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$200,254
Current portion of deferred other revenue	113,514	56,757
Current portion of capital lease obligations	31,527	—
Accounts payable	850,028	285,076
Accrued expenses	1,315,111	1,152,127

Total current liabilities	2,310,180	1,694,214

Long-term debt, less current maturities and unamortized debt discount	1,323,001	1,265,875
Long-term portion of capital lease obligations	67,408	—
Deferred other revenue, less current portion	236,486	293,243

	1,626,895	1,559,118

Contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 18,009,348 and 17,976,592 shares issued and outstanding on June 30, 2006 and December 31, 2005, respectively	180,093	179,766
Additional paid-in capital	72,678,360	72,307,887
Accumulated deficit	(60,249,885)	(57,567,641)

Total stockholders’ equity	12,608,568	14,920,012

	$16,545,643	$18,173,344

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue:
Product revenue, net	$2,298,315	$1,999,456	$4,216,362	$3,525,760
Other revenue	92,587	85,269	180,109	172,347

Net revenue	2,390,902	2,084,725	4,396,471	3,698,107

Operating expense:
Cost of revenue	1,846,678	1,594,264	3,514,429	3,038,764
Research and development expense	487,133	476,241	1,034,279	970,680
Selling, general and administrative expense	1,241,403	1,194,192	2,628,857	2,337,336

Total operating expense	3,575,214	3,264,697	7,177,565	6,346,780

Loss from operations	(1,184,312)	(1,179,972)	(2,781,094)	(2,648,673)
Interest income	74,769	71,370	157,482	136,417
Interest expense	(30,391)	(8,814)	(61,615)	(20,713)
Other, net	943	29,453	2,983	29,466

Loss before provision for income taxes	(1,138,991)	(1,087,963)	(2,682,244)	(2,503,503)
Provisions for income taxes	—	—	—	—

Net loss	$(1,138,991)	$(1,087,963)	$(2,682,244)	$(2,503,503)

Net loss per share — basic and diluted	$(0.06)	$(0.06)	$(0.15)	$(0.14)

Weighted average number of common shares outstanding	18,009,155	17,913,818	18,001,238	17,910,459

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2006	2005
Operating activities:
Net loss	$(2,682,244)	$(2,503,503)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	613,251	639,993
Amortization of debt discount	57,125	—
Stock compensation expense	325,646	28,034
Allowance for excess inventory quantities	(245,464)	(1,736)
Equipment write-off	6,128	13,163
Patent write-off	111,162	—
Changes in assets and liabilities related to operations:
Trade accounts receivable	22,603	(917,356)
Other receivable	—	3,498
Inventories	162,910	638
Prepaid expenses and other assets	69,671	(4,222)
Accounts payable	401,406	280,554
Accrued liabilities	160,418	65,526

Net cash (used in) operating activities	(997,388)	(2,395,411)

Investing activities:
Acquisition of equipment and leasehold improvements	(1,433,168)	(282,488)
Acquisition of Patents	(68,070)	(65,197)
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	14,121	—
Purchases of investments	(39,626,957)	(109,769,600)
Sales of investments	42,169,475	112,413,572

Net cash provided by investing activities	1,055,401	2,296,287

Financing activities:
Principal payment on debt obligations, including capital leases	(3,665)	(10,321)
Proceeds from borrowings	102,600	—
Proceeds from sale of common stock, net, and exercise of stock options	45,154	36,784

Net cash provided by financing activities	144,089	26,463

Increase (decrease) in cash and cash equivalents	202,102	(72,661)
Cash and cash equivalents at beginning of period	340,860	475,185

Cash and cash equivalents at end of period	$542,962	$402,524

Supplemental cash flow information:
Interest paid	$4,490	$20,713

Supplemental non-cash investing activities:
Accounts receivable paid through offset of long-term debt	$200,254	$238,342

Accounts payable incurred for the purchase of equipment and leasehold improvements	$149,425	$76,217

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
     The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (the “Company”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
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
(3) Inventories
     Inventories consist of the following:

	June 30, 2006	December 31, 2005
Raw materials	$227,669	$498,144
Finished goods	1,001,978	894,413

	1,229,647	1,392,557
Allowance for excess inventory quantities	(345,876)	(591,340)

	$883,771	$801,217

NANOPHASE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS – (Continued)
(Unaudited)
(4) Share-Based Compensation
     Prior to January 1, 2006, the Company accounted for its stock option plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock option-based employee compensation cost was recognized in the Statement of Operations for the three or six months ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Shared-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the three and six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested on January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for the prior period have not been restated.
     As a result of adopting Statement 123(R) on January 1, 2006 the Company’s loss before provision for income taxes and net loss for the three and six months ended June 30, 2006 were $67,093 and $182,398 greater than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three and six months ended June 30, 2006 would have been ($.06) and ($.14), if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of ($.06) and ($.15) respectively.
     Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123(R), the effect of forfeitures on the pro forma expense was recognized based on estimated forfeitures.
     As of June 30, 2006, there was approximately $376,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 8.78 years.
     The following table illustrates the effect on net income and earning per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plan presented on June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortize to expense over the option vesting periods.

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005
Net Loss:
As reported	($1,087,963)	($2,503,503)

Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(116,112)	(234,005)

Pro forma net loss	($1,204,075)	($2,737,508)

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005
Loss per share:

Basic — As reported	(0.06)	(0.14)

Basic – Pro forma	(0.07)	(0.15)

Diluted — As reported	(0.06)	(0.14)

Diluted – Pro forma	(0.07)	(0.15)
Employees Stock Options and Stock Grants
     During the six months ended June 30, 2006, 21,386 shares of Common Stock were issued pursuant to option exercises compared to 25,370 shares in the same period in 2005. No options were granted to employees for the six months ended June 30, 2006 and 2005.
     The following table summarizes the Company’s option activity for Nanophase Technologies Corporation employees and directors during the six months ended June 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price per	Term	Intrinsic
Options	Shares	Share	(years)	Value
Outstanding on January 1, 2006	1,744,232	$5.92
Granted	—	—
Exercised	(21,386)	$2.54
Forfeited or expired	(4,080)	$5.25

Outstanding on June 30, 2006	1,718,766	$5.96	4.70	$3,049,260

Exercisable on June 30, 2006	1,548,268	$5.98	4.25	$2,807,571
     The aggregate intrinsic value in the table above is before income taxes, based on Nanophase’s closing stock price of $7.24 on the last business day for the period ended June 30, 2006.
     During the three and six months ended June 30, 2006, the total intrinsic value of Nanophase stock options exercised was $690 and $111,196, respectively.
Restricted Stock
     On April 3, 2006, the Company was to grant each outside director 814 shares of deferred common stock totaling 4,884 shares under the Company’s 2005 Non-Employee Director Restricted Stock Plan. However, each outside director elected to defer receipt of the restricted stock until the termination of their services to the Company. The deferral of restricted stock is being accounted for under the Company’s Non-Employee Director Deferred Compensation Plan. The fair value of the awards granted was $36,000 for the restricted share rights and is included in stock-based compensation expense for the three months ending June 30, 2006 compared to $0 for the same period in 2005.
     In September 2005 and October 2004, the Company granted a total of 66,666 shares of restricted stock at market value consisting of 33,332 restricted share rights and 33,334 performance share rights, respectively. For the three and six months ended June 30, 2006, the stock-based compensation expense was $14,581 and $29,002 for the restricted share rights compared to $7,556 and $15,029 for the same periods in 2005. For the three and six months ended June 30, 2006, the stock-based compensation expense was $12,742 and $42,246 for the performance share rights compared to $5,290 and $13,005 for the same periods in 2005.
(5) Significant Customers and Contingencies
     Revenue from three customers constituted approximately 59%, 23% and 8% for the three months ended June 30, 2006, compared to 69%, 12% and 7% of the Company’s total revenue for the six months ended June 30, 2006. Amounts included in accounts receivable at June 30, 2006 relating to these three customers were approximately $435,000, $161,000 and $180,000, respectively. Revenue from these three customers constituted approximately 69%, 1% and 5% of the Company’s total revenue for the three months ended June 30, 2005, compared to 77%, 2% and 3% for the six months ended June 30, 2005. Amounts included in accounts receivable at June 30, 2005 relating to these three customers were approximately $848,000, $29,000 and $95,000, respectively.
     The Company currently has supply agreements with BASF Corporation (“BASF”), the Company’s largest customer, and Rohm and Haas Electronic Materials CMP, Inc. (“RHEM”), that have contingencies outlined in them which could potentially result in the license of technology and/or the sale of production equipment, providing capacity sufficient to meet the customer’s production needs, from the Company to the customer, if triggered by the Company’s failure to meet certain performance requirements and/or certain financial condition covenants. The financial condition covenants in one of the Company’s supply agreement with its largest customer, as amended, “triggers” a technology transfer (license or, optionally, an equipment sale) in the event (a) that earnings of the Company for a twelve month period ending with its most recently published quarterly financial statements are less than zero and its cash, cash equivalents and investments are less than $2,000,000, (b) of an acceleration of any debt maturity having a principal amount of more than $10,000,000, or (c) of the Company’s insolvency, as further defined within the agreement. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at 115% of the equipment’s net book value. Under another of the Company’s supply agreements with BASF, upon the Company’s breach of its contractual obligations to BASF, the Company would be required to sell BASF certain production equipment at the greater of 30% of the original book value of such equipment, and any associated upgrades to it, or 115% of the equipment’s net book value.
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
(6) Business Segmentation and Geographical Distribution
     Revenue from international sources approximated $319,000 and $586,000 for the six months ended June 30, 2006 and 2005, respectively. As part of its revenue from international sources, the Company recognized approximately $156,000 in product revenue from several German companies and $150,000 in other revenue from a technology license fee from its Japanese licensee for the six months ended June 30, 2006 compared to $402,000 and $150,000 for the same period in 2005, respectively.
     The Company’s operations comprise a single business segment and all of the Company’s long-lived assets are located within the United States.
(7) Administrative Actions
     In February 2004, an unidentified party filed a Petition to Request a Reexamination of US Patent No. 6,669,823 B1 in the U.S. Patent and Trademark Office, or USPTO. US Patent No. 6,669,823 B1 relates to certain parts of one of the Company’s nanoparticle manufacturing processes, NanoArc Synthesis. The Company subsequently received notice that the USPTO had granted the Request for Reexamination. The reexamination process is provided for by law and requires the USPTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the USPTO. On September 7, 2005, the Company’s representatives conducted an interview with the Examiner assigned to the Reexamination at the USPTO, resulting in the Examiner preparing an interview summary indicating that the Examiner agreed all the issued claims were patentable. A response, including further remarks about the interview and two new claims, was submitted shortly thereafter. However, prior to the USPTO issuing a formal notice confirming patentability, the same unidentified party referenced above filed a second Petition to Request Reexamination of the patent. Although the second Petition was denied, an amendment to all patent claims was made. The same unidentified party subsequently filed a third Request for Reexamination, which the USPTO granted and to which the Company has responded. It is not feasible to predict whether the Company ultimately will succeed in maintaining all the claims of this patent during reexamination. If the patent claims in this patent ultimately are narrowed substantially by the USPTO, the patent coverage afforded to certain parts of the Company’s NanoArc Synthesis nanoparticle manufacturing process could be impaired. While the Company intends to vigorously defend its patent protection against such claims, it does not believe that these patent claims pose a risk of material harm to he Company’s business prospects or competitive positions. If the scope of the Company’s claims protected by the patent in question were ultimately reduced through the pending re-examination proceedings before the USPTO, the Company would still continue to be able to conduct its business as currently conducted, including the use of the technology that is the subject of the patented claims. A reduction in the scope of the claims protected by the Company’s patent in question would limit the Company’s ability to assert infringement claims and suits against other parties using the same or sufficiently similar technology. The Company believes that while patent protection is a valuable asset, a reduction in the scope of the claims protected by the Company’s patent in question would not materially alter the competitive environment in which the Company operates or result in a material loss.
(8) New Accounting Pronouncement
     In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 developed a two-step process to evaluate a tax position and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Management has not yet determined the impact that adoption will have on the Company’s financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Nanophase Technologies is a nanocrystalline materials developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterials for use in a variety of diverse markets: sunscreens, personal care, abrasion-resistant applications, antimicrobial products and a variety of polishing applications, including semiconductors and optics. The Company targets markets in which it feels practical solutions may be found using nanoengineered products. The Company works closely with leaders in these target markets to identify their material and performance requirements. Newer developed technologies have made certain new products possible and opened potential new markets. With the commercialization of the Company’s NanoArc™ synthesis and new dispersion technologies in 2002, and the expansion of these capabilities in 2003 and 2004, Nanophase is focusing on penetrating the chemical-mechanical-planarization (“CMP”) and fine polishing markets. CMP is the process of polishing various types of integrated circuits or chips to be used in various commercial electronics applications. Management believes that the Company’s inroads in the CMP and fine polishing markets would have been very difficult without the Company being able to produce its materials to exacting specifications verified by in-house and customer-based testing. Management expects growth in end-user (customers of Nanophase’s customers) adoption in 2006 and revenue growth to continue in 2006 in both of these areas. Additionally, the Company feels that its exclusive relationship with Altana Chemie (“Altana”), a global ingredients supplier to various coatings industries, will lead to growth in several of its abrasion-resistant applications in the marketplace. Management expects this relationship to continue to develop in 2006. In May of 2005, BASF announced the introduction of a new coated sunscreen material. This material incorporated a new coating developed by Nanophase which, management believes, should help to expand sales in the European and Asian markets with revenues beginning in late 2006 and expected to expand in 2007.
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
     From its inception in November 1989 through December 1996, the Company was in the development stage. During that period, the Company primarily focused on the development of its manufacturing processes in order to transition from laboratory-scale to commercial-scale production. As a result, the Company developed an operating capacity to produce significant quantities of its nanocrystalline materials for commercial sale. The Company was also engaged in the development of commercial applications and formulations and the recruiting of marketing, technical and administrative personnel. Since January 1997, the Company has been engaged in commercial production and sales of its nanocrystalline materials, and the Company no longer considers itself in the development stage. From inception through June 30, 2006, the Company was primarily capitalized through the private offering of approximately $32.0 million of equity securities prior to its initial public offering, its initial public offering of $28.8 million of common stock in November 1997, its private offering of $6.2 million of common stock in May of 2002, its private offering of $1.95 million of common stock in September of

2003, its equity investment of $9.2 million in March 2004 and its private offering of $1.95 million of common stock in September of 2004 (through the conversion of warrants that were attached to its September 2003 offering), each net of issuance costs. The Company has incurred cumulative losses of $60.2 million from inception through June 30, 2006.
Results of Operations
     Total revenue increased to $2,390,902 and $4,396,471 for the three and six months ended June 30, 2006, compared to $2,084,725 and $3,698,107 for the same periods in 2005. A substantial majority of the Company’s revenue for the three and six month periods ended June 30, 2006 is from the Company’s largest customer. See Note 5 to the Financial Statements for additional information regarding the revenue the Company derived from this customer for the three and six month periods ended June 30, 2006. Product revenue increased to $2,298,315 and $4,216,362 for the three and six months ended June 30, 2006, compared to $1,999,456 and $3,525,760 for the same periods in 2005. The increase in product revenue was primarily attributed to increased sales to a new significant customer in architectural coatings, increased sales of CMP materials to Rohm and Haas Electronic Materials CMP, Inc. (“RHEM,” formerly known as Rodel, Inc.) and increased sales of sunscreen and personal care materials to BASF, the Company’s largest customer. The Company and BASF currently have a technology agreement in place that has led to the joint development of the second generation of sunscreen nanomaterials for other potential personal care applications. Management anticipates the launch of one or more new sunscreen or personal care applications this year, with related revenue to begin building in late 2006.
     Other revenue increased to $92,587 and $180,109 for the three and six months ended June 30, 2006, compared to $85,269 and $172,347 for the same periods in 2005. This increase was primarily attributed to increased shipping revenue partially offset by decreases in purchased supplies.
     The majority of the total revenue generated during the period ended June 30, 2006 was from the Company’s largest customer in the healthcare (sunscreens) market and its new significant customer (2006‘s second largest customer thus far) for application in architectural coatings as described above.
     Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $1,846,678 and $3,514,429 for the three and six months ended June 30, 2006, compared to $1,594,264 and $3,038,764 for the same periods in 2005. The increase in cost of revenue was generally attributed to increased revenue volume and was partially offset by the Company’s continued efficiencies in reducing its variable manufacturing costs on nanomaterials. Improvements to gross margins were primarily due to increased revenue volume, favorable product mix and the completion of a series of process improvements that increased PVS reactor output by 38% in conjunction with a re-engineering program that had reduced the expected operational labor cost by 24% on high volume PVS-produced nanomaterials in 2005. These gains were somewhat offset by increases in commodity metal prices, a major component of the Company’s raw material costs. Nanophase expects to maintain an aggressive schedule for new nanomaterial development, primarily using its NanoArc™ synthesis and dispersion technologies, for targeted applications and new markets throughout 2006. At current revenue levels the Company has generated a modest positive gross margin. The Company’s margins have been impeded by not having enough revenue to absorb the manufacturing overhead that is required to work with current customers and the new ones the Company expects to have. Management believes that the current fixed manufacturing cost structure is sufficient to support significantly higher levels of production and resultant product revenue. The extent to which the Company’s margins remain positive, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, the Company’s ability to continue to cut costs and the Company’s ability to pass market raw materials increases on to its customers (See Risk Factors Regarding Commodity Metal Prices). As product revenue volume increases, this will result in more of the Company’s fixed manufacturing costs being absorbed, leading to increased margins. The Company expects to continue reducing its variable product manufacturing costs in 2006 but may or may not continue to operate at a positive gross margin in 2006, dependent upon the factors discussed above.
     Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with the Company’s development or acquisition of new product applications and coating formulations and the cost of enhancing the Company’s manufacturing processes. The May 2005 development of BASF’s new sunscreen was an example of this work. In another example, the Company has been and continues to be engaged in research to enhance its ability to disperse its material in a variety of organic and inorganic media for use as coatings and polishing materials. Much of this work has led to new potential products for use by Altana. Now that the Company has demonstrated the capability to produce pilot quantities of mixed-metal oxides in a single crystal phase, the Company does not expect development of further variations on these materials to present material technological challenges. Many of these materials exhibit performance characteristics that can enable them to serve in various catalytic applications. This development has been driven largely by customer demand. Management is now working on several related commercial applications. The Company expects that this technique should not be difficult to scale to large quantity commercial volumes once application viability and firm demand are established. The Company also has an ongoing advanced engineering effort that is primarily focused on the development of new nanomaterials as well as the refinement of existing nanomaterials. The Company is not certain when or if any significant revenue will be generated from the production of the materials described above. Research and development expense increased to $487,133 and $1,034,279 for the three and six months ended June 30, 2006, compared to $476,421` and $970,680 for the same period in 2005. The increase in research and development expense was largely attributed to stock compensation expense (non-cash), new materials development and outside testing expenses. These increases were partially offset by decreased materials and supplies expense and the capitalization of payroll related to the installation of dispersion equipment and a NanoArc Synthesis Reactor supported by the previously discussed loan from BYK-Chemie USA. The Company does not expect research and development expense to increase significantly in 2006.
     Selling, general and administrative expense increased to $1,241,403 and $2,628,857 for the three and six months ended June 30, 2006, compared to $1,194,192 and $2,337,336 for the same periods in 2005. The net increase was primarily attributed to increases in stock compensation expense (non-cash), professional fees and the abandonment of two United States patent applications. These increases were partially offset by decreases in directors and officers insurance and audit fees.
     Interest income increased to $74,769 and $157,482 for the three and six month periods, respectively, ended June 30, 2006, compared to $71,370 and $136,417 for the same periods in 2005. This increase was primarily due to increased investment yields.
Liquidity and Capital Resources
     The Company’s cash, cash equivalents and investments amounted to $6,168,536 on June 30, 2006, compared to $8,508,952 on December 31, 2005. The net cash used in the Company’s operating activities was $997,388 for the six months ended June 30, 2006, compared to $2,395,411 for the same period in 2005. Net cash provided by investing activities, which is due to sales of securities and partially offset by purchases of securities and capital expenditures, amounted to $1,055,401 for the six months ended June 30, 2006 compared to $2,296,287 for the same period in 2005. Capital expenditures amounted to $1,433,168 and $282,488 for the six months ended June 30, 2006 and 2005, respectively. During the second quarter in 2005 the Company completed implementation of a PVS process innovation started in late 2003, within the current capital budget, that has increased PVS reactor output by approximately 38% in conjunction with a re-engineering program that had reduced the expected operational labor cost by 24% on high volume PVS-produced nanomaterials. The Company expects that this innovation should result in the need for less future capital as the Company’s PVS reactor-produced business grows. Currently, all sunscreen and personal care nanomaterials are manufactured via the PVS process. Net cash provided by financing activities is primarily due to the issuance of shares of common stock pursuant to the exercise of options and borrowings for equipment, partially offset by principal payments on debt and capital lease obligations, amounting, in total, to $144,089 for the six months ended June 30, 2006 compared to $26,463 for the same period in 2005.
     On November 3, 2005, BYK-Chemie USA, a customer of Nanophase, lent $1,597,420 to Nanophase pursuant to the terms of a Promissory Note received effective October 27, 2005. The proceeds of the Promissory Note are to be used to buy, install and commission certain equipment which is then to be used for fulfillment of orders by BYK-Chemie USA and other uses. The outstanding principal balance of the Promissory Note is payable in three equal installments on January 30, 2009, April 30, 2009 and December 31, 2009. Interest accrues and is payable on a quarterly basis one year after installation and commissioning of the equipment referenced above has been completed at the rate of 100 basis points over the average daily London Inter-Bank Offered Rate for the preceding quarter.
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
     The Company’s supply agreement with BASF contains several financial covenants which could potentially impact the Company’s liquidity. The most restrictive financial covenants under this agreement require the Company to maintain a minimum of $2.0 million in cash, cash equivalents and investments and that the Company not have the acceleration of any debt maturity having a principal amount of more than $10,000,000, in order to avoid triggering a transfer of technology and equipment to the Company’s largest customer. The Company had approximately $6.2 million in cash, cash equivalents and investments and debt net of unamortized debt discount of less than $1.5 million on June 30, 2006. This supply agreement and its covenants are more fully described in Note 5 to the Company’s Financial Statements. See “Risk Factors—We may need to raise additional capital in the future”.
     In November 2000, the Company executed a three-year promissory note, held by the Company’s largest customer, in the amount of $1,293,895 for the construction of additional production capabilities at the Company’s Romeoville, Illinois facility. This debt has been fully paid in the second quarter in 2006.
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
     On June 30, 2006, the Company had a net operating loss carryforward of approximately $60.2 million for income tax purposes. Because the Company may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2006 and 2025. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, the Company has concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. On June 30, 2006, the Company also had a foreign tax credit carryforward of $156,000, which could be used as an offsetting tax credit to reduce U.S. income taxes. The foreign tax credit will expire in 2014, if not utilized before that date.
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
Item 4. Controls and Procedures
     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     We have incurred net losses in each year since our inception with net losses of $5.83 million in 2003, $6.45 million in 2004 and $5.38 million in 2005. As of June 30, 2006, we had an accumulated deficit of approximately $60.2 million and presently expect to continue to incur losses on an annual basis through at least the end of 2006. We believe that our business depends, among other things, on our ability to significantly increase revenue. If revenue fails to grow at anticipated rates or if operating expenses increase without a commensurate increase in revenue, or if we fail to adjust operating expense levels accordingly, then the imbalance between revenue and operating expenses will negatively impact our cash balances and our ability to achieve profitability in future periods.
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
     Revenue from BASF Corporation, Rohm and Haas Electronic Materials CMP, Inc. (formerly known as “Rodel”) and C.I. Kasei, a division of Itochu Corporation, accounted for approximately 83% of total revenue for the year ended December 31, 2005, and revenue to the same three customers accounted for approximately 89% of total revenue in 2004. For the years ended December 31, 2005 and 2004, BASF accounted for 66% and 70% of our total revenue, respectively. BASF and Rohm and Haas Electronic Materials CMP, Inc. represented a significant majority of total revenue for the six months ended June 30, 2006, as described in Note 5 to the Financial Statements. If we were to lose, or receive significantly decreased orders from, any of these two customers, then our results of operations would be materially harmed. While our agreements with our two significant customers are long-term agreements, they may be terminated by the customer with reasonable notice and do not provide any guarantees that these customers will continue to buy our products. In addition, while our agreements with our two significant customers contain minimum order requirements, the only repercussion under the agreements for missing the minimum order requirement is that we would be freed from the exclusivity obligations under these contracts.
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
     Moreover, at times, attempts may be made to challenge the prior issuance of our patents. For example, the USPTO has granted a third-party request for re-examination with respect to one patent relating to one of our nanoparticle manufacturing processes. On September 7, 2005, our representatives conducted an interview with the Examiner assigned to the re-examination at the USPTO, resulting in the Examiner preparing an interview summary indicating that the Examiner agreed that all the issued claims were patentable. However, prior to the USPTO issuing a formal notice confirming patentability, the same third party filed a second request for re-examination of the patent (which second request, the USPTO has since denied). Nonetheless, a second interview was conducted, resulting in an amendment to all patent claims. Thereafter, a third request for re-examination was filed and granted by the USPTO. We subsequently responded to the third request. While we will continue to vigorously defend our patent position, we may not be successful in maintaining the scope of the claims of this patent during re-examination. While the Company intends to vigorously defend its patent protection against such claims, it does not believe that these patent claims pose a risk of material harm to he Company’s business prospects or competitive positions. If the scope of the Company’s claims protected by the patent in question were ultimately reduced through the pending re-examination proceedings before the USPTO, the Company would still continue to be able to conduct its business as currently conducted, including the use of the technology that is the subject of the patented claims. A reduction in the scope of the claims protected by the Company’s patent in question would limit the Company’s ability to assert infringement claims and suits against other parties using the same or sufficiently similar technology. The Company believes that while patent protection is a valuable asset, a reduction in the scope of the claims protected by the Company’s patent in question would not materially alter the competitive environment in which the Company operates or result in a material loss.
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
     In the event of a triggering event where we are required to sell to BASF production equipment providing capacity sufficient to meet BASF’s production needs, the equipment would be sold at 115% of the equipment’s net book value. Under another of the Company’s supply agreements with BASF, upon the Company’s breach of its contractual obligations to BASF, the Company would be required to sell BASF certain production equipment at the greater of 30% of the original book value of such equipment and any associated upgrades to it or 115% of the equipment’s net book value.
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
     Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding warrants and options may be resold pursuant to currently effective registration statements. As of August 1, 2006 there are:
•	15,871,062 shares of common stock that have been issued in registered offerings, upon the exercise of options under our equity incentive plan or in private placements and are freely tradable in the public markets,

•	1,529,383 shares of common stock that may be issued on the exercise of stock options outstanding and exercisable under our equity incentive plan;

•	906,002 shares of common stock that were issued pursuant to our September 8, 2003 private placement and the related warrant which was exercised on September 2, 2004. The resale of these shares has been registered pursuant to a Registration Statement on Form S-3 which was declared effective by the Securities and Exchange Commission on August 13, 2004; and

•	1,256,281 shares of common stock that were issued pursuant to our March 23, 2004 private placement and subsequently will be registered for resale pursuant the terms of the Registration Rights Agreement executed in connection with this private placement.
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
     As of August 1, 2006, Bradford T. Whitmore, together with his affiliates, Grace Brothers, Ltd. and Grace Investments, Ltd., beneficially owned approximately 19.7% of the outstanding shares of our common stock. As a result, he has significant influence on matters submitted to our stockholders for approval, including proposals regarding:
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
Dilutive Effect of Private Placements
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
Item 4. Submissions of Matters to a Vote of Security Holders
a)	The 2006 Annual Meeting of Stockholders of the Company was held on July 24, 2006.
b)	The stockholders voted to re-elect two Class III directors to the Company’s Board of Directors. Results of the voting were as follows:

Directors	For	Authority Withheld	Abstentions	Broker Non-Votes
Donald S. Perkins	13,465,231	305,483	—	—
Jerry K. Pearlman	13,467,266	303,448	—	—
Joseph E. Cross, James A. Henderson, James A. McClung and R. Janet Whitmore continued their terms of office as directors of the Company after the 2006 Annual Meeting of Stockholders.
c)	The stockholders also voted to authorize an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock from 25,000,000 to 30,000,000. Results of the voting were as follows:

For	Against	Abstentions	Broker Non-Votes
13,092,644	612,017	66,053	—
d)	The stockholders also voted to authorize an amendment to the 2004 Equity Compensation Plan (the “Plan”) to (a) increase to 1,200,000 the aggregate number of shares available to be issued under the Plan, (b) increase the annual limit on the number of shares available to be issued under the Plan to 300,000, and (c) decrease the cap on grants to any individual in any year to 10% of any class. Results of the voting were as follows:

For	Against	Abstentions	Broker Non-Votes
4,543,774	669,693	71,540	8,485,707
Item 5. Other Information
     None.
Item 6. Exhibits and Reports on Form 8-K
A.	Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
B.	Reports on Form 8-K.
On June 20, 2006, the Company furnished a Current Report on Form 8-K reporting under Items 1.01 and 9.01 that on June 16, 2006 it had received a fully-executed Z-COTE HP-2 Brand Supply Agreement (dated effective May 15, 2006) between the Company and BASF Corporation, pursuant to which the Company will supply patent-pending surface engineered nanoparticles for current and future products for BASF’s Z-COTE MAX brand. A copy of the Supply Agreement is being furnished as Exhibit 99.1 to this report and is incorporated herein by reference.
On April 27, 2006, the Company furnished a Current Report on Form 8-K reporting under Items 2.02 and 9.01 that on April 27, 2006 it issued a press release announcing first quarter 2006 revenues.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: August 8, 2006	By:	/s/ JOSEPH E. CROSS
Joseph E. Cross
President, Chief Executive Officer (principal
executive officer) and a Director

Date: August 8, 2006	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
Chief Financial Officer (principal financial
and chief accounting officer)