Form 10-Q
period 2007-03-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2007-05-10
CIK 883107

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2007
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 7, 2007, there were 19,080,495 shares outstanding of Common Stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION
QUARTER ENDED MARCH 31, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NANOPHASE TECHNOLOGIES CORPORATION
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$967,731	$132,387
Investments	6,430,275	8,434,793
Trade accounts receivable, less allowance for doubtful accounts of $22,000 on March 31, 2007 and December 31, 2006	1,455,313	1,459,391
Inventories, net	1,395,873	923,223
Prepaid expenses and other current assets	556,663	534,407

Total current assets	10,805,855	11,484,201

Equipment and leasehold improvements, net	7,500,448	7,608,326
Other assets, net	698,508	651,218

	$19,004,811	$19,743,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$40,294	$32,972
Current portion of deferred other revenue	127,273	127,273
Accounts payable	906,823	478,694
Accrued expenses	1,375,689	1,643,585

Total current liabilities	2,450,079	2,282,524

Long-term debt, less current maturities and unamortized debt discount	1,414,414	1,383,707
Long-term portion of capital lease obligations	64,124	50,552
Deferred other revenue, less current portion	169,697	201,515

	1,648,235	1,635,774

Contingent liabilities:	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,032,509 and 18,995,581 shares issued and outstanding on March 31, 2007 and December 31, 2006 respectively	190,325	189,956
Additional paid-in capital	78,685,670	78,380,962
Accumulated deficit	(63,969,498)	(62,745,471)

Total stockholders’ equity	14,906,497	15,825,447

	$19,004,811	$19,743,745

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Revenue:
Product revenue	$2,794,141	$1,918,046
Other revenue	112,296	87,522

Total revenue	2,906,437	2,005,568

Operating expense:
Cost of revenue	2,193,275	1,667,751

Gross Profit	713,162	337,817

Research and development expense	524,164	547,146
Selling, general and administrative expense	1,410,259	1,387,454

Loss from operations	(1,221,261)	(1,596,783)
Interest income	99,626	82,713
Interest expense	(33,047)	(31,224)
Other, net	(69,345)	2,040

Loss before provision for income taxes	(1,224,027)	(1,543,254)
Provision for income taxes	—	—

Net loss	$(1,224,027)	$(1,543,254)

Net loss per share-basic and diluted	$(0.06)	$(0.09)

Weighted average number of basic and diluted common shares outstanding	19,005,846	17,993,237

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2007	2006
Operating activities:
Net loss	$(1,224,027)	$(1,543,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	354,540	307,724
Amortization of debt discount	30,707	28,092
Amortization of deferred revenue	(31,818)	—
Stock compensation expense	206,336	195,230
Allowance for excess inventory quantities	(12)	(245,464)
Loss on disposal of equipment	—	6,128
Write-down of equipment	69,587	—
Abandonment of pending patents	—	111,162
Changes in assets and liabilities related to operations:
Trade accounts receivable	4,078	(217,932)
Inventories	(472,638)	349,286
Prepaid expenses and other assets	(22,256)	(4,315)
Accounts payable	434,832	399,763
Accrued liabilities	(270,749)	6,128

Net cash used in operating activities	(921,420)	(607,452)

Investing activities:
Proceeds from disposal of equipment	8,100	—
Acquisition of equipment and leasehold improvements	(228,821)	(279,475)
Acquisition of Patents	(57,373)	(30,653)
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	(60,900)	(14,121)
Purchases of investments	(17,336,761)	(20,211,959)
Sales of investments	19,341,279	21,329,246

Net cash provided by investing activities	1,665,524	793,038

Financing activities:
Principal payment on debt obligations, including capital leases	(9,006)	—
Proceeds from sale of common stock, net, and exercise of stock options	100,246	53,492

Net cash provided by financing activities	91,240	53,492

Increase in cash and cash equivalents	835,344	239,078
Cash and cash equivalents at beginning of period	132,387	340,860

Cash and cash equivalents at end of period	$967,731	$579,938

Supplemental cash flow information:
Interest paid	$2 ,340	$3,132

Supplemental non-cash investing and financing activities:
Accounts receivable paid through offset of long-term debt	$—	$140,100

Capital lease obligation incurred for purchase of equipment	$29,900	$—

Accounts payable incurred for the purchase of equipment and leasehold improvements	$54,197	$474,788

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
     The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (“Nanophase” or the “Company”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.
     These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.
(2) Description of Business
     Nanophase is a nanomaterials developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterial products for use in a variety of diverse existing and developing markets: sunscreens, personal care, architectural coatings, industrial coating ingredients, abrasion-resistant applications, plastic additives, water filtration, DNA biosensors, antimicrobial products and a variety of polishing applications, including semiconductors and optics. New markets and applications are also being developed. Nanophase targets markets in which it feels practical solutions may be found using nanoengineered products. The Company works with leaders in these targeted markets to identify and supply their material and performance requirements. The Company was incorporated in Illinois on November 25, 1989, and became a Delaware corporation on November 30, 1997. The Company’s common stock trades on the NASDAQ Global Market under the symbol NANX.
     The Company also recognizes regular other revenue in connection with its promissory note to BYK Chemie and from a technology license. These activities are not expected to drive the long-term growth of the business. Both the deferred and license revenue are recognized as “other revenue” in the Company’s Statement of Operations, as they do not represent revenue directly from the Company’s Nanocrystalline materials.
(3) Inventories
     Inventories consist of the following:

	March 31, 2007	December 31, 2006
Raw materials	$300,168	$173,750
Finished goods	1,439,047	1,092,827

	1,739,215	1,266,577
Allowance for excess inventory quantities	(343,342)	(343,354)

	$1,395,873	$923,223

(4) Income Taxes
     In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes. On January 1, 2007, the Company adopted the provisions of FIN 48. The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company files tax returns in all appropriate jurisdictions, which include a federal tax return and Illinois state tax return. Open tax years for both jurisdictions are 2003 to 2005, which statutes expire in 2007 to 2009, respectively. When and if applicable, potential interest and penalty costs are expensed as incurred. As of March 31, 2007, the Company has no liability for unrecognized tax benefits. The adoption and implementation of FIN 48 had no effect on the Company’s loss from operations, net loss or basic and diluted loss per share for the period ended March 31, 2007.
(5) Share-Based Compensation
     Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on the Company’s historical experience and future expectations. The fair value of restricted stock awards is based on the fair value of the Company’s stock on date of grant. The Company recognizes compensation expense on a straight-line basis.
Employees Stock Options and Stock Grants
     During the three months ended March 31, 2007, 31,000 shares of Common Stock were issued pursuant to option exercises compared to 21,186 shares for the same period in 2006. For the quarter ended March 31, 2007, 75,000 shares of stock options were granted compared to none for the same period in 2006. There were no stock options forfeited for the three months ended March 31, 2007, compared to 4,080 shares for the same period in 2006. For the quarter ended March 31, 2007, 6,186 shares were issued in the form of restricted stock grant to the Company’s outside directors compared to 5,928 shares for the same period in 2006.
Restricted Stock
     On January 3, 2007 and 2006, the Company was to grant each outside director 998 and 1,081 shares of deferred common stock totaling 5,928 and 6,486 shares under the Company’s 2005 Non-Employee Director Restricted Stock Plan. However, each outside director elected to defer receipt of the restricted stock until the termination of their services to the Company. The deferral of restricted stock is being accounted for under the Company’s Non-Employee Director Deferred Compensation Plan. The fair value of the awards granted was $36,000 for the restricted share rights and is included in stock-based compensation expense for the period ending March 31, 2007 and 2006, respectively.
     On September 27, 2005, the Company granted 33,333 shares of restricted stock rights at market value consisting of 16,666 restricted share rights and 16,667 performance share rights. The restricted share rights vest in lump sum or “cliff vest” on September 27, 2008, provided the grantee has not terminated service prior to the vesting date. The performance share rights also vest in lump sum or “cliff vest” on January 30, 2009 provided a certain performance goal or milestone is achieved on or before

January 30, 2009 and the grantee has not terminated service prior to January 30, 2009. The fair value of the awards granted was $7,611 and $7,571 for the restricted share rights and $6,254 and $10,529 for the performance share rights totaling $13,865 and $18,100 in stock-based compensation expense for the period ending March 31, 2007 and 2006, respectively.
     On October 11, 2004, the Company granted 33,333 shares of restricted stock rights at market value consisting of 16,666 restricted share rights and 16,667 performance share rights. The restricted share rights vest in lump sum or “cliff vest” on October 30, 2007, provided the grantee has not terminated service prior to the vesting date. The performance share rights also vest in lump sum or “cliff vest” upon achievement of certain performance goals or milestones on or before October 30, 2007, provided the grantee has not terminated service prior to the vesting date. The fair value of the awards granted was $6,886 and $6,850 for the restricted share rights and $6,517 and $18,975 for the performance share rights totaling $13,403 and $25,825 in stock-based compensation expense for the period ending March 31, 2007 and 2006, respectively.
     The following table summarizes the Company’s share-based compensation awards during the three months ended March 31, 2007 and 2006:

	March 31,	March 31,
	2007	2006
Total share-based compensation expense	$141,563	$115,305
Weighted average grant date fair value, options	$5.72	—
Weighted average grant date fair value, restricted stock	—	—
Total unrecognized compensation cost	$1,172,000	$409,000
Remaining weighted average period cost will be recognized over	6.72 years	6.68 years
Proceeds from option exercises	$100,610	$53,492
Intrinsic value of option exercises	$71,482	$110,507
(6) Significant Customers and Contingencies
     Revenue from three customers constituted approximately 55%, 18% and 13%, respectively, of the Company’s total revenue for the three months ended March 31, 2007. Amounts included in accounts receivable on March 31, 2007 relating to these three customers were approximately $805,000, $161,000 and $206,000, respectively. Revenue from these three customers constituted approximately 80%, 0% and 1% respectively, of the Company’s total revenue for the three months ended March 31, 2006. Amounts included in accounts receivable on March 31, 2006 relating to these three customers were approximately $711,000, $0 and $7,000 respectively.
     The Company currently has supply agreements with BASF Corporation (“BASF”), the Company’s largest customer, and Rohm and Haas Electronic Materials CMP, Inc. (“RHEM”), that have contingencies outlined in them which could potentially result in the license of technology and/or the sale of production equipment, providing capacity sufficient to meet the customer’s production needs, from the Company to the customer, if triggered by the Company’s failure to meet certain performance requirements and/or certain financial condition covenants. The financial condition covenants in the Company’s supply agreement with its largest customer, as amended, “trigger” a technology transfer (license or, optionally, an equipment sale) in the event (a) that earnings of the Company for a twelve month period ending with its most recently published quarterly financial statements are less than zero and its cash, cash equivalents and investments are less than $2,000,000, (b) of an acceleration of any debt maturity having a principal amount of more than $10,000,000, or (c) of the Company’s insolvency, as further defined within the agreement. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at 115% of the equipment’s net book value.
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
(7) Business Segmentation and Geographical Distribution
     Revenue from international sources approximated $301,000 and $204,000 for the three months ended March 31, 2007 and 2006, respectively. As part of its revenue from international sources, the Company recognized approximately $170,000 in product revenue from several German companies and $75,000 in other revenue from a technology license fee from its Japanese licensee for the three months ended March 31, 2006. Revenue from these same international sources approximated $125,000 and $75,000 for the same period in 2006.
     The Company’s operations comprise a single business segment and all of the Company’s long-lived assets are located within the United States.
(8) Administrative Actions
     On February 23, 2004, an unidentified party filed a Request for Reexamination of US Patent No. 6,669,823 B1 in the U.S. Patent and Trademark Office, or USPTO. US Patent No. 6,669,823 B1 relates to certain parts of one of the Company’s nanoparticle manufacturing processes, NanoArc Synthesis. The Company subsequently received notice that the USPTO had granted the Request for Reexamination. The reexamination process is provided for by law and provides that the USPTO consider the validity of the patent based on substantial new questions of patentability raised by a third party or the USPTO. On September 7, 2005, the Company’s representatives conducted an interview with the Examiner assigned to the Reexamination at the USPTO, resulting in the Examiner preparing an interview summary indicating that rejections to issued claims may be formally withdrawn. A response, including further remarks about the interview and two new claims, was submitted shortly thereafter. However, prior to the USPTO issuing a formal notice confirming patentability, the same unidentified party referenced above filed a second Request for Reexamination of the patent. A second interview was conducted, resulting in an amendment to all patent claims. Thereafter, a third Request for Reexamination was filed and granted by the USPTO. We subsequently conducted a third interview with the Examiner and responded to the third request. It is not feasible to predict whether the Company ultimately will succeed in maintaining all the claims of this patent during reexamination. If patent claims in this patent ultimately are narrowed substantially, the patent coverage afforded to certain parts of the Company’s NanoArc Synthesis nanoparticle manufacturing process could be impaired, which could impede the extent of Nanophase’s legal protection of the invention that is subject to this patent and potentially harm its business and operating results, but the Company believes that the likelihood of a material loss arising from this matter is remote.

(9) New Accounting Pronouncements
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
     Nanophase is a nanomaterials developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterials for use in a variety of diverse markets: sunscreens, architectural coatings, industrial coatings, ingredients, personal care, abrasion-resistant applications, antimicrobial products, plastics additives, water filtration, DNA biosensors and a variety of polishing applications, including semiconductors and optics. The Company targets markets in which it feels practical solutions may be found using nanoengineered products. The Company works closely with leaders in these target markets to identify their material and performance requirements. Newer developed technologies have made certain new products possible and opened potential new markets. With the commercialization of the Company’s NanoArc™ synthesis and new dispersion technologies in 2002, and the expansion of these capabilities in 2003 and 2004, Nanophase is focusing on penetrating the chemical-mechanical-planarization (“CMP”) and fine polishing markets. CMP is the process of polishing various types of integrated circuits or chips to be used in various commercial electronics applications. Management believes that the Company’s inroads in the CMP and fine polishing markets would have been very difficult without the Company being able to produce its materials to exacting specifications verified by in-house and customer-based testing. Management expects growth in end-user (customers of Nanophase’s customers) adoption in 2007 and revenue growth in both of these areas to follow in 2008. Additionally, the Company feels that its exclusive relationship with Altana Chemie AG (“Altana”), a global ingredients supplier to various coatings industries, will lead to growth in several of its abrasion-resistant applications in the marketplace. Management expects this relationship to continue to develop in 2007. In May of 2005, BASF announced the introduction of a new coated sunscreen material. This material incorporated a new coating developed by Nanophase which, management believes, should help to expand sales in the European and Asian markets with future revenue growth expected. Management further expects that we will develop additional customers to help us achieve growth in 2007 and beyond.
     On August 25, 2006, the Company sold, in a private placement to Rohm and Haas Electronic Materials CMP Holdings, Inc., 847,918 shares of common stock at $5.8968 per share and received gross proceeds of $5.0 million.

     On November 3, 2005, BYK-Chemie USA, a subsidiary of Altana and a customer of Nanophase, lent $1,597,420 to Nanophase pursuant to the terms of a Promissory Note effective October 27, 2005. This loan was for the purchase and installation of additional dispersion capacity and an additional NanoArc™ synthesis reactor to allow both for quicker material and application development, which should help to speed market penetration, and the ability to fulfill orders on a commercial scale for additional materials in varying media. The equipment was commissioned on November 1, 2006.
     From its inception in November 1989 through December 31, 1996, the Company was in the development stage. During that period, the Company primarily focused on the development of its manufacturing processes in order to transition from laboratory-scale to commercial-scale production. As a result, the Company developed an operating capacity to produce significant quantities of its nanomaterials for commercial sale. The Company was also engaged in the development of commercial applications and formulations and the recruiting of marketing, technical and administrative personnel. Since January 1, 1997, the Company has been engaged in commercial production and sales of its nanomaterials, and the Company no longer considers itself in the development stage. From inception through March 31, 2007, the Company was primarily capitalized through the private offerings of approximately $32.0 million of equity securities prior to its initial public offering, its initial public offering of $28.8 million of common stock in November of 1997, its private offering of $6.2 million of common stock in May of 2002, its private offering of $1.95 million of common stock in September of 2003, its receipt of a customer’s equity investment of $9.3 million in March 2004 and its private offering of $1.95 million of common stock in September of 2004 (through the conversion of warrants that were attached to its September 2003 offering) and its receipt of a customer’s equity investment of $4.9 million in August 2006, each net of issuance costs. The Company has incurred cumulative losses of $64 million from inception through March 31, 2007.
Results of Operations
     Total revenue increased to $2,906,437 for the three months ended March 31, 2007, compared to $2,005,568 for the same period in 2006. A substantial majority of the Company’s revenue for the three months ended March 31, 2007 is from the Company’s three largest customers. See Note 6 to the Financial Statements for additional information regarding the revenue the Company derived from these three customers in the first quarter of 2007. Product revenue increased to $2,794,141 for the three months ended March 31, 2007, compared to $1,918,046 for the same period in 2006. The increase in product revenue was primarily attributed to increased sales in architectural coatings as well as increased sales to BYK-Chemie. The Company and its largest customer currently have a technology agreement in place that has led to the joint development of the second generation of sunscreen nanomaterials for other potential personal care applications. Management anticipates the launch of one or more new sunscreen or personal care applications in the near future, with related revenue subsequently to begin building.
     Other revenue increased to $112,296 for the three months ended March 31, 2007, compared to $87,522 for the same period in 2006. This increase was primarily attributed to the Company recognizing deferred revenue in connection with its promissory note to BYK Chemie partially offset by decreases in shipping revenue.
     The majority of the total revenue generated during the period ended March 31, 2007 was from the Company’s largest customer in healthcare (sunscreens), from an application in architectural coatings (the Company’s second largest customer) and from sales to BYK-Chemie for a variety of materials.
     Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $2,193,275 for the three months ended March 31, 2007, compared to $1,667,751 for the same period in 2006. The increase in cost of revenue was generally attributed to increased revenue volume and increases in commodity metals pricing and was partially offset by the Company’s continued efficiencies in reducing its remaining variable manufacturing costs on nanomaterials. Improvements to gross margins were primarily due to increased revenue volume and favorable product mix. These gains were somewhat offset by increases in commodity metal prices, a major component of the Company’s raw material costs. Nanophase expects to continue new nanomaterial development, primarily using its NanoArc™ synthesis and dispersion technologies, for targeted applications and new markets in 2007. At current revenue levels the Company has generated a positive gross margin. The Company’s margins have been somewhat impeded by not having enough revenue to absorb the manufacturing overhead that is required to work with current customers and the new ones the Company expects to have. Management believes that the current fixed manufacturing cost structure is sufficient to support significantly higher levels of production and resultant product revenue. The extent to which the Company’s margins continue to grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, the Company’s ability to continue to cut costs and the Company’s ability to pass market raw materials increases on to its customers. As product revenue volume increases, this will result in more of the Company’s fixed manufacturing costs being absorbed, leading to increased margins. The Company expects to continue reducing its variable product manufacturing costs in 2007, with potential offsetting increases in the commodity metals markets but may or may not continue to see absolute dollar gross margin growth in 2007, dependent upon the factors discussed above. It should be noted that gross margin growth, taken as a percentage of total revenue, has been impeded by the Company’s recovery of commodity metals price increases on a basis that does not necessarily allow for the addition of overhead and profit. In other words, incremental revenue from recovery of commodity metals increases does not contribute margin the way that sales of the related materials without the pressure of increases in the commodity metals markets would.
     Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with the Company’s development or acquisition of new product applications and coating formulations and the cost of enhancing the Company’s manufacturing processes. The May 2005 development of BASF’s new sunscreen was an example of this work. In another example, the Company has been and continues to be engaged in research to enhance its ability to disperse its material in a variety of organic and inorganic media for use as coatings and polishing materials. Much of this work has led to several new products and additional potential new products for use by BYK-Chemie. Now that the Company has demonstrated the capability to produce pilot quantities of mixed-metal oxides in a single crystal phase, the Company does not expect development of further variations on these materials to present material technological challenges. Many of these materials exhibit performance characteristics that can enable them to serve in various catalytic applications. This development has been driven largely by customer demand. Management is now working on several related commercial applications. The Company expects that this technique should not be difficult to scale to large quantity commercial volumes once application viability and firm demand are established.
     The Company also has an ongoing advanced engineering effort that is primarily focused on the development of new nanomaterials as well as the refinement of existing nanomaterials. The Company is not certain when or if any significant revenue will be generated from the production of the materials described above.
     Research and development expense decreased to $524,164 for the three months ended March 31, 2007, compared to $547,146 for the same period in 2006. The decrease in research and development expense was largely attributed to materials and supplies, outside testing and depreciation expenses. These decreases were partially offset by increased salary and stock compensation expense (non-cash). The Company does not expect research and development expense to increase significantly in 2007.
     Selling, general and administrative expense increased to $1,410,259 for the three month period ended March 31, 2007, compared to $1,387,454 for the same period in 2006. The net increase was primarily attributed to increases to salary expense, legal and consulting fees. These increases were partially offset by decreases in professional fees and directors and officers insurance.

     Interest income increased to $99,626 for the three month period ended March 31, 2007, compared to $82,713 for the same period in 2006. This increase was primarily due to increased investment yields.
Inflation
     Management believes inflation has not had a material effect on the Company’s operations or on its financial position. However, supplier price increases may have a material effect on the Company’s operations and financial position in the remainder of 2007, if the Company is unable to pass through those increases under its present contracts.
Liquidity and Capital Resources
     The Company’s cash, cash equivalents and investments amounted to $7,398,006 on March 31, 2007, compared to $8,567,180 on December 31, 2006 and $7,630,743 on March 31, 2006. The net cash used in the Company’s operating activities was $921,420 for the three months ended March 31, 2007, compared to $607,452 for the same period in 2006. Net cash provided by investing activities, which is due to maturities of securities and to a lesser extent capital expenditures offset partially by purchases of securities, amounted to $1,665,524 for the three months ended March 31, 2007 compared to $793,038 for the same period in 2006. Capital expenditures amounted to $228,821 and $279,475 for the three months ended March 31, 2007 and 2006, respectively. Net cash provided by financing activities is due to the issuance of shares of common stock pursuant to the exercise of options, partially offset by principal payments on capital lease obligations, amounting, in total, to $91,240 for the three months ended March 31, 2007 compared to $53,492 for the same period in 2006.
     On August 25, 2006, the Company sold, in a private placement to Rohm and Haas Electronic Materials CMP Holdings, Inc., 847,918 shares of common stock at $5.8968 per share and received gross proceeds of $5.0 million.
     On November 3, 2005, BYK-Chemie USA, a customer of Nanophase, lent $1,597,420 to Nanophase pursuant to the terms of a Promissory Note effective October 27, 2005. The proceeds of the Promissory Note were used to buy, install and commission certain equipment (commissioned effective November 1, 2006) which now is being used for fulfillment of orders by BYK-Chemie USA and other uses. The outstanding principal balance of the Promissory Note is payable in three equal installments on January 30, 2009, April 30, 2009 and December 31, 2009. Interest accrues and is payable on a quarterly basis one year after the equipment referenced above is installed and commissioned at the rate of 100 basis points over the average daily London Inter-Bank Offered Rate for the preceding quarter.
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
     The Company’s supply agreement with its largest customer contains several financial covenants which could potentially impact the Company’s liquidity. The most restrictive financial covenants under this agreement require the Company to maintain a minimum of $2.0 million in cash, cash equivalents and investments and that the Company not have the acceleration of any debt maturity having a principal amount of more than $10,000,000, in order to avoid triggering a transfer of certain technology and sale of related equipment to the Company’s largest customer. The Company had approximately $7.4 million in cash, cash equivalents and investments and debt net of unamortized debt discount of less than $1.6 million on March 31, 2007. This supply agreement and its covenants are more fully described in Note 6 to the Company’s Financial Statements. See “Risk Factors—We may need to raise additional capital in the future” in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     On March 31, 2007, the Company had a net operating loss carryforward of approximately $71.2 million for income tax purposes. Because the Company may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2007 and 2026. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, the Company has concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. During the year ended December 31, 2006, the Company’s foreign tax credit carryforward of $156,000 expired.
Safe Harbor Provision
     Nanophase wants to provide investors with more meaningful and useful information. As a result, this Quarterly Report on Form 10-Q (the “Form 10-Q”) contains and incorporates by reference certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company’s current expectations of the future results of its operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2007 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: a decision by a customer to cancel a purchase order or supply agreement in light of the Company’s dependence on a limited number of key customers; uncertain demand for, and acceptance of, the Company’s nanocrystalline materials; the Company’s limited manufacturing capacity and product mix flexibility in light of customer demand; the Company’s limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; the Company’s dependence on patents and protection of proprietary information; the resolution of litigation in which the Company may become involved; and other risks set forth under the caption “Risk Factors” below. Readers of this Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.
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
Internal control over financial reporting

     The Company’s management, including the CEO and CFO, confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     As of the end of our first quarter, there were no additional material risks and no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit 2	Plan and Agreement of Merger dated as of November 25, 1997 by and between the Company and its Illinois predecessor, incorporated by reference to Exhibit 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 10-K”).

Exhibit 3(I).1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the 1997 10-K.

Exhibit 3(I).2	First Amendment to the Certificate of Incorporation of Nanophase Technologies Corporation dated July 27, 2006, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed July 27, 2006.

Exhibit 3(II).1	Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the 1997 10-K.

Exhibit 4.1	Specimen stock certificate representing common stock, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-36937) (the “IPO S-1”).

Exhibit 4.2	Form of Warrants, incorporated by reference to Exhibit 4.2 to the IPO S-1.

Exhibit 4.3	Rights Agreement dated as of October 28, 1998 by and between the Company and LaSalle National Bank, incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, filed October 28, 1998.

Exhibit 4.4	Certificate of Designation of Series A Junior Participating Preferred Stock incorporated by reference to Exhibit 4.4 to the Company’s Annual

Report on Form 10-K for the year ended December 31, 1998 (the “1998 10-K”).

Exhibit 4.5	Amendment to Rights Agreement dated August 1, 2001 between the Company and LaSalle National Association, as Rights Agent, incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

Exhibit 4.6	2001 Nanophase Technologies Corporation Equity Compensation Plan, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-74170).

Exhibit 4.7	Second Amendment to Rights Agreement dated May 24, 2002 between the Company and LaSalle National Association, as Rights Agent, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (File No. 333-90326) filed June 12, 2003.

Exhibit 4.8	Third Amendment to Rights Agreement dated September 5, 2003 between the Company and LaSalle National Association, as Rights Agent, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 10, 2003.

Exhibit 4.9	Subscription Agreement dated September 8, 2003 between the Company and Grace Brothers, Ltd., incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 10, 2003.

Exhibit 4.10	Stock Purchase Agreement dated March 23, 2004 between the Company and Altana Chemie AG, incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K filed March 30, 2004.

Exhibit 4.11	Registration Rights Agreement dated March 23, 2004 between the Company and Altana Chemie AG, incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K filed March 30, 2004.

Exhibit 4.12	2004 Nanophase Technologies Corporation 2004 Equity Compensation Plan, (“2004 Equity Plan”) incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119466).

Exhibit 4.13	Form of Stock Option Agreement under the 2004 Equity Plan, incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed March 15, 2005.

Exhibit 4.14	Form of Restricted Share Grant Agreement under the 2004 Equity Plan, incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K filed March 15, 2005.

Exhibit 4.15	Form of Performance Share Grant Agreement under the 2004 Equity Plan, incorporated by reference to Exhibit 4.15 to the Company’s Annual Report on Form 10-K filed March 15, 2005.

Exhibit 4.16	2005 Nanophase Technologies Corporation Equity Compensation Plan, incorporated by reference to Exhibit 4 to the Company’s Non-Employee Director Restricted Stock Plan, incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Form DEF14A filed May 17, 2005.

Exhibit 4.17	First Amendment to the Nanophase Technologies Corporation 2005 Non-Employee Director Restricted Stock Plan, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 9, 2006.

Exhibit 10.1	The Nanophase Technologies Corporation Amended and Restated 1992 Stock Option Plan, as amended (the “Stock Option Plan”), incorporated by reference to Exhibit 10.1 to the IPO S-1.

Exhibit 10.2	Form of Indemnification Agreement between the Company and each of its directors and executive officers, incorporated by reference to Exhibit 10.2 to the IPO S-1.

Exhibit 10.3	Amended and Restated Registration Rights Agreements dated as of March 16, 1994, as amended, incorporated by reference to Exhibit 10.2 to the IPO S-1.

Exhibit 10.4	License Agreement dated June 1, 1990 between the Company and ARCH Development Corporation, as amended, incorporated by reference to Exhibit 10.7 to the IPO S-1.

Exhibit 10.5	License Agreement dated October 12, 1994 between the Company and Hitachi, incorporated by reference to Exhibit 10.8 to the IPO S-1.

Exhibit 10.6	License Agreement dated May 31, 1996 between the Company and Research Development Corporation of Japan, incorporated by reference to Exhibit 10.9 to the IPO S-1.

Exhibit 10.7	License Agreement dated April 1, 1996 between the Company and Cornell Research Foundation, incorporated by reference to Exhibit 10.10 to the IPO S-1.

Exhibit 10.8*	Consulting and Stock Purchase Agreement between Richard W. Siegel and the Company dated as of May 9, 1990, as amended February 13, 1991, November 21, 1991 and January 1, 1992, incorporated by reference to Exhibit 10.11 to the IPO S-1.

Exhibit 10.9	Lease Agreement between the Village of Burr Ridge and the Company, dated September 15, 1994, incorporated by reference to Exhibit 10.12 to the IPO S-1.

Exhibit 10.10	Distribution Agreement between the Company and C.I. Kasei, Ltd., (a subsidiary of Itochu Corporation) dated as of October 30, 1996, incorporated by reference to Exhibit 10.15 to the IPO S-1.

Exhibit 10.11	Supply Agreement between the Company and Schering-Plough HealthCare Products, Inc. dated as of March 15, 1997, incorporated by reference to Exhibit 10.17 to the IPO S-1.

Exhibit 10.12	License Agreement between the Company and C.I. Kasei Co., Ltd. (a subsidiary of Itochu Corporation) dated as of December 30, 1997, incorporated by reference to Exhibit 10.17 to the 1997 10-K.

Exhibit 10.13*	Employment Agreement dated as of November 9, 1999 between the Company and Joseph Cross, incorporated by reference to Exhibit 10.15 to the 1999 10-K.

Exhibit 10.14*	Employment Agreement dated as of March 15, 1999 between the Company and Daniel S. Bilicki, incorporated by reference to Exhibit 10.19 to the 1998 10-K.

Exhibit 10.15*	Form of Options Agreement under the Stock Option Plan, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-53445).

Exhibit 10.16**	Zinc Oxide Supply Agreement dated as of September 16, 1999 between the Company and BASF Corporation, as assignee, incorporated by reference to Exhibit 10.22 to the 1999 10-K.

Exhibit 10.17*	Employment Agreement dated as of November 2, 2000 between the Company and Robert Haines, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”).

Exhibit 10.18	Lease Agreement between Centerpointe Properties Trust and the Company, dated June 15, 2000, incorporated by reference to Exhibit 10.23 to the 2000 10-K.

Exhibit 10.19**	Amendment No. 1 to Zinc Oxide Supply Agreement dated as of January, 2001 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.24 to the 2000 10-K.

Exhibit 10.20	Promissory Note dated as of September 14, 2000 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.25 to the 2000 10-K.

Exhibit 10.21**	Cooperation Agreement dated June 24, 2002 between the Company and Rodel, Inc., incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

Exhibit 10.22*	Consulting Agreement dated December 12, 2002 between the Company and Dr. Gina Kritchevsky, incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit 10.23	First Amendment to Promissory Note dated as of March 11, 2003 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit 10.24	Amendment No. 2. to Zinc Oxide Supply Agreement dated as of March 17, 2003 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit 10.25*	Employment Agreement dated March 24, 2003 between the Company and Mr. Edward G. Ludwig, Jr., incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit 10.26*	Employment Agreement dated February 17, 2000 between the Company and Mr. Jess Jankowski, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed March 30, 2004.

Exhibit 10.27*	Employment Agreement dated September 26, 2001 between the Company and Dr. Richard W. Brotzman, incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed March 30, 2004.

Exhibit 10.28***	Amendment No. 1 to Cooperation Agreement dated February 25, 2004 between the Company and Rohm and Haas Electronic Materials CMP Inc. (formerly known as Rodel, Inc.), incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 30, 2004.

Exhibit 10.29	Joint Development Agreement dated March 23, 2004 between the Company and Altana Chemie AG., incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2004

Exhibit 10.30	Amendment No. 1 to License Agreement dated July 16, 2004 between the Company and C.I. Kasei Co., Ltd., incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2004.

Exhibit 10.31***	Letter Agreement Amending Cooperation Agreement dated October 15, 2004 between the Company and Rohm and Haas Electronic Materials CMP Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2004.

Exhibit 10.32	Building Lease dated September 15, 2004 between the Company and the Village of Burr Ridge, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 15, 2005.

Exhibit 10.33***	Second Amendment to Promissory Note dated as of May 1, 2005 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2005.

Exhibit 10.34	Lease Amendment effective October 1, 2005 between Nanophase Technologies Corporation and Centerpoint Properties Trust, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 20, 2005.

Exhibit 10.35	Promissory Note effective October 27, 2005 executed by BYK-Chemie USA in favor of Nanophase Technologies Corporation, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed October 27, 2005.

Exhibit 10.36***	Distributor Agreement dated October 24, 2005 between Johnson Matthey Catalog Company, Inc., d/b/a ALFA AESAR, and Nanophase Technologies Corporation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 1, 2005.

Exhibit 10.37	First Amendment to 2005 Non-Employee Director Restricted Stock Plan, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 9, 2006.

Exhibit 10.38	Nanophase Technologies Corporation Non-Employee Director Deferred Compensation Plan, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 9, 2006.

Exhibit 10.39***	Supply Agreement dated March 3, 2006 between Roche Diagnostics GmbH and Nanophase Technologies Corporation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 9, 2006.

Exhibit 10.40	Z-COTE HP-2 Brand Supply Agreement dated May 15, 2006 between BASF Corporation and Nanophase Technologies Corporation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 20, 2006.

Exhibit 10.41	Amendment to 2004 Equity Compensation Plan, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 27, 2006.

Exhibit 10.42	Stock Purchase Agreement dated August 25, 2006 between Rohm and Haas Electronic Materials CMP Holdings, Inc. and Nanophase Technologies Corporation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 28, 2006.

Exhibit 10.43	Registration Rights Agreement dated August 25, 2006 between Rohm and Haas Electronic Materials CMP Holdings, Inc. and Nanophase Technologies Corporation, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed August 28, 2006.

Exhibit 10.44***	Amended and Restated Cooperation Agreement dated August 25, 2006 between Rohm and Haas Electronic Materials CMP Inc. and Nanophase Technologies Corporation, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed August 28, 2006.

Exhibit 10.45	2006 Stock Appreciation Rights Plan, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 3, 2006.

Exhibit 10.46	Form of Grant Agreement, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed October 3, 2006.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

**	Confidentiality previously granted for portions of this agreement.

***	Confidentially requested, confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION
Date: May 9, 2007	By:	/s/ JOSEPH E. CROSS
Joseph E. Cross
President, Chief Executive Officer (principal executive officer) and a Director

Date: May 9, 2007	By:	/s/ JESS JANKOWSKI
Jess Jankowski
Chief Financial Officer (principal financial and chief accounting officer)