Form 10-K
period 2007-12-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2008-03-14
CIK 883107

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-22333

NANOPHASE TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3687863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12B-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based upon the last reported sale price of the registrant’s common stock on June 30, 2007 was $76,261,099 as of such date.

The number of shares outstanding of the registrant’s common stock, par value $.01, as of March 12, 2008 was 21,116,369.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	Business

General

Nanophase Technologies Corporation (“Nanophase” or the “Company”) is a nanomaterials developer and commercial manufacturer and produces engineered nanomaterial products for diverse markets – sunscreens, personal care, architectural coatings, industrial coating ingredients, plastic additives, water filtration, DNA bio-sensors, semiconductor polishing, optics polishing and other markets. Additionally, new markets and applications are constantly emerging and being developed on a global scale. Nanophase markets its products globally – U.S, Europe and Asia. The Company was incorporated in Illinois on November 25, 1989, and became a Delaware corporation on November 30, 1997. The Company’s common stock trades on the NASDAQ Global Market under the symbol NANX.

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

Nanomaterials are an important and enabling part of the diverse field of nanotechnology. The properties of nanomaterials, and hence their ultimate application performance and value, depend on the composition, size, shape, structure and surface chemistry of their constituent nanoparticles, as well as the production process and parameters. The Company’s technologies for engineering and manufacturing nanomaterials control these critical parameters resulting in nanomaterials that Nanophase believes demonstrably offer superior performance in many applications.

Nanomaterials have applications in diverse global markets where they are incorporated into a process, such as semiconductor polishing, or a product, such as an industrial coating to prevent degradation from ultra-violet radiation (“UV”) or significantly improve wear resistance. Multiple markets exist for Nanophase’s products since nanomaterials offer advantages in many applications, such as improved performance, longer wear or product life, lower overall product cost, or in the development of new products or processes.

The Company’s Technologies

Nanophase has created an integrated platform of commercial nanomaterial technologies that are patented, patent-pending, or proprietary and designed to deliver a nanomaterial solution for a targeted market or a specific customer application. The Company’s platform provides flexibility and capability to engineer nanomaterials that meet a customer’s performance requirements and deliver its nanomaterial solutions in a readily usable format. Nanophase’s technologies have been demonstrably scalable and robust, having produced over 500 metric tons annually.

The Company’s nanomaterials platform begins with two distinct manufacturing processes (PVS and NanoArc® Synthesis) to make nanomaterials or nanoparticles. These technologies allow Nanophase to control critical nanomaterial properties (composition, size, shape, structure, surface chemistry) and engineer those to meet specific application performance. Compared to other major known global nanoparticle processes, the Company’s plasma-produced particles are produced as nonporous, dense, discrete single crystals, which the Company believes have a unique set of bulk and surface properties. Nanophase currently has the capacity to produce over a million pounds of nanomaterials annually

Nanophase has developed patented and proprietary technology to coat or surface treat nanoparticles to further engineer surface chemistry by two main processes. For performance in many applications, such as sunscreens, this technology is vital to ensure formulation compatibility and, in some cases, optimal application performance. The Company has the capacity to coat or surface treat nanoparticles at a rate of about a ton every eight hours and delivers over 300 tons of surface engineered nanoparticles to its customers annually. As an example, Nanophase sells coated nanomaterials that are used by major global consumer products companies for sunscreens and personal care products.

Nanophase also has developed proprietary technology to disperse nanoparticles in both aqueous and several organic solvent systems. These dispersions are highly stable at high weight loading (18-50% by weight), attributes which both provide market advantages. Dispersed nanomaterials are desired by many customers for use in their processes or products due to the ease of handling. As examples, dispersed nanomaterials are used in architectural coatings, industrial coatings, plastic additives and semiconductor polishing.

As markets continue to develop and grow, the Company believes that customers’ preferred delivery formats will likely be coated and/or dispersed nanomaterials. Nanophase believes it is well positioned with its platform of integrated commercial nanomaterial technologies. The Company plans to maintain and evolve its intellectual property and technologies to remain at the forefront of nanomaterials development.

Nanophase has steadily expanded both its patented technologies in the U.S. and internationally, and its ability to commercially utilize these technologies. Through large-scale manufacturing of nanomaterials utilized in the manufacture of consumer sunscreen and personal care products, and architectural coatings, the Company has developed production expertise that has allowed it to improve processes relating to those nanomaterials, as well as processes relating to other nanomaterials. This experience has translated into additional patents, pending patents and improvement of the Company’s technologies and manufacturing processes to reduce variable manufacturing cost and improve gross margins.

Marketing

Nanophase sells its products to markets using a dual strategy of market partners and customers. Markets are selected based on the Company’s assessment of the amount of market-pull and the product value proposition for its nanomaterial products to avoid situations that are actually a technology-push with an accompanying unacceptable probability of market success.

Nanophase’s market partners currently include BASF Corporation (“BASF”), a $50+billion global chemical company; Rohm & Haas Electronic Materials CMP Technologies, part of an $8 billion global chemical company; Altana Chemie, a $1+billion chemical company who is a leader in coating and plastic additives; and Alfa Aesar, a division of Johnson Matthey. Each market partner is viewed as a leader in its respective markets with recognized brands, significant revenues and global sales reach. Nanophase has long-term exclusive relationships with each of its market partners. Market partners incorporate the Company’s nanomaterial products into their own products and/or sell Nanophase’s nanomaterial products into specific markets.

Market partners offer Nanophase several advantages. Nanophase is able to leverage its sales and distribution capabilities by using those of its market partners to sell its products globally and reach markets that would be difficult or unattainable for the Company alone. The Company is also able to leverage its new nanomaterial product development capabilities by collaborating with market partners’ application development scientists and engineers. Nanophase has current products with each market partner, in some cases multiple products, and has focused new nanomaterial product development based on the market partners’ knowledge and expertise in each market and product application. Nanophase anticipates that revenue generation from current products will continue growing while new revenue streams will be generated through focused new product development and market introduction through its market partners.

BASF markets and distributes Nanophase’s nanomaterials for sunscreens (beach wear and daily wear products) and personal care under the Z-Cote brand to consumer products companies globally. The Company’s revenues from these nanomaterial products grew 23% in 2005, 13% in 2006 and 18% in 2007 and continuing growth is expected long-term. Nanophase has manufactured and shipped over 1,500 metric tons of Z-Cote products.

During 2005, BASF and Nanophase launched a second line of sunscreen and personal care nanomaterials under the Z-Cote MAX brand specifically targeted for European and Asian markets. During 2006, BASF and Nanophase launched a new product, T-Lite MAX, for the sunscreen market.

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

Rohm & Haas Electronic Materials CMP Inc. (“RHEM”) uses the Company’s nanomaterial products to manufacture slurry to polish semiconductors for the STI, SON, and ILD0 technology nodes. RHEM’s slurry products are marketed and used globally by semiconductor manufacturers. RHEM awarded Nanophase its “Excellence in Partnership” award in 2005 and during 2006 made a $5 million equity investment in the Company for its exclusive use of nanomaterial products for semiconductor slurries.

Altana Chemie, and its subsidiary BYK-Chemie, use Nanophase’s nanomaterial products as ingredients and additives for paints, coatings, polymers, plastics, inks and sealants under its NanoBYK brand. Altana Chemie made a $10 million equity investment in Nanophase during 2004. Altana Chemie also lent Nanophase $1.6 million to purchase and install nanomaterials production equipment during 2006 to support capacity requirements related to volume growth.

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

Nanophase also utilizes market-focused business development and sales to drive new product applications and customers. Business development includes evaluation and qualification of potential markets, identification of potential lead customers, and developing a strategy for successful market penetration.

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

In addition to the applications with market partners, Nanophase’s end-use manufacturing customers are using its nanomaterial products for DNA Bio-Sensors, water filtration, textile coatings, architectural coatings, optics polishing, LCD screen polishing and other applications.

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

Most of the research and development at Nanophase is directly related to product development for applications. The Company endeavors to either meet specific customer needs or to develop applications solutions to unmet needs in a particular market where its materials may offer a distinct performance advantage. The Company believes that aggressively pursuing applications, inventions and patents generally will help Nanophase maintain its position as a technical and commercial innovator in nanomaterials.

Nanophase’s total research and development expense, which includes all expenses relating to the technology and advanced engineering groups, during the years ended December 31, 2007, 2006 and 2005 was $1,773,565, $2,127,862 and $1,934,528, respectively. This represents the Company’s share of these expenses only and does not take into account amounts spent by our largest customers in support of our partnerships. The Company’s future success will depend in large part upon its ability to keep pace with evolving advanced materials technologies and industry standards. Through the five-year period ended December 31, 2007, the Company has had cumulative research and development expenses of approximately $9.7 million and cumulative expenditures on equipment and leasehold improvements of approximately $4.3 million. These investments in technology and production capacity and capability have helped to take Nanophase from a development stage company to full commercialization.

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

Lean Six-Sigma discipline is part of all of our manufacturing processes and supports the capability to manufacture precisely to application requirements. Unlike traditional quality control systems, Lean Six Sigma provides methods to re-engineer processes to eliminate non-value added steps and create a system that minimizes errors and defects. The Company’s Director of Quality is a certified Six Sigma Master Black Belt. Nanophase requires that its manufacturing supervisors, engineers and technicians are trained and become, at minimum, certified Green Belts.

Nanophase’s operations employ a cellular, team-based manufacturing approach, where workers operate in work “cells,” under a Lean Manufacturing environment to continuously advance and improve production capabilities. The Company’s manufacturing approach and targeted engineering actions have resulted in continuing process innovations and improvements that have reduced the variable manufacturing cost significantly over the past four years. Using Lean Six Sigma discipline, Nanophase has been able to achieve 99% customer service levels with no customer returns over the last five years.

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

As of the date of this report, Nanophase owns or licenses 18 US patents and patent applications consisting of 10 issued or allowed US patents, 7 pending US patent applications, and 1 licensed US patent. The 10 owned US patents consist of 3 for its nanoparticle synthesis process, equipment and products by process, 3 for its surface treatment technologies and 4 for its nanoparticle applications. The Company’s pending US patents consist of 3 for its nanoparticle synthesis process, equipment and products by process, 1 in nanoparticle surface treatments, and 3 in nanoparticle applications. Correspondingly, the Company owns 49 foreign patents and patent applications consisting of 24 issued or allowed foreign patents and 25 pending foreign patents applications. All of the pending and owned foreign patents are counterparts to domestic filings covering its platform of nanotechnologies. The Company’s oldest issued patents will begin to expire in 2009.

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

With respect to larger producers of nanomaterials, while many of these producers do not currently offer directly competitive products, these companies have greater financial and technical resources, larger research and development staffs and greater manufacturing and marketing capabilities and could begin to compete directly against Nanophase. In addition, the number of development-stage companies involved in nanocrystalline materials continues to grow on a global basis, posing increasing competitive risks. Many of these companies are associated with university or national laboratories and use chemical and physical methods to produce nanocrystalline materials. Management believes that most of these companies are engaged primarily in funded research and is not aware that any of them currently have commercial production capabilities; however, they may represent competitive risks in the future. Some development stage companies, especially in other countries, receive significant government assistance. Management anticipates that foreign competition may play a greater role in the nanomaterials arena in the future.

Nanophase believes that its nanomaterial technology and manufacturing platforms are currently at the forefront of nanomaterials production. Relative to potential competition, Nanophase believes it is well positioned with its platform of integrated commercial nanomaterial technologies and its current plans for continual technology improvement and evolution.

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

Nanophase is committed to environmental health and safety (“EH&S”). We comply with all permissible exposure limits standards issued by OSHA. Because nanotechnology remains an emerging and evolving science, there are no currently accepted standards, measurements or personal protective equipment available that are specific to nanoparticle safety. Accordingly, Nanophase relies on nuisance dust standards and general chemical safety practices to identify safe personal protective equipment and appropriate handling protocols. The Company believes that it has taken a leadership position on EH&S in its operations and fugitive emissions, and has internal and external review and monitoring of its practices.

In addition, the Company’s facilities and all of its operations are subject to the plant and laboratory safety requirements of various environmental and occupational safety and health laws. We believe we are in compliance with all such laws and regulations and to date, those regulations have not materially restricted or impeded operations.

Nanophase has taken a responsible, proactive approach to Environmental Health and Safety by implementing appropriate procedures and processes to have its facilities certified to ISO 14001, American National Standard, Environmental Management System Requirements. The Company is also involved with leading industry groups that are defining nanomaterial standards and protocols. These currently include the ASTM International Committee on Nanotechnology, the National Pollution Prevention and Toxics Advisory Committee – TSCA Voluntary Program, the American National Standards Institute (ANSI), and participate in FDA reviews relative to cosmetic applications. The Company has a full-time, advanced degreed professional to manage government regulation compliance and EH&S. Management believes that the Company has an exemplary safety record.

Employees

On January 8, 2007, the Company hired Kevin J. Wenta as its Executive Vice President of Sales and Marketing. He brings twenty years of business development, sales, marketing, finance and operations experience to Nanophase. Prior to joining the company, Mr. Wenta was a Partner at Accenture, a global consultancy. Previous to that he was a General Manager at Eastman Chemical Company and held the position of Director of Corporate Strategy. Previous experience also includes positions at ChemConnect (formerly CheMatch), ARCO and Shell Chemical. Mr. Wenta holds a B.S. degree in Chemical Engineering from the University of Texas at Austin and an M.B.A. from the University of Chicago.

On April 9, 2007, the Company hired David Nelson joined as its Vice President of Sales. He brings over 15 years of business development experience to Nanophase. Immediately prior to joining the Company, Mr. Nelson started and managed the LCD business for Eastman Chemical Company. Prior to that, he was a consultant with Mercer Management Consulting working on corporate strategy development and implementation. Mr. Nelson has also started two consumer goods manufacturing companies and has served as National Sales Manager for Pelouze Scale Company. He holds a B.S. in Marketing from Miami University and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University.

On April 26, 2007, the Company announced that Mr. Daniel S. Bilicki, its then-current Vice President of Sales and Marketing, had left the Company.

On December 31, 2007, the Company had a total of 55 full-time employees, 10 of whom hold advanced degrees. Nanophase has no collective bargaining agreements or relationships.

Backlog

Nanophase does not believe that a backlog as of any particular date is indicative of future results. The Company’s sales are made primarily pursuant to purchase orders for delivery of nanomaterials. Nanophase has some agreements that give customers the right to purchase a specific quantity of nanomaterials during a specified time period. These agreements, however, do not obligate the customers either to purchase any particular quantity of such nanomaterials at all, or in the case where an obligation exists, the risk to the customer for not purchasing nanomaterials is the loss of exclusivity. The quantities actually purchased by the customer, as well as the shipment schedules, are frequently revised during the agreement term to reflect changes in the customer’s needs. The Company does not believe that such agreements are meaningful for determining backlog amounts.

Business Segment and Geographical Information

See Note 16 to the Financial Statements for additional information.

Key Customers

A limited number of key customers account for a substantial portion of the Company’s commercial revenue. In particular, revenue from three customers; BASF, the Company’s customer in architectural coatings and BYK-Chemie, constituted approximately 48.7%, 25.2% and 12.4%, respectively, of the Company’s 2007 total revenue. The Company’s customers are significantly larger than the Company and are able to exert a high degree of influence over the Company. While the Company’s agreements with two customers are long-term agreements, they may be terminated by the customer under certain circumstances with reasonable notice and do not provide any guarantees that these customers will continue to buy the Company’s products. The loss of one of these key customers or the failure to attract new customers could have a material adverse effect on the Company’s business, results of operations and financial condition. See Item 1A. Risk factors for additional discussion.

Forward-Looking Statements

Nanophase wants to provide investors with more meaningful and useful information. As a result, this Annual Report on Form 10-K (the “Form 10-K”) contains and incorporates by reference certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company’s current expectations of the future results of its operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2008 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: a decision by a customer to cancel a purchase order or supply agreement in light of the Company’s dependence on a limited number of key customers; uncertain demand for, and acceptance of, the Company’s nanocrystalline materials; the Company’s manufacturing capacity and product mix flexibility in light of customer demand; the Company’s limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; the Company’s dependence on patents and protection of proprietary information; the resolution of litigation in which the Company may become involved; and other risks set forth under the caption “Risk Factors” below. Readers of this Annual Report on Form 10-K should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

We may not be able to address difficulties encountered by companies in new and rapidly evolving markets.

We were formed in November 1989 and began our commercial nanomaterials operations in January 1997. We have only recently begun to generate a significant amount of revenue from our nanomaterials operations. Because of the early stage of development of our rapidly evolving market, we have limited insight into trends that may emerge and adversely affect our business and cannot be certain that our business strategy will be successful or that it will successfully address these risks. In addition, our efforts to address any of these risks may distract personnel or divert resources from other more important initiatives, such as attracting and retaining customers and responding to competitive market conditions.

We have a history of losses that may continue in the future.

We have incurred net losses in each year since our inception with net losses of $5.38 million in 2005, $5.18 million in 2006 and $3.59 million in 2007. As of December 31, 2007, we had an accumulated deficit of approximately $66.34 million and could expect to continue to incur losses on an annual basis through at least the end of 2008. We believe that our business depends, among other things, on our ability to significantly increase revenue. If revenue fails to grow at anticipated rates or if operating expenses increase without a commensurate increase in revenue, or if we fail to adjust operating expense levels accordingly, then the imbalance between revenue and operating expenses will negatively impact our cash balances and our ability to achieve profitability in future periods.

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

Revenue from BASF Corporation, the Company’s significant customer in architectural coatings and BYK-Chemie, accounted for approximately 86% of total revenue for the year ended December 31, 2007, and revenue from the same three customers accounted for approximately 81% of total revenue in 2006. For the years ended December 31, 2007 and 2006, BASF accounted for 49% and 56% of our total revenue, respectively. If we were to lose, or receive significantly decreased orders from, any of these three customers, then our results of operations could be materially harmed. While our agreements with two of our customers are long-term agreements, they may be terminated by the customer under certain circumstances with reasonable notice and do not provide any guarantees that these customers will continue to buy our products. In addition, while our agreements with BASF contain certain order requirements, the only repercussion under the agreements for missing the order requirements is that we would be freed from the exclusivity obligations under the BASF contracts.

We have been consistently expanding both our marketing and business development efforts and our production efficiency in order to address the issues of our dependence upon a limited amount of customers, enhancement of gross profit and operating cash flows, and the achievement of profitability. We currently have customers that may grow to the point where they generate significant revenues and margins as relationships expand. Given the special nature of our products, and the fact that markets for them are not yet fully developed, it is difficult to accurately predict when additional large customers will materialize. Going forward, the Company’s margins, as a percentage of revenue, will be dependent upon revenue mix, revenue volume, raw materials pricing, and the Company’s ability to continue to cut costs. The extent of the growth in revenue volume and the related gross profit that this revenue generates, will be the main drivers in generating positive operating cash flows and, ultimately, net income.

Any downturn in the markets served by us would harm our business.

A majority of our products are incorporated into products such as sunscreens, architectural coatings, polishing slurries, personal care, and to a lesser extent, medical diagnostics, abrasion-resistant coatings for flooring, and other products. These markets have from time to time experienced cyclical, depressed business conditions, often in connection with, or in anticipation of a decline in general economic conditions. These industry downturns have resulted in reduced product demand and declining average selling prices. Our business would be harmed by any future downturns in the markets that we serve.

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

Additionally, except for our research quantities distribution agreement with Alfa Aesar, these customers generally require exclusive distribution arrangements within the field of application covered by our agreements. The very nature of these strategic relationships limits the distribution of our products to the distribution networks available to and selected by our strategic relationship partners. In addition, the development agreements with some of our larger customers contain provisions that require us to license our intellectual property to these customers on disadvantaged terms and/or sell equipment to these customers in the event that we materially breach these agreements or fail to satisfy certain financial covenants. For example, see “Risk Factors—We may need to raise additional capital in the future.”

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

Many of our significant raw materials come from commodity metal markets that may be subject to rapid price increases. While we generally pass a significant portion of commodity “price-related” increases on to our customers, it is possible that, given our limited customer base and the limited control we have over it, commodity metal prices could increase at such a rate that could hinder our ability to recover lost margins from our customers. It is also possible that such drastic cost increases could render some of our materials uncompetitive in their current marketplaces when considered relative to other materials on a cost benefit basis. If either of these potential results occurred, our financial and liquidity position and results of operations would be substantially harmed.

If a catastrophe strikes either of our manufacturing facilities or if we were to lose our lease for either facility due to non-renewal or other unforeseen events, we may be unable to manufacture our materials to meet customers’ demands.

Our manufacturing facilities are located in Romeoville and Burr Ridge, Illinois. These facilities and some of our manufacturing and testing equipment would be difficult to replace in a timely manner. Therefore, any material disruption at one of our facilities due to a natural or man-made disaster or a loss of lease due to non-renewal or other unforeseen events could have a material adverse effect on our ability to manufacture products to meet customers’ demands. While we maintain property insurance, this insurance may not adequately compensate us for all losses that we may incur and would not compensate us for any interruption in our business.

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

Protection of our intellectual property is limited and uncertain

Our intellectual property is important to our business. We seek to protect our intellectual property through patent, trademark, trade secret protection and confidentiality or license agreements with our employees, customers, suppliers and others. Our means of protecting our intellectual property rights in the United States or abroad may not be adequate and others, including our competitors, may use our proprietary technology without our consent. We may not receive the necessary patent protection for any applications pending with the U.S. Patent and Trademark Office (“USPTO”) and any of the patents that we currently own or license may not be sufficient to keep competitors from using our materials or processes. In addition, patents that we currently own or license may not be held valid if subsequently challenged by others and others may claim rights in the patents and other proprietary technology that we own or license. Additionally, others may have already developed or may subsequently develop similar products or technologies without violating any of our proprietary rights. If we fail to obtain or maintain patent protection or preserve our trade secrets, we may be unable to effectively compete against others offering similar products and services. In addition, if we fail to operate without infringing the proprietary rights of others or lose any license to technology that we currently have or will acquire in the future, we may be unable to continue making the products that we currently make.

Moreover, at times, attempts may be made to challenge the prior issuance of our patents. For example, the USPTO granted multiple third-party requests for re-examination with respect to one patent relating to one of our nanoparticle manufacturing processes. After substantial prosecution of the re-examination, the USPTO on February 5, 2008 issued an Ex Parte Reexamination Certificate wherein the USPTO cancelled all the claims in the one patent that was under reexamination. As a result, our ability to assert infringement claims and suits against others using the same or sufficiently similar technology now has been limited. We currently have pending applications for a continuation patent and a divisional patent reflecting what we believe to be the most critical attributes of this patent. Management believes that these two patent applications have a high likelihood of being granted, given our assessment of feedback from the USPTO. Regardless of the status of this patent and the pending continuation and divisional applications, we will still be able to conduct our business as currently conducted, including our use of the technology that was the subject of the reexamined patent claims. Thus, while we do not agree with the USPTO’s reasons for canceling the claims of the patent, we do not believe that the cancellation of the claims protected by the Company’s patent in question materially alters the competitive environment in which the Company operates or results in a material loss.

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

In the future, we may license certain of our intellectual property, such as trademarks, to third parties. While we would attempt to ensure that any licensees maintain the quality and value of our brand, these licenses might diminish this quality and value.

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

We currently have supply agreements with BASF and RHEM, and a technology development agreement with Altana Chemie, that contain provisions which could potentially result in a mandatory license of technology and sale of production equipment to the customer providing capacity sufficient to meet its production needs. Under our supply agreement with BASF, a “triggering event” also would occur if:

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

If we were determined to have materially breached certain other provisions of our supply agreement with BASF ,our supply agreement with RHEM or our technology development agreement with Altana Chemie, we similarly could be subject to a “triggering event” that potentially could result in a mandatory license of technology and a sale of certain production equipment to the customer.

We believe that we have sufficient cash balances to avoid the first triggering event under the BASF supply agreement for the foreseeable future. If a triggering event were to occur and BASF, RHEM or Altana Chemie elected to proceed with the license and related sale mentioned above, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that would be purchased and removed by the customer pursuant to this triggering event could take six months to a year. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets pursuant to our respective agreements with BASF, RHEM and Altana Chemie. This shortfall might put us in a position where it would be difficult to secure additional funding given what would then be an already tenuous cash position. Such an event would also result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success and would be difficult to quickly replace and train. Given the occurrence of such an event, we might not be able to hire and retrain skilled employees given the stigma relating to such an event and its impact on us. We might elect to effectively reduce our size and staffing to a point where we could remain a going concern in the near term.

Future broad illiquidity expansion in the market for financial instruments could make it difficult to access invested funds.

The Company has made investments in several auction rate securities, representing a significant, although minority portion, of its invested funds. Due to the level of liquidity risk associated with such investments, and the potential level of uncertainty related to changes in the value of such investments if sold under market conditions where supply exceeds demand, it is possible that the Company’s ability to access these funds on short notice without incurring trading losses will be affected. As of this filing, the Company holds approximately $9 million in short-term Treasury Bills which pose minimal liquidity risks. Given that cash used in operations is expected to improve, or remain relatively stable, in 2008 and beyond, it is management’s view that this potential liquidity risk does not represent a significant limitation to the Company’s ability to continue operations for the foreseeable future. The Company’s invested portfolio is also, in management’s view, not at significant valuation risk due to credit ratings concerns.

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

Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to options may be resold pursuant to currently effective registration statements. As of March 3, 2008, there are:

•

18,106,168 shares of common stock that have been issued in registered offerings, upon the exercise of options under our equity incentive plan or in private placements and are freely tradable in the public markets,

•	1,224,683 shares of common stock that may be issued on the exercise of stock options outstanding and exercisable under our current equity incentive plan;

•

906,002 shares of common stock that were issued pursuant to our September 8, 2003 private placement and the related warrant which was exercised on September 2, 2004. The resale of these shares has been registered pursuant to a Registration Statement on Form S-3 which was declared effective by the Securities and Exchange Commission on August 13, 2004; and

•

1,256,281 shares of common stock that were issued pursuant to our March 23, 2004 private placement and may be registered for resale after March 23, 2006 pursuant to a Registration Statement on Form S-3 which was declared effective by the Securities and Exchange Commission on May 18, 2007.

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

As of March 5, 2008, Bradford T. Whitmore, together with his affiliates, Grace Brothers, Ltd. and Grace Investments, Ltd., beneficially owned approximately 19% of the outstanding shares of our common stock. As a result, he has significant influence on matters submitted to our stockholders for approval, including proposals regarding:

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

Dilutive Effect of Private Placements

On September 8, 2003 we sold 453,001 shares of our common stock to Grace Brothers, Ltd. at a purchase price of $4.415 per share together with a warrant to purchase a like number of shares of common stock during the next twelve months also at a price of $4.415 per share. This warrant was exercised on September 2, 2004 to acquire 453,001 newly issued shares of common stock. The share price for the common stock was determined based on the fifteen-day market closing average for our stock ending September 5, 2003. On September 8, 2003 and September 2, 2004 the closing sale price of our common stock as reported on NASDAQ, was $5.50 and $5.49 respectively, per share. On March 23, 2004 we sold 1,256,281 shares of our common stock to Altana Chemie at a purchase price of $7.96 per share. The share price for the common stock was determined based on the ten-day market closing average for our stock ending March 18, 2004. On March 23, 2004 the closing sale price of our common stock, as reported on NASDAQ, was $8.26 per share. On August 25, 2006 we sold 847,918 shares of our common stock to Rohm and Haas Electronics Materials CMP Holdings, Inc. at a purchase price of $5.8968 per share. The share price for the common stock was determined based on the twenty-five-day market closing average for our stock ending August 21, 2006. On August 25, 2006 the closing price of our common stock, as reported on NASDAQ, was $6.71 per share. On July 2, 2007 we sold 1,900,000 shares of our common stock to certain institutional investors at a purchase price of $5.92 per share. The share price for the common stock was determined based on the ten-day volume-weighted average price average for our stock, discounted 4%, for the period ending June 28, 2007. On July 2, 2007 the closing price of our common stock, as reported on NASDAQ, was $6.13 per share. Each of these averages was negotiated with the respective investors in an effort to approximate a market price, given volatility. Each of these issuances of stock, at their respective subsequent closing dates, represented below then-current market pricing (looking only at that closing date for this measurement) and, in that context, had a dilutive effect on existing common stockholders.

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

The Romeoville facility houses the Company’s headquarters, advanced engineering, manufacturing (nanoparticle coating, nanoparticle dispersion, and pilot-scale manufacturing) and three research and development laboratories. All Romeoville manufacturing processes are certified to ISO 9001:2000 and ISO 14001:2004, and the Company’s management believes that the nanoparticle coating used for sunscreens and personal care is in compliance with the cGMP requirements of the FDA.

Nanophase leases both its Romeoville and Burr Ridge facilities. On October 18, 2005 Nanophase entered into a Lease Amendment amending its current lease for its facility in Romeoville, Illinois, which, among other things, extended the term of such lease through December 31, 2015 (with the option to extend the term for two additional five year periods) and granted Nanophase an option to purchase such facility in certain instances. The Company renewed its Burr Ridge facility lease in September 2004 (with the option to extend the term for three additional one-year periods). The initial term of the new lease expired in September 2007. The Company exercised its option to extend the lease for one year, which expires in September 2008.

Management believes that the Company’s leased facilities provide sufficient capacity to fulfill current known customer demand as well as additional space to enable expansion of key production processes. Management also believes that the Company’s capital expenditures made in 2007, and budgeted for 2008, will support currently anticipated demand from existing customers. The Company’s actual future capacity requirements will depend on many factors, including new and potential customer acceptance of the Company’s current and potential nanomaterials and product applications, unknown and currently unplanned growth from existing customers, continued progress in the Company’s research and development activities and product testing programs and the magnitude of these activities and programs.

Item 3.	Legal Proceedings

An unidentified party filed three Petitions to Request a Reexamination of US Patent No. 6,669,823 B1 in the U.S. Patent and Trademark Office, or USPTO. US Patent No. 6,669,823 B1 relates to certain parts of one of the Company’s nanoparticle manufacturing processes, NanoArc® Synthesis. After substantial prosecution of the reexaminations, the USPTO on February 5, 2008 issued an Ex Parte Reexamination Certificate wherein the USPTO cancelled all of the claims in the patent. As a result, the Company’s legal protection of the invention that was subject to the reexamination now has been limited. However, the Company will still be able to conduct its business as currently conducted, including its use of the technology that was the subject of the reexamined patent claims. While the Company does not agree with the USPTO’s reasons for canceling the claims of the patent, the Company does not believe that the cancellation of the claims protected by the Company’s patent materially alters the competitive environment in which the Company operates or results in a material loss.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Global Market under the symbol NANX. The following table sets forth, for the periods indicated, the range of high and low sale prices for the common stock on the NASDAQ Global Market:

	High	Low
Fiscal year ended December 31, 2007:
First Quarter	$6.64	$5.25
Second Quarter	7.46	5.70
Third Quarter	7.25	5.59
Fourth Quarter	7.18	3.05
Fiscal year ended December 31, 2006:
First Quarter	$8.31	$5.46
Second Quarter	8.42	5.10
Third Quarter	7.15	5.50
Fourth Quarter	7.35	5.90

On March 4, 2008, the last reported sale price of the common stock was $3.29 per share, and there were approximately 159 holders of record of the common stock.

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

On July 2, 2007, the Company issued and sold 1,900,000 shares of common stock pursuant to a registration statement filed on May 22, 2007 and declared effective by the SEC on May 31, 2007 to certain institutional investors at a purchase price of $5.92 per share and received gross proceeds of $11.2 million. On August 25, 2006, the Company sold, in a private placement to Rohm and Haas Electronic Materials CMP Holdings, Inc., 847,918 shares of common stock at $5.8968 per share and received gross proceeds of $5.0 million. On March 23, 2004, the Company sold, in a private placement to Altana Chemie AG (“Altana”), 1,256,281 shares of common stock at $7.96 per share and received gross proceeds of $10.0 million. In accordance with the terms of such private placement, on February 5, 2007, the Company filed a registration statement for such 1,256,281 shares of common stock and declared effective by the SEC on May 18, 2007. On January 22, 2004, the Company filed a universal shelf registration statement with the Securities and Exchange Commission to allow Nanophase to offer up to $15.0 million of Nanophase securities, in the form of common stock or various types of debt securities, in the future. In August 2004, the Company withdrew its universal shelf offering due to unfavorable market conditions and the Company’s adequate cash position to cover expected growth through 2006.

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

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options and rights under all of our existing compensation plans on December 31, 2007, including the 1992 Amended and Restated Stock Option Plan and the 2001 and the Amended 2004 Equity Compensation Plan and the 2005 Non-Employee Director Restricted Stock Plan.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights		(b) Weighted Average Exercise Price of Outstanding Options and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))		(d) Total of Securities Reflected in Columns (a) and (c)
Plans Approved by Shareholders	1,672,214	(1)	$5.84	852,231	(2)	2,524,445
Plans Not Approved by Shareholders	None		$—	None		—

(1)	Consists of the 1992 Amended and Restated Stock Option Plan, the 2001 and the Amended 2004 Equity Compensation Plans, and shares of authorized but unissued Preferred Stock
(2)	Consists of shares available for future issuance under the Amended 2004 Equity Compensation Plan and the 2005 Non-Employee Director Restricted Stock Plan.

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total returns for the Company, the NASDAQ Market Composite Index and an index of peer companies selected by the Company during the period commencing on January 1, 2003 and ending on December 31, 2007. The comparison assumes $100 was invested on January 1, 2003 in the Common Stock, the NASDAQ Market Composite Index and the peer companies selected by the Company and assumes the reinvestment of all dividends, if any.

Comparison of Cumulative Total Returns

Measurement Date	1/1/03	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Nanophase Technologies Corporation	$100.00	286.88	314.54	200.35	211.70	134.75
NASDAQ	$100.00	150.01	162.89	165.13	180.85	198.60
Peer Group	$100.00	262.95	277.31	358.61	410.89	597.16

The companies in this peer grouping, both of which are advanced materials or advanced technologies companies, are Landec Corporation and WSI Industries, Inc. The Company believes these companies are generally compatible to Nanophase with respect to their businesses, stages of development and market capitalization. As Nanophase has developed, management believes that a broader selection of companies, specifically involved in nanotechnology and advanced materials marketing, will assist in presenting comparative data for investor evaluation. Unfortunately, many of the existing indices have not existed long enough to provide five years worth of comparative data as required in the table and chart above. Management has provided supplementary information in the table below in adoption of new comparative metrics as more substantial historical information becomes available.

Supplementary Information

Comparison of Cumulative Total Returns

Measurement Date	3/16/05	12/31/05	12/31/06	12/31/07
Nanophase Technologies Corporation	$100.00	104.63	110.56	70.37
NASDAQ	$100.00	109.40	119.82	131.58
LUX Nanotech Index*	$100.00	99.80	106.10	94.43
Punk Ziegel Nanotechnology Index	$100.00	91.62	84.12	71.36

*	First available data was March 16, 2005

The LUX Nanotech Index is designed to identify a group of companies involved in developing, manufacturing and funding nanotechnology applications. The Punk Ziegel Nanotechnology Index provides a measure of the stock performance of public companies participating in the nanotechnology sector. While neither nanotechnology index represents a group of companies that is perfectly analogous to Nanophase and neither has data available back to January 1, 2003, we believe theses indices will assist investor analysis of Company performance.

Item 6.	Selected Financial Data

The following selected financial data is qualified by reference to, and should be read in conjunction with, the financial statements and related notes thereto appearing elsewhere in this Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data set forth below as of, and for, each of the years in the five-year period ended December 31, 2007 have been derived from the audited financial statements of the Company.

	Years Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Product revenue	$11,766,565	$8,612,705	$6,444,444	$4,253,478	$4,880,313
Other revenue	442,543	378,133	357,463	954,456	566,348

Total revenue	12,209,108	8,990,838	6,801,907	5,207,934	5,446,661
Cost of revenue	9,032,187	7,057,707	5,827,719	5,125,216	5,205,065

Gross profit	3,176,921	1,933,131	974,188	82,718	241,596
Research and development expense	1,773,565	2,127,862	1,934,528	1,929,348	1,906,791
Selling, general and administrative expense	5,427,863	5,302,836	4,422,011	4,361,357	4,095,877
Lease accounting adjustment	—	—	279,810	—	—

Loss from operations	(4,024,507)	(5,497,567)	(5,662,161)	(6,207,987)	(5,761,072)
Interest income	661,512	366,701	295,935	171,582	67,992
Interest expense	(154,515)	(52,469)	(50,273)	(74,277)	(109,889)
Other, net	(73,660)	5,505	32,888	(306,273)	5,319
Provision for income taxes	—	—	—	(30,000)	(30,000)

Net loss	$(3,591,170)	$(5,177,830)	$(5,383,611)	$(6,446,955)	$(5,827,650)

Net loss per share-basic and diluted	$(0.18)	$(0.28)	$(0.30)	$(0.37)	$(0.38)

Weighted average number of basic and diluted common shares outstanding	20,038,868	18,344,334	17,937,932	17,266,228	15,391,537

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$563,075	$132,387	$340,860	$475,185	$399,999
Investments	16,145,844	8,434,793	8,168,092	11,155,126	4,562,364
Working capital	17,502,619	9,201,677	9,210,435	11,953,699	5,313,781
Total assets	27,686,885	19,743,745	18,173,344	21,792,295	16,242,819
Long-term obligations	1,543,937	1,434,259	1,265,875	—	263,669
Total stockholders’ equity	24,075,371	15,825,447	14,920,012	19,982,490	13,719,087

Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Total revenue	$2,906,437	$4,125,508	$2,554,123	$2,623,040
Gross Profits	713,162	1,514,259	541,185	408,315
Loss from operations	(1,221,261)	(296,703)	(1,160,975)	(1,345,568)
Net loss	(1,224,027)	(241,426)	(963,147)	(1,162,570)
Basic and diluted loss per share	(0.06)	(0.01)	(0.05)	(0.06)

2006
Total revenue	$2,005,568	$2,390,902	$2,425,790	$2,168,578
Gross Profits	337,817	544,224	720,065	331,025
Loss from operations	(1,596,783)	(1,184,312)	(973,673)	(1,742,799)
Net loss	(1,543,254)	(1,138,991)	(915,713)	(1,579,872)
Basic and diluted loss per share	(0.09)	(0.06)	(0.05)	(0.08)

2005
Total revenue	$1,613,382	$2,084,725	$1,674,614	$1,429,186
Gross Profits	168,882	490,461	207,824	107,021
Loss from operations	(1,468,701)	(1,179,972)	(1,602,239)	(1,411,249)
Net loss	(1,415,540)	(1,087,963)	(1,534,707)	(1,345,401)
Basic and diluted loss per share	(0.08)	(0.06)	(0.09)	(0.07)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Nanophase is a nanomaterials developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterials for use in a variety of diverse markets: sunscreens, architectural coatings, industrial coatings, ingredients, personal care, abrasion-resistant applications, antimicrobial products, plastics additives, water filtration, DNA biosensors and a variety of polishing applications, including semiconductors and optics. The Company targets markets in which it feels practical solutions may be found using nanoengineered products. The Company works closely with leaders in these target markets to identify their material and performance requirements and market its own materials to various end-use applications manufacturers. Newer developed technologies have made certain new products possible and opened potential new markets. With the commercialization of the Company’s NanoArc® synthesis and new dispersion technologies in 2002, and the expansion of these capabilities in 2003 and 2004, Nanophase has been focusing on penetrating the chemical-mechanical-planarization (“CMP”) and fine polishing markets. CMP is the process of polishing various types of integrated circuits or chips to be used in various commercial electronics applications. Management believes that the Company’s inroads in the CMP and fine polishing markets would have been very difficult without the Company being able to produce its materials to exacting specifications verified by in-house and customer-based testing. Management expects growth in end-user (customers of Nanophase’s customers) adoption in 2008 and beyond and revenue growth in both of these areas to follow in 2008. Additionally, the Company feels that its exclusive relationship with Altana Chemie AG (“Altana”), a global ingredients supplier to various coatings industries, may lead to growth in several of its abrasion-resistant applications in the marketplace. In May of 2005, BASF announced the introduction of a new coated sunscreen material. This material incorporated a new coating developed by Nanophase which, management believes, should help expand sales in the European and Asian markets with future revenue growth expected. Management further expects that we will develop additional customers to help us achieve growth in 2008 and beyond.

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

On November 3, 2005, BYK-Chemie USA, a subsidiary of Altana and a customer of Nanophase, lent $1,597,420 to Nanophase pursuant to the terms of a Promissory Note effective October 27, 2005. This loan was for the purchase and installation of additional dispersion capacity and an additional NanoArc® synthesis reactor to allow both for quicker material and application development, which should help to speed market penetration, and the ability to fulfill orders on a commercial scale for additional materials in varying media. The equipment was commissioned on November 1, 2006.

From its inception in November 1989 through December 31, 1996, the Company was in the development stage. During that period, the Company primarily focused on the development of its manufacturing processes in order to transition from laboratory-scale to commercial-scale production. As a result, the Company developed an operating capacity to produce significant quantities of its nanomaterials for commercial sale. The Company was also engaged in the development of commercial applications and formulations and the recruiting of marketing, technical and administrative personnel. Since January 1, 1997, the Company has been engaged in commercial production and sales of its nanomaterials, and the Company no longer considers itself in the development stage. From inception, the Company was primarily capitalized through the private offerings of approximately $32.0 million of equity securities prior to its initial public offering, its initial public offering of $28.8 million of common stock in November of 1997, its private offering of $6.2 million of common stock in May of 2002, its private offering of $1.95 million of common stock in September of 2003, its receipt of a customer’s equity investment of $9.3 million in March 2004 and its private offering of $1.95 million of common stock in September of 2004 (through the conversion of warrants that were attached to its September 2003 offering), its receipt of a customer’s equity investment of $4.9 million in August 2006 and its offering of $10.5 million of common stock in July 2007 pursuant to a registration statement declared effective by the SEC on May 31, 2007, each net of issuance costs. The Company has incurred cumulative losses of $66.3 million from inception through December 31, 2007.

Critical Accounting Policies

Investments are classified by the Company at the time of purchase for appropriate designation and are reevaluated as of each balance sheet date. The Company’s policy is to classify money market funds and certificates of deposit as investments. These investments are classified as held-to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to maturity securities are stated at amortized cost and are adjusted to maturity for the amortization of premiums and accretion of discounts. Such adjustments for amortization and accretion are included in interest income. The Company has also made investments in auction rate securities (“ARS”). The investments have been classified as available for sale securities. Investments classified as available for sale securities are recorded at market value using the specific identification method; unrealized gains and losses (excluding other-than-temporary impairments) are reflected in other comprehensive income (“OCI”). Due to the nature of the Company’s investments being short-term, the fair value of these investments approximates their cost, accordingly, no unrealized gains or losses have been reflected in OCI.

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

Please see Notes 2 and 3 to the financial statements, “Summary of Significant Accounting Policies” for a further discussion of liquidity issues.

Results of Operations

Years Ended December 31, 2007 and 2006

Total revenue increased to $12,209,108 in 2007, compared to $8,990,838 in 2006. A substantial majority of the Company’s revenue for the year ended December 31, 2007 is from the Company’s three largest customers. See Note 15 to the Financial Statements for additional information regarding the revenue the Company derived from these three customers for the year ended December 31, 2007. Product revenue increased to $11,766,565 in 2007, compared to $8,612,705 in 2006. The increase in product revenue was primarily attributed to increased sales to its three significant customers; BYK-Chemie, our architectural coatings customer and BASF, the Company’s largest customer. The Company and its largest customer currently have a technology agreement in place that has led to the joint development of the second generation of sunscreen nanomaterials for other potential personal care applications.

Other revenue increased to $442,543 in 2007, compared to $378,133 in 2006. This increase was primarily attributed to the Company recognizing deferred revenue in connection with its promissory note to BYK Chemie partially offset by decreases in shipping revenue.

The majority of the total revenue generated during the year ended December 31, 2007 was from the Company’s largest customers in the healthcare (sunscreens) market, from an application in architectural coatings (the Company’s second largest customer) and from sales to BYK-Chemie for a variety of materials.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $9,032,187 in 2007, compared to $7,057,707 in 2006. The increase in cost of revenue was generally attributed to increased revenue volume and, to a lesser extent, inefficiencies due to an abundance of smaller lots produced consisting of a series of products to support initial volume growth in BYK-Chemie. Improvements to gross margins were primarily due to increased revenue volume and favorable product mix. Nanophase expects to continue new nanomaterial development, primarily using its NanoArc® synthesis and dispersion technologies, for targeted applications and new markets through 2008 and beyond. At current revenue levels the Company has generated a positive gross margin. The Company’s margins have been somewhat impeded by not having enough revenue to absorb the manufacturing overhead that is required to work with current customers and the new ones the Company expects to have. Management believes that the current fixed manufacturing cost structure is sufficient to support significantly higher levels of production, given current revenue mix and resultant product revenue. The extent to which the Company’s margins continue to grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, the

Company’s ability to continue to cut costs and the Company’s ability to pass market raw materials increases on to its customers. As product revenue volume increases, this will result in more of the Company’s fixed manufacturing costs being absorbed, leading to increased margins. The Company expects to continue to focus on reducing its controllable variable product manufacturing costs through 2008 and beyond, with potential offsetting increases in the commodity metals markets but may or may not continue to see absolute dollar gross margin growth through 2008 and beyond, dependent upon the factors discussed above. Additionally, the Company’s overall margin growth has been slowed by the fact that, while commodity metal prices have increased and the Company has been able to recover much of those price increases, the Company has not been able to recover typical overhead and profit that the Company otherwise would without the increases in the commodity metal prices.

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

Research and development expense decreased to $1,773,565 in 2007, compared to $2,127,862 in 2006. The decrease in research and development expense was largely attributed to decreases in expenses relating to process and new materials development and compensation expense. The Company does not expect research and development expense to increase significantly in 2008.

Selling, general and administrative expense increased to $5,427,863 in 2007, compared to $5,302,836 in 2006. The net increase was primarily attributed to increases in salary expense, consulting fees, franchise tax and travel expenses. These increases were partially offset by decreases in recruiting and relocation expenses, audit, directors and officers insurance and license fees.

Interest income increased to $661,512 in 2007, compared to $366,701 in 2006. These increases were primarily due to increases in funds available for investment, largely composed of the July 2, 2007 equity investment from certain institutional investors which resulted in net proceeds of approximately $10.5 million.

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

Other revenue increased to $378,133 in 2006, compared to $357,463 in 2005. This increase was primarily attributed to the Company recognizing deferred revenue in connection with its promissory note to BYK-Chemie and increases in shipping revenue partially offset by decreases in purchased supplies.

The majority of the total revenue generated during the year ended December 31, 2006 was from the Company’s largest customers in the healthcare (sunscreens) and its new significant customer (2006’s second largest customer) for application in architectural coatings as described above.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $7,057,707 in 2006, compared to $5,827,719 in 2005. The increase in cost of revenue was generally attributed to increased revenue volume and increases in commodity metals pricing and was partially offset by the Company’s continued efficiencies in reducing its remaining variable manufacturing costs on nanomaterials. Improvements to gross margins were primarily due to increased revenue volume, favorable product mix and the completion of a series of process improvements that increased PVS reactor output by 38% in conjunction with a re-engineering program that had reduced the expected operational labor cost by 24% on high volume PVS-produced nanomaterials in 2005. These gains were somewhat offset by increases in commodity metal prices, a major component of the Company’s raw material costs. Nanophase expects to continue new nanomaterial development, primarily using its NanoArc® synthesis and dispersion technologies, for targeted applications and new markets in 2007. At current revenue levels the Company has generated a positive gross margin. The Company’s margins have been somewhat impeded by not having enough revenue to absorb the manufacturing overhead that is required to work with current customers and the new ones the Company expects to have. Management believes that the current fixed manufacturing cost structure is sufficient to support significantly higher levels of production and resultant product revenue. The extent to which the Company’s margins continue to grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, the Company’s ability to continue to cut costs and the Company’s ability to pass market raw materials increases on to its customers. As product revenue volume increases, this will result in more of the Company’s fixed manufacturing costs being absorbed, leading to increased margins.

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

Research and development expense increased to $2,127,862 in 2006, compared to $1,934,528 in 2005. The increase in research and development expense was largely attributed to stock compensation expense (non-cash), the enhancement of existing processes and outside testing expenses. These increases were partially offset by the capitalization of payroll related to the installation of dispersion equipment and a NanoArc® Synthesis Reactor supported by the previously discussed loan from BYK-Chemie USA and decreases in materials and supplies expense.

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

A lease accounting adjustment of $279,810 was made in the third quarter of 2005. This charge was due to the Company correcting an error in its prior accounting practices to conform the lease term used in calculating straight-line rent expense with the useful lives used to amortize improvements on leased property. See Note 18 to the Financial Statements for additional information.

Interest income increased to $366,701 in 2006, compared to $295,935 in 2005. These increases were primarily due to increases in investment yields in 2006.

Inflation

Management believes inflation has not had a material effect on the Company’s operations or on its financial position. However, supplier price increases and wage and benefit inflation, both of which represent a significant component of the Company’s costs of operations, may have a material effect on the Company’s operations and financial position in 2008 and beyond, if the Company is unable to pass through those increases under its present contracts, or through to its markets in general.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and investments amounted to $16,708,919 on December 31, 2007, compared to $8,567,180 on December 31, 2006. The net cash used in the Company’s operating activities was $1,637,751, $3,186,096 and $4,408,535 for the years ended December 31, 2007, 2006 and 2005, respectively. Net cash used in investing activities, which is due to purchases of securities and capital expenditures and partially offset by sales of securities, amounted to $9,159,022 and $2,445,690 for the years ended December 31, 2007 and 2006, respectively compared to $2,440,792 of net cash provided by for the year ended December 31, 2005. Capital expenditures amounted to $1,226,736, $2,013,810 and $292,692 for the years ended December 31, 2007, 2006 and 2005, respectively. Net cash provided by financing activities is primarily due to the Company securing financing through an equity investment in July 2007 and, to a lesser extent, by the issuance of shares of common stock pursuant to the exercise of stock options, partially offset by principal payments on capital lease obligations amounting, in total, to $11,227,461 for the year ended December 31, 2007. Net cash provided by financing activities is primarily due to the Company securing financing through an equity investment in August 2006 and, to a lesser extent, by the issuance of shares of common stock pursuant to the exercise of stock options and borrowings for equipment, partially offset by principal payments on debt and capital lease obligations amounting, in total, to $5,423,313 for the year ended December 31, 2006. Net cash provided by financing activities, is primarily due to a loan from BYK-Chemie (See discussion below), the issuance of shares of common stock pursuant to the exercise of options, partially offset by principal payments on debt and capital lease obligations, amounting, in total, to $1,833,418 for the year ended December 31, 2005.

On July 2, 2007, the Company issued and sold 1,900,000 shares of common stock pursuant to a registration statement filed on May 22, 2007 and declared effective by the SEC on May 31, 2007 to certain institutional investors at a purchase price of $5.92 per share, for an aggregate purchase price of $11.2 million and net proceeds of approximately $10.5 million.

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

On March 23, 2004, the Company sold, in a private placement to Altana Chemie AG (“Altana”), 1,256,281 shares of common stock at $7.96 per share and received gross proceeds of $10.0 million. In accordance with the terms of such private placement, on February 5, 2007, the Company filed a registration statement for such 1,256,281, which was declared effective by the SEC on May 18, 2007. On September 8, 2003, the Company secured equity funding through a private placement offering with Grace Brothers, Ltd., its largest investor. The Company issued 453,001 shares of additional common stock at $4.415 per share and received gross proceeds of $2.0 million. Grace Brothers, Ltd. also had the right to purchase an additional 453,001 shares for an additional $2.0 million pursuant to the terms of a warrant issued in such private placement. In accordance with the terms of such private placement, on June 7, 2004, the Company filed a registration statement for such 453,001 shares and the additional 453,001 shares issuable upon exercise of the warrant which registration statement was declared effective on August 13, 2004. On September 2, 2004, Grace Brothers, Ltd. exercised its warrant rights to acquire 453,001 newly issued shares of common stock and the Company received $2.0 million in gross proceeds. On May 29, 2002, the Company secured equity funding through a private placement offering. The Company issued 1.37 million shares of additional common stock at $5.00 per share and received gross proceeds of $6.85 million. Net proceeds were approximately $6.2 million after commissions, legal, accounting and other costs. The Company used the remaining proceeds from the foregoing offerings to fund expected growth in new markets as well as to provide for expanded working capital needs expected to arise as sales volume grows and pay existing debts.

The Company’s supply agreement with its largest customer contains several financial covenants which could potentially impact the Company’s liquidity. The most restrictive financial covenants under this agreement require the Company to maintain a minimum of $2.0 million in cash, cash equivalents and investments and that the Company not have the acceleration of any debt maturity having a principal amount of more than $10,000,000, in order to avoid triggering a transfer of technology and equipment to the Company’s largest customer. The Company had approximately $16.7 million in cash, cash equivalents and investments and debt net of unamortized debt discount of less than $1.6 million on December 31, 2007. This supply agreement and its covenants are more fully described in Note 15 to the Company’s Financial Statements. See “Risk Factors—We may need to raise additional capital in the future”.

In November 2000, the Company executed a three-year promissory note, held by the Company’s largest customer, in the amount of $1,293,895 for the construction of additional production capabilities at the Company’s Romeoville, Illinois facility. This debt was fully paid in the second quarter in 2006.

The Company believes that cash from operations, the net proceeds of $10.5 million from its July 2, 2007 Offering, and cash, cash equivalents and investments on hand and interest income thereon, will be adequate to fund the Company’s operating plans for the foreseeable future. The Company’s actual future capital requirements in 2008 and beyond will depend, however, on many factors, including customer acceptance of the Company’s current and potential nanomaterials and product applications, continued

progress in the Company’s research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand the Company’s manufacturing capabilities and to market and sell the Company’s materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with the Company’s existing customers. The Company expects that capital spending relating to currently known capital needs for 2008 will be approximately $700,000, but could be even greater due to the factors discussed above.

As of March 4, 2008, the Company’s remaining investments in auction rate securities totaled $6 million, which were purchased subsequent to year-end. These three auction rate securities (“ARS”) in the Company’s investment portfolio have experienced “failed auctions” due to a lack of available buyers for them on their expected auction dates. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. Despite these failed auctions, there have been no defaults on the underlying securities and investment income on these ARS holdings. They have been issued through the Federal Family Education Loan Program (“FFELP” or “FFELPs Loans”) and carry an AAA credit rating. These FFELPs Loans are guaranteed to 97% of their $6 million value by the Department of Education, limiting any credit risk relating to these securities. Although a liquidity short-fall may exist from auction to auction, the Company is not aware of any changes to ratings or other indicators of a permanent decline in value. Accordingly, the Company believes that the carrying value of investments approximates fair value.

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

On December 31, 2007, the Company had a net operating loss carryforward of approximately $72.8 million for income tax purposes. Because the Company may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2008 and 2027. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, the Company has concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. During the year ended December 31, 2006, the Company’s foreign tax credit carryforward of $156,000 expired.

Contractual Obligations

The following table highlights the Company’s contractual obligations as of December 31, 2007:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$1,597,420	$—	$1,597,420	$—	$—
Operating Leases	$6,813,450	438,515	974,400	1,034,400	4,366,135
Capital Leases	$74,540	43,110	31,430	—	—
Unfulfilled Purchase Orders	$687,605	687,605	—	—	—

Totals	$9,173,015	$1,169,230	$2,603,250	$1,034,400	$4,366,135

Off—Balance Sheet Arrangements

The Company has not created, and is not party to, any special—purpose or off—balance sheet entities for the purposes of raising capital, incurring debt or operating the Company’s business. Nanophase does not have any off—balance sheet arrangements or relationships with entities that are not consolidated into the Company’s financial statements that are reasonably likely to materially affect Nanophase’s liquidity or the availability of capital resources.

Credit Environment

In fiscal year 2007, the credit markets were volatile and have experienced a shortage in overall liquidity in the sub-prime lending industry. The Company neither engages in any business activities in the mortgage industry, nor does it hold mortgage-backed securities in its investment portfolio. The Company believes it has sufficient liquidity from its cash and investment accounts and from cash provided by operations. Please see Notes 2 and 3 to the financial statements, “Summary of Significant Accounting Policies” for a further discussion of liquidity issues.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The only financial instruments that the Company holds are investments of a short-term duration. Management does not believe that the Company currently has material market risk relating to its investments.

Item 8.	Financial Statements and Supplementary Data

The financial statements, with the report of independent auditors, listed in Item 15 are included in this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure controls

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.

Internal control over financial reporting

The Company’s management, including the CEO and CFO, confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report

Management’s report and the Report of independent registered public accounting firm on internal control over financial reporting are set forth in Part IV, Item 15 of this Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

Set forth below is certain information regarding the directors of the Company.

Name	Age	Position with Company	Served as Director Since	Term Expires	Class
James A. Henderson	73	Director	2001	2010	I

James A. McClung, Ph.D.	70	Director	2000	2010	I

R. Janet Whitmore	53	Director	2003	2010	I

Richard W. Siegel, Ph.D.	70	Director	1989	2008	II

Joseph E. Cross	60	Director, President and Chief Executive Officer	1998	2008	II

George A. Vincent, III	63	Director	2007	2008	II

Donald S. Perkins	80	Chairman of the Board of Directors	1998	2009	III

Jerry K. Pearlman	68	Director	1999	2009	III

Mr. Henderson has served as a director of the Company since July 2001. He retired as Chairman and Chief Executive Officer of Cummins Engine Company in December 1999, after joining the company in 1964. Mr. Henderson became President and Chief Operating Officer of Cummins in 1977, was promoted to President and Chief Executive Officer in 1994 and served as Chairman and Chief Executive Officer from 1995 until his retirement in 1999. Mr. Henderson attended Culver Military Academy, holds an A.B. in public and international affairs from Princeton University and an M.B.A. from Harvard Business School. Mr. Henderson also currently serves as a member of the Board of Directors of AT&T Inc. He serves as Chairman of the Board of the Culver Education Foundation and is a past Chair of the Executive Committee of the Princeton University Board of Trustees.

Mr. McClung has served as a director of the Company since February 2000. He retired as Senior Vice President and executive officer for FMC Corporation, a leading producer of a diversified portfolio of chemicals and machinery. He has over 30 years of international business development experience in over 75 countries, having managed and developed new technologies and production processes for diversified global businesses, including specialized chemicals and machinery, while living in the United States, Europe and Africa. Mr. McClung currently serves as Corporate Board member of Alticor (Amway), NCCI and Hu-Friedy. He was a founding member of the U.S.-Russia Business Council and is active in other international business organizations, such as the Japan American Society, Chicago Council of Foreign Relations and the Economic Club of Chicago. He serves as a board director at Thunderbird School of Global Management and the College of Wooster (Ohio). Mr. McClung earned a Bachelor’s degree from the College of Wooster, a Master’s degree from the University of Kansas and a Doctorate from Michigan State University.

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

Mr. Vincent has served as a Director of the Company since November 2007. He is currently Chairman and Commercial Development Officer of The HallStar Company, where he served as CEO for twenty years. HallStar is a chemical manufacturer and innovator specializing in material science, marketing its products worldwide, primarily into the polymer and personal care industries. Prior to HallStar, Mr. Vincent held positions in purchasing, sales, commercial development and strategic planning with FMC Corporation (chemicals) and General Electric Company (chemicals and plastics). Mr. Vincent has served as Chairman of the Illinois Manufacturers’ Association (IMA) and the Chemical Industry Council of Illinois (CICI), as well as Director of the American Chemistry Council (ACC). Mr. Vincent serves on the Boards of several closely-held companies in the chemicals and materials industry sector. Mr. Vincent holds a Bachelor of Science degree in Chemistry from Dartmouth College and an MBA degree from Harvard Business School.

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

Mr. Perkins has served as a director of the Company since February 1998. Mr. Perkins retired from Jewel Companies, Inc., the retail supermarket and drug chain, in 1983. He had been with Jewel since 1953, serving as President from 1965 to 1970, as Chairman of the Board of Directors from 1970 to 1980, and as Chairman of the Executive Committee until his retirement. He has served on a number of corporate boards and is currently a director of LaSalle Hotel Properties and La Salle U.S. Realty Income and Growth Fund III. For more than 30 years, he has served on corporate boards including AT&T, Aon, Corning, Cummins Engine, Eastman Kodak, Firestone, Inland Steel Industries, Kmart, Lucent Technologies, The Putnam Funds, Springs Industries and Time-Warner, Inc. He has served as a Trustee of The Ford Foundation and The Brookings Institution, as a member of The Business Council and as a Protector of the Thyssen-Bornemisza Continuity Trust. Mr. Perkins is a life trustee and was Vice Chairman of the Board of Trustees of Northwestern University. He is also a member of the Civic Committee of The Commercial Club of Chicago, and Advisory Boards for Blue Ridge Partners, Shields-Meneley, Syrus, RoundTable Healthcare Partners L.P., Northwestern University’s School of Communication and its School of Education and Social Policy. Mr. Perkins holds a B.A. degree from Yale University and an M.B.A. degree from the Harvard Graduate School of Business Administration.

Mr. Pearlman has served as a director of the Company since April 1999. Mr. Pearlman retired as Chairman of Zenith Electronics Corporation in November 1995. He joined Zenith as controller in 1971 and served as chief executive officer from 1983 through April 1995. Mr. Pearlman is currently a director of Smurfit Stone Container Corporation. He is a life trustee of Northwestern University and a life director and past chairman of the board of Evanston Northwestern Healthcare. Mr. Pearlman graduated from Princeton with honors from the Woodrow Wilson School and from Harvard Business School with highest honors.

Meetings of the Board and Committees — During the year ended December 31, 2007, the Board of Directors held ten formal meetings. No director missed more than one board and committee meeting held during 2007 (for all committees on which a particular director served).

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

The Audit and Finance Committee generally has responsibility for retaining the Company’s independent public auditors, reviewing the plan and scope of the accountants’ annual audit, reviewing the Company’s internal control functions and financial management policies and reporting to the Board of Directors regarding all of the foregoing. The Audit and Finance Committee held six formal meetings in 2007. The Board of Directors has determined that Mr. Pearlman, Mr. Perkins and Mr. Henderson, all of whom serve on the Audit and Finance Committee, are “audit committee financial experts” as described in applicable SEC rules. Each member of the Audit and Finance Committee is independent, as defined in Rule 4200(a) (15) of the National Association of Securities Dealers’ listing standards and applicable SEC rules.

The Compensation and Governance Committee generally has responsibility for establishing executive officer and key employee compensation, reviewing and establishing the Company’s executive compensation and general corporate governance policies and reporting to the Board of Directors regarding the foregoing. The Compensation and Governance Committee also has responsibility for administering the Amended 2004 Equity Compensation Plan and the 2006 Stock Appreciation Rights Plan, determining the number of options, if any, to be granted to the Company’s employees and consultants pursuant to the Amended 2004 Equity Compensation Plan and reporting to the Board of Directors regarding the foregoing. The Compensation and Governance Committee held four formal meetings in 2007.

The Nominating Committee generally has responsibility for nominating candidates to serve on the Board of Directors. All members of the Nominating Committee are independent. The Nominating Committee was formed in 2004 and held three formal meetings in 2007.

EXECUTIVE OFFICERS

Set forth below is certain information regarding the executive officers of the Company who are not identified above as directors.

Name	Age	Position
Jess Jankowski	42	Chief Financial Officer, Vice President of Finance, Secretary and Treasurer

Kevin J. Wenta	44	Executive Vice President- Sales and Marketing

Robert Haines	57	Vice President -- Operations

Richard W. Brotzman, Ph.D.	54	Vice President -- Research and Development

Mr. Jankowski has served as Controller of the Company since joining in 1995. He was elected Secretary and Treasurer in November 1999, Acting Chief Financial Officer in January 2000, Vice President in April of 2002 and Vice President of Finance and Chief Financial Officer in April of 2004. From 1990-1995 he served as Controller for two building contractors in the Chicago area. From 1986 to 1990 he worked for Kemper Financial Services in their accounting control corporate compliance unit, serving as unit supervisor during his last two years. Mr. Jankowski holds a B.S. in accountancy from Northern Illinois University, an M.B.A. from Loyola University, is a registered CPA in the State of Illinois. He has served on the advisory board of NITECH (Formerly WESTEC), an Illinois Technology Enterprise Center focusing on the commercialization of advanced manufacturing technologies, since 2003. Mr. Jankowski has been an active member of the AeA Midwest CFO Committee since 2006. He was appointed to the Romeoville Economic Development Commission in 2004.

Mr. Wenta joined the Company on January 8, 2007 as its Executive Vice President of Sales and Marketing. He brings twenty years of business development, sales, marketing, finance and operations experience to Nanophase. Prior to joining the Company, Mr. Wenta was a Partner at Accenture, a global consultancy. Previous to that, he was a General Manager at Eastman Chemical Company and held the position of Director of Corporate Strategy. Previous experience also includes positions at ChemConnect (formerly CheMatch), ARCO and Shell Chemical. Mr. Wenta holds a B.S. degree in Chemical Engineering from the University of Texas at Austin and an M.B.A. degree from the University of Chicago.

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

Dr. Brotzman joined the Company in July 1994 as a senior scientist and served as Vice President -- Research and Development of the Company since July 1996. In November 2007, he was appointed as the Company’s Chief Technology Officer. He is the inventor of much of the Company’s coating technology. Dr. Brotzman has more than 20 years experience in research and development of advanced materials leading to new products. His technical areas of expertise include interfacial adhesion and chemistry, self-assembled polymeric coatings, nanosized inorganic powders, powder processing, reactive coupling agents, solgel derived protective coatings, non-destructive evaluation of composites, neo-debye relaxation in green inorganic gels, asymmetric membranes and plasma processing. From January 1991 to July 1994, Dr. Brotzman served as Director of Research at TPL, Inc., an advanced materials company. He holds a B.S. degree in chemical engineering from Lafayette College, an M.S. degree in engineering and applied science from the University of California, Davis and a Ph.D. in chemistry from the University of Washington.

The Board of Directors elects executive officers annually and such executive officers, subject to the terms of certain employment agreements, serve at the discretion of the Board of Directors. Messrs. Cross, Jankowski, Wenta, Haines and Dr. Brotzman each have employment agreements with the Company. See Item 11 below. There are no family relationships among any of the directors or officers of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers (as defined under Section 16), directors and persons who beneficially own greater than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the forms it has received and on written representations from certain reporting persons that no such forms were required for them, the Company believes that during 2007, all Section 16 filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons.

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

The Compensation Committee reviews the achievement of corporate goals and individual contributions to our success. The Compensation Committee relies on judgment and not upon rigid guidelines or formulas in determining the amount or mix of compensation elements for each executive officer. Factors affecting their judgment include performance compared to strategic goals, the nature of the executive officer’s responsibilities and the executive officer’s effectiveness in leading our initiatives to achieve our goals. Our Chief Executive Officer, Mr. Joseph E. Cross, as the manager of the members of the executive team, assesses the executives’ individual contributions to their respective departmental goals and makes recommendations to the Compensation Committee with respect to increases in base salary, discretionary bonus and long-term incentive awards, for each member of the executive team, other than himself. The Compensation Committee evaluates, discusses, modifies and approves these recommendations and conducts a similar evaluation of Mr. Cross’ contributions and performance. Each member of the Board of Directors is permitted to attend the Compensation Committee meetings and participate in the discussion. However, approval of each executive officer’s compensation is made by the Compensation Committee. As described in more detail below, the material components of the executive officers’ compensation includes base salary, discretionary bonus, long-term incentive awards, severance protection and change-in-control benefits. We believe that each element of our executive compensation program helps us to achieve one or more of our compensation objectives.

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

Current Material Elements

Base Salary. In determining the base salaries of the executive officers in 2007, the Compensation Committee considered the performance of each executive during the prior year, the nature of the executive’s responsibilities and the Company’s past compensation practice. Base salary is paid in cash.

Each of the executive officers has employment agreements dictating a minimum level of base salary. The executive officers annual base salaries were not increased for a period of approximately 18-months ending on April 25, 2006. During 2007 there were no increases to base salaries, which remained as follows: for Mr. Cross, $340,000, for Mr. Jankowski, $180,000, for Mr. Wenta, $270,000, for Mr. Haines, $220,000, and for Dr. Brotzman, $195,000. The base salary that was paid to each executive officer in 2007 is the amount reported for such officer in Column (c) of the Summary Compensation Table below. The executive officers’ base salaries are currently expected to change in 2008, however the Compensation Committee reserves the right to adjust executive salaries at any time.

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

Discretionary bonuses paid for performance in 2007 are shown in column (d) of the Summary Compensation Table below.

Long-Term Incentive Compensation. Periodically, the Compensation Committee grants long-term incentive compensation, in the form of stock options, restricted share rights, performance share rights and stock appreciation rights in order to provide a long-term incentive which is directly tied to the performance of our stock. These grants provide an incentive to maximize stockholder value by providing the employees an equity interest which further aligns their interests with those of the stockholders. The exercise price of these grants is the closing price (used to establish fair market value) of the underlying Common Stock on the date of grant. In general, the options vest in equal annual installments over a three-year period beginning one year after the date of grant, in certain instances the Board of Directors (or the Compensation Committee) can adjust the vesting period for performance-based options. Restricted share rights typically “cliff vest,” all at one time, at a date several years subsequent to their grant date. Performance restricted share rights vest upon the achievement of milestones as defined by the Compensation Committee. In 2006, the Company adopted the 2006 Stock Appreciation Rights Plan which allows the Compensation Committee to award units that derive their value from the appreciation in our stock without the issuance of additional shares. These awards are paid in cash. The Company believes that the 2006 Stock Appreciation Rights Plan will allow it to continue to attract and retain key employees while aligning the financial incentives of those individuals with the financial objectives of our shareholders. One award has been issued under the 2006 Stock Appreciation Rights Plan to date. Awards of stock appreciation rights are not currently intended to comprise a major part of our long-term incentive compensation strategy. The Compensation Committee may elect, from time to time, to grant these types of awards as particular situations arise. Vesting periods are used to retain key employees and to emphasize the long-term aspect of contribution and performance. In making grants to executives in 2007, the Compensation Committee considered a number of factors, including the performance of such persons, the Company’s performance, achievement of specific delineated goals, the responsibilities and the relative position of such persons within the Company, the number of stock options each such person currently possesses and the underlying value of the options held.

The Company traditionally awards long-term incentive compensation (including to the executive officers) once per year. These awards have occurred in the latter half of the last several years. The Compensation Committee may grant awards at any other time during the year in connection with the hiring or promotion of employees or based upon other special circumstances or performance. The aggregate amount as determined under FAS No. 123R recognized for purposes of our financial statements for 2006 with respect to options granted to the executive officers is shown in the “Summary Compensation Table” below. The grant date value of the options and restricted stock units awarded to the executive officers in 2006 as determined under FAS No. 123R for purposes of the Company’s financial statements is shown in the “Grants of Plan-Based Awards Table” below. The “Grants of Plan-Based Awards” table and related narrative “Description of Plan-Based Awards” section below provide additional detail regarding the options granted to the executive officers in 2007, including the vesting and other terms that apply to the restricted stock units and options.

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

Effective as of January 8, 2007, the Company entered into an employment agreement with Mr. Wenta which provides for an annual base salary of not less than $270,000. In addition, Mr. Wenta received a guaranteed bonus of $24,300 payable in two installments of $12,150 on July 8, 2007 and January 8, 2008. The Company also granted to Mr. Wenta options to purchase up to 75,000 shares of Common Stock at an exercise price of $5.72 per share with options for one-fifth of such shares becoming exercisable on each of the first five anniversaries of the dates of grant. No term has been assigned to Mr. Wenta’s employment agreement. If Mr. Wenta is terminated other than for “cause” (as such term is defined in Mr. Wenta’s employment agreement), Mr. Wenta will receive severance benefits in an amount equal to Mr. Wenta’s base salary for 52 weeks.

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

Jerry K. Pearlman (Chairman)

James A. Henderson

Donald S. Perkins

COMPENSATION COMMITTEE’S INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee members whose names appear above were committee members during all of 2007. Pursuant to a consulting agreement effective as of October 29, 1998, and prior to his appointment as Chairman of the Board of Directors, Donald S. Perkins, who is a member of the Compensation Committee, was engaged by the Company to provide additional services in connection with the Company’s organizational restructuring and refocusing. In consideration for such services, Mr. Perkins was granted options to purchase 25,000 shares of Common Stock at an exercise price of $3.50 per share, of which 20,000 options remain vested but unexercised. Mr. Perkins’ consulting agreement was terminated on June 1, 2000. No member of the Compensation Committee is or has been a former or current executive officer of the Company. Mr. Cross serves as a director of the Company. None of the Company’s executive officers served as a member of a Compensation Committee (or other committee serving an equivalent function) of any other entity.

SUMMARY COMPENSATION TABLE

The following table sets forth all of the compensation awarded to, earned by, or paid to our principal executive officer, principal financial officer and the three other highest paid executive officers whose total compensation in fiscal year 2007 exceeded $100,000.

NAME AND PRINCIPAL POSITION (a)	YEAR (b)	SALARY ($) (c)	BONUS ($)(1) (d)	OPTION AWARDS ($)(2) (f)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)(3) (g)	ALL OTHER COMPENSATION ($)(4) (i)	TOTAL ($) (j)

Joseph E. Cross	2007	$340,000	$80,000	$64,950	—	$27,794	$512,744
President and Chief Executive Officer	2006	$340,000	$100,000	$89,946	—	$27,999	$557,945

Jess Jankowski	2007	$180,000	$35,000	$58,455	—	$22,019	$295,474
Chief Financial Officer	2006	$180,000	$35,000	$67,460	—	$22,040	$304,500

Kevin J. Wenta	2007	$270,000	$60,000	$385,890	—	$24,174	$740,064
Executive Vice President Sales and Marketing	2006	$0	$0	$0	—	$0	$0

Robert Haines	2007	$220,000	$40,000	$48,713	—	$23,743	$332,456
Vice President Operations	2006	$220,000	$40,000	-	$55,031	$23,408	$338,439

Richard Brotzman, Ph.D.	2007	$195,000	$30,000	$48,713	—	$22,418	$296,131
Vice President Research and Development	2006	$195,000	$20,000	$67,460	—	$22,608	$305,068

(1)	These amounts were earned in 2006 and 2007, but paid in early 2007 and 2008, respectively.
(2)	The amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the 2007 and 2006 fiscal years in accordance with FAS 123(R). See Note 13 of the notes to our financial statements contained elsewhere in this Annual Report for a discussion of all assumptions made by us in determining the FAS 123(R) values.
(3)	The amount in this column is attributed to awards under the 2006 Stock Appreciation Rights Plan and represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year using the Black-Sholes model of valuation.
(4)	The amounts in this column represent 401(k) match, health and life insurance. Health insurance benefits are the same for all employees. Life insurance is provided in the amount of one times the annual base salary with a maximum of $150,000.

The Summary Compensation Table should be read in connection with the Compensation Discussion and Analysis above and the tables and narrative descriptions that follow.

GRANTS OF PLAN BASED AWARDS

The following table sets forth each plan based award granted to our executive officers during fiscal year 2007.

NAME (a)	GRANT DATE (b)	NON-EQUITY INCENTIVE PLAN UNIT (#)	ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS			ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS			EXERCISE OR BASE PRICE OF OPTION AWARDS ($/SH) (k)	GRANT DATE FAIR VALUE OF AWARDS (l)
			Threshold (#) (c)	Target (#) (d)	Maximum (# (e)	Threshold(#) (f)	Target (#) (g)	Maximum (# (h)
Joseph E. Cross	11/6/07					20,000	20,000	20,000	$4.48	$64,950

Jess Jankowski	11/6/07					18,000	18,000	18,000	$4.48	$58,455

Kevin J. Wenta	1/8/07					75,000	75,000	75,000	$5.72	$333,930
	11/6/07					16,000	16,000	16,000	$4.48	$51,960

Robert Haines	11/6/07					15,000	15,000	15,000	$4.48	$48,713

Richard Brotzman, Ph.D.	11/6/07					15,000	15,000	15,000	$4.48	$48,713

Description of Awards Granted in 2007

Each November 6th nonqualified stock option award described in the “Grants of Plan-Based Awards” table above expires on the tenth anniversary of its associated grant date and vests in equal installments over the course of three years. Mr. Wenta’s January 8th award also expires on the tenth anniversary but vests in equal installments over the course of five years, and is generally subject to accelerated vesting upon a change in control of the Company or a termination of the executive without “cause.”

The amount of salary and bonus in proportion to total compensation for 2007 was:

NAME	PERCENTAGE
Joseph E. Cross	82%
Jess Jankowski	73%
Kevin J. Wenta	45%
Robert Haines	78%
Richard Brotzman, Ph.D.	76%

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding each unexercised option held by each of our executive officers as of December 31, 2007.

	OPTION AWARDS				STOCK AWARDS
NAME (a)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED EARNED OPTIONS (#) EXERCISABLE (b)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (#) UNEXERCISABLE (d)	OPTION EXERCISE PRICE ($) (e)	OPTION EXPIRATION DATE (f)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SHARES OF STOCK THAT HAVE NOT VESTED (#) (i)	EQUITY INCENTIVE PLAN AWARDS: MARKET VALUE OF SHARES OF STOCK THAT HAVE NOT VESTED ($) (j)
Joseph E. Cross	100,000	-0-	$2.937	11/09/08
	50,000	-0-	$2.187	01/05/09
	100,000	-0-	$7.687	05/24/10
	50,000	-0-	$10.875	01/26/11
	50,000	-0-	$7.062	02/28/11
	55,000	-0-	$6.650	01/03/12
	50,000	-0-	$3.660	03/24/13
	15,000	-0-	$5.550	10/11/14
	10,000	5,000	$6.030	09/27/15
	6,667	13,333	$6.010	09/27/16
	-0-	20,000	$4.480	11/06/17
					5,000	$19,000
Jess Jankowski	6,960	-0-	$3.812	07/31/08
	5,334	-0-	$1.750	07/27/09
	21,775	-0-	$7.687	05/24/10
	13,000	-0-	$10.875	01/26/11
	13,000	-0-	$7.062	02/28/11
	20,000	-0-	$6.650	01/03/12
	18,000	-0-	$3.660	03/24/13
	11,000	-0-	$5.550	10/11/14
	6,667	3,333	$6.030	09/27/15
	5,000	10,000	$6.010	09/27/16
	-0-	18,000	$4.480	11/06/17
					3,000	$11,400
Kevin J. Wenta	-0-	75,000	$5.720	01/08/17
	-0-	16,000	$4.480	11/06/17
Robert Haines	30,000	-0-	$10.187	01/22/11
	40,000	-0-	$6.650	01/03/12
	30,000	-0-	$3.660	03/24/13
	11,000	-0-	$5.550	10/11/14
	6,667	3,333	$6.030	09/27/15
	-0-	20,000	$5.840	07/24/16
	-0-	15,000	$4.480	11/06/17
					13,000	$11,400
Richard Brotzman, Ph.D.	27,180	-0-	$3.812	07/31/08
	22,500	-0-	$7.687	05/24/10
	20,000	-0-	$10.875	01/26/11
	20,000	-0-	$7.062	02/28/11
	20,000	-0-	$6.650	01/03/12
	20,000	-0-	$3.660	03/24/13
	11,000	-0-	$5.550	10/11/14
	6,667	3,333	$6.030	09/27/15
	5,000	10,000	$6.010	09/27/16
	-0-	15,000	$4.480	11/06/17
					3,000	$11,400

OPTION EXERCISE AND STOCK VESTED

The following table presents information regarding the exercise of stock options by Named Officers during 2007.

	OPTION AWARDS		STOCK AWARDS
NAME (a)	NUMBER OF SHARES ACQUIRED ON EXERCISE (#) (b)	VALUE REALIZED ON EXERCISE ($) (c)	OPTION AWARDS NUMBER OF SHARES ACQUIRED ON EXERCISE (#) (d)	VALUE REALIZED ON EXERCISE ($) (e)
Joseph E. Cross	-0-	-0-	2,500	$12,000
Jess Jankowski	-0-	-0-	1,500	$7,200
Robert Haines	-0-	-0-	1,500	$7,200
Richard Brotzman, Ph.D.	-0-	-0-	1,500	$7,200

POTENTIAL PAYMENT UPON TERMINATION OR CHANGE IN CONTROL

Severance Protection. Mr. Cross’s employment agreement provides that if Mr. Cross is terminated other than for “cause” (as such term is defined in Mr. Cross’ employment agreement), Mr. Cross will receive severance benefits in an amount equal to his base salary for 53 weeks. The employment agreement with Mr. Jankowski provides that if Mr. Jankowski is terminated other than for “cause” (as such term is defined in Mr. Jankowski’s employment agreement), Mr. Jankowski will receive severance benefits in an amount equal to Mr. Jankowski’s base salary for 27 weeks. Mr. Wenta’s employment agreement provides that if Mr. Wenta is terminated other than for “cause” (as such term is defined in Mr. Wenta’s employment agreement), Mr. Wenta will receive severance benefits in an amount equal to Mr. Wenta’s base salary for 52 weeks. The employment agreement with Mr. Haines provides that if Mr. Haines is terminated other than for “cause” (as such term is defined in Mr. Haines’s employment agreement), Mr. Haines will receive severance benefits in an amount equal to Mr. Haines’s base salary for

53 weeks. The employment agreement entered into with Dr. Brotzman provides that if Dr. Brotzman is terminated other than for “cause” (as such term is defined in Dr. Brotzman’s employment agreement), Dr. Brotzman will receive severance benefits in an amount equal to Dr. Brotzman’s base salary for 27 weeks.

Change in Control. Upon a change in control, the 2001 Equity Compensation Plan (the predecessor to the 2004 Equity Compensation Plan) and the 2004 Equity Compensation Plan provide that: (1) vesting under all outstanding stock options will automatically accelerate and each option will become fully exercisable; (2) the restrictions and conditions on all outstanding restricted shares shall immediately lapse; and (3) the holders of performance shares will receive a payment in settlement of the performance shares, in an amount determined by the Compensation Committee, based on the target payment for the performance period and the portion of the performance period that precedes the change in control. If the Company is not the surviving entity, the successor is required to assume all unexercised options. Under the Company’s 1992 Stock Option Plan, the vesting of options issued under it is accelerated upon a “sale or merger” (as defined in the 1992 Stock Option Plan).

The following table quantifies the estimated payments that would be made in each covered circumstance:

NAME	TERMINATION BY COMPANY WITHOUT CAUSE (1)	CHANGE IN CONTROL (2)	INVOLUNTARY TERMINATION IN CONNECTION WITH OR FOLLOWING A CHANGE IN CONTROL (3)
Joseph E. Cross	$346,538	$19,000	$365,538
Jess Jankowski	$93,461	$11,400	$104,861
Kevin J. Wenta	$270,000	$-0-	$270,000
Robert Haines	$224,230	$11,400	$235,630
Richard Brotzman, PhD	$101,250	$11,400	$112,650

(1)	This amount represents the severance benefits that would be received under the executive officers employment agreement as described had the executive officer been terminated by the Company without cause on December 31, 2007.
(2)	This amount represents an estimate of the value that would have been received under the equity incentive plans had a change in control occurred as of December 31, 2007 and the executive officers benefited from an acceleration of vesting in the equity-based plan awards as described above. For this purpose, the share price as of December 31, 2007 was used. The amount represents the difference between the exercise price of any unvested options and $3.80 plus the value of any restricted shares that would have become vested as of this date.
(3)	This amount represents an estimate of the payments and value that would have been received by the executive officers had the executive officers been terminated by the Company without cause on December 31, 2007 in connection with a change in control on this date. It is the sum of the first two columns.

DIRECTOR COMPENSATION

Upon first being elected to the Board of Directors, each director of the Company who is not an employee or consultant of the Company (an “Outside Director”) is granted stock options to purchase 10,000 shares of common stock at the closing price as of the date of issuance (the fair market value). This initial option grant to an Outside Director vests over five years.

In 2007 and 2006, the Company paid $4,000 as quarterly compensation to each of its directors, which will amount to an annual total of $16,000 per outside director for services performed in their capacity as directors. In addition, each outside director will receive $6,000 each calendar quarter in deferred common stock (the “Director Restricted Stock Plan” as described below) based on the closing price at the beginning of each quarter. For the years ended December 31, 2007 and 2006 each director received 3,874 and 3,754 shares respectively, with the total value of the compensation of approximately $24,000 per year. In 2005, the Company paid $6,250 quarterly, which amounted to an annual total of

$25,000 per Outside Director, in cash compensation for services performed in their capacity as directors. No stock based awards were issued to Outside Directors in 2005. Beginning in 2004, Mr. McClung’s cash compensation is being paid to Lismore International, Incorporated.

In 2005, the Company adopted, and the Shareholders’ approved, the 2005 Non-Employee Director Restricted Stock Plan (the “Director Restricted Stock Plan”) which reserves 150,000 shares of the Company’s common stock to be issued to Outside Directors in the form of restricted shares. In 2005, no awards were made under the Director Restricted Stock Plan. In 2005, the Company also adopted the Non-Employee Director Deferred Compensation Plan (the “Director Deferred Compensation Plan”) which permits an Outside Director to defer the receipt of director fees until separation from service or the Company undergoes a change in control. The Company amended the Director Restricted Stock Plan in 2005 to permit an Outside Director to defer receipt of restricted stock granted under it. The deferred restricted shares are accounted for under the Director Deferred Compensation Plan and issued upon separation from service or the Company’s change in control. Under the Director Deferred Compensation Plan, the deferred fees that would have been paid in cash are deemed invested in 5 year U.S. Treasury Bonds during the deferral period. The accumulated hypothetical earnings are paid following the Outside Director’s separation from service or the Company’s change in control. The deferred fees that would have been paid as restricted shares are deemed invested in common stock of the Company during the deferral period. The Director Deferred Compensation Plan is an unfunded, nonqualified deferred compensation arrangement. In 2006 and 2007, all Outside Directors elected to defer receipts of all of the restricted shares they became entitled to under the Director Restricted Stock Plan. No director’s fees paid in cash were deferred under the Director Deferred Compensation Plan.

All Outside Directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board and committee meetings.

2007 Director Compensation

Name (a)	Fees Earned or Paid in Cash($) (b)	Stock Awards($) (c)	Total($) (h)
James A. Henderson	$16,000	$24,000	$40,000
James A. McClung	$16,000	$24,000	$40,000
Jerry K. Pearlman	$16,000	$24,000	$40,000
Donald S. Perkins	$16,000	$24,000	$40,000
Richard W. Siegel, Ph.D.	$16,000	$24,000	$40,000
R. Janet Whitmore	$16,000	$24,000	$40,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF MANAGEMENT

AND PRINCIPAL STOCKHOLDERS

The following table sets forth, as of March 14, 2008 certain information with respect to the beneficial ownership of the common stock by (1) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (2) each Company director, (3) each of the Named Officers and (4) all Company executive officers and directors as a group.

Name	Number of Shares Beneficially Owned (1)		Percent of Shares Beneficially Owned
Bradford T. Whitmore	3,962,920	(2)	18.78%
Spurgeon Corporation	3,690,108	(3)	17.49%
Grace Brothers, Ltd.	3,390,108	(4)	16.07%
Grace Investments, Ltd.	300,000	(5)	1.42%
Fidelity	2,092,671	(6)	9.92%
Altana Chemie, AG	1,256,281	(7)	5.95%
AMVESCAP PLC	1,439,085	(8)	6.82%
Rohm and Haas Electronic Materials CMP, Inc.	847,918	(9)	4.02%
Joseph E. Cross	497,305	(10)	2.30%
James A. Henderson	22,410	(11)	*
Richard W. Siegel, Ph.D.	236,950	(12)	1.12%
James McClung	41,771	(13)	*
Jerry Pearlman	39,948	(14)	*
Donald S. Perkins	75,478	(15)	*
R. Janet Whitmore	174,891	(16)	*
Kevin J. Wenta	24,000	(17)	*
Jess Jankowski	127,594	(18)	*
Richard W. Brotzman, Ph.D.	157,905	(19)	*
Robert Haines	123,225	(20)	*
All executive officers and directors as a group (11 persons)	1,524,877	(21)	6.90%

Unless otherwise indicated below, the persons address is the same as the address for the Company.

*	Denotes beneficial ownership of less than one percent.
(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “Commission”). Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	Includes 3,390,108 shares of common stock held by Grace Brothers, Ltd., 300,000 shares of common stock held by Grace Investments, Ltd. and 272,812 shares held by Bradford T. Whitmore. Mr. Whitmore is a general partner of Grace Brothers, Ltd. and is the sole owner of an entity which is a general partner of Grace Investments, Ltd. In such capacities, Mr. Whitmore shares voting and investment power with respect to the shares of common stock held by the Grace entities. This information is based on information reported on Form 4 filed on March 5, 2008 with the Commission by Mr. Whitmore. The address of the stockholder is 1560 Sherman Avenue, Suite 900, Evanston, Illinois 60201.
(3)	Includes 3,390,108 shares of common stock held by Grace Brothers, Ltd. and 300,000 shares of common stock held by Grace Investments, Ltd. Spurgeon Corporation is a general partner of both Grace entities and shares voting and investment power with respect to the shares of common stock held by such Grace entities. This information is based on information reported on Form 4 filed on March 5, 2008 with the Commission by Spurgeon Corporation. The address of the stockholder is 1560 Sherman Avenue, Suite 900, Evanston, Illinois 60201.
(4)	This information is based on information reported on Form 4 filed on March 5, 2008 with the Commission by Spurgeon Corporation and Bradford T. Whitmore. The address of the stockholder is 1560 Sherman Avenue, Suite 900, Evanston, Illinois 60201.
(5)	This information is based on information reported on Form 4 filed on March 5, 2008 with the Commission by Spurgeon Corporation and Bradford T. Whitmore. The address of the stockholder is 1560 Sherman Avenue, Suite 900, Evanston, Illinois 60201.

(6)	This information is based on information reported on Schedule 13d-1(b) filed on February 14, 2008 with the Commission by FMR LLC. The address of the stockholder is 82 Devonshire Street, Boston, Massachusetts 02109.
(7)	In accordance with the terms of the private placement of 1,256,281 shares of common stock to Altana Chemie AG, the Company filed a registration statement for the shares on February 5, 2007 which was declared effective by the SEC on May 18, 2007.
(8)	This information is based on information reported on Schedule 13d-1(b) filed on February 12, 2008 with the Commission by AMVESCAP PLC. The address of the stockholder is 30 Finsbury Square, London EC2A 1AG, England.
(9)	Consist of unregistered common stock, and therefore not freely saleable, until August 25, 2008.
(10)	Includes 491,667 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2008.
(11)	Includes 14,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2008.
(12)	Includes 19,600 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2008.
(13)	Includes 18,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2008.
(14)	Includes 8,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2008.
(15)	Includes 26,667 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2008.
(16)	Includes 10,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2008.
(17)	Includes 15,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2008.
(18)	Includes 123,736 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2008.
(19)	Consists of 155,347 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2008.
(20)	Consists of 120,667 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2008.
(21)	Includes 1,002,684 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

On July 2, 2007, the Company issued and sold 1,900,000 shares of common stock pursuant to a registration statement filed on May 22, 2007 and declared effective by the SEC on May 31, 2007 to certain institutional investors at a purchase price of $5.92 per share, for an aggregate purchase price of $11.2 million and net proceeds of approximately $10.5 million.

Director Independence. The Board of Directors has determined that the following directors are “independent” as that term is defined in (i) paragraph (m) of Section 10A of the Securities Exchange Act of 1934 (15 U.S.C. 78f), and the rules and regulations of the Securities and Exchange Commission promulgated thereunder, and (ii) the rules of the NASDAQ stock market: Mr. McClung, Mr. Henderson, Mr. Pearlman, Mr. Perkins and Mr. Siegel.

The Board of Directors has established an Audit and Finance Committee, Compensation and Governance Committee and a Nominating Committee each comprised entirely of independent directors. The members of the Audit and Finance Committee are Mr. McClung (Chairman), Mr. Henderson, Mr. Pearlman and Mr. Perkins. The members of the Compensation and Governance Committee are Mr. Pearlman (Chairman), Mr. Henderson and Mr. Perkins. The members of the Nominating Committee are Mr. Henderson (Chairman), Mr. McClung, Mr. Pearlman, Mr. Perkins and Dr. Siegel.

Item 14.	Principal Accountant Fees and Services

Audit Fees. The aggregate amount billed by our principal accountant, McGladrey & Pullen, LLP, for audit services performed for the fiscal years ended December 31, 2007 and 2006 was $217,000 and $223,000, respectively. Audit services include the auditing of financial statements, internal control over financial reporting and quarterly reviews.

Audit Related Fees. Total fees billed by McGladrey & Pullen, LLP were $19,000 and $12,000 for the years ended December 31, 2007 and 2006 which included costs incurred for reviews of registration statements, consultation on various accounting matters in support of the Company’s financial statements and correspondence with the SEC related to comment letters received during 2006.

Tax Fees. Total fees billed by RSM McGladrey, Inc. (an affiliate of McGladrey & Pullen, LLP) for tax related services for the fiscal years ended December 31, 2007 and 2006 were $10,500 and $12,500, respectively. These services include the preparation of federal and state income tax returns and other tax matters.

All Other. Other than those fees described above, during the fiscal year ended December 31, 2007 and 2006 there were no other fees billed for services performed by McGladrey & Pullen, LLP or RSM McGladrey, Inc.

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

Management’s report

Report of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2007 and 2006

Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

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

NANOPH ASE TECHNOLOGIES CORPORATION

Managem ent’s Report

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

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

NANOPHASE TECHNOLOGIES CORPORATION

March 14, 2008

Report of Indepe ndent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Nanophase Technologies Corporation

We have audited the accompanying balance sheets of Nanophase Technologies Corporation as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited Nanophase Technologies Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nanophase Technologies Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nanophase Technologies Corporation as of December 31, 2007 and 2006, and the

results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Nanophase Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As described in Note 13 to the financial statements, on January 1, 2006, the Company changed its method of accounting for share-based payments to adopt Statement of Financial Accounting Standard No. 123(R).

Schaumburg, Illinois

March 14, 2008

NANOPHASE TECHNOLOGIES CORPORATION

BALA NCE SHEETS

	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$563,075	$132,387
Investments	16,145,844	8,434,793
Trade accounts receivable, less allowance for doubtful accounts of $13,000 and $22,000 on December 31, 2007 and 2006, respectively	1,403,206	1,459,391
Inventories, net	1,085,364	923,223
Prepaid expenses and other current assets	298,464	534,407

Total current assets	19,495,953	11,484,201
Equipment and leasehold improvements, net	7,409,666	7,608,326
Other assets, net	781,266	651,218

	$27,686,885	$19,743,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$43,110	$32,972
Current portion of deferred other revenue	127,273	127,273
Accounts payable	238,295	478,694
Accrued expenses	1,584,656	1,643,585

Total current liabilities	1,993,334	2,282,524

Long-term debt, less current maturities and unamortized debt discount	1,512,507	1,383,707
Long-term portion of capital lease obligations	31,430	50,552
Deferred other revenue, less current portion	74,243	201,515

	1,618,180	1,635,774

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 24,088 authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 21,088,068 and 18,995,581 shares issued and outstanding on December 31, 2007 and December 31, 2006, respectively	210,881	189,956
Additional paid-in capital	90,201,131	78,380,962
Accumulated deficit	(66,336,641)	(62,745,471)

Total stockholders’ equity	24,075,371	15,825,447

	$27,686,885	$19,743,745

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEM ENTS OF OPERATIONS

	Years ended December 31,
	2007	2006	2005
Revenue:
Product revenue	$11,766,565	$8,612,705	$6,444,444
Other revenue	442,543	378,133	357,463

Total revenue	12,209,108	8,990,838	6,801,907

Operating expense:
Cost of revenue	9,032,187	7,057,707	5,827,719

Gross Profit	3,176,921	1,933,131	974,188
Research and development expense	1,773,565	2,127,862	1,934,528
Selling, general and administrative expense	5,427,863	5,302,836	4,422,011
Lease accounting adjustment	—	—	279,810

Loss from operations	(4,024,507)	(5,497,567)	(5,662,161)
Interest income Interest expense	661,512 (154,515)	366,701 (52,469)	295,935 (50,273)
Other, net	(73,660)	5,505	32,888

Loss before provision for income taxes	(3,591,170)	(5,177,830)	(5,383,611)
Provision for income taxes	—	—	—

Net loss	$(3,591,170)	$(5,177,830)	$(5,383,611)

Net loss net per share-basic and diluted	$(0.18)	$(0.28)	$(0.30)

Weighted average number of basic and diluted common shares outstanding	20,038,868	18,344,334	17,937,932

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEMEN TS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital
Description	Shares	Amount	Shares	Amount		Accumulated Deficit	Total
Balance on January 1, 2005	—	—	17,895,482	$178,955	$71,987,565	$(52,184,030)	$19,982,490

Exercise of stock options	—	—	81,110	811	247,013	—	247,824
Stock-based compensation	—	—	—	—	73,309	—	73,309
Net loss for the year ended December 31, 2005	—	—	—	—	—	(5,383,611)	(5,383,611)

Balance on December 31, 2005	—	—	17,976,592	$179,766	$72,307,887	$(57,567,641)	$14,920,012

Exercise of stock options	—	—	148,547	1,486	513,754	—	515,240
Common stock issuances, net of transaction cost of $72,850			870,442	8,704	5,062,445	—	5,071,149
Stock-based compensation	—	—	—	—	496,876	—	496,876
Net loss for the year ended December 31, 2006	—	—	—	—	—	(5,177,830)	(5,177,830)

Balance on December 31, 2006	—	—	18,995,581	$189,956	$78,380,962	$(62,745,471)	$15,825,447

Exercise of stock options	—	—	159,731	1,597	695,138	—	696,735
Common stock issuances, net of transaction cost of $676,657	—	—	1,923,244	19,233	10,694,376	—	10,713,609
Stock-based compensation	—	—	—	—	429,405	—	429,405
Vesting of restricted common stock	—	—	9,512	95	1,250	—	1,345
Net loss for the year ended December 31, 2007	—	—	—	—	—	(3,591,170)	(3,591,170)

Balance on December 31, 2007	—	$—	21,088,068	$210,881	$90,201,131	$(66,336,641)	$24,075,371

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEMEN TS OF CASH FLOWS

	Years ended December 31,
	2007	2006	2005
Operating activities:
Net loss	$(3,591,170)	$(5,177,830)	$(5,383,611)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,421,262	1,269,719	1,228,515
Amortization of debt discount	128,799	117,832	18,455
Amortization of deferred revenue	(127,272)	(21,212)	—
Interest added to equipment	—	(74,109)	—
Stock compensation expense	574,750	645,210	73,309
Allowance for excess inventory quantities	26,179	(247,986)	(14,205)
Loss (gain) on disposal of equipment	75,152	(2,697)	69,710
Abandonment of pending patents	—	149,811	—
Changes in assets and liabilities related to operations:
Trade accounts receivable	56,185	(479,528)	(766,674)
Other receivable	—	—	3,498
Inventories	(188,320)	125,980	50,324
Prepaid expenses and other assets	235,943	(120,044)	85,334
Accounts payable	(184,817)	146,839	(25,288)
Accrued expenses	(64,442)	481,919	252,098

Net cash used in operating activities	(1,637,751)	(3,186,096)	(4,408,535)

Investing activities:
Acquisition of patents	(171,135)	(156,158)	(142,180)
Acquisition of equipment and leasehold improvements	(1,226,736)	(2,013,810)	(292,692)
Proceeds from disposal of equipment	10,800	5,100	—
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	(60,900)	(14,121)	(111,370)
Purchases of investments	(136,137,489)	(84,983,188)	(164,935,218)
Sales of investments	128,426,438	84,716,487	167,922,252

Net cash (used in) provided by investing activities	(9,159,022)	(2,445,690)	2,440,792

Financing activities:
Principal payment on debt obligations, including capital leases	(38,883)	(19,076)	(11,826)
Proceeds from borrowings	—	—	1,597,420
Proceeds from sale of common stock and exercise of stock options and warrants, net	11,266,344	5,442,389	247,824

Net cash provided by financing activities	11,227,461	5,423,313	1,833,418

Increase (decrease) in cash and cash equivalents	430,688	(208,473)	(134,325)
Cash and cash equivalents at beginning of period	132,387	340,860	475,185

Cash and cash equivalents at end of period	$563,075	$132,387	$340,860

Supplemental cash flow information:
Interest paid	$8,866	$8,747	$31,818

Supplemental non-cash investing and financing activities:
Accounts receivable paid through offset of long- term debt	$—	$200,254	$379,219

Accounts payable incurred for the purchase of equipment and leasehold improvements	$5,318	$60,900	$14,121

Debt discount offset by deferred other revenue	$—	$—	$350,000

Capital lease obligations incurred in the purchase of equipment	$29,900	$102,600	$—

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO F INANCIAL STATEMENTS

(1) Description of Business

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

Investments and Risks and Uncertainties

Investments are classified by the Company at the time of purchase for appropriate designation and are reevaluated as of each balance sheet date. The Company’s policy is to classify money market funds and certificates of deposit as investments. These investments are classified as held-to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to maturity securities are stated at amortized cost and are adjusted to maturity for the amortization of premiums and accretion of discounts. Such adjustments for amortization and accretion are included in interest income. The Company has also made investments in auction rate securities (“ARS”). The investments have been classified as available for sale securities. Investments classified as available for sale securities are recorded at market value using the specific identification method; unrealized gains and losses (excluding other-than-temporary impairments) are reflected in other comprehensive income (“OCI”). Due to the nature of the Company’s investments being short-term, the fair value of these investments approximates their cost, accordingly, no unrealized gains or losses have been reflected in OCI.

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

Due to the level of liquidity risk associated with such investments and the level of uncertainty related to changes in the value of such investments, it is at least reasonably possible that changes in risks in the near term would materially affect the amounts reported in the financial statements and the classifications of these investments as short-term.

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

The Company’s typical credit terms are thirty days from shipment and invoicing.

The activity in the Allowance for Doubtful Accounts is as follows:

	2007	2006
Balance, Beginning of year	$22,000	$24,000
Charge offs	(9,000)	(2,000)
Recoveries	—	—
Provision	—	—

Balance, End of year	$13,000	$22,000

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

Deferred Other Revenue

In connection with its promissory note to BYK-Chemie (see Note 7), the Company recorded $350,000 of deferred other revenue. The note requires that the Company give BYK-Chemie first preference in use of the new equipment commissioned on November 1, 2006 and accordingly, has begun to recognize deferred revenue under this note and the Company has also agreed to provide experimental product made using this equipment. As a result of a lack of further specificity with regards to the equipment use obligations, the Company intends to recognize the deferred revenue ratably, on a straight-line basis over a period beginning with the commissioned date on November 1, 2006 and ending on July 30, 2009, the expected date of the Company’s final payment under the note. For the years ended December 31, 2007, 2006 and 2005 the Company has recognized $127,272, $21,212 and $0 of deferred other revenue, respectively.

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

Activity in the asset retirement obligation account for the years ended December 31, is as follows:

	2007	2006
Balance, beginning	$116,495	$110,618
Accretion of liability due to passage of time	3,345	3,037
Amortization of asset due to passage of time	2,840	2,840

Balance, ending	$122,680	$116,495

Fair Value of Financial Instruments

The Company’s financial instruments include investments, accounts receivable, accounts payable, accrued liabilities and long-term debt. The fair values of all financial instruments were not materially different from their carrying values.

Product Revenue

Product revenue consists of sales of product that are recognized when realized and earned. This occurs when persuasive evidence of an arrangement exists, title transfers via shipment of products or when delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.

Other Revenue

Other revenue consists of revenue from a technology license and deferred other revenue in connection with the Company’s promissory note to BYK-Chemie. Technology license fees are recognized when earned pursuant to the agreed upon contractual arrangement, when performance obligations are satisfied, the amount is fixed or determinable, and collectability is reasonably assured. The Company intends to recognize the deferred revenue ratably, on a straight-line basis over a period beginning with the commissioned date on November 1, 2006 and ending on July 30, 2009, the expected date of the Company’s final payment under the note.

Shipping and handling costs are included in other revenue when products are shipped and invoiced to the customer. The Company includes the related cost of shipping and handling in cost of goods sold.

Research and Development Expenses

Research and development expenses are recognized as expense when incurred. The Company recognized $1,773,565, $2,127,862 and $1,934,528 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Earnings per share

Net loss per common share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares of 179,654 for 2007, 317,875 for 2006 and 357,796 for 2005 are not included in the per share calculations because the effect of their inclusion would be anti-dilutive. Included in common equivalent shares are in-the-money stock options and unvested restricted stock grants.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS 141(R), Business Combinations. This Statement provides greater consistency in the accounting and financial reporting for business combinations. SFAS 141(R) establishes new disclosure requirements and, among other things, requires the acquiring entity in a business combination to record contingent consideration payable, to expense transaction costs, and to recognize all assets acquired and liabilities assumed at acquisition-date fair value. This standard is effective for the beginning of the Company’s first fiscal year beginning after December 15, 2008. SFAS 141(R) will have a significant impact on the accounting for future business combinations after the effective date and will impact financial statements both on the acquisition date and subsequent periods. The Company does not believe that adoption of SFAS 141(R) will have a material effect on its financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the minority or noncontrolling interests in a subsidiary or variable interest entity and for the deconsolidation of a subsidiary or variable interest entity. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. SFAS 160 is effective for the beginning of the Company’s first fiscal year beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP SFAS 157-2 which deferred the requirements of SFAS 157 to financial statements issued for fiscal years beginning after November 15, 2008. The Company does not believe that adoption of SFAS 157 will have a material effect on its financial statements.

(3) Investments

Investments at December 31, 2007 and 2006 were comprised of auction rate securities, certificates of deposit and a money market fund. Included in investments is $30,000 on December 31, 2007 and 2006, respectively, in the form of certificates of deposit which are pledged as collateral, primarily for the Company’s rent in 2007 and 2006, and is restricted as to withdrawal or usage. Investments held in short-term auction rate securities and certificates of deposit have maturity days of less than 30 days. The Company’s investments on December 31, 2007 and 2006 were as follows:

	As of December 31,
	2007	2006
Auction rate securities	$14,175,000	$6,750,000
Money market fund	1,898,262	1,640,819
Certificates of deposit	30,000	30,000
Accrued interest	42,582	13,974

	$16,145,844	$8,434,793

The auction rate securities held on December 31, 2007 were sold in January 2008 with no decline in market value. As of March 4, 2008, the Company’s remaining investments in auction rate securities totaled $6 million, which were purchased subsequent to year-end. These three auction rate securities (“ARS”) in the Company’s investment portfolio have experienced “failed auctions” due to a lack of available buyers for them on their expected auction dates. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. Despite these failed auctions, there have been no defaults on the underlying securities and investment income on these ARS holdings. They have been issued through the Federal Family Education Loan Program (“FFELP” or “FFELPs Loans”) and carry an AAA credit rating. These FFELPs Loans are guaranteed to 97% of their $6 million value by the Department of Education, limiting any credit risk relating to these securities. Although a liquidity short-fall may exist from auction to auction, the Company is not aware of any changes to ratings or other indicators of a permanent decline in value. Accordingly, the Company believes that the carrying value of investments approximates fair value.

(4) Inventories

Inventories consist of the following:

	As of December 31,
	2007	2006
Raw materials	$180,293	$173,750
Finished goods	1,274,604	1,092,827

	1,454,897	1,266,577
Allowance for excess quantities	(369,533)	(343,354)

	$1,085,364	$923,223

The activity in the Allowance for Excess Inventory Quantities as follows:

	2007	2006
Balance, Beginning of year	$343,354	$591,340
Deductions(1)	—	(247,986)
Increase in allowance	26,179	—

Balance, End of year	$369,533	$343,354

(1)	Reduction in inventory allowance as a result of the disposal or sale of inventories for which an allowance had previously been provided.

(5) Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	As of December 31,
	2007	2006
Machinery and equipment	$11,859,120	$11,426,106
Office equipment	545,068	453,582
Office furniture	78,242	75,871
Leasehold improvements	4,659,459	4,532,825
Construction in progress	695,420	274,280

	17,837,309	16,762,664
Less: Accumulated depreciation and amortization	(10,427,643)	(9,154,338)

	$7,409,666	$7,608,326

Depreciation expense was $1,374,660, $1,228,180 and $1,190,208, for the years ended December 31, 2007, 2006 and 2005, respectively.

(6) Intangible Assets

The following is a summary of intangible assets on December 31, 2007 and 2006:

	2007		2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Subject to Amortization:
Trademarks	$44,429	$12,738	$44,429	$10,358
Patents	494,060	197,221	469,660	159,183

	$538,489	$209,959	$514,089	$169,541

Amortization expense recognized on all amortizable intangibles totaled $40,417, $35,364 and $31,196 for the years ended December 31, 2007, 2006 and 2005, respectively.

Estimated aggregate amortization expenses for each of the next five years is as follows:

Year ending December 31:
2008	$41,664
2009	41,562
2010	40,517
2011	35,608
2012	30,834
Thereafter	138,345

$328,530

On December 31, 2007 and 2006 patents pending were $440,684 and $293,949, respectively. Patents pending are not amortized.

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

In November 2005, the Company executed a promissory note, held by BYK-Chemie (a U.S. subsidiary of Altana Chemie AG which owns approximately 6% of the Company’s outstanding common stock) in the amount of $1,597,420 for the purchase and installation of additional dispersion capacity and an additional NanoArc® synthesis reactor at the Company’s Romeoville, Illinois facility. The note requires that the Company give BYK-Chemie first preference in use of the new equipment commissioned on November 1, 2006 under this note, and that the Company agrees to provide experimental product made using this equipment. In addition, the Company also capitalized approximately $74,000 in interest related to this note. The rate of interest in the note will float at 1% over LIBOR, measured on a quarterly average. Interest will not begin to accrue until one year after the commissioning of the specified equipment and principal will be repaid in three equal payments during the first three quarters of 2009. Management has determined that the required interest payments, including a flexible interest free period of more than a year, are substantially lower than the Company would be required to pay in a more traditionally underwritten equipment note. As such, management’s imputation of interest, in accordance with the provisions of APB No. 21, “Interest on Receivables and Payables”, at 9% over the entire life of the note, it’s determination of a market interest rate, resulted in the Company recording a debt discount of

$350,000, having an unamortized balance of $84,913 and $213,713 on December 31, 2007 and 2006, respectively. Accrued interest on note was $16,850 on December 31, 2007. Management further determined that the debt discount of $350,000 recorded at the inception of the loan was attributable to deferred other revenue relating to the issuance of right of first preference on the new equipment being commissioned and the Company’s commitment to provide experimental product.

(8) Lease Commitments

The Company leases its operating facilities under operating leases. On October 18, 2005 Nanophase entered into a Lease Amendment amending its current lease for its facility in Romeoville, Illinois, which, among other things, extended the term of such lease through December 31, 2015 (with the option to extend the term for two additional five year periods) and granted Nanophase an option to purchase such facility in certain instances. The current monthly rent on this lease amounts to $25,500. Nanophase leases its Burr Ridge facility under an agreement whose initial term expired in September 1999. The Company exercised its option to extend the lease for five additional one-year terms, the last of which expired in September 2004. The Company executed a new lease for its Burr Ridge facility in September 2004 (with the option to extend the term for three additional one-year periods). The initial term of the new lease expired in September 2007. The Company exercised its option to extend the lease for one year, which expires in September 2008. The current monthly rent on this lease amounts to $10,643.

The following is a schedule of future minimum lease payments as required under the above operating leases:

Year ending December 31:
2008	$438,515
2009	318,000
2010	325,200
2011	331,200
2012	338,400
Thereafter	5,062,135

Total minimum payments required:	$6,813,450

Rent expense, including real estate taxes, under these leases amounted to $615,035, $601,364 and $546,815, for the years ended December 31, 2007, 2006 and 2005, respectively.

On December 31, 2007 and 2006, equipment under capital leases had a cost of $137,552 and $105,752, respectively, with accumulated depreciation of $7,931 and $24,867, respectively. The Company had two and one capital lease(s) as of December 31, 2007 and 2006, respectively.

(9) Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2007	2006
Accrued payroll and related expenses	$623,792	$584,485
Accrued professional services	139,746	321,435
Accrued rent	564,921	490,216
Other	256,197	247,449

	$1,584,656	$1,643,585

(10) License Agreements

The Company was granted a non-exclusive license by a third party to make, use, and sell products of the type claimed in two U.S. patents. In consideration for this license, the Company agreed to pay royalties of 1% of net sales, as defined, and made an advance royalty payment of $17,500. Royalties under this agreement amounted to approximately $0, $49,252 and $37,166 for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, the patents on this license agreement have expired and no further royalties will be paid.

In December 1997, the Company entered into a license agreement whereby the Company granted a royalty-bearing exclusive right and license, as defined, to purchase, make, use and sell nanocrystalline materials in designated parts of Asia to C. I. Kasei, a division of Itochu Corporation (“CIK”). Under this agreement, the Company also will earn royalties on net sales of manufactured products containing nanocrystalline materials. The agreement also provided for minimum sales targets and minimum royalty payments to maintain exclusivity. The agreement expires on March 31, 2013 unless earlier terminated as provided therein. The Company recorded royalty revenues, classified as “Other Revenue” on the Statements of Operations, under this agreement of $300,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

(11) Income Taxes

The Company has no income tax provision, current or deferred, relating to U.S. federal, state or local income taxes.

A reconciliation of income tax expense to the amount computed by applying the Federal income tax rate to loss before provision for income taxes as of December 31, 2007, 2006 and 2005, is as follows:

	2007	2006	2005
Income tax credit at statutory rates	$(1,220,998)	$(1,760,462)	$(1,830,428)
Nondeductible expenses	8,571	8,213	8,094
Tax benefit of exercise of non-qualified stock options	—	—	(120,766)
State income tax, net of federal benefits	(170,652)	(258,892)	(269,180)
Foreign income taxes	—	—	—
Other	(7,921)	(42,859)	19,280
Benefit of net operating loss and foreign tax credits not recognized,
Increase in valuation allowance	1,391,000	2,054,000	2,193,000

	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes consist of the following:

	As of December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$28,372,000	$27,282,000
Inventory and other allowances	157,000	151,000
Excess (tax) book depreciation	(93,000)	(113,000)
Excess (tax) book amortization	41,000	41,000
Other accrued costs	292,000	275,000

Total deferred tax assets	28,769,000	27,636,000
Less: Valuation allowance	(28,769,000)	(27,636,000)

Deferred income taxes	$—	$—

The valuation allowance increased $1,391,000 and $2,054,000 for the years ended December 31, 2007 and 2006, respectively (net of $258,000 and $561,000, respectively for expiring net operating loss carryforwards and expiring foreign tax credit carryforwards) due principally to the increase in the net operating loss carryforward and uncertainty as to whether future taxable income will be generated prior to the expiration of the carryforward period. Under the Internal Revenue Code, certain ownership changes, including the prior issuance of preferred stock and the Company’s public offering of common stock, may subject the Company to annual limitations on the utilization of its net operating loss carryforward. As of December 31, 2007, the amounts subject to limitations has not yet been determined.

The Company has net operating loss carryforwards for tax purposes of approximately $72,750,000 on December 31, 2007, which expire between 2008 and 2027.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes. On January 1, 2007, the Company adopted the provisions of FIN 48. The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company files tax returns in all appropriate jurisdictions, which include a federal tax return and Illinois state tax return. Open tax years for both jurisdictions are 2004 to 2006, which statutes expire in 2008 to 2010, respectively. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in selling, general and administrative expenses in the statements of operations. As of December 31, 2007, the Company has no liability for unrecognized tax benefits. The adoption and implementation of FIN 48 had no effect on the Company’s loss from operations, net loss or basic and diluted loss per share for the period ended December 31, 2007.

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

On March 23, 2004, the Company sold, in a private placement to Altana, 1,256,281 shares of common stock at $7.96 per share and received gross proceeds of $10.0 million. In accordance with the terms of such private placement, on February 5, 2007, the Company filed a registration statement for the 1,256,281 shares. Such registration statement was declared effective by the Securities and Exchange Commission on May 18, 2007. While the Company had obligations to Altana with respect to the effectiveness of this registration statement, Altana would not have the ability to settle such shares in cash if such registration statement was not declared effective and, accordingly, the Company had treated the shares purchased by Altana as permanent equity on its balance sheet (i.e., as additional paid-in capital).

On August 25, 2006, the Company sold, in a private placement to RHEM, 847,918 shares of unregistered common stock at $5.8968 per share and received gross proceeds of $5.0 million. The Company is obligated to prepare a registration statement within five business days of the second anniversary of this transaction to be filed with the SEC. While the Company has obligations to RHEM with respect to the effectiveness of this registration statement, RHEM would not have the ability to settle such shares in cash if such registration statement is not declared effective and, accordingly, the Company has treated the shares purchased by RHEM as permanent equity on its balance sheet (i.e., as additional paid-in capital).

On July 27, 2006, the Company amended its Certificate of Incorporation to increase its authorized shares of common stock to 30,000,000.

On July 2, 2007, the Company issued and sold 1,900,000 shares of common stock to certain institutional investors at a purchase price of $5.92 per share and received gross proceeds of $11.2 million.

As of December 31, 2007 and 2006, the Company has 24,088 authorized shares of preferred stock, of which 2,500 shares have been designated as Series A Junior Participating Preferred Stock and reserved for issuance in connection with the Rights described above. Shares of Series A Junior Participating Preferred Stock are nonredeemable and subordinate to any other series of the Company’s preferred stock, unless otherwise provided for in the terms of the preferred stock; has a preferential dividend in an amount equal to 10,000 times any dividend declared on each share of common stock; has 10,000 votes per share, voting together with the Company’s common stock; and in the event of liquidation, entitles its holder to receive a preferred liquidation payment equal to 10,000 times the payment made per share of common stock. In addition, as of December 31, 2007, 2,420,213 authorized but unissued shares of common stock have been reserved for future issuance upon exercise of stock options.

(13) Stock Options and Stock Grants

The Company has entered into stock option agreements with certain officers, employees, directors and three members of the Company’s former Advisory Board. On December 31, 2007, the

Company had outstanding options to purchase 1,672,214 shares of common stock. The stock options generally expire ten years from the date of grant. Of the total number of exercisable options, 258,320 of the outstanding options vest over a five-year period and 954,697 vest over a three-year period from their respective grant dates.

Share-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock option plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock option-based employee compensation cost was recognized in the Statement of Operations for year ended December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the years ended December 31, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested on January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for the prior period have not been restated.

The effect of adopting Statement 123(R) was to increase the Company’s loss from operations, loss before provision for income taxes and net loss for the years ended December 31, 2007 and 2006 increased by $481,431 and $382,791. As a result of adopting Statement 123(R), basic and diluted earnings per share for each of the years ended December 31, 2007 and 2006 decreased by ($.02).

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123(R), the effect of forfeitures on the pro forma expense was recognized based on estimated forfeitures.

As of December 31, 2007, there was approximately $1,403,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 3.6 years.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plan presented on December 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortize to expense over the option vesting periods.

Year Ended December 31, 2005
Net Loss:
As reported	$(5,383,611)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(491,690)

Pro forma net loss	$(5,875,301)

Loss per share:
Basic and diluted – As reported	(0.30)
Basic and diluted – Pro forma	(0.33)

Fair Value and Assumptions Used to Calculate Fair Value under SFAS 123 (R) and SFAS 123

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for all years presented:

	Years Ended December 31,
	2007	2006	2005
Weighted-average risk-free interest rates:	4.16%	4.76%	4.68%
Dividend yield:	0.00%	0.00%	0.00%
Weighted-average expected life of the option:	7 years	7 years	7 years
Weighted-average expected stock price volatility:	78.31%	62.07%	78.79%
Weighted-average fair value of the options granted:	$3.68	$3.67	$4.50

Under SFAS No. 123(R), the Company will continue to use the Black–Scholes option pricing model to determine the fair value of stock based compensation. The Black–Scholes model requires the Company to make several assumptions, including the estimated length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and estimated forfeitures. Expected price volatility of the fiscal 2007 and 2006 grants is based on the daily market rate changes of the Company’s stock going back to January 1, 1998. The shares granted in fiscal 2007 and 2006 had a vesting period of either three or five years and a contractual life of 10 years. Forfeitures were estimated at 5.5% based on the Company’s historical experience. The Black–Scholes model also requires a risk free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of the grant, and the dividend yield on the Company’s common stock, which is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future. Changes in these assumptions can materially affect the estimate of fair value of stock based compensation and consequently, the related expense recognized on the condensed consolidated statement of operations. The Company recognizes stock based compensation expense on a straight-line basis.

Employees Stock Options and Stock Grants

For the year ended December 31, 2007, 159,731 shares of Common Stock were issued pursuant to option exercises compared to 148,547 and 81,110 shares of Common Stock for the same period in 2006 and 2005, respectively. For the year ended December 31, 2007, 320,000 shares of stock options were granted compared to 201,000 and 100,000 shares granted for the same period in 2006 and 2005, respectively. For the year ended December 31, 2007, 23,244 shares were issued in the form of restricted stock grant to the Company’s outside directors compared to 22,524 and 0 in 2006 and 2005.

The following table summarizes the Company’s option activity for Nanophase Technologies Corporation employees and directors during the years ended December 31, 2007, 2006 and 2005:

Options	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding on January 1, 2005	1,741,092	$5.79
Granted	100,000	$6.03
Exercised	(81,110)	$3.06
Forfeited or expired	(15,750)	$6.62

Outstanding on December 31, 2005	1,744,232	$5.92
Granted	201,000	$5.99
Exercised	(148,547)	$3.47
Forfeited or expired	(12,502)	$4.33

Outstanding on December 31, 2006	1,784,183	$6.14
Granted	320,000	$4.95
Exercised	(159,731)	$4.48
Forfeited or expired	(272,238)	$7.54

Outstanding on December 31, 2007	1,672,214	$5.84	5.16	$254,857

Exercisable on December 31, 2007	1,213,017	$6.06	3.61	$253,417

Shares available for grant	852,231

The aggregate intrinsic value in the table above is before income taxes, based on Nanophase’s closing stock price of $3.80 on the last business day for the period ended December 31, 2007.

During the years ended December 31, 2007, 2006 and 2005 the total intrinsic value of Nanophase stock options exercised was $343,434, $490,762 and $309,657, respectively. Cash received for option exercises was $696,735, $515,240 and $247,824 during the years ended December 31, 2007, 2006 and 2005. Based on the Company’s election of the “with and without” approach, no realized tax benefits from stock options were recognized for the years ended December 31, 2007, 2006 and 2005.

Restricted Stock

For the years ended December 31, 2007 and 2006, the Company was to grant each outside director 3,874 and 3,754 shares of deferred common stock totaling 23,244 and 22,524 shares under the Company’s 2005 Non-Employee Director Restricted Stock Plan. However, each outside director elected to defer receipt of the restricted stock until the termination of their services to the Company. The deferral of restricted stock is being accounted for under the Company’s Non-Employee Director Deferred Compensation Plan. The fair value of the awards granted in each of 2007 and 2006 was $144,000 for the restricted share rights and is included in stock-based compensation expense for the years ending December 31, 2007 and 2006 compared to $0 for the same period in 2005.

In September 2005 and October 2004, the Company granted a total of 66,666 (33,333 each year) shares of restricted stock at market value consisting of 33,332 restricted share rights and 33,334 performance share rights, respectively. Grant date fair value was $5.55 for the September 2005 grant and

$6.03 for the October 2004 grant, respectively. The Company uses an estimated forfeiture rate of 5.5% for both the restricted and performance shares. On October 30, 2007, 9,512 restricted shares from the October 2004 grant vested at $4.80. The fair value of shares vested during 2007 was approximately $36,200. The performance share rights granted on October 2004 terminated due to the Company not meeting certain performance goals or milestones on or before October 30, 2007. A summary of the status of the Company’s nonvested restricted shares as of December 31, 2007 is presented below:

# of Restricted Shares	Weighted Average Remaining Life on Unvested Shares	Unrecognized Compensation Cost
12,066.74		$20,411

For the years ended December 31, 2007, 2006 and 2005, the stock-based compensation expense was $20,790, $58,328 and $39,025 for the restricted share rights. A summary of the status of the Company’s nonvested performance share rights as of December 31, 2007 is presented below:

# of Performance Shares	Weighted Average Remaining Life on Unvested Shares	Unrecognized Compensation Cost
12,067	1.08	—

For the years ended December 31, 2007, 2006 and 2005 the stock-based compensation (recovery) expense was ($71,471), $55,757 and $34,284 for the performance share rights. Compensation expense for performance share rights is based upon management’s estimate of the number of share rights that will eventually vest.

(14) 401(k) Profit-Sharing Plan

The Company has a 401(k) profit-sharing plan covering substantially all employees who meet defined service requirements. In 2004, the Company amended its 401(k) plan providing for deferred salary contributions by the plan participants and maximum contributions by the Company of 100% of the first 3% and 50% of the next 2% of the participant’s salary. The Company contributions under this plan were $165,632, $166,781 and $131,137 for the years ended December 31, 2007, 2006 and 2005, respectively.

(15) Significant Customers and Contingencies

Revenue from three customers constituted approximately 48.7%, 25.2% and 12.4%, respectively, of the Company’s 2007 revenue. Amounts included in accounts receivable on December 31, 2007 relating to these three customers were approximately $644,000, $63,000 and $0, respectively. Revenue from these three customers constituted approximately 56.1%, 22.1% and 2.8%, respectively, of the Company’s 2006 revenue. Amounts included in accounts receivable on December 31, 2006 relating to these three customers were approximately $619,000, $289,000 and $45,000, respectively. Revenue from these three same customers constituted approximately 65.8%, 1.0% and 2.0%, respectively, of the Company’s 2005 revenue.

The Company currently has supply agreements with BASF Corporation (“BASF”), the Company’s largest customer, and Rohm and Haas Electronic Materials CMP, Inc. (“RHEM”), as well as a technology development agreement with Altana Chemie, that have contingencies outlined in them which could potentially result in the license of technology and/or the sale of production equipment, providing capacity sufficient to meet the customer’s production needs, from the Company to the customer, if triggered by the Company’s failure to meet certain performance requirements, certain other obligations and/or certain financial condition covenants. The financial condition covenants in one of the Company’s supply agreement with its largest customer, as amended, “triggers” a technology transfer (license or, optionally, an equipment sale) in the event (a) that earnings of the Company for a twelve month period ending with its most recently published quarterly financial statements are less than zero and its cash, cash equivalents and investments are less than $2,000,000, (b) of an acceleration of any debt maturity having a principal amount of more than $10,000,000, or (c) of the Company’s insolvency, as further defined within the agreement. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at 115% of the equipment’s net book value. Under another of the Company’s supply agreements with BASF, upon the Company’s breach of its contractual obligations to BASF, the Company would be required to sell BASF certain production equipment at the greater of 30% of the original book value of such equipment, and any associated upgrades to it, or 115% of the equipment’s net book value.

The Company believes that it has sufficient cash and investment balances to avoid the first triggering event under the supply agreement with BASF for the foreseeable future. If a triggering event were to occur and BASF elected to proceed with the license and related sale mentioned above, the Company would receive royalty payments from this customer for products sold using the Company’s technology; however, the Company would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by the Company’s agreement with the customer. Similar consequences would occur if the Company were determined to have materially breached certain other provisions of its supply agreement with BASF, its supply agreement with RHEM or the Company’s technology development agreement with Altana Chemie. Any such event would also result in the loss of many of the Company’s key staff and line employees due to economic realities. The Company believes that its employees are a critical component of its success and could be difficult to replace and train quickly. Given the occurrence of any such event, the Company might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on the Company.

(16) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $641,600, $664,500 and $1,094,200 for the years ended December 31, 2007, 2006 and 2005, respectively. As part of its revenue from international sources, the Company recognized approximately $203,700 and $73,700 in product revenue from several German and United Kingdom companies respectively, and $300,000 in other revenue from a technology license fee from its Japanese licensee for the year ended December 31, 2007. Revenue from these same international sources approximated $249,800, $8,400 and $300,000 for the year ended December 31, 2006, compared to $479,400, $27,200 and $306,800 for the same period in 2005, respectively. The $300,000 technology license fee typically received every twelve months from our Japanese licensee is included in each of the three years presented.

The Company’s operations comprise a single business segment and all of the Company’s long-lived assets are located within the United States.

(17) Administrative Actions

An unidentified party filed three Petitions to Request a Reexamination of US Patent No. 6,669,823 B1 in the U.S. Patent and Trademark Office, or USPTO. US Patent No. 6,669,823 B1 relates to certain parts of one of the Company’s nanoparticle manufacturing processes, NanoArc® Synthesis. After substantial prosecution of the reexaminations, the USPTO on February 5, 2008 issued an Ex Parte Reexamination Certificate wherein the USPTO cancelled all of the claims in the patent. As a result, the

Company’s legal protection of the invention that was subject to the reexamination now has been limited. However, the Company will still be able to conduct its business as currently conducted, including its use of the technology that was the subject of the reexamined patent claims. While the Company does not agree with the USPTO’s reasons for canceling the claims of the patent, the Company does not believe that the cancellation of the claims protected by the Company’s patent materially alters the competitive environment in which the Company operates or results in a material loss.

(18) Lease Accounting Adjustment

Along with many other companies with leased properties in 2005, Nanophase reviewed its policies with respect to leasing transactions. Following this review, the Company corrected an error in its prior accounting practices to conform the lease term used in calculating straight-line rent expense with the useful lives used to amortize improvements on leased property. The result of this correction was primarily to accelerate the recognition of rent expense under its lease for the Romeoville headquarters that included fixed rent escalations by revising the computation of straight-line rent expense to include those escalations for certain option periods. As the correction related solely to accounting treatment, it had no effect on Nanophase’s historical or future cash flows or the timing of payments under the related lease. Had the Company, from the inception of the lease in June 2000, correctly calculated its straight-line rent expense, the effect would have been an increase in rent of approximately $13,220 per quarter. This quarterly effect, and the annualized effect, of this adjustment were immaterial to the Company’s 2005 earnings per share. The total amount of this expense was $279,810 and was expensed in the third quarter of 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2008.

NANOPHASE TECHNOLOGIES CORPORATION

By:	/s/ Joseph Cross
Joseph Cross
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March, 2008.

Signature	Title

/s/ Joseph Cross	President, Chief Executive Officer (Principal Executive Officer) and a Director
Joseph Cross

/s/ Jess Jankowski	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Jess Jankowski

/s/ Donald S. Perkins	Chairman of the Board and Director
Donald S. Perkins

/s/ James A. Henderson	Director
James A. Henderson

/s/ James A. McClung	Director
James A. McClung

/s/ Jerry Pearlman	Director
Jerry Pearlman

/s/ Richard W. Siegel	Director
Richard W. Siegel

/s/ George Vincent	Director
George Vincent

/s/ R. Janet Whitmore	Director
R. Janet Whitmore

EXHIBIT INDEX

23.1	Consent of McGladrey & Pullen, LLP.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.