Form 10-Q
period 2008-03-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2008-05-09
CIK 883107

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2008

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

As of May 7, 2008, there were 21,130,697 shares outstanding of Common Stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED MARCH 31, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,234,033	$563,075
Investments	14,808,624	16,145,844
Trade accounts receivable, less allowance for doubtful accounts of $13,000 on March 31, 2008 and December 31, 2007	1,982,630	1,403,206
Inventories, net	1,129,825	1,085,364
Prepaid expenses and other current assets	373,838	298,464

Total current assets	19,528,950	19,495,953
Equipment and leasehold improvements, net	7,226,314	7,409,666
Other assets, net	624,108	781,266

	$27,379,372	$27,686,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$44,092	$43,110
Current portion of deferred other revenue	127,273	127,273
Accounts payable	802,443	238,295
Accrued expenses	1,459,725	1,584,656

Total current liabilities	2,433,533	1,993,334

Long-term debt, less current maturities and unamortized debt discount	1,526,524	1,512,507
Long-term portion of capital lease obligations	20,032	31,430
Deferred other revenue, less current portion	42,425	74,243

	1,588,981	1,618,180

Contingent liabilities:	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 21,116,369 and 21,088,068 shares issued and outstanding on March 31, 2008 and December 31, 2007 respectively	211,164	210,881
Additional paid-in capital	90,430,162	90,201,131
Accumulated deficit	(67,284,468)	(66,336,641)

Total stockholders’ equity	23,356,858	24,075,371

	$27,379,372	$27,686,885

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2008	2007
Revenue:
Product revenue	$2,942,722	$2,794,141
Other revenue	111,386	112,296

Total revenue	3,054,108	2,906,437

Operating expense:
Cost of revenue	2,000,208	2,193,275

Gross Profit	1,053,900	713,162

Research and development expense	438,695	524,164
Selling, general and administrative expense	1,694,068	1,410,259

Loss from operations	(1,078,863)	(1,221,261)
Interest income	167,221	99,626
Interest expense	(38,416)	(33,047)
Other, net	2,231	(69,345)

Loss before provision for income taxes	(947,827)	(1,224,027)
Provision for income taxes	—	—

Net loss	$(947,827)	$(1,224,027)

Net loss per share-basic and diluted	$(0.04)	$(0.06)

Weighted average number of basic and diluted common shares outstanding	21,106,607	19,005,846

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007
Operating activities:
Net loss	$(947,827)	$(1,224,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	320,596	354,540
Amortization of debt discount	14,018	30,707
Amortization of deferred revenue	(31,818)	(31,818)
Stock compensation expense	200,755	206,336
Allowance for excess inventory quantities	—	(12)
(Gain) loss on disposal of equipment	(1,800)	69,587
Patent abandonment charges	168,050	—
Changes in assets and liabilities related to operations:
Trade accounts receivable	(579,424)	4,078
Inventories	(44,461)	(472,638)
Prepaid expenses and other assets	(75,374)	(22,256)
Accounts payable	531,363	434,832
Accrued liabilities	(128,219)	(270,749)

Net cash used in operating activities	(574,141)	(921,420)

Investing activities:
Proceeds from disposal of equipment	1,800	8,100
Acquisition of equipment and leasehold improvements	(87,548)	(228,821)
Acquisition of patents	(21,055)	(57,373)
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	(5,318)	(60,900)
Purchases of investments	(51,264,256)	(17,336,761)
Sales of investments	52,601,476	19,341,279

Net cash provided by investing activities	1,225,099	1,665,524

Financing activities:
Principal payment on debt obligations, including capital leases	(10,417)	(9,006)
Proceeds from sale of common stock, net, and exercise of stock options	30,417	100,246

Net cash provided by financing activities	20,000	91,240

Increase in cash and cash equivalents	670,958	835,344
Cash and cash equivalents at beginning of period	563,075	132,387

Cash and cash equivalents at end of period	$1,234,033	$967,731

Supplemental cash flow information:
Interest paid	$18,633	$2 ,340

Supplemental non-cash investing and financing activities:
Capital lease obligation incurred for purchase of equipment	$—	$29,900

Accounts payable incurred for the purchase of equipment and leasehold improvements	$38,103	$54,197

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (“Nanophase” or the “Company”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

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

(3) Financial Instruments

On January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. However, the FASB issued FSP SFAS 157-2 which deferred the effective date of SFAS 157, until the beginning of our 2009 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. The Company determined that the adoption of SFAS 157 did not have a material effect on its financial statements.

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

•

Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 31, 2008, the fair values of our financial assets and liabilities are approximately categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$178,000	$178,000	$—	$—
Short-term investments(a)	6,000,000	6,000,000	—	—
Available-for-sale securities(b)	8,589,000	8,589,000	—	—
Held-to-maturity investments(c)	30,000	30,000	—	—

Total financial assets at fair value	$14,797,000	$14,797,000	$—	$—

(a)	Based on defined rates for auction rate securities dependent on the participation of willing buyers (see Note 4).

(b)	Based on the price of United States Treasury Bill and corporate bonds.

(c)	Based on stated bank rates.

(4) Investments

Investments on March 31, 2008 and December 31, 2007 were comprised of auction rate securities, certificates of deposit, a money market fund, as well as U.S. Treasury Bills and a Corporate Security (first quarter 2008 only). Included among them are investments of $30,000 made on March 31, 2008 and on December 31, 2007, in the form of certificates of deposit which are pledged as collateral, primarily for the Company’s rent in 2008 and 2007, and is restricted as to withdrawal or usage. Investments held in short-term auction rate securities and certificates of deposit have maturity days of less than 30 days. The Company’s investments on March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007
Auction rate securities	$6,000,000	$14,175,000
General Electric Capital Corporate Bond	4,991,461	—
United States Treasury Bill	3,597,125	—
Money market fund	177,661	1,898,262
Certificates of deposit	30,000	30,000
Accrued interest	12,377	42,582

	$14,808,624	$16,145,844

As of March 31, 2008, the Company’s remaining investments in auction rate securities totaled $6 million. These three auction rate securities (“ARS”) in the Company’s investment portfolio have experienced “failed auctions” due to a lack of available buyers for them on their expected auction dates. An auction failure means that parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. Despite these failed auctions, there have been no defaults on the underlying securities and investment income on these ARS holdings. They have been issued through the Federal Family Education Loan Program (“FFELP” or “FFELPs Loans”) and carry an AAA credit rating. These FFELPs Loans are guaranteed to 97% of their $6 million value by the Department of Education, limiting any credit risk relating to these securities. Although a liquidity short-fall may exist from auction to auction, the Company is not aware of any changes to ratings or other indicators of a permanent decline in value. Accordingly, the Company believes the carrying value of its investments approximates fair value. Due to the uncertainty of the duration of these failed auctions and management’s assessment, the Company has classified these investments as current assets on the Company’s balance sheet and the Company believes these assets will be realized in the short-term.

(5) Inventories

Inventories consist of the following:

	March 31, 2008	December 31, 2007
Raw materials	$255,785	$180,293
Finished goods	1,243,573	1,274,604

	1,499,358	1,454,897
Allowance for excess inventory quantities	(369,533)	(369,533)

	$1,129,825	$1,085,364

(6) Share-Based Compensation

The Company follows SFAS 123(R), Share-Based Payments, in which compensation expense is recognized only for share-based payments expected to vest. The Company recognized compensation expense related to stock options of $152,503 and $141,563 for the periods ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, there was approximately $1,257,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 3.5 years.

Employees Stock Options and Stock Grants

During the three months ended March 31, 2008, 16,667 shares of Common Stock were issued pursuant to option exercises compared to 31,000 shares for the same period in 2007. For the quarter ended March 31, 2008, 15,000 shares of stock options were granted compared to 75,000 for the same period in 2007. There were 8,334 shares of stock options forfeited for the three months ended March 31, 2008, compared to none for the same period in 2007.

Restricted Stock

On January 2, 2008 and 2007, the Company was to grant each outside director 1,662 and 988 shares of deferred common stock totaling 11,634 and 5,928 shares under the Company’s 2005 Non-Employee Director Restricted Stock Plan. However, each outside director elected to defer receipt of the restricted stock until the termination of their services to the Company. The deferral of restricted stock is being accounted for under the Company’s Non-Employee Director Deferred Compensation Plan. The fair value of the awards granted was $42,000 and $36,000, respectively for the restricted share rights and is included in stock-based compensation expense for the period ending March 31, 2008 and 2007, respectively.

On September 27, 2005, the Company granted 33,333 shares of restricted stock rights at market value consisting of 16,666 restricted share rights and 16,667 performance share rights. The restricted share rights vest in lump sum or “cliff vest” on September 27, 2008, provided the grantee has not terminated service prior to the vesting date. The performance share rights also vest in lump sum or “cliff vest” on January 30, 2009 provided a certain performance goal or milestone is achieved on or before January 30, 2009 and the grantee has not terminated service prior to January 30, 2009. The Company used an estimated forfeiture rate of 4.77% for performance shares for the period ending March 31, 2008 compared to 5% for the same period in 2007. The fair value (recovery) of the awards granted was $5,758 and $7,611 for the restricted share rights and ($1,364) and $6,254 for the performance share rights totaling $4,394 and $13,865 in stock-based compensation expense for the period ending March 31, 2008 and 2007, respectively.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for the periods presented:

	March 31, 2008	March 31, 2007
Weighted-average risk-free interest rates:	3.31%	4.75%
Dividend yield:	—	—
Weighted-average expected life of the option:	7 Years	7 Years
Weighted-average expected stock price volatility:	76.66%	84.75%
Weighted-average fair value of the options granted:	$2.27	$4.45

(7) Significant Customers and Contingencies

Revenue from three customers constituted approximately 37%, 32% and 10%, respectively, of the Company’s total revenue for the three months ended March 31, 2008. Amounts included in accounts receivable on March 31, 2008 relating to these three customers were approximately $742,000, $441,000 and $198,000, respectively. Revenue from these three customers constituted approximately 55%, 18% and 13% respectively, of the Company’s total revenue for the three months ended March 31, 2007. Amounts included in accounts receivable on March 31, 2007 relating to these three customers were approximately $805,000, $161,000 and $206,000 respectively.

The Company currently has supply agreements with BASF Corporation (“BASF”), the Company’s largest customer, and Rohm and Haas Electronic Materials CMP, Inc. (“RHEM”), as well as a joint technology development agreement with Altana Chemie, that have contingencies outlined in them which could potentially result in the license of technology and/or the sale of production equipment, providing capacity sufficient to meet the customer’s production needs, from the Company to the customer, if triggered by the Company’s failure to meet certain performance requirements, certain other obligations and/or certain financial condition covenants. The financial condition covenants in one of the Company’s supply agreements with BASF, its largest customer, as amended, “triggers” a technology transfer (license and, optionally, an equipment sale) in the event (a) that earnings of the Company for a twelve-month period ending with its most recently published quarterly financial statements are less than zero and its cash, cash equivalents and investments are less than $2,000,000, (b) of an acceleration of any debt maturity having a principal amount of more than $10,000,000, or (c) of the Company’s insolvency, as further defined within the agreement. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at 115% of the equipment’s net book value. Under another of the Company’s supply agreements with BASF, upon the Company’s breach of its contractual obligations to BASF, the Company would be required to sell BASF certain production equipment at the greater of 30% of the original book value of such equipment, and any associated upgrades to it, or 115% of the equipment’s net book value.

The Company believes that it has sufficient cash and investment balances to avoid the first triggering event under the supply agreement with BASF for the foreseeable future. If a triggering event were to occur and BASF elected to proceed with the license and related sale mentioned above, the Company would receive royalty payments from this customer for products sold using the Company’s technology; however, the Company would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by the Company’s agreement with the customer. Similar consequences would occur if the Company were determined to have materially breached certain other provisions of its supply agreement with BASF, its supply agreement with RHEM or the Company’s joint technology development agreement with Altana Chemie. Any such event would also result in the loss of many of the Company’s key staff and line employees due to economic realities. The Company believes that its employees are a critical component of its success and could be difficult to replace and train quickly. Given the occurrence of any such event, the Company might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on the Company.

(8) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $292,000 and $301,000 for the three months ended March 31, 2008 and 2007, respectively. As part of its revenue from international sources, the Company recognized approximately $215,000 in product revenue from several German companies and $75,000 in other revenue from a technology license fee from its Japanese licensee for the three months ended March 31, 2008. Revenue from these same international sources approximated $170,000 and $75,000 for the same period in 2007.

The Company’s operations comprise a single business segment and all of the Company’s long-lived assets are located within the United States.

(9) Administrative Actions

In February 2004, an unidentified party filed a Request for Reexamination of US Patent No. 6,669,823 B1 in the U.S. Patent and Trademark Office, or USPTO. US Patent No. 6,669,823 B1 relates to certain parts of one of the Company’s nanoparticle manufacturing processes, NanoArc Synthesis. After substantial prosecution of the reexamination, the USPTO on February 5, 2008 issued an Ex Parte Reexamination Certificate wherein the USPTO cancelled all the claims in the one patent that was under reexamination. As a result, the Company’s ability to assert infringement claims and suits against others using the same or sufficiently similar technology now has been limited. The Company currently has pending applications for a continuation patent and a divisional patent reflecting what the Company believes to be the most critical attributes of the reexamined patent. Regardless of the ultimate disposition of these two pending patent applications, the Company still will be able to conduct its business as currently conducted, including its use of the technology that was the subject of the reexamined patent claims. Thus, while the Company does not agree with the USPTO’s reasons for canceling the claims of the reexamined patent, the Company does not believe that the cancellation of these claims materially alters the competitive environment in which the Company operates or results in a material loss. As a result of the cancellation of claims in connection with the patent re-examination, the Company had write-offs of approximately $131,000.

(10) New Accounting Pronouncements

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS 133. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities to discuss the underlying risks that an entity intends to manage as well as accounting designation. This Statement is effective for fiscal years beginning after November 15, 2008. The Company does not believe that adoption of SFAS 161 will have a material effect on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nanophase is a nanomaterials developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterials for use in a variety of diverse markets: sunscreens, architectural coatings, industrial coatings, ingredients, personal care, abrasion-resistant applications, antimicrobial products, plastics additives, water filtration, DNA biosensors and a variety of polishing applications, including semiconductors and optics. The Company targets markets in which it feels practical solutions may be found using nanoengineered products. The Company works closely with leaders in these target markets to identify their material and performance requirements and market its own materials to various end-use applications manufacturers. Newer developed technologies have made certain new products possible and opened potential new markets. With the commercialization of the Company’s NanoArc® synthesis and new dispersion technologies in 2002, and the expansion of these capabilities in 2003 and 2004, Nanophase has been focusing on penetrating the chemical-mechanical-planarization (“CMP”) and fine polishing markets. CMP is the process of polishing various types of integrated circuits or chips to be used in various commercial electronics applications. Management believes that the Company’s inroads in the CMP and fine polishing markets would have been very difficult without the Company being able to produce its materials to exacting specifications verified by in-house and customer-based testing. Management expects growth in end-user (customers of Nanophase’s customers) adoption in 2008 and beyond and revenue growth in both of these areas to follow thereafter. Additionally, the Company feels that its exclusive relationship with Altana Chemie AG (“Altana”), a global ingredients supplier to various coatings industries, may lead to growth in several of its abrasion-resistant applications in the marketplace. In May of 2005, BASF announced the introduction of a new coated sunscreen material. This material incorporated a new coating developed by Nanophase which, management believes, should help expand sales in the European and Asian markets with future revenue growth expected. Management further expects that we will develop additional customers to help us achieve growth in 2009 and beyond.

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

From its inception in November 1989 through December 31, 1996, the Company was in the development stage. During that period, the Company primarily focused on the development of its manufacturing processes in order to transition from laboratory-scale to commercial-scale production. As a result, the Company developed an operating capacity to produce significant quantities of its nanomaterials for commercial sale. The Company was also engaged in the development of commercial applications and formulations and the recruiting of marketing, technical and administrative personnel. Since January 1, 1997, the Company has been engaged in commercial production and sales of its nanomaterials, and the Company no longer considers itself in the development stage. From inception, the Company was primarily capitalized through the private offerings of approximately $32.0 million of equity securities prior to its initial public offering, its initial public offering of $28.8 million of common stock in November of 1997, its private offering of $6.2 million of common stock in May of 2002, its private offering of $1.95 million of common stock in September of 2003, its receipt of a customer’s equity investment of $9.3 million in March 2004 and its private offering of $1.95 million of common stock in September of 2004 (through the conversion of warrants that were attached to its September 2003 offering), its receipt of a customer’s equity investment of $4.9 million in August 2006 and its offering of $10.5 million of common stock in July 2007 pursuant to a registration statement declared effective by the SEC on May 31, 2007, each net of issuance costs. The Company has incurred cumulative losses of $67.3 million from inception through March 31, 2008.

Results of Operations

Total revenue increased to $3,054,108 for the three months ended March 31, 2008, compared to $2,906,437 for the same period in 2007. A substantial majority of the Company’s revenue for the three months ended March 31, 2008 is from the Company’s three largest customers. See Note 7 to the Financial Statements for additional information regarding the revenue the Company derived from these three customers in the first quarter of 2008. Product revenue increased to $2,942,722 for the three months ended March 31, 2008, compared to $2,794,141 for the same period in 2007. The increase in product revenue was primarily attributed to increased sales in architectural coatings as well as increased sales to Rohm and Haas Electronic Materials. These increases were partially offset by decreased sales to the Company’s largest customer and BYK-Chemie. The Company and its largest customer currently have a technology agreement in place that has led to the joint development of the second generation of sunscreen nanomaterials for other potential personal care applications.

Other revenue decreased to $111,386 for the three months ended March 31, 2008, compared to $112,296 for the same period in 2007. This decrease was primarily attributed to decreases in shipping revenue.

The majority of the total revenue generated during the period ended March 31, 2008 was from the Company’s largest customer in healthcare (sunscreens), from an application in architectural coatings (the Company’s second largest customer) and from sales to BYK-Chemie for a variety of materials.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue decreased to $2,000,208 for the three months ended March 31, 2008, compared to $2,193,275 for the same period in 2007. The decrease in cost of revenue was generally attributed to decreases in commodity metals pricing, reduction in manufacturing overhead and the Company’s continued efficiencies in reducing its remaining variable manufacturing costs on nanomaterials. These decreases were partially offset by inefficiencies due to an abundance of smaller lots produced consisting of a series of products to support initial volume growth in our coating business via BYK-Chemie. Improvements to gross margins were primarily due to increased revenue volume and favorable product mix. Nanophase expects to continue new nanomaterial development, primarily using its NanoArc® synthesis and dispersion technologies, for targeted applications and new markets through 2008 and beyond. At current revenue levels the Company has generated a positive gross margin. The Company’s margins have been somewhat impeded by not having enough revenue to absorb the manufacturing overhead that is required to work with current customers and the new ones the Company expects to have. Management believes that the current fixed manufacturing cost structure is sufficient to support significantly higher levels of production, given current revenue mix and resultant product revenue. The extent to which the Company’s margins continue to grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, the Company’s ability to continue to cut costs and the Company’s ability to pass market raw materials increases on to its customers. As product revenue volume increases, this will result in more of the Company’s fixed manufacturing costs being absorbed, leading to increased margins. The Company expects to continue to focus on reducing its controllable variable product manufacturing costs through 2008 and beyond, with potential offsetting increases in the commodity metals markets, but may or may not continue to see absolute dollar gross margin growth through 2008 and beyond, dependent upon the factors discussed above. Additionally, the Company’s overall margin growth has been slowed by the fact that, while commodity metal prices have increased and the Company has been able to recover much of those price increases, the Company has not been able to recover typical overhead and profit that it otherwise would recover for more typical increases in the Company’s costs of production.

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

Research and development expense decreased to $438,695 for the three months ended March 31, 2008, compared to $524,164 for the same period in 2007. The decrease in research and development expense was largely attributed to reduction in salary, outside testing and stock compensation (non-cash) expenses. These decreases were partially offset by increased materials and supplies and travel expenses. The Company does not expect research and development expense to increase significantly in 2008.

Selling, general and administrative expense increased to $1,694,068 for the three month period ended March 31, 2008, compared to $1,410,259 for the same period in 2007. The net increase was primarily attributed to increases in patent and trademark write-offs (primarily relating to the cancellation of patent claims in connection with the patent re-examination discussed in Note 9), audit and legal expenses. These increases were partially offset by decreases in salary expense, consulting and investor relations fees.

Interest income increased to $167,221 for the three month period ended March 31, 2008, compared to $99,626 for the same period in 2007. These increases were primarily due to increases in funds available for investment, largely composed of the July 2, 2007 equity investment from certain institutional investors which resulted in net proceeds of approximately $10.5 million.

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

Liquidity and Capital Resources

The Company’s cash, cash equivalents and investments amounted to $16,042,657 on March 31, 2008, compared to $16,708,919 on December 31, 2007 and $7,398,006 on March 31, 2007. The net cash used in the Company’s operating activities was $574,141 for the three months ended March 31, 2008, compared to $921,420 for the same period in 2007. Net cash provided by investing activities, which is due to maturities of securities and to a lesser extent capital expenditures offset partially by purchases of securities, amounted to $1,225,099 for the three months ended March 31, 2008 compared to $1,665,524 for the same period in 2007. Capital expenditures amounted to $87,548 and $228,821 for the three months ended March 31, 2008 and 2007, respectively. Net cash provided by financing activities is due to the issuance of shares of common stock pursuant to the exercise of options, partially offset by principal payments on capital lease obligations, amounting, in total, to $20,000 for the three months ended March 31, 2008 compared to $91,240 for the same period in 2007.

On July 2, 2007, the Company issued and sold 1,900,000 shares of common stock pursuant to a registration statement filed on May 22, 2007 and declared effective by the SEC on May 31, 2007 to certain institutional investors at a purchase price of $5.92 per share, for an aggregate purchase price of $11.2 million and net proceeds of approximately $10.5 million.

The Company’s supply agreement with its largest customer contains several financial covenants which could potentially impact the Company’s liquidity. The most restrictive financial covenants under this agreement require the Company to maintain a minimum of $2.0 million in cash, cash equivalents and investments and that the Company not have the acceleration of any debt maturity having a principal amount of more than $10,000,000, in order to avoid triggering a transfer of technology and equipment to the Company’s largest customer. The Company had approximately $16 million in cash, cash equivalents and investments and debt net of unamortized debt discount of less than $1.8 million on March 31, 2008. This supply agreement and its covenants are more fully described in Note 7 to the Company’s Financial Statements. See “Risk Factors—We may need to raise additional capital in the future” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

As of May 5, 2008, the Company’s remaining investments in auction rate securities totaled $6 million. These three auction rate securities (“ARS”) in the Company’s investment portfolio have experienced “failed auctions” due to a lack of available buyers for them on their expected auction dates. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. Despite these failed auctions, there have been no defaults on the underlying securities and investment income on these ARS holdings. They have been issued through the Federal Family Education Loan Program (“FFELP” or “FFELPs Loans”) and carry an AAA credit rating. These FFELPs Loans are guaranteed to 97% of their $6 million value by the Department of Education, limiting any credit risk relating to these securities. Although a liquidity short-fall may exist from auction to auction, the Company is not aware of any changes to ratings or other indicators of a permanent decline in value. Accordingly, the Company believes that the carrying value of investments approximates fair value.

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

On March 31, 2008, the Company had a net operating loss carryforward of approximately $73.7 million for income tax purposes. Because the Company may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward expires at various dates between 2008 and 2027. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, the Company has concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities.

Contractual Obligations

There has been no material change outside the ordinary course of business in the Company’s contractual obligations during the first quarter of 2008. Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of its contractual obligations.

Off–Balance Sheet Arrangements

The Company has not created, and is not party to, any special–purpose or off–balance sheet entities for the purposes of raising capital, incurring debt or operating the Company’s business. Nanophase does not have any off–balance sheet arrangements or relationships with entities that are not consolidated into the Company’s financial statements that are reasonably likely to materially affect Nanophase’s liquidity or the availability of capital resources.

Credit Environment

The credit markets continue to be volatile and have experienced a shortage in overall liquidity in the sub-prime lending industry. The Company neither engages in any business activities in the mortgage industry, nor does it hold mortgage-backed securities in its investment portfolio. Recently the liquidity shortage has spread to Auction Rate Securities. The Company believes it has sufficient liquidity from its cash and investment accounts and from cash provided by operations. Please see Note 4 to the financial statements and Liquidity and Capital Resources in Management’s Discussion and Analysis for a further discussion of liquidity issues.

Safe Harbor Provision

The Company wants to provide investors with more meaningful and useful information. As a result, this Quarterly Report on Form 10-Q (the “Form 10-Q”) contains and incorporates by reference certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company’s current expectations of the future results of its operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2008 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: a decision by a customer to cancel a purchase order or supply agreement in light of the Company’s dependence on a limited number of key customers; uncertain demand for, and acceptance of, the Company’s nanocrystalline materials; the Company’s limited manufacturing capacity and product mix flexibility in light of customer demand; the Company’s limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; the Company’s dependence on patents and protection of proprietary information; the resolution of litigation in which the Company may become involved; and other risks set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Readers of this Quarterly Report on Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The only financial instruments that the Company holds are investments of a short-term duration. Management does not believe that the Company currently has material market risk relating to its investments. Please see Note 4 to the financial statements and Liquidity and Capital Resources in Management’s Discussion and Analysis for a further discussion of liquidity issues.

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

Internal control over financial reporting

The Company’s management, including the CEO and CFO, confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the end of our first quarter, there were no additional material risks and no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

NANOPHASE TECHNOLOGIES CORPORATION

Date: May 9, 2008	By:	/s/ JOSEPH E. CROSS
Joseph E. Cross
President, Chief Executive Officer (principal executive officer) and a Director

Date: May 9, 2008	By:	/s/ JESS JANKOWSKI
Jess Jankowski
Chief Financial Officer (principal financial and chief accounting officer)