Form 10-K/A
period 2008-12-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2009-03-27
CIK 883107

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Annual Report on Form 10-K of Nanophase Technologies Corporation for the fiscal year ended December 31, 2008, filed on March 25, 2009, inadvertently did not reflect that McGladrey and Pullen, LLP had signed the Report of Independent Registered Public Accounting Firm found on page F-2. This Amendment No. 1 on Form 10-K/A is being filed solely to reflect McGladrey and Pullen’s execution of the Report of Independent Registered Public Accounting Firm.

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

/s/ McGladrey & Pullen LLP

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2009.

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