Form 10-Q
period 2009-06-30
NANOPHASE TECHNOLOGIES CORPORATION
filed 2009-08-12
CIK 883107

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-22333

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

As of August 7, 2009, there were 21,204,162 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED JUNE 30, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$649,546	$723,069
Investments	3,664,418	6,908,888
Trade accounts receivable, less allowance for doubtful accounts of $9,000 on June 30, 2009 and December 31, 2008	916,389	1,092,125
Other receivable	—	7,749
Inventories, net	1,095,395	1,154,207
Prepaid expenses and other current assets	436,346	482,452

Total current assets	6,762,094	10,368,490
Investments	5,340,000	5,340,000
Equipment and leasehold improvements, net	6,073,015	6,651,842
Other assets, net	39,872	39,765

	$18,214,981	$22,400,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of deferred other revenue	10,608	74,243
Current portion of capital lease obligations	8,089	22,211
Current portion of long-term debt, less unamortized debt discount	530,702	1,570,346
Accounts payable	424,248	356,853
Accrued expenses	1,445,641	1,493,262
Accrued severance	375,172	541,014

Total current liabilities	2,794,460	4,057,929

Long-term portion of capital lease obligations	5,081	9,219

Contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 21,204,162 and 21,188,912 shares issued and outstanding on June 30, 2009 and December 31, 2008, respectively	212,042	211,889
Additional paid-in capital	92,027,075	91,597,529
Accumulated deficit	(76,823,677)	(73,476,469)

Total stockholders’ equity	15,415,440	18,332,949

	$18,214,981	$22,400,097

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	As Adjusted 2008	2009	As Adjusted 2008
Revenue:
Product revenue, net	$1,500,733	$2,811,626	$2,797,546	$5,754,347
Other revenue	109,930	132,780	218,275	244,167

Net revenue	1,610,663	2,944,406	3,015,821	5,998,514

Operating expense:
Cost of revenue	1,430,363	1,836,276	2,745,287	3,836,484

Gross Profit	180,300	1,108,130	270,534	2,162,030

Research and development expense	381,075	416,239	785,119	854,934
Selling, general and administrative expense	1,051,343	1,529,643	2,051,510	3,104,387
Severance charges	—	—	794,069	—

Loss from operations	(1,252,118)	(837,752)	(3,360,164)	(1,797,291)
Interest income	24,291	80,788	58,294	248,010
Interest expense	(12,379)	(33,142)	(33,286)	(71,559)
Other, net	1,652	(2,074)	(12,052)	157

Loss before provision for income taxes	(1,238,554)	(792,180)	(3,347,208)	(1,620,683)
Provisions for income taxes	—	—	—	—

Net loss	$(1,238,554)	$(792,180)	$(3,347,208)	$(1,620,683)

Net loss per share-basic and diluted	$(0.06)	$(0.04)	$(0.16)	$(0.08)

Weighted average number of common shares outstanding	21,204,162	21,130,697	21,200,791	21,118,652

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2009	As Adjusted 2008
Operating activities:
Net loss	$(3,347,208)	$(1,620,683)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	640,065	626,100
Amortization of debt discount	25,304	28,197
Amortization of deferred revenue	(63,635)	(63,636)
Stock compensation expense	230,871	432,883
Charges for accelerated vesting of stock options	210,694	—
Loss on disposal of equipment	13,451	513
Abandonment of trademarks	—	37,214
Changes in assets and liabilities related to operations:
Trade accounts receivable	175,736	113,554
Other accounts receivable	7,749	—
Inventories	58,812	(486,396)
Prepaid expenses and other assets	46,106	(129,137)
Accounts payable	97,294	291,094
Accrued expenses	(228,395)	52,379

Net cash used in operating activities	(2,133,156)	(717,918)

Investing activities:
Proceeds from disposal of equipment	24,000	1,800
Acquisition of equipment and leasehold improvements	(88,663)	(206,950)
Acquisition of trademarks	(1,341)	—
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	(35,625)	(5,318)
Purchases of investments	(72,813,032)	(114,381,070)
Sales of investments	76,057,502	115,645,528

Net cash provided by investing activities	3,142,841	1,053,990

Financing activities:
Principal payment on debt obligations, including capital leases	(1,083,208)	(21,071)
Proceeds from sale of common stock, net, and exercise of stock options	—	30,417

Net cash (used) provided by financing activities	(1,083,208)	9,346

(Decrease) Increase in cash and cash equivalents	(73,523)	345,418
Cash and cash equivalents at beginning of period	723,069	563,075

Cash and cash equivalents at end of period	$649,546	$908,493

Supplemental cash flow information:
Interest paid	$19,994	$42,626

Supplemental non-cash investing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$5,726	$93,638

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (“Nanophase” or the “Company”, including “we” or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

(2) Description of Business

Nanophase is a nanomaterials developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterial products for use in a variety of diverse existing and developing markets: sunscreens, personal care, architectural coatings, industrial coating ingredients, abrasion-resistant applications, plastic additives, water filtration, DNA biosensors and a variety of polishing applications, including semiconductors and optics. New markets and applications are also being developed. We target markets in which we believe practical solutions may be found using nanoengineered products. We work with leaders in these targeted markets to identify and supply their material and performance requirements. The Company was incorporated in Illinois on November 25, 1989, and became a Delaware corporation on November 30, 1997. The Company’s common stock trades on the NASDAQ Global Market under the symbol NANX.

We also recognize regular other revenue in connection with a promissory note to BYK Chemie and from a technology license. These activities are not expected to drive the long-term growth of the business. Both the deferred and license revenue are recognized as “other revenue” in the Company’s Statement of Operations, as they do not represent revenue directly from sales of our nanocrystalline materials.

(3) Change in Accounting Method

We decided to change the method of accounting for patent costs during the fourth quarter of 2008. We now expense patent costs instead of capitalizing them. Prior practice was to begin the legal process of applying for patents, then record all associated costs as intangible assets. If a patent were granted, the costs would continue to be capitalized and amortized over the estimated economic life of the patent. If a patent application were rejected or abandoned, the unamortized cost would then be expensed.

With the increase in time required to obtain a patent now extending to several years, it has become less likely that the invention underlying that patent would still be valuable to our business at the time of issuance. In addition, the lack of direct experience with patent assets protecting our products and revenue streams has caused us to reconsider our ability to assign value to such assets. In addition, we concluded that the rejection of certain claims following a protracted re-examination proceeding by the US Patent and Trademark Office that was finalized during 2008 would not materially harm our business. For these and other reasons, we believe that it is no longer reasonable to predict whether a patent will be granted, when it will be granted or whether all the claims in a granted patent ultimately will be upheld. Therefore, management believes it is preferable to expense all patent costs incurred as period costs. The expensing of patent costs as a period cost will more closely align these expenses with the time when we expect to recognize the related revenue from the patented technology.

The change in accounting method to expense patent costs was completed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154 Accounting Changes and Error Corrections. The Company applied this change in accounting principal by retrospectively restating prior year financial statements.

The effect of the change in accounting method on operating results for the three and six month periods ended June 30, 2008 was as follows:

	Three months ended June 30, 2008
	As Originally Reported	As Adjusted for Accounting Change	Effect of Change
Statements of operations
Patent abandonment	$—	$—	$—
Patent expense	—	13,552	(13,552)
Amortization expense	11,426	2,071	9,355
Loss from operations	(833,555)	(837,752)	(4,197)
Net loss	(787,983)	(792,180)	(4,197)
Basic and diluted loss per share	(0.04)	(0.04)	—

	Six months ended June 30, 2008
	As Originally Reported	As Adjusted for Accounting Change	Effect of Change
Statements of operations
Patent abandonment	$130,836	$—	$130,836
Patent expense	—	34,607	(34,607)
Amortization expense	23,018	4,120	18,898
Loss from operations	(1,912,418)	(1,797,291)	115,127
Net loss	(1,735,810)	(1,620,683)	115,127
Basic and diluted loss per share	(0.08)	(0.08)	—

The effect of the change in accounting method on the statements of cash flows for the six months ended June 30, 2008 was as follows:

	Six months ended June 30, 2008
	As Originally Reported	As Adjusted for Accounting Change	Effect of Change
Net loss	$(1,735,810)	$(1,620,683)	$115,127
Depreciation and amortization	644,998	626,100	(18,898)
Patent/trademark abandonment charges	168,050	37,214	(130,836)

Net cash used in operating activities	(683,311)	(717,918)	(34,607)

Acquisition of patents	(34,607)	—	34,607

Net cash provided by investing activities	1,019,383	1,053,990	34,607

Increase in cash and cash equivalents	345,418	345,418	—
Cash and cash equivalents, January 1, 2008	563,075	563,075	—

Cash and cash equivalents, June 30, 2008	$908,493	$908,493	$—

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of June 30, 2009, the fair values of our financial assets are approximately categorized as follows:

	Total	Level 1	Level 2	Level 3
Financial Assets
Auction rate securities(a)	$5,340,000	$—	$—	$5,340,000
Available-for-sale securities(b)	3,634,000	3,634,000	—	—
Held-to-maturity investments(c)	30,000	30,000	—	—

	$9,004,000	$3,664,000	$—	$5,340,000

There are no financial liabilities adjusted to fair value as of June 30, 2009.

(a)	Based on defined rates for auction rate securities dependent on the participation of willing buyers (see Note 5).

(b)	Based on the price of United States treasury bills.

(c)	Based on stated bank rates.

On January 1, 2009 we adopted the provisions of SFAS 157-2 for our nonfinancial assets and liabilities that are not required to be measured at fair value on a recurring basis. The adoption of SFAS 157-2 for our nonfinancial assets and liabilities did not have a significant effect on our results of operations or financial condition.

(5) Investments

Investments on June 30, 2009 and December 31, 2008 were comprised of auction rate securities, United States treasury bills, certificates of deposit and a money market fund. Included in these investments are certificates of deposit in the amount of $30,000, which are pledged as collateral, primarily for the Company’s rent in 2009 and 2008, and is restricted as to withdrawal or usage. Investments held in short-term auction rate securities and certificates of deposit have maturity days of less than 30 days. The Company’s investments on June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008
United States treasury bills	$3,633,485	$6,875,982
Certificates of deposit	30,000	30,000
Accrued interest	933	2,906

	3,664,418	6,908,888
Auction rate securities	5,340,000	5,340,000

	$9,004,418	$12,248,888

As of June 30, 2009, our remaining investments in auction rate securities (“ARS”) totaled $5.34 million, net of impairment charge. These ARS holdings in the Company’s investment portfolio have experienced “failed auctions” due to a lack of available buyers for them on their expected auction dates. An auction failure means that parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate. Despite these failed auctions, there have been no defaults on the underlying securities and investment income on these ARS holdings. They have been issued through the Federal Family Education Loan Program (“FFELPs Loans”) and carry an AAA credit rating. These FFELPs Loans are guaranteed to 97% of their $6 million value by the Department of Education and we are not aware of any defaults or threatened defaults by any of the underlying securities, the risk of which we believe to be very low. However, these failed auctions have caused us to change the level of inputs to determine their fair values. These values were estimated as of December 31, 2008 by an independent appraisal firm, Houlihan, Smith & Company, Inc., using a discounted cash flow model. Since these inputs were not observable they are classified as Level 3 inputs (see Note 4). As a result, for the period ended December 31, 2008, we recognized an “other than temporary impairment loss” on the ARS’s in the amount of $660,000, thus reducing the $6 million in nominal value to $5.34 million in net carrying value. We believe that the fair value estimates made for the year ended December 31, 2008 have not changed through June 30, 2009, and therefore, no changes to the carrying value of these investments have been made. We will continue to monitor the creditworthiness of the companies underwriting these securities and make any adjustments we deem necessary to reflect the fair value of these securities.

It is our intention to sell these instruments for as close to their $6 million value as possible as soon as we are able to do so. However, because we cannot ascertain when we may ultimately sell these instruments, and they have stated maturities in excess of one year, we have classified these securities as long-term on the June 30, 2009 balance sheet. Additional information about these securities, all with maturities in excess of 10 years, includes:

1. $2 million principal value Brazos Higher Ed Auth 2006 A, which we value at $1.8 million based on a 5-6% liquidity premium and a very low risk of default. This instrument matures 12/1/2042 and carries a variable coupon interest rate (2% as of date of this filing, which has been impacted by depressed benchmark rates). This obligation is insured and collateralized by student loans.

2. $2 million principal value Connecticut Student Loan Foundation 2004 A-6, which we value at $1.8 million based on a 5-6% liquidity premium and a very low risk of default. This instrument matures 6/1/2034 and carries a variable coupon interest rate (0-3% recent range; low end of range as of this filing due to depressed benchmark rates). This obligation is insured and collateralized by student loans.

3. $2 million principal value Illinois Student Assistance Ser VIII-1, which we value at $1.8 million based on a 5-6% liquidity premium and a very low risk of default. This instrument matures 6/1/2045 and carries a variable coupon interest rate (0-2% recent range; low end of range as of this filing due to depressed benchmark rates). This obligation is insured and collateralized by student loans.

(6) Inventories

Inventories consist of the following:

	June 30, 2009	December 31, 2008
Raw materials	$174,576	$183,150
Finished goods	963,466	1,013,704

	1,138,042	1,196,854
Allowance for excess inventory quantities	(42,647)	(42,647)

	$1,095,395	$1,154,207

(7) Share-Based Compensation

The Company follows SFAS 123(R), Share-Based Payments, in which compensation expense is recognized only for share-based payments expected to vest. The Company recognized compensation expense related to stock options of $113,619 and $207,415 for the three and six month periods ended June 30, 2009, compared to $185,638 and $338,141 for the same periods in 2008. The Company also recognized stock compensation expense related to accelerated vesting of stock options pursuant to severance agreements in the amount of $0 and $210,694 during the three and six month periods ended June 30, 2009, respectively.

As of June 30, 2009, there was approximately $402,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 4.6 years.

Employees Stock Options and Stock Grants

During the six months ended June 30, 2009, no shares of common stock were issued pursuant to option exercises compared to 16,667 shares for the same period in 2008. For the six months ended June 30, 2009, 310,500 shares of stock options were granted compared to 330,000 for the same period in 2008. For the six months ended June 30, 2009, 173,400 shares of stock options were forfeited, primarily due to the departure of Company executives as described in Note 10, compared to 11,601 shares for the same period in 2008.

Restricted Stock

For the three months ended June 30, 2009, the Company granted its outside directors stock appreciation rights (SAR’s) totaling 15,250 shares, under the Company’s Amended and Restated 2006 Stock Appreciation Rights Plan. The fair value of the awards granted was $11,866 and is included in stock-based compensation expense for the three months ended June 30, 2009. In addition, the SAR’s granted vested immediately and are payable upon the directors’ removal or resignation from the position of director.

For the three months ended June 30, 2009 and 2008, respectively, the Company granted its outside directors shares of deferred common stock totaling none and 14,328 shares, under the Company’s 2005 Non-Employee Director Restricted Stock Plan. For the six months ended June 30, 2009 and 2008, those numbers were 15,250 and 25,962, respectively. However, each outside director elected to defer receipt of the restricted stock until the termination of his or her services to the Company. The deferral of restricted stock is being accounted for under the Company’s Non-Employee Director Deferred Compensation Plan. The fair value of awards granted was $11,590 and $90,000 for the restricted share rights and included in stock-based compensation expense for the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, the Company does not have any unvested restricted stock or performance shares outstanding.

We used an estimated forfeiture rate of 4.41% for performance shares for the six month period ended June 30, 2008. For the three and six months ended June 30, 2008, the stock-based compensation expense (recovery) was $5,780 and $11,538 for the restricted share rights. For the three and six months ended June 30, 2008, the stock-based compensation (recovery) expense was ($5,962) and ($7,326) for the performance share rights totaling ($182) and ($4,444) in stock-based compensation expense. There was no expense or recovery for these items during 2009.

For the six months ended June 30, 2009, 310,500 options were granted. The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for the periods presented:

For the three months ended	June 30, 2009	June 30, 2008
Weighted-average risk-free interest rates:	2.81%	3.45%
Dividend yield:	—	—
Weighted-average expected life of the option:	7 Years	7 Years
Weighted-average expected stock price volatility:	78.50%	75.00%
Weighted-average fair value of the options granted:	$.75	$2.25

For the six months ended	June 30, 2009	June 30, 2008
Weighted-average risk-free interest rates:	2.81%	3.44%
Dividend yield:	—	—
Weighted-average expected life of the option:	7 Years	7 Years
Weighted-average expected stock price volatility:	78.50%	75.08%
Weighted-average fair value of the options granted:	$.75	$2.26

(8) Significant Customers and Contingencies

Revenue from two customers constituted approximately 62% and 23%, respectively, of the Company’s total revenue for the three months ended June 30, 2009, as compared to 58% and 20%, respectively, of the Company’s total revenue for the six months ended June 30, 2009. No other customer was individually significant for either period. Amounts included in accounts receivable on June 30, 2009 relating to these customers were approximately $502,000 and $185,000, respectively. Revenue from these two customers constituted approximately 37% and 32% respectively, of the Company’s total revenue for the three months ended June 30, 2008, as compared to 37% and 32%, respectively, of the Company’s total revenue for the six months ended June 30, 2008. Amounts included in accounts receivable on June 30, 2008 relating to these customers were approximately $435,000 and $315,000 respectively.

We currently have supply agreements with BASF Corporation (“BASF”), our largest customer, and a technology development agreement with Altana Chemie, that have contingencies outlined in them which could potentially result in the license of technology and/or the sale of production equipment, providing capacity sufficient to meet the customer’s production needs, from the Company to the customer, if triggered by the Company’s failure to meet certain performance requirements, certain other obligations and/or certain financial condition covenants. The financial condition covenants in one of these supply agreements with BASF “trigger” a technology transfer (license and, optionally, an equipment sale) in the event (a) that earnings of the Company for a twelve month period ending with its most recently published quarterly financial statements are less than zero and its cash and cash equivalent investments are less than $2,000,000, (b) of an acceleration of any debt maturity having a principal amount of more than $10,000,000, or (c) of the Company’s insolvency, as further defined within the agreement. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at 115% of the equipment’s net book value. Under another of our supply agreements with BASF, upon the Company’s breach of its contractual obligations to BASF, we would be required to sell BASF certain production equipment at the greater of 30% of the original book value of such equipment, and any associated upgrades to it, or 115% of the equipment’s net book value.

We believe that we have sufficient cash and investment balances, including the value of the ARS portfolio and the potential value implicit in our debt-free balance sheet as of July 2009, to avoid the first triggering event under the supply agreement with BASF through 2010 and beyond. If a triggering event were to occur and BASF elected to proceed with the license and related equipment sale mentioned above, we would receive royalty payments from this customer for products sold using the Company’s technology; however, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by our agreement with the customer. Similar consequences would occur if we were determined to have materially breached certain other provisions of the supply agreement with BASF or our technology development agreement with Altana Chemie. Any such event would also likely result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success and could be difficult to replace them quickly. Given the occurrence of any such event, we might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on the Company.

(9) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $80,000 and $328,000 for the three and six months ended June 30, 2009 compared to $156,000 and $448,000 for the same periods in 2008. As part of its revenue from international sources, we recognized approximately $172,000 in product revenue from several German companies and $150,000 in other revenue from a technology license fee from a Japanese licensee for the six months ended June 30, 2009. Revenue from these same international sources approximated $220,000 and $150,000 for the same period in 2008.

The Company’s operations comprise a single business segment and all of our long-lived assets are located within the United States.

(10) Severance Charges

In the first quarter of 2009, we announced the resignations of Mr. Robert Haines, our then-current Vice-President of Operations, and Dr. Richard Brotzman, our then-current Chief Technology Officer. Additionally, we eliminated twelve positions within the Operations group as a result of a reorganization plan implemented to align the organization with current demand based upon current economic conditions and the Company’s shift in strategy to develop a more customer-focused direct selling approach. During this process, management continues to seek to build its marketing and applications development capabilities. As a result of these resignations, the Company incurred a total of $794,069 of cash and non-cash severance charges. Included in these charges were salaries and benefits, accelerated vesting of stock options (non-cash) and other expenses. Of these charges, approximately $211,000 or 27% were related to the accelerated vesting of stock option which have no cash impact and are expected to have a minimal dilutive effect if any.

(11) Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), Business Combinations. This Statement provides greater consistency in the accounting and financial reporting for business combinations. SFAS 141(R) establishes new disclosure requirements and, among other things, requires the acquiring entity in a business combination to record contingent consideration payable, to expense transaction costs, and to recognize all assets acquired and liabilities assumed at acquisition-date fair value. This standard is effective for the beginning of the Company’s first fiscal year beginning after December 15, 2008. SFAS 141(R) will have a significant impact on the accounting for future business combinations after the effective date and will impact financial statements both on the acquisition date and subsequent periods. We adopted the provisions of SFAS 141(R) during the first quarter 2009 and will apply its provisions for any future business combinations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the minority or noncontrolling interests in a subsidiary or variable interest entity and for the deconsolidation of a subsidiary or variable interest entity. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. SFAS 160 is effective for the beginning of the Company’s first fiscal year beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We adopted the provisions of SFAS 160 during the first quarter 2009 and it had no impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS 133. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities to discuss the underlying risks that an entity intends to manage as well as accounting designation. This Statement is effective for fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS 161 the first quarter 2009 and it had no effect on our financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective on a prospective basis for interim or annual periods ending after June 15, 2009. We adopted the provisions of SFAS 165 this quarter and it had no effect on our financial position or results of operations. We evaluated for disclosure any subsequent events through the August 12, 2009 filing date of this Quarterly Report on Form 10-Q, and determined there are no material events that warrant disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nanophase is a nanomaterials developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterials for use in a variety of diverse markets: sunscreens, architectural coatings, industrial coatings, ingredients, personal care, abrasion-resistant applications, plastics additives, water filtration, DNA biosensors and a variety of polishing applications, including semiconductors and optics. We target markets in which we feel practical solutions may be found using nanoengineered products. Toward that end, we work closely with leaders in these target markets to identify their material and performance requirements and market material solutions to various end-use applications manufacturers. More recently developed technologies have made certain new products possible and opened potential new markets. We have added a large number of potential customers to our sales funnel during the past six months, many with new applications for our material technologies, and are in various stages of qualification with them. Some of these qualification cycles may take as little as six months, while others may take 2-4 years, if not longer.

On August 25, 2006, the Company sold, in a private placement to Rohm and Haas Electronic Materials CMP Holdings, Inc., 847,918 shares of common stock at $5.90 per share and received gross proceeds of $5.0 million. In accordance with our agreement, we plan to file a registration statement for these shares on Form S-3 during 2009.

Our revenue depends largely on the performance of the consumer products and exterior coatings markets. Both have been impacted by the global recession and the focus of firms that are or might be our customers to reduce their inventories and focus on cheaper products that are less likely to contain our higher performance materials. The exterior coatings market is further directly impacted by the housing industry, which has suffered a severe negative trend and is only recently showing signs of stabilizing. It is our intention to broaden our market reach to avoid excessive reliance on any particular customer or industry. We are doing this by addressing several market segments with targeted solutions.

Results of Operations

Total revenue decreased to $1,610,663 and $3,015,821 for the three and six months ended June 30, 2009, compared to $2,944,406 and $5,998,514 for the same periods in 2008. A substantial majority of the our revenue for the three and six month periods ended June 30, 2009 is from our two largest customers. See Note 8 to the Financial Statements for additional information regarding the revenue the Company derived from these customers for the three and six month periods ended June 30, 2009. Product revenue decreased to $1,500,733 and $2,797,546 for the three and six months ended June 30, 2009, compared to $2,811,626 and $5,754,347 for the same periods in 2008. The decrease in product revenue was primarily attributed to decreased sales from our largest customer, a portion of which management attributes to an aggressive inventory reduction program that has been felt across our and many other industries, and a decrease in sales to its largest architectural coatings customer, which may have been impacted by inventory cost control issues and the current state of the housing market, as well as decreased sales to Rohm and Haas Electronic Materials and BYK-Chemie. We and BASF currently have a technology agreement in place that has led to the joint development of the second generation of sunscreen nanomaterials for other potential personal care applications.

Other revenue decreased to $109,930 and $218,275 for the three and six months ended June 30, 2009, compared to $132,780 and $244,167 for the same periods in 2008. This decrease was primarily attributed to recognizing revenue during an evaluation agreement with a customer during 2008.

The majority of the total revenue generated during the six-month period ended June 30, 2009 was from our largest customer in healthcare (sunscreens), from an application in architectural coatings (our second largest customer) and from sales to several smaller customers.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue decreased to $1,430,363 and $2,745,287 for the three and six months ended June 30, 2009, compared to $1,836,276 and $3,836,484 for the same periods in 2008. The decrease in cost of revenue was generally attributed to decreased revenue volume, along with decreases in commodity metals pricing, reduction in manufacturing overhead and the continued efficiencies in reducing our remaining variable manufacturing costs for nanomaterials. These decreases were partially offset by inefficiencies due to decreased utilization of production assets. We expect to continue new nanomaterial development, primarily using our NanoArc® synthesis and dispersion technologies, for targeted applications and new markets through 2009 and beyond. Even at current revenue levels we have generated a positive gross margin, though margins have been impeded by not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers. We eliminated twelve positions within the Operations group as a result of a cost savings initiative implemented in the first quarter of 2009 that we expect will have a positive near-term impact on margins. Management continues to believe that the current fixed manufacturing cost structure is sufficient to support significantly higher levels of production, given current revenue mix and resultant product revenue. The extent to which margins continue to grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to manage costs and our ability to pass commodity market-driven raw materials increases on to its customers. With product revenue volume increases, more of our fixed manufacturing costs would be absorbed, leading to increased margins. We expect to continue to focus on reducing controllable variable product manufacturing costs through 2009 and beyond, with potential offsetting increases in the commodity metals markets, but may or may not continue to see absolute dollar gross margin growth through 2009 and beyond, dependent upon the factors discussed above.

Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with the development or acquisition of new product applications and coating formulations and the cost of enhancing the Company’s manufacturing processes. In another example, we have been and continue to be engaged in research to enhance our ability to disperse material in a variety of organic and inorganic media for use as coatings and polishing materials. Much of this work has led to several new products and additional potential new products for use by BYK-Chemie and other customers of Nanophase.

Now that we have demonstrated the capability to produce pilot quantities of mixed-metal oxides in a single crystal phase, we do not expect development of further variations on these materials to present material technological challenges. Many of these materials exhibit performance characteristics that can enable them to serve in various catalytic applications. Management is now working on several related commercial opportunities. We expect that this technique should not be difficult to scale to large quantity commercial volumes once application viability and firm demand are established. We also have an ongoing advanced engineering effort that is primarily focused on the development of new nanomaterials as well as the refinement of existing nanomaterials, as dictated by our customer-driven marketing strategy. We are not certain when or if any significant revenue will be generated from the production of the materials described above.

Research and development expense decreased to $381,075 and $785,119 for the three and six months ended June 30, 2009, compared to $416,239 and $854,934 for the same periods in 2008. The decrease in research and development expense was largely attributed to reduction in salary and stock compensation (non-cash) expenses. We do not expect research and development expense to increase significantly in 2009.

Selling, general and administrative expense decreased to $1,051,343 and $2,051,510 for the three and six months ended June 30, 2009, compared to $1,529,643 and $3,104,387 for the same periods in 2008. The net decrease, quantified for the six month period, was primarily attributed to decreases in salary expense ($590,000), legal fees ($180,000) and non-cash stock compensation ($125,000) expenses. These decreases were partially offset by increased consulting fees ($44,000).

In the first quarter of 2009, we announced the resignations of Mr. Robert Haines, our then-current Vice-President of Operations, and Dr. Richard Brotzman, our then-current Chief Technology Officer. Additionally, we eliminated twelve positions within the Operations group as a result of a reorganization plan implemented to align the organization with current demand based upon current economic conditions and the Company’s shift in strategy to develop a more customer-focused direct selling approach. During this process, management continues to seek to build its marketing and applications development capabilities. As a result of the above resignations, the Company incurred a total of $794,069 of cash and non-cash severance charges. Included in these charges were salaries and benefits, accelerated vesting of stock options (non-cash) and other expenses. Of these charges, approximately $211,000 or 27% were related to the accelerated vesting of stock option which have no cash impact and are expected to have a minimal dilutive effect if any. We believe that the impact of all cost savings and realignment measures over the past twelve months will be an annual savings of approximately $2 million.

Interest income decreased to $24,291 and $58,294 for the three and six months ended June 30, 2009, compared to $80,788 and $248,010 for the same period in 2008. The decrease was primarily due to severely decreased investment yields and decreases in funds available for investment.

Inflation

Management believes inflation has not had a material effect on the Company’s operations or on its financial position. However, supplier price increases and wage and benefit inflation, both of which represent a significant component of the Company’s costs of operations, may have a material effect on the Company’s operations and financial position in 2009 and beyond, if we are unable to pass through any increases.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments amounted to $4,313,964 on June 30, 2009, compared to $7,631,957 on December 31, 2008 and $9,789,879 on June 30, 2008. On June 30, 2008, we reclassified our auction rate securities in the amount of $6 million from current to long-term investments. Additional discussion on these auction rate securities (ARS) is below. The net cash used in our operating activities was $2,133,156 for the six months ended June 30, 2009, compared to $717,918 for the same period in 2008, which is a direct result of a significant decrease in revenue (approximately $3 million), partially offset by certain cost savings initiatives described previously. Net cash provided by investing activities, which is due to maturities of securities and to a lesser extent capital expenditures offset partially by purchases of securities, amounted to $3,142,841 for the six months ended June 30, 2009 compared to $1,053,990 for the same period in 2008. Capital expenditures amounted to $88,663 and $206,950 for the six months ended June 30, 2009 and 2008, respectively. Net cash used in financing activities is due to principal payments on an equipment loan from BYK-Chemie and capital lease obligations amounting, in total, to $1,083,208 for the six months ended June 30, 2009 compared to $9,346 of net cash provided primarily by the issuance of shares of common stock pursuant to the exercise of options for the same period in 2008.

On July 2, 2007, we issued and sold 1,900,000 shares of common stock pursuant to a registration statement filed on May 22, 2007 and declared effective by the SEC on May 31, 2007 to certain institutional investors at a purchase price of $5.92 per share, for an aggregate purchase price of $11.2 million and net proceeds of approximately $10.5 million.

Our supply agreement with our largest customer contains several financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under this agreement require that we maintain a minimum of $2 million in cash and cash equivalent investments, and that we not have the acceleration of any debt maturity having a principal amount of more than $10 million, in order to avoid triggering a transfer of certain technology and sale of related equipment to this customer. It is, of course, in our best interest to avoid such a transfer. We had approximately $ 4.3 million in cash, cash equivalents and current investments (excluding ARS) on June 30, 2009. In addition, we had a gross value of $6 million of ARS as of that date that could be sold at a discount or used to obtain funding, as discussed below. Our debt position renders the acceleration issue inapplicable to our current situation, indeed we became debt-free when our final loan payment was made during July 2009. This supply agreement and its covenants are more fully described in Note 8 to our Financial Statements.

For many reasons, our cash position has decreased significantly during the past year. Customers have more aggressively reduced their inventories, which has decreased our order flow. We have started to see this pattern reverse slightly, but customers remain very concerned about managing inventory levels. We have also seen certain customers more inclined to focus on cost than performance, which has impeded new formulation development that may include our materials, as well as pressure on existing customers to reduce the amount of material purchased from us in an attempt to control short term costs. In addition, we have expended significant efforts in trying to qualify for new markets. While we believe this to be the right course of action for future revenue growth, the early stages of this process tend to result in trial activity, which we expect to become commercial revenue over time. Some industries require two or more years of qualification prior to potential acceptance. For this reason we have begun the qualification process with several potential customers in a number of industries, and continue to look for market applications for which we can begin this qualification process. We have also repaid more than $1 million in debt during 2009, with our final payment made during July 2009. While these payments have reduced our cash position, they have left us debt-free as of July 2009, and the lack of these payments in the future will reduce the related cash outflows we experienced during 2009.

We adapted our business during the past twelve months to be more lean and efficient. This has reduced the cost of running our business, and will be even more apparent once severance payments have concluded (see footnote 10 on severance). This cost reduction has helped us withstand the drop in our commercial revenue, and we expect will help optimize our financial performance with increases in revenue that we expect.

We believe that cash from operations, cash and equivalents and investments on hand, including the value of the ARS portfolio, will be adequate to fund our operating plans through 2010 and for the foreseeable future. The Company’s actual future capital requirements in 2009 and beyond will depend, however, on many factors, including customer acceptance of our current and potential nanomaterials and product applications, continued progress in our research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell our materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant business growth with existing customers. We expect that capital spending relating to currently known capital needs for the remainder of 2009 will be less than $250,000 but could be even greater due to the factors discussed above.

As of August 2009, our remaining investments in auction rate securities (“ARS”) totaled $5.34 million, net of impairment charge. These ARS holdings in the Company’s investment portfolio have experienced “failed auctions” due to a lack of available buyers for them on their expected auction dates. An auction failure means that parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate. Despite these failed auctions, there have been no defaults on the underlying securities and investment income on these ARS holdings. They have been issued through the Federal Family Education Loan Program (“FFELPs Loans”) and carry an AAA credit rating. These FFELPs Loans are guaranteed to 97% of their $6 million value by the Department of Education. However, these failed auctions have caused us to change the level of inputs to determine their fair values. These values were estimated as of December 31, 2008 by an independent appraisal firm, Houlihan, Smith & Company, Inc., using a discounted cash flow model. Since these inputs were not observable they are classified as Level 3 inputs (see Note 4). As a result, for the period ended December 31, 2008, we recognized an “other than temporary impairment loss” on the ARS’s in the amount of $660,000, thus reducing the $6 million in nominal value to $5.34 million in net carrying value. We believe that the fair value estimates made for the year ended December 31, 2008 have not changed through June 30, 2009, and therefore, no changes to the carrying value of these investments have been made. We will continue to monitor the creditworthiness of the companies underwriting these securities and make any adjustments we deem necessary to reflect the fair value of these securities.

It is our intention to sell these instruments for as close to their $6 million value as possible as soon as we are able to do so. However, because we cannot ascertain when we may ultimately sell these instruments, and they have nominal maturity in excess of one year, we have classified these securities as long-term on the June 30, 2009 balance sheet.

Should events arise that make it appropriate for us to seek additional financing, such additional financing may not be available on acceptable terms or even at all, and any such additional financing could be dilutive to our stockholders. Such a financing could be necessitated by such things as the loss of existing customers; currently unknown capital requirements in light of the factors described above; new regulatory requirements that are outside our control; the need to meet previously discussed cash requirements to avoid a triggering event; or various other circumstances coming to pass that are currently not anticipated by the Company.

On June 30, 2009, we had a net operating loss carryforward of approximately $80.6 million for income tax purposes. Because the Company may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. A layer of the carryforward expired in 2008 and another is expected to expire in 2009. If not utilized, the remaining carryforward will expire at various dates between January 1, 2010 and December 31, 2028. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities.

Off-Balance Sheet Arrangements

The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purposes of raising capital, incurring debt or operating our business. We do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

Credit Environment

The credit markets continue to be volatile and have experienced a shortage in overall liquidity due to the sub-prime lending industry. The Company neither engages in any business activities in the mortgage industry, nor does it hold mortgage-backed securities in its investment portfolio. Overall the liquidity shortage in the marketplace includes Auction Rate Securities. We believe we have sufficient liquidity from cash and investment accounts to satisfy 2009 operational needs. See Notes 4 and 5 to the financial statements and Liquidity and Capital Resources in Management’s Discussion and Analysis for a further discussion of liquidity issues.

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

Disclosure controls

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15e and 15d-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009 was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.

Internal control over financial reporting

The Company’s management, including the CEO and CFO, confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

a)	The 2009 Annual Meeting of Stockholders of the Company was held on July 22, 2009.

b)	The stockholders voted to re-elect three Class III directors to the Company’s Board of Directors. Results of the voting were as follows:

Directors	For	Authority Withheld	Abstentions	Broker Non-Votes
Donald S. Perkins	14,674,176	1,681,465	—	—
Jerry K. Pearlman	14,614,901	1,740,740	—	—
George A. Vincent, III	14,701,291	1,654,350	—	—

James A. Henderson, James A. McClung, R. Janet Whitmore, Dr. Richard W. Siegel and Jess A. Jankowski continued their terms of office as directors of the Company after the 2009 Annual Meeting of Stockholders.

c)	To ratify the appointment by the Company’s Audit and Finance Committee of McGladrey & Pullen, LLP as the independent auditors of the Company’s financial statements for the year ended December 31, 2009. Results of the voting were as follows:

For	Against	Abstentions	Broker Non-Votes
15,954,703	289,653	111,285	—

Item 5. Other Information

Effective August 12, 2009, the Company entered into an employment agreement (“Employment Agreement”) with Jess Jankowski in connection with his services as President and Chief Executive Officer of the Company.

Pursuant to the terms of the Employment Agreement, a copy of which is attached hereto as Exhibit 10.3, Mr. Jankowski will receive an annual base salary of not less than $275,000. In addition, Mr. Jankowski will be eligible for discretionary bonuses for services to be performed as an executive officer of the Company based on performance and achieving milestones approved by the Board of Directors of the Company (the “Board”).

Mr. Jankowski will be eligible for such stock options and other equity compensation as the Board deems appropriate, subject to the provisions of the Company’s 2004 Equity Compensation Plan (the “Plan”). Mr. Jankowski will also be entitled to the employee benefits made available by the Company generally to all other executive officers of the Company, subject to the terms and conditions of the Company’s employee benefit plan in effect from time to time.

In the event Mr. Jankowski’s employment is terminated other than for Cause, as defined in the Employment Agreement, Mr. Jankowski will receive a sum equal to Mr. Jankowski’s base salary in effect at the time of termination for 52 full weeks after the effective date of termination, payable in proportionate amounts on the Company’s regular pay cycle for professional employees, provided that Mr. Jankowski signs, without subsequent revocation, a Separation Agreement and Release in a form acceptable to the Company. In addition, all stock options granted to Mr. Jankowski prior to termination will become fully vested and exercisable in accordance with the applicable option grant agreement and the Plan. If he is terminated for Cause, or if he resigns as an employee of the Company, Mr. Jankowski will not be entitled to any severance or other benefits accruing after the term of the Employment Agreement and such rights will be forfeited immediately upon the end of such term.

If, within two years after the occurrence of a Change in Control, as defined in the Employment Agreement, Mr. Jankowski’s employment is terminated other than for Cause, his responsibilities or annual compensation are materially reduced without his prior consent, or the Company ceases to be publicly held (each, a “Trigger”), then, subject to Mr. Jankowski signing, without subsequently revoking, a Separation Agreement and Release in a form acceptable to the Company, Mr. Jankowski will receive a sum equal to his base salary for 104 full weeks after the date the Trigger occurs. In addition, all stock options granted to Mr. Jankowski prior to the Trigger will become fully vested and exercisable in accordance with the applicable option grant agreement and the Plan.

The foregoing summary of the material provisions of the Employment Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to all provision of the described agreement.

Item 6. Exhibits

Exhibit 10.1*	Nanophase Technologies Corporation’s Amended and Restated 2006 Stock Appreciation Rights Plan, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed April 9, 2009.

Exhibit 10.2*	Employment Agreement dated June 24, 2009 between the Company and Frank Cesario, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 26, 2009.

Exhibit 10.3*	Employment Agreement effective August 12, 2009 between the Company and Jess Jankowski.

Exhibit 23.1	Consent of Houlihan Smith & Company Inc., dated August 4, 2009.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: August 12, 2009	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President, Chief Executive Officer (principal executive officer) and a Director

Date: August 12, 2009	By:	/s/ FRANK J. CESARIO
Frank J. Cesario
Chief Financial Officer (principal financial and chief accounting officer)