Form 10-K/A
period 2008-12-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2009-09-16
CIK 883107

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12B-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended December 31, 2008 on March 25, 2009 (the “Original Report”). We then amended the Original Report by filing an Amendment No. 1 on Form 10-K/A for the year ended December 31, 2008 on March 27, 2009 (“First Amendment”) to reflect McGladrey and Pullen’s execution of the Report of Independent Registered Public Accounting Firm.

We now file this Amendment No. 2 on Form 10-K/A (this “Second Amendment”) to discuss the effectiveness of our disclosure controls and procedures and any changes in internal control over financial reporting under Item 9A (T) and to provide currently-dated Exhibits 31.1 and 32.1.

Other than as noted above, no other changes have been made to the Original Report, as amended by the First Amendment. In addition, this Second Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Second Amendment should be read in conjunction with the Original Report, as amended by the First Amendment, and our other filings subsequent to the filing of the Original Report.

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

Evaluation of Disclosure Controls and Procedures. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008 was conducted under the supervision and with the participation of the Company’s management, including Jess Jankowski, the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the Company. Based on that evaluation, Mr. Jankowski concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. The Company’s management, including Mr. Jankowski, the CEO and CFO of the Company, confirms that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of September, 2009.

NANOPHASE TECHNOLOGIES CORPORATION

By:	/s/ Jess Jankowski
Jess Jankowski
President and Chief Executive Officer

By:	/s/ Frank Cesario
Frank Cesario
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.