Form 10-Q/A
period 2009-03-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2009-09-16
CIK 883107

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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the three months ended March 31, 2009 on May 11, 2009 (the “Original Report”). We now file this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to revise our discussion as to the effectiveness of our disclosure controls and procedures under Item 4 and to provide currently-dated Exhibits 31.1 and 32.1.

Other than as noted above, no other changes have been made to the Original Report. In addition, this Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings subsequent to the filing of the Original Report.

PART I

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009 was conducted under the supervision and with the participation of the Company’s management, including Jess Jankowski, the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the Company. Based on that evaluation, Mr. Jankowski concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

PART II

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: September 16, 2009	By:	/s/ JESS JANKOWSKI
Jess Jankowski
President and Chief Executive Officer

Date: September 16, 2009	By:	/s/ FRANK CESARIO
Frank Cesario
Chief Financial Officer