Form 10-K/A
period 2008-12-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2009-10-15
CIK 883107

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended December 31, 2008 on March 25, 2009 (the “Original Report”). We then amended the Original Report by filing an Amendment No. 1 on Form 10-K/A on March 27, 2009 (“First Amendment”) to reflect McGladrey and Pullen’s execution of the Report of Independent Registered Public Accounting Firm and an Amendment No. 2 on Form 10-K/A on September 16, 2009 (“Second Amendment”) to discuss the effectiveness of our disclosure controls and procedures and any changes in internal control over financial reporting under Item 9A (T).

We now file this Amendment No. 3 on Form 10-K/A (this “Third Amendment”) to reinsert a disclosure previously provided in our Original Report, as amended by the First Amendment, but omitted in our Second Amendment regarding the framework used by management to assess the effectiveness of our internal control over financial reporting and to provide currently-dated Exhibits 31.1 and 31.2.

Other than as noted above, no other changes have been made to the Original Report, as amended by the First Amendment and Second Amendment. In addition, this Third Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Third Amendment should be read in conjunction with the Original Report, as amended by the First Amendment and the Second Amendment, and our other filings subsequent to the filing of the Original Report.

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

Management’s Annual Report on Internal Control Over Financial Reporting. Management is responsible for the preparation, integrity and fair presentation of the financial statements and Notes to the financial statements. The financial statements were prepared in accordance with the accounting principles generally accepted in the U.S. and include certain amounts based on management’s judgment and best estimates. Other financial information presented is consistent with the financial statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of October, 2009.

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