Form 10-Q/A
period 2009-03-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2009-10-15
CIK 883107

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the three months ended March 31, 2009 on May 11, 2009 (the “Original Report”). We then amended the Original Report by filing an Amendment No. 1 on Form 10-Q/A on September 16, 2009 (“First Amendment”) to revise our discussion as to the effectiveness of our disclosure controls and procedures under Item 4.

We now file this Amendment No. 2 on Form 10-Q/A (“Second Amendment”) to reinsert a disclosure previously provided in our Original Report, but omitted in our First Amendment, regarding changes in internal control over financial reporting during the first quarter of 2009 and to provide currently-dated Exhibits 31.1 and 31.2.

Other than as noted above, no other changes have been made to the Original Report, as amended by the First Amendment. In addition, this Second Amendment does not reflect events occurring after the filing of the Original Report, as amended by the First Amendment. Accordingly, this Second Amendment should be read in conjunction with the Original Report, as amended by the First Amendment, and our other filings subsequent to the filing of the Original Report.

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

NANOPHASE TECHNOLOGIES CORPORATION

Date: October 15, 2009	By:	/s/ JESS JANKOWSKI
Jess Jankowski
President and Chief Executive Officer

Date: October 15, 2009	By:	/s/ FRANK CESARIO
Frank Cesario
Chief Financial Officer