Form 10-Q
period 2010-03-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2010-05-11
CIK 883107

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2010

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

As of May 4, 2010, there were 21,204,162 shares outstanding of Common Stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED MARCH 31, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,108,898	$3,899,393
Investments	3,594,106	3,594,604
Trade accounts receivable, less allowance for doubtful accounts of $9,000 on March 31, 2010 and December 31, 2009	1,325,301	858,706
Other receivables	466,182	477,989
Inventories, net	1,074,510	884,326
Prepaid expenses and other current assets	360,828	294,738

Total current assets	9,929,825	10,009,756
Equipment and leasehold improvements, net	5,272,671	5,557,832
Other assets, net	36,667	37,283

	$15,239,163	$15,604,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$7,174	$8,470
Accounts payable	780,094	202,975
Accrued expenses	659,032	509,206
Accrued severance	—	38,060

Total current liabilities	1,446,300	758,711

Long-term portion of capital lease obligations	—	748
Long-term deferred rent	622,113	617,642
Asset retirement obligations	136,382	134,763

Total long-term liabilities	758,495	753,153

Contingent liabilities:	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 21,204,162 shares issued and outstanding on March 31, 2010 and December 31, 2009 respectively	212,042	212,042
Additional paid-in capital	92,333,287	92,246,777
Accumulated deficit	(79,510,961)	(78,365,812)

Total stockholders’ equity	13,034,368	14,093,007

	$15,239,163	$15,604,871

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenue:
Product revenue	$1,930,602	$1,296,813
Other revenue	79,580	108,345

Total revenue	2,010,182	1,405,158

Operating expense:
Cost of revenue	1,527,097	1,314,924

Gross Profit	483,085	90,234
Research and development expense	429,263	404,044
Selling, general and administrative expense	1,212,417	1,000,167
Severance charges	—	794,069

Loss from operations	(1,158,595)	(2,108,046)
Interest income	14,135	34,003
Interest expense	(689)	(20,907)
Other, net	—	(13,704)

Loss before provision for income taxes	(1,145,149)	(2,108,654)
Provision for income taxes	—	—

Net loss	$(1,145,149)	$(2,108,654)

Net loss per share-basic and diluted	$(0.05)	$(0.10)

Weighted average number of basic and diluted common shares outstanding	21,204,162	21,197,384

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Operating activities:
Net loss	$(1,145,149)	$(2,108,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	305,462	336,761
Amortization of debt discount	—	15,034
Amortization of deferred revenue	—	(31,818)
Stock compensation expense	155,585	105,386
Charges for accelerated vesting of stock options	—	210,694
Allowance for excess inventory quantities	2,728	—
Loss on disposal of equipment	—	13,451
Changes in assets and liabilities related to operations:
Trade accounts receivable	(466,595)	352,637
Other accounts receivable	11,807	7,749
Inventories	(192,912)	(78,075)
Prepaid expenses and other assets	(66,090)	(175,074)
Accounts payable	578,249	19,505
Accrued liabilities	47,160	(61,157)

Net cash used in operating activities	(769,755)	(1,393,561)

Investing activities:
Proceeds from disposal of equipment	—	24,000
Acquisition of equipment and leasehold improvements	(8,321)	(52,097)
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	(10,873)	(35,625)
Purchases of investments	(3,999,502)	(34,262,405)
Sales of investments	4,000,000	36,030,083

Net cash (used in) provided by investing activities	(18,696)	1,703,956

Financing activities:
Principal payment on debt obligations, including capital leases	(2,044)	(543,872)

Net cash used in financing activities	(2,044)	(543,872)

Decrease in cash and cash equivalents	(790,495)	(233,477)
Cash and cash equivalents at beginning of period	3,899,393	723,069

Cash and cash equivalents at end of period	$3,108,898	$489,592

Supplemental cash flow information:
Interest paid	$689	$14,730

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$9,743	$14,898

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (“Nanophase” or the “Company”, including “we” or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

(2) Description of Business

Nanophase is a nanomaterials developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterial products for use in a variety of diverse existing and developing markets: sunscreens, personal care, architectural coatings, industrial coating ingredients, abrasion-resistant applications, plastic additives and a variety of polishing applications, including semiconductors and optics. New markets and applications are also being developed. We target markets where we believe practical, high added value solutions are likely to be found using our nanoengineered products. We work with leaders in these targeted markets to identify and supply their material and performance requirements. Finally, we have applied our technology and developed a complete window cleaning and polishing product family for the Architectural Windows Market under the trade name NanoUltra™. The Company was incorporated in Illinois on November 25, 1989, and became a Delaware corporation on November 30, 1997. The Company’s common stock trades on the NASDAQ Global Market under the symbol NANX.

While product sales comprise the majority of our revenue, we also recognize revenue in connection with a technology license and other sources from time to time. These activities are not expected to drive the long-term growth of the business. For this reason we classify such revenue as “other revenue” in our Statement of Operations, as it does not represent revenue directly from our nanocrystalline materials.

(3) Financial Instruments

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

•	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 31, 2010, the fair values of our financial assets are approximately categorized as follows:

	Total	Level 1	Level 2	Level 3
Financial Assets
Auction rate securities (a)	$3,560,000	$—	$—	$3,560,000
Other Available-for-sale securities	4,106	4,106	—	—

	$3,564,106	$4,106	$—	$3,560,000

There are no financial liabilities adjusted to fair value as of March 31, 2010.

(a)	Based on appraisal net of any mark to market adjustments (see Note 4).

As of December 31, 2009, the fair values of our financial assets are approximately categorized as follows:

	Total	Level 1	Level 2	Level 3
Financial Assets
Auction rate securities (a)	$3,560,000	$—	$—	$3,560,000
Other Available-for-sale securities	4,604	4,604	—	—

	$3,564,604	$4,604	$—	$3,560,000

There are no financial liabilities adjusted to fair value as of December 31, 2009.

(a)	Based on appraisal net of any mark to market adjustments (see Note 4).

(4) Investments

Investments on March 31, 2010 and December 31, 2009 were comprised of auction rate securities, United States Treasury Bills and related accrued interest, certificates of deposit and a money market fund. Included in these investments are certificates of deposit in the amount of $30,000, which are pledged as collateral, primarily for the Company’s rent in 2010 and 2009, and is restricted as to withdrawal or usage. Investments in the money market fund have maturity days of less than 30 days. The Company’s investments on March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
United States treasury bills	$—	$4,065
Certificates of deposit	30,000	30,000
Accrued interest	4,106	539

	34,106	34,604
Auction rate securities	3,560,000	3,560,000

	$3,594,106	$3,594,604

On March 26, 2010, the Company entered into an agreement to sell its remaining auction rate securities (“ARS”) for $4 million to Credit Suisse. This sale was completed and funds were received on April 1, 2010.

We accounted for this agreement as a subsequent event and classified these securities as current assets on our December 31, 2009 balance sheet. We also recorded a gain in our December 31, 2009 statement of operations equal to the $440,000 other than temporary impairment taken during 2008 related to these securities, and recorded a current receivable for this amount.

(5) Inventories

Inventories consist of the following:

	March 31, 2010	December 31, 2009
Raw materials	$208,193	$138,567
Finished goods	926,483	803,197

	1,134,676	941,764
Allowance for excess inventory quantities	(60,166)	(57,438)

	$1,074,510	$884,326

(6) Share-Based Compensation

The Company follows FASB ASC Topic 718 (formerly SFAS 123(R)), Share-Based Payments, in which compensation expense is recognized only for share-based payments expected to vest. The Company recognized compensation expense related to stock options of $86,509 and $93,796 for the three month period ended March 31, 2010 and 2009, respectively. The Company also recognized stock compensation expense related to accelerated vesting of stock options pursuant to severance agreements in the amount of $0 and $210,694 for the three month period ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, there was approximately $465,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 1.5 years.

Employees Stock Options and Stock Grants

During the three months ended March 31, 2010 and 2009, no shares of common stock were issued pursuant to option exercises. For the three months ended March 31, 2010, stock options exercisable into 10,000 shares of common stock were granted compared to none for the same period in 2009. For the three months ended March 31, 2010, stock options exercisable into 11,000 shares of common stock were forfeited compared to 154,600 shares for the same period in 2009.

Stock Appreciation Rights

On January 4, 2010, the Company granted its outside directors stock appreciation rights (SAR’s) totaling 15,250 shares, under the Company’s Amended and Restated 2006 Stock Appreciation Rights Plan. The fair value of the awards granted was $21,895 and is included in stock-based compensation expense for the three months ended March 31, 2010. The SAR’s granted vested immediately and are payable upon the directors’ removal or resignation from the position of director.

The fair value of SAR’s awards granted in 2009 increased by $47,181 during the quarter ended March 31, 2010, and is included in stock-based compensation expense for the three months ended March 31, 2010.

For the three months ended March 31, 2010 and 2009, the Company was to grant its outside directors shares of restricted common stock totaling 0 and 15,250 shares, respectively, under the Company’s 2005 Non-Employee Director Restricted Stock Plan. However, each outside director elected to defer receipt of the restricted stock until the termination of their services to the Company. The deferral of restricted stock is being accounted for under the Company’s Non-Employee Director Deferred Compensation Plan. The fair value of the awards granted was $0 and $11,590, respectively, for the restricted share rights and is included in stock-based compensation expense for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, the Company does not have any unvested restricted stock or performance shares outstanding.

For the three months ended March 31, 2010 10,000 options were granted. The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for the periods presented:

	March 31, 2010	March 31, 2009
Weighted-average risk-free interest rates:	2.36%
Dividend yield:	—	—
Weighted-average expected life of the option:	7 Years	—
Weighted-average expected stock price volatility:	77.66%	—
Weighted-average fair value of the options granted:	$.58	—

(7) Significant Customers and Contingencies

Sales to three customers constituted approximately 68%, 10% and 7%, respectively, of the Company’s total revenue for the three months ended March 31, 2010. Amounts included in accounts receivable on March 31, 2010 relating to these three customers were approximately $645,000, $196,000 and $0, respectively. Revenue from these three customers constituted approximately 54%, 0% and 12% respectively, of the Company’s total revenue for the three months ended March 31, 2009. Amounts included in accounts receivable on March 31, 2009 relating to these three customers were approximately $269,000, $0 and $0 respectively.

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

(8) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $229,000 and $248,000 for the three months ended March 31, 2010 and 2009, respectively. As part of its revenue from international sources, the Company recognized approximately $152,000 in product revenue from several German companies and $75,000 in other revenue from a technology license fee from its Japanese licensee for the three months ended March 31, 2010. Revenue from these same international sources approximated $171,000 and $75,000 for the same period in 2009.

The Company’s operations comprise a single business segment and all of the Company’s long-lived assets are located within the United States.

(9) Recently Adopted Accounting Pronouncements

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends Accounting Standards Codification (“ASC”) 820 Fair Value Measurements and Disclosures to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements which are effective for fiscal years beginning after December 15, 2010. Therefore, the additional disclosure requirements for 2010 have been taken into consideration and we do not believe the adoption of ASU No. 2010-06 will have a material impact on our financial position or results of operations.

In February 2010, the FASB issued ASU 2010-09 Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 amends ASC 855 Subsequent Events to no longer require public filers to disclose the date through which subsequent events have been evaluated. We do not believe the adoption of ASU No. 2010-09 will have a material impact on our financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nanophase is a nanomaterials and applications developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterials for use in a variety of diverse markets: sunscreens, architectural coatings, industrial coatings, ingredients, personal care, abrasion-resistant applications, plastics additives, medical diagnostics and a variety of polishing applications, including semiconductors, optics and window cleaning and polishing applications. We target markets in which we feel practical solutions may be found using nanoengineered products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Newer developed technologies have made certain new products possible and opened potential new markets. We expect growth in end-user (customers of Nanophase’s customers) adoption in 2010 and beyond and revenue growth relative to these new markets to follow thereafter. We further expect that we will attract additional customers to help us achieve growth in certain markets in 2010 and beyond.

Results of Operations

Total revenue increased to $2,010,182 for the three months ended March 31, 2010, compared to $1,405,158 for the same period in 2009. A substantial majority of our revenue for the three months ended March 31, 2010 is from our three largest customers. See Note 7 to the Financial Statements for additional information regarding the revenue derived from these three customers in the first quarter of 2010. Product revenue increased to $1,930,602 for the three months ended March 31, 2010, compared to

$1,296,813 for the same period in 2009. The increase in product revenue was primarily attributed to an increase in purchases from BASF, our largest customer. The Company and BASF Corporation currently have a technology agreement in place that has led to the joint development of the second generation of certain sunscreen nanomaterials for other potential personal care applications.

Other revenue decreased to $79,580 for the three months ended March 31, 2010, compared to $108,345 for the same period in 2009. This decrease was primarily attributed to deferred revenue associated with a customer note that was fully paid during 2009.

The majority of the total revenue generated during the three months ended March 31, 2010 resulted from sales to our largest customer in healthcare for sunscreens components, as well as to our customer specializing in polishing applications.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $1,527,097 for the three months ended March 31, 2010, compared to $1,314,924 for the same period in 2009. The increase in cost of revenue was generally attributed to increased revenue volume, net of efficiencies related to this increase in product flow. We expect to continue new nanomaterial development, primarily using our NanoArc® synthesis and dispersion technologies, for targeted applications and new markets through 2010 and beyond. At current revenue levels we have generated a positive gross margin. Our margins have been impeded by not having enough revenue to absorb the manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support significantly higher levels of production, given current revenue mix and resultant product revenue. The extent to which our margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to continue to cut costs and pass commodity market-driven raw materials increases on to customers. As product revenue volume increases, this should result in more of our fixed manufacturing costs being absorbed, leading to increased margins. We expect to continue to focus on reducing controllable variable product manufacturing costs through 2010 and beyond, with potential offsetting increases in the commodity metals markets, but may or may not continue to realize absolute dollar gross margin growth through 2010 and beyond, dependent upon the factors discussed above.

Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with our development or acquisition of new product applications and coating formulations and the cost of enhancing our manufacturing processes. As an example, we have been, and continue to be, engaged in research to enhance our ability to disperse material in a variety of organic and inorganic media for use as coatings and polishing materials, including window cleaning and polishing products. Much of this work has led to several new products and additional potential new products.

Having demonstrated the capability to produce pilot quantities of mixed-metal oxides in a single crystal phase, we do not expect development of further variations on these materials to present material technological challenges. Many of these materials exhibit performance characteristics that can enable them to serve in various catalytic applications. We are now working on several related commercial opportunities using the same materials. We expect that this technique should enable us to scale to large quantity commercial volumes once application viability and firm demand are established. We also have an ongoing advanced engineering effort that is primarily focused on the development of new nanomaterials as well as the refinement of existing nanomaterials, as dictated by our customer-driven marketing strategy. We are not certain when or if any significant revenue will be generated from the production of the materials described above.

Research and development expense increased to $429,263 for the three months ended March 31, 2010, compared to $404,044 for the same period in 2009. The increase in research and development expense was largely attributed to legal expenses associated with patent applications during the first quarter of 2010. We do not expect research and development expense to increase significantly in 2010.

Selling, general and administrative expense increased to $1,212,417 for the three month period ended March 31, 2010, compared to $1,000,167 for the same period in 2009. The net increase was primarily attributed to a substantial non-cash charge related to outstanding equity compensation vehicles due to the increase in our share price during March 2010, as well as legal fees related to the arbitration claim with Credit Suisse that was resolved by agreement entered into by the parties during March 2010.

Interest income decreased to $14,135 for the three month period ended March 31, 2010, compared to $34,003 for the same period in 2009. The decrease was primarily due to decreased investment yields and decreases in funds available for investment.

Inflation

We believe inflation has not had a material effect on our operations or financial position. However, supplier price increases and wage and benefit inflation, both of which represent a significant component of our costs of operations, may have a material effect on our operations and financial position in 2010 and beyond if we are unable to pass through those increases under our present contracts or through to our markets in general.

Liquidity and Capital Resources

Our cash, cash equivalents and investments amounted to $6,703,004 on March 31, 2010, compared to $7,493,997 on December 31, 2009 and $5,630,802 on March 31, 2009. The net cash used in our operating activities was $769,755 for the three months ended March 31, 2010, compared to $1,393,561 for the same period in 2009. Net cash used in investing activities, which is due to maturities of securities and to a lesser extent capital expenditures offset partially by purchases of securities, amounted to $18,696 for the three months ended March 31, 2010 compared to net cash provided by $1,703,956 for the same period in 2009. Capital expenditures amounted to $8,321 and $52,097 for the three months ended March 31, 2010 and 2009, respectively. Net cash used in financing activities is due to principal payments on an equipment loan from BYK-Chemie (2009 only) and capital lease obligations amounting, in total, to $2,044 for the three months ended March 31, 2010 compared to $543,872 for the same period in 2009.

Our supply agreement with our largest customer contains several financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under this agreement require us to maintain a minimum of $2.0 million in cash and cash equivalents and not permit the acceleration of any debt maturity having a principal amount of more than $10,000,000, in order to avoid triggering a transfer of technology and equipment to our largest customer. We had approximately $7 million in cash, cash equivalents and investments on March 31, 2010, with no debt. This supply agreement and its covenants are more fully described in Note 7 to the Company’s Financial Statements.

We believe that cash from operations and cash, cash equivalents and investments on hand and interest income thereon, will be adequate to fund our operating plans for the foreseeable future. Our actual future capital requirements in 2010 and beyond will depend, however, on many factors, including customer acceptance of our current and potential nanomaterials and product applications, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell our materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. We expect that capital spending relating to currently known capital needs for the remainder of 2010 will be approximately $290,000, but could be even greater due to the factors discussed above.

On March 26, 2010, we entered into an agreement to sell our remaining auction rate securities (“ARS”) for $4 million to Credit Suisse. This sale was completed and funds received on April 1, 2010.

Should events arise that make it appropriate for us to seek additional financing, such additional financing may not be available on acceptable terms or at all, and any such additional financing could be dilutive to our stockholders. Such a financing could be necessitated by such things as the loss of existing customers; currently unknown capital requirements in light of the factors described above; new regulatory requirements that are outside our control; the need to meet previously discussed cash requirements to avoid a triggering event under our BASF supply agreement; or various other circumstances coming to pass that we currently do not anticipate.

On March 31, 2010, we had a net operating loss carryforward of approximately $80 million for income tax purposes. Because we may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with our various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. A layer of our carryforward expired in 2009. If not utilized, the remaining carryforward will expire at various dates between January 1, 2010 and December 31, 2029. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities.

Off–Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purposes of raising capital, incurring debt or operating our business. We do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

Credit Environment

The credit markets continue to be volatile and have experienced a shortage in overall liquidity due to the sub-prime lending industry. The Company neither engages in any business activities in the mortgage industry, nor does it hold mortgage-backed securities in its investment portfolio. The Company believes it has sufficient liquidity from its cash and investment accounts to satisfy 2010 operational needs. See Notes 3 and 4 to the financial statements and Liquidity and Capital Resources in Management’s Discussion and Analysis for a further discussion of liquidity issues.

Safe Harbor Provision

We want to provide investors with more meaningful and useful information. As a result, this Quarterly Report on Form 10-Q (the “Form 10-Q”) contains and incorporates by reference certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect our current expectations of the future results of our operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2010 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: a decision by a customer to cancel a purchase order or supply agreement in light of our dependence on a limited number of key customers; uncertain demand for, and acceptance of, our nanocrystalline materials; our limited manufacturing capacity and product mix flexibility in light of customer demand; our limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; our dependence on patents and protection of proprietary information; and the resolution of litigation in which we may become involved; Readers of this Quarterly Report on Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4T.	Controls and Procedures

Disclosure controls

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15e and 15d-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2010 was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

None. The previously described arbitration was terminated pursuant to an agreement between the parties dated March 26, 2010. See Note 4 to the Financial Statements.

Item 1A.	Risk Factors

Not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: May 11, 2010	By:	/s/ JESS JANKOWSKI
Jess Jankowski
President and Chief Executive Officer, Chief Financial Officer

Date: May 11, 2010	By:	/s/ FRANK CESARIO
Frank Cesario
Chief Financial Officer