Form 10-Q
period 2010-09-30
NANOPHASE TECHNOLOGIES CORPORATION
filed 2010-11-09
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2010

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

As of November 5, 2010, there were 21,204,162 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED SEPTEMBER 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$6,754,127	$3,899,393
Investments	30,000	3,594,604
Trade accounts receivable, less allowance for doubtful accounts of $9,000 on September 30, 2010 and December 31, 2009	805,375	858,706
Other receivable	29,643	477,989
Inventories, net	1,239,961	884,326
Prepaid expenses and other current assets	438,908	294,738

Total current assets	9,298,014	10,009,756
Equipment and leasehold improvements, net	4,922,677	5,557,832
Other assets, net	35,424	37,283

	$14,256,115	$15,604,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	2,940	8,470
Accounts payable	658,903	202,975
Accrued expenses	929,518	509,206
Accrued discount liability	335,582	—
Accrued severance	—	38,060

Total current liabilities	1,926,943	758,711

Long-term portion of capital lease obligations	—	748
Long-term deferred rent	631,053	617,642
Asset retirement obligations	139,704	134,763

	770,757	753,153

Contingent liabilities	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 35,000,000 and 30,000,000 shares authorized on September 30, 2010 and December 31, 2009; 21,204,162 shares issued and outstanding on September 30, 2010 and December 31, 2009, respectively	212,042	212,042
Additional paid-in capital	92,568,785	92,246,777
Accumulated deficit	(81,222,412)	(78,365,812)

Total stockholders’ equity	11,558,415	14,093,007

	$14,256,115	$15,604,871

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue:
Product revenue, net	$1,925,320	$1,633,653	$7,100,265	$4,431,199
Other revenue	150,894	87,828	315,921	306,103

Net revenue	2,076,214	1,721,481	7,416,186	4,737,302
Operating expense:
Cost of revenue	1,602,438	1,264,058	5,258,246	4,009,345

Gross Profit	473,776	457,423	2,157,940	727,957
Research and development expense	388,231	433,593	1,178,306	1,218,712
Selling, general and administrative expense	973,182	913,456	3,157,824	2,964,966
Agreement termination charges	700,000	—	700,000	—
Severance charges	—	—	—	794,069

Loss from operations	(1,587,637)	(889,626)	(2,878,190)	(4,249,790)
Interest income	3,580	15,990	19,844	74,284
Interest expense	(515)	(2,076)	(1,768)	(35,362)
Other, net	52	—	3,514	(12,052)

Loss before provision for income taxes	(1,584,520)	(875,712)	(2,856,600)	(4,222,920)
Provisions for income taxes	—	—	—	—

Net loss	$(1,584,520)	$(875,712)	$(2,856,600)	$(4,222,920)

Net loss per share – basic and diluted	$(0.07)	$(0.04)	$(0.13)	$(0.20)

Weighted average number of common shares outstanding	21,204,162	21,204,162	21,204,162	21,201,927

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2010	2009
Operating activities:
Net loss	$(2,856,600)	$(4,222,920)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	868,950	943,780
Amortization of debt discount	—	27,076
Amortization of deferred revenue	—	(74,243)
Stock compensation expense	361,579	338,526
Charges for accelerated vesting of stock options	—	210,694
Allowance for excess inventory quantities	2,728	14,791
Loss on disposal of equipment	—	13,451
Termination charges (See note 9)	350,000	—
Changes in assets and liabilities related to operations:
Trade accounts receivable	53,331	307,387
Other receivable	448,346	7,749
Inventories	(358,363)	(76,442)
Prepaid expenses and other assets	(144,170)	130,284
Accounts payable	391,978	53,988
Accrued expenses	341,672	(513,178)

Net cash used in operating activities	(540,549)	(2,839,057)

Investing activities:
Proceeds from disposal of equipment	—	24,000
Acquisition of equipment and leasehold improvements	(152,169)	(141,037)
Acquisition of trademarks	—	(2,181)
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	(10,873)	(35,626)
Purchases of investments	(3,999,502)	(111,041,471)
Sales of investments	7,564,106	116,071,191

Net cash provided by investing activities	3,401,562	4,874,876

Financing activities:
Principal payment on debt obligations, including capital leases	(6,279)	(1,617,635)

Net cash used in financing activities	(6,279)	(1,617,635)

Increase in cash and cash equivalents	2,854,734	418,184
Cash and cash equivalents at beginning of period	3,899,393	723,069

Cash and cash equivalents at end of period	$6,754,127	$1,141,253

Supplemental cash flow information:
Interest paid	$1,768	$21,956

Supplemental non-cash investing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$74,823	$5,888

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (“Nanophase” or the “Company”, including “we” or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the United States Securities and Exchange Commission.

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

There are no financial assets or liabilities adjusted to fair value as of September 30, 2010.

As of December 31, 2009, the fair values of our financial assets were approximately categorized as follows:

	Total	Level 1	Level 2	Level 3
Financial Assets
Auction rate securities (a)	$3,560,000	$—	$—	$3,560,000
Other available-for-sale securities	4,604	4,604	—	—

	$3,564,604	$4,604	$—	$3,560,000

There are no financial liabilities adjusted to fair value as of December 30, 2009.

(a)	Based on appraisal net of any mark-to-market adjustments (see Note 4).

(4) Investments

Investments on September 30, 2010 and December 31, 2009 were comprised of United States Treasury Bills and related accrued interest, certificates of deposit and auction rate securities. Included in these investments are certificates of deposit in the amount of $30,000, which are pledged as collateral, primarily for our rent in 2010 and 2009, and are restricted as to withdrawal or usage. Our investments on September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
United States treasury bills	$—	$4,065
Certificates of deposit	30,000	30,000
Accrued interest	—	539

	30,000	34,604
Auction rate securities	—	3,560,000

	$30,000	$3,594,604

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

(5) Inventories

Inventories consist of the following:

	September 30, 2010	December 31, 2009
Raw materials	$304,749	$138,567
Finished goods	995,378	803,197

	1,300,127	941,764
Allowance for excess inventory quantities	(60,166)	(57,438)

	$1,239,961	$884,326

(6) Share-Based Compensation

The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Share-Based Payments (Topic 718), in which compensation expense is recognized only for share-based payments expected to vest. We recognized compensation expense related to stock options of $117,946 and $322,007 for the three and nine month periods ended September 30, 2010, compared to $105,868 and $313,283 for the same periods in 2009. During the three and nine months ended September 30, 2010, we did not recognize any stock compensation expense related to accelerated vesting of stock options pursuant to severance agreements compared to $0 and $210,694 for the same periods in 2009.

As of September 30, 2010, there was approximately $603,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 1.96 years.

Employees Stock Options and Stock Grants

During the nine months ended September 30, 2010 and 2009, no shares of common stock were issued pursuant to option exercises. For the nine months ended September 30, 2010, 309,300 shares of stock options were granted compared to 325,500 for the same period in 2009. For the nine months ended September 30, 2010, 58,625 shares of stock options were forfeited, compared to 1,014,401 shares for the same period in 2009.

Stock Appreciation Rights

On July 1, 2010, the Company granted its outside directors stock appreciation rights (SAR’s) totaling 15,250 shares, under the Company’s Amended and Restated 2006 Stock Appreciation Rights Plan. The fair value of the awards granted was $9,386 and is included in stock-based compensation expense for the three months ended September 30, 2010. The SAR’s granted vested immediately and are payable upon the directors’ removal or resignation from the position of director.

On April 1, 2010, the Company granted its outside directors stock appreciation rights (SAR’s) totaling 15,250 shares, under the Company’s Amended and Restated 2006 Stock Appreciation Rights Plan. The fair value of the awards granted was $7,550 and is included in stock-based compensation expense for the nine months ended September 30, 2010. The SAR’s granted vested immediately and are payable upon the directors’ removal or resignation from the position of director.

On January 4, 2010, the Company granted its outside directors stock appreciation rights (SAR’s) totaling 15,250 shares, under the Company’s Amended and Restated 2006 Stock Appreciation Rights Plan. The fair value of the awards granted was $9,928 and is included in stock-based compensation expense and is adjusted to fair value for the nine months ended September 30, 2010. The SAR’s granted vested immediately and are payable upon the directors’ removal or resignation from the position of director.

On October 1, 2009, the Company granted its outside directors stock appreciation rights (SAR’s) totaling 15,250 shares, under the Company’s Amended and Restated 2006 Stock Appreciation Rights Plan. The fair value of the awards granted was $8,747 and is included in stock-based compensation expense and is adjusted to fair value for the nine months ended September 30, 2010. The SAR’s granted vested immediately and are payable upon the directors’ removal or resignation from the position of director.

On July 1, 2009, the Company granted its outside directors stock appreciation rights (SAR’s) totaling 15,250 shares, under the Company’s Amended and Restated 2006 Stock Appreciation Rights Plan. The fair value of the awards granted was $9,052 and is included in stock-based compensation expense for the three months ended September 30, 2010. The SAR’s granted vested immediately and are payable upon the directors’ removal or resignation from the position of director.

On April 8, 2009, the Company granted its outside directors SAR’s totaling 15,250 shares, under the Company’s Amended and Restated 2006 Stock Appreciation Rights Plan. The fair value of the awards granted was $9,458 and is included in stock-based compensation expense for the nine months ended September 30, 2010. The SAR’s granted vested immediately and are payable upon the directors’ removal or resignation from the position of director.

For the nine months ended September 30, 2010, the fair value of SAR’s awards granted and adjusted to fair value was $39,572 compared to $13,653 for the same period in 2009, and is included in stock-based compensation expense.

For the nine months ended September 30, 2010 and 2009, the Company was to grant its outside directors shares of restricted common stock totaling 0 and 15,250 shares, respectively, under the Company’s 2005 Non-Employee Director Restricted Stock Plan. However, each outside director elected to defer receipt of the restricted stock until the termination of their services to the Company. The deferral of restricted stock is being accounted for under the Company’s Non-Employee Director Deferred Compensation Plan. The fair value of the awards granted was $0 and $11,590, respectively, for the restricted share rights and is included in stock-based compensation expense for the nine months ended September 30, 2009.

As of September 30, 2010, the Company does not have any unvested restricted stock or performance shares outstanding.

For the nine months ended September 30, 2010, 309,300 options were granted. The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for the periods presented:

For the three months ended	September 30, 2010	September 30, 2009
Weighted-average risk-free interest rates:	—	2.85%
Dividend yield:	—	—
Weighted-average expected life of the option:	—	7 Years
Weighted-average expected stock price volatility:	—	78.50%
Weighted-average fair value of the options granted:	—	$.70

For the three months ended	September 30, 2010	September 30, 2009
Weighted-average risk-free interest rates:	2.96%	2.64%
Dividend yield:	—	—
Weighted-average expected life of the option:	7 Years	7 Years
Weighted-average expected stock price volatility:	79.01%	73.68%
Weighted-average fair value of the options granted:	$1.23	$.74

(7) Significant Customers and Contingencies

Sales to two customers constituted approximately 63% and 9%, respectively, of our total revenue for the three months ended September 30, 2010, as compared to 66% and 8%, respectively, of our total revenue for the nine months ended September 30, 2010. Amounts included in accounts receivable on September 30, 2010 relating to these two customers were approximately $351,000 and $59,000, respectively. Revenue from these two customers constituted approximately 61% and 0% respectively, of our total revenue for the three months ended September 30, 2009, as compared to 60% and 0%, respectively, of our total revenue for the nine months ended September 30, 2009. Amounts included in accounts receivable on September 30, 2009 relating to these two customers were approximately $275,000 and $0, respectively.

The Company currently has a supply agreement with BASF Corporation (“BASF”), our largest customer, containing contingencies which could potentially result in the license of technology and/or the sale of production equipment, providing capacity sufficient to meet the customer’s production needs, from the Company to the customer, if triggered by our failure to meet certain performance requirements, certain other obligations and/or certain financial condition covenants. These financial condition covenants could “trigger” a technology transfer (license and, optionally, an equipment sale) in the event (a) that earnings of our twelve month period ending with its most recently published quarterly financial statements are less than zero and our cash, cash equivalents and certain investments are less than $2,000,000, (b) of an acceleration of any debt maturity having a principal amount of more than $10,000,000, or (c) our insolvency, as further defined within the agreement. In the event of an equipment sale, upon a triggering event, the equipment would be sold to the customer at either 115% of the equipment’s net book value or at the greater of 30% of the original book value of such equipment, including any associated upgrades to it, or 115% of the equipment’s net book value.

The Company believes that it has sufficient cash, investment balances and line of credit access (See Liquidity and Capital Resources in Management’s Discussion and Analysis for a further discussion) to avoid the first triggering event under the supply agreement with BASF for the foreseeable future. If a triggering event were to occur and BASF elected to proceed with the license and related equipment sale mentioned above, the Company would receive royalty payments from this customer for products sold using the Company’s technology; however, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by our agreement with the customer. Similar consequences would occur if we were determined to have materially breached certain other provisions of the supply agreement with BASF. Any such event would also likely result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success and could be difficult to replace them quickly. Given the occurrence of any such event, we might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on us.

(8) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $106,000 and $702,000 for the three and nine months ended September 30, 2010 compared to $230,000 and $558,000 for the same periods in 2009. As part of its revenue from international sources, we recognized approximately $455,000 in product revenue from several German companies and $225,000 in other revenue from a technology license fee from a Japanese licensee for the nine months ended September 30, 2010. Revenue from these same international sources approximated $314,000 and $225,000 for the same period in 2009.

The Company’s operations comprise a single business segment and all of our long-lived assets are located within the United States.

(9) Agreement Termination Charges

On August 20, 2010, we entered into a Settlement and Termination Agreement (the “Settlement Agreement”) with Altana Chemie GmbH (“Altana”). The Settlement Agreement terminates the Joint Development Agreement dated March 23, 2004, as amended on July 7, 2008 (the “JDA”), between Nanophase and Altana Chemie AG, where Altana Chemie AG was a predecessor of Altana, except for certain surviving provisions of the JDA, including each party’s respective rights in its patents, patent applications and other intellectual property, each party’s confidentiality obligations, and the protocol for resolving any subsequent disputes concerning the JDA. Under the Settlement Agreement, Nanophase and Altana both agree to end their exclusive relationship with one another approximately nineteen months prior to the scheduled termination of the JDA and each agree to release and discharge the other party from all claims, demands, obligations, losses, causes of action, costs, expenses, attorneys’ fees and liabilities of any nature which relate to or arise from the JDA. Additionally, we agreed to pay Altana $350,000 in cash on August 20, 2010, and provide Altana a percentage discount on future purchases under the Supply Agreement (as defined below), up to $350,000 as additional consideration for terminating the JDA. As a result of this agreement, we incurred a total of $700,000 of combined cash and non-cash charges. For the period ending September 30, 2010, the accrued discount liability on future purchases was $335,582 and is recorded as a current liability on our balance sheet.

Simultaneously with the Settlement Agreement, Nanophase and Altana entered into a Supply Agreement (“Supply Agreement”). The Supply Agreement establishes a non-exclusive supply arrangement between Nanophase and Altana and has a term of five years, which term may be extended by joint action of both Nanophase and Altana. Altana may source materials from any supplier, including the Company, and has no commitment to purchase any materials from us. Nanophase, similarly, may sell materials to any customer, including Altana. Additionally, we have agreed to fulfill orders placed by Altana for specified products during the term of this Supply Agreement, with committed quantities, lead times, pricing, and other elements detailed in the Supply Agreement.

(10) Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820 Fair Value Measurements and Disclosures to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements which are effective for fiscal years beginning after December 15, 2010. We do not currently have any fair value measurements, therefore, the additional disclosure requirements for 2010 have been taken into consideration and we do not believe the adoption of ASU No. 2010-06 will have a material impact on our financial position or results of operations.

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

Overview

Nanophase is a nanomaterials and applications developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterials for use in a variety of diverse markets: sunscreens, architectural coatings, industrial coating ingredients, personal care, abrasion-resistant applications, plastics additives, water filtration, DNA biosensors, medical diagnostics and a variety of polishing applications, including semiconductors, optics and window cleaning and polishing applications. We target markets in which we feel practical solutions may be found using nanoengineered products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Newer developed technologies have made certain new products possible and opened potential new markets. We expect growth in end-user (manufacturing customers, including customers of Nanophase’s customers) adoption during the remainder of 2010 and beyond and revenue growth relative to these new markets to follow thereafter. We further expect that we will attract additional customers to help us achieve growth in certain markets during the remainder of 2010 and beyond.

Results of Operations

Total revenue increased to $2,076,214 and $7,416,186 for the three and nine months ended September 30, 2010, compared to $1,721,481 and $4,737,302 for the same periods in 2009. A substantial majority of the revenue for the three and nine month periods ended September 30, 2010 is from our two largest customers. See Note 7 to the Financial Statements for additional information regarding the revenue the Company derived from these customers for the three and nine month periods ended September 30, 2010. Product revenue increased to $1,925,320 and $7,100,265 for the three and nine months ended September 30, 2010, compared to $1,633,653 and $4,431,199 for the same periods in 2009. The increase in product revenue was primarily attributed to increased sales to our largest customers.

Other revenue increased to $150,894 and $315,921 for the three and nine months ended September 30, 2010, compared to $87,828 and $306,103 for the same periods in 2009. This increase was primarily attributed to recognizing revenue in connection with a research project during the third quarter of 2010, which was partially offset by the cessation of deferred revenue that was associated with a customer note until it was fully repaid during July 2009.

The majority of the total revenue generated during the three and nine months ended September 30, 2010 was from our largest customer in sunscreens and personal care, our largest customer specializing in CMP polishing applications and our largest medical diagnostics customer.

We use certain elements classified as “Rare Earth” elements in some of our processes, specifically cerium oxide in polishing applications. On a worldwide basis, the vast majority of these elements are currently supplied by China. Due to export limitations imposed by China during the summer of 2010, the supply of all Rare Earth elements will be drastically reduced for at least the remainder of 2010, as compared to the same period of 2009. This has created significant issues with availability of acceptable materials and, if available, a substantial increase in cost. We have historically been successful in passing material costs through to our customers. While we continue to do so, the supply issue and severity of the price increase will create uncertainty for our polishing business entering 2011. We have inventory in house and purchase orders for 2011 fulfillment related to this line of business, but the long-term success of this area will be directly impacted by the supply and cost of Rare Earth elements, specifically cerium oxide.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $1,602,438 and $5,258,246 for the three and nine months ended September 30, 2010, compared to $1,264,058 and $4,009,345 for the same periods in 2009. The increase in cost of revenue was generally attributed to increased revenue volume, net of efficiencies related to this increase in product flow. We expect to continue new nanomaterial development, primarily using our NanoArc® synthesis and dispersion technologies, for targeted applications and new markets through 2010 and beyond. At current revenue levels we have generated a positive gross margin, though margins have been impeded by not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support significantly higher levels of production, given current revenue mix and resultant product revenue. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to continue to cut costs and pass commodity market-driven raw materials increases on to customers. As product revenue volume increases, this should result in our fixed manufacturing costs being more efficiently absorbed, leading to increased margins. We expect to continue to focus on reducing controllable variable product manufacturing costs through 2010 and beyond, with potential offsetting increases in the commodity metals markets, but may or may not continue to realize absolute dollar gross margin growth through 2010 and beyond, dependent upon the factors discussed above.

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

Research and development expense decreased to $388,231 and $1,178,306 for the three and nine months ended September 30, 2010, compared to $433,593 and $1,218,712 for the same periods in 2009. The net changes in research and development expense was largely attributed to reduction in depreciation (non-cash) expenses and legal fees partially offset by an increase in salary expense. We do not expect research and development expense to increase significantly during the fourth quarter 2010.

Selling, general and administrative expense increased to $973,182 and $3,157,824 for the three and nine months ended September 30, 2010, compared to $913,456 and $2,964,966 for the same periods in 2009. The net increase for the nine month period was primarily attributed to increases in salary expense, legal fees, exhibition and tradeshows and marketing material expenses.

Interest income decreased to $3,580 and $19,844 for the three and nine months ended September 30, 2010, compared to $15,990 and $74,284 for the same periods in 2009. The decrease was primarily due to decreased investment yields and decreases in funds available for investment.

Inflation

We believe inflation has not had a material effect on our operations or financial position. However, supplier price increases and wage and benefit inflation, both of which represent a significant component of our costs of operations, may have a material effect on our operations and financial position in 2010 and beyond, if we are unable to pass through any increases under present contracts or through to our markets in general.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments amounted to $6,784,127 on September 30, 2010, compared to $7,493,997 on December 31, 2009. The net cash used in our operating activities was $540,549 for the nine months ended September 30, 2010, compared to $2,839,057 for the same period in 2009, which is a direct result of a significant increase in revenue (approximately $2.7 million), and to a lesser extent the positive impact of certain cost savings initiatives. Net cash provided by investing activities, which is due to maturities of securities offset by capital expenditures amounted to $3,401,562 for the nine months ended September 30, 2010 compared to $4,874,876 for the same period in 2009. Capital expenditures amounted to $152,169 and $141,037 for the nine months ended September 30, 2010 and 2009, respectively. Net cash used in financing activities decreased substantially, from $1.6 million during the first nine months of 2009 to only $6,000 during the first nine months of 2010, due to principal payments on an equipment loan from BYK-Chemie being fully repaid in 2009.

On September 13, 2010, we secured a line of credit with a bank in the amount of $1 million secured by certain Company assets. The balance of our line of credit for the period ending September 30, 2010 was $0. We do not currently anticipate utilizing this credit line in the foreseeable future. This credit line has no defined termination date and we do not pay a penalty for unused balances.

Our supply agreement with our largest customer contains several financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under this agreement require that we maintain a minimum of $2 million in cash, cash equivalents and certain investments, and that we not have the acceleration of any debt maturity having a principal amount of more than $10,000,000, in order to avoid triggering a potential transfer of certain technology and equipment to that customer. We had approximately $6.8 million in cash, cash equivalents and investments on September 30, 2010, and no debt. This supply agreement and its covenants are more fully described in Note (7) to our Financial Statements.

We believe that cash from operations and cash, cash equivalents and investments on hand will be adequate to fund our operating plans for the foreseeable future. Our actual future capital requirements in 2010 and beyond will depend, however, on many factors, including customer acceptance of our current and potential nanomaterials and product applications, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell our materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. We expect that capital spending relating to currently known capital needs for the remainder of 2010 will be approximately $150,000 but could be even greater due to the factors discussed above.

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

On September 30, 2010, we had a net operating loss carryforward of approximately $82 million for income tax purposes. Because we may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with our various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. A layer of our carryforward expired in 2009. If not utilized, the remaining carryforward will expire at various dates between January 1, 2010 and December 31, 2029. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that some portion of this remaining carryforward will expire before ultimately becoming available to reduce income tax liabilities.

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

Credit Environment

The credit markets continue to be volatile and have experienced a shortage in overall liquidity due to the sub-prime lending industry. The Company neither engages in any business activities in the mortgage industry, nor does it hold mortgage-backed securities in its investment portfolio. The Company believes it has sufficient liquidity from its cash and investment accounts to satisfy 2010 operational needs. See Notes (3) and (4) to the financial statements and Liquidity and Capital Resources in Management’s Discussion and Analysis for a further discussion of liquidity issues.

Safe Harbor Provision

We want to provide investors with meaningful and useful information. As a result, this Quarterly Report on Form 10-Q (the “Form 10-Q”) contains and incorporates by reference certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect our current expectations of the future results of our operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2010 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: a decision by a customer to cancel a purchase order or supply agreement in light of our dependence on a limited number of key customers; uncertain demand for, and acceptance of, the Company’s nanocrystalline materials; our limited manufacturing capacity and product mix flexibility in light of customer demand; our limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; our dependence on patents and protection of proprietary information; and the resolution of litigation in which we may become involved. Readers of this Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, The Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4.	Controls and Procedures

Disclosure controls

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15e and 15d-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2010 was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Internal control over financial reporting

The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 10.1	Settlement and Termination Agreement , dated August 20, 2010, between Altana Chemie GmbH and Nanophase Technologies Corporation*

Exhibit 10.2	Supply Agreement, dated August 20, 2010, between Altana Chemie GmbH and Nanophase Technologies Corporation*

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 25, 2010; Confidentiality previously granted for portions of this agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: November 9, 2010	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski President, Chief Executive Officer (principal executive officer) and a Director

Date: November 9, 2010	By:	/s/ FRANK J. CESARIO
Frank J. Cesario Chief Financial Officer (principal financial and chief accounting officer)