Form 10-K
period 2010-12-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2011-03-22
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based upon the last reported sale price of the registrant’s common stock on June 30, 2010 was $17,974,325 as of such date.

The number of shares outstanding of the registrant’s common stock, par value $.01, as of March 15, 2011 was 21,204,162.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

Item 1.	Business

General

Nanophase Technologies Corporation (“Nanophase” or the “Company”, including “we” or “us”) develops applications, and produces engineered nanomaterial products for diverse markets – sunscreens, personal care, architectural coatings, architectural window cleaning and restoration, industrial coating ingredients, abrasion-resistant applications, plastic additives, medical diagnostics, semiconductor polishing, optics polishing and other markets. The Company develops and commercially manufactures a broad range of nanomaterials and dispersions. Recently, the Company evolved from the role of strictly a materials provider to that of a solutions provider. By directly integrating its products into customers’ products the Company can most effectively provide added value. Along these lines, the Company also extended its reach by launching its first complete product line in the Architectural Window Cleaning market, under the trade name NanoUltra™ (www.nano-ultra.com), during 2010. Although Nanophase markets its products globally, the Company’s primary strategic focus has been the North American market. The Company was incorporated in Illinois on November 25, 1989, and became a Delaware corporation on November 30, 1997. The Company’s common stock trades on the NASDAQ Global Market under the symbol NANX.

Nanophase has created a leading commercial approach to the application of its integrated nanomaterials technologies designed to deliver an optimal engineered nanomaterial solution for a target market or specific customer application. With respect to the products it makes, Nanophase has complete capability from application development and laboratory samples through pilot production and, finally, commercial production in metric ton(s) capacity. Nanophase has development and application laboratories and manufacturing capacity in two locations in the Chicago area. The Company’s manufacturing is based on Lean Six Sigma discipline and is certified to ISO 9001, American National Standard, Quality Management System Requirements; ISO 14001, American National Standard, Environmental Management System Requirements; and is compliant with current Good Manufacturing Practices (“cGMP”) for products under FDA regulation.

We have undergone a strategic shift toward penetrating key markets via interactive applications development with end-use customers in these markets. We believe this strategy leverages the applications development expertise we have cultivated over the last several years and best positions us to build direct sales to end-use customers, in addition to translating these advantages through our market partners.

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

Nanomaterials are an important and enabling part of the diverse field of nanotechnology and are the building blocks of the Company’s nanotechnology products. The ultimate performance and value of Nanophase’s products in a given application is a function of nanoparticle composition, size, shape, structure, surface chemistry and coating and dispersion potential. The Company’s technologies for engineering and manufacturing nanomaterials, and the Company’s understanding of how to make nanomaterials exhibit desirable performance characteristics in various media, result in commercial nanomaterials solutions that Nanophase believes offer superior performance in many applications.

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

Most of the raw materials used in the Company’s various processes are commercially available. In some cases, Nanophase relies on sole-source processors of materials that utilize an array of worldwide sources for the raw materials that they process to the Company’s specifications. However, in rare cases we deal with very limited supply of certain elements, such as those classified as “Rare Earth” elements- specifically cerium oxide for use in polishing applications. On a worldwide basis, the vast majority of these elements are sourced from China. Due to severe export limitations imposed by China during the summer of 2010 and continuing into 2011, the supply of all Rare Earth elements has been drastically reduced from previous levels. This has created significant concerns, globally, pertaining to the availability of acceptable materials and, if available, a substantial increase in cost. We have historically been successful in passing material costs through to our customers. While we continue to do so, the supply issue and severity of the price increase will create uncertainty for elements of our polishing business during 2011 and beyond.

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

The Company’s nanomaterials platform includes two distinct manufacturing processes (PVS and NanoArc® Synthesis) to make nanomaterials or nanoparticles. These technologies allow Nanophase to control critical nanomaterial properties (composition, size, shape, structure, surface chemistry) and engineer those to meet specific application performance. Compared to other well-developed known nanoparticle processes, the Company’s plasma-produced particles are produced as nonporous, dense, discrete single crystals, which the Company believes possess a unique set of bulk and surface properties. Nanophase currently produces millions of pounds of nanomaterials annually.

Perhaps of greater importance, Nanophase has also developed proprietary technology to disperse nanoparticles in both aqueous (water-based) and several organic solvent systems. These dispersions are highly stable at high weight loading (typically 18-55% by weight); attributes which provide distinct market advantages. Dispersed nanomaterials are desired by many customers for use in their processes or products because of the ease of incorporation. As examples, dispersed nanomaterials are used in architectural coatings, architectural window cleaners, industrial coatings, plastic additives and semiconductor polishing. This integration flexibility allows Nanophase to serve more customers and serve them better, and is critical to its role as a solutions provider, not simply that of a materials provider.

Nanophase has also developed patented and proprietary technology to coat or surface treat nanoparticles to further engineer surface chemistry by two main processes. In many applications, such as sunscreens, this technology is vital to ensure formulation compatibility and, in some cases, optimal application performance. Nanophase delivers hundreds of metric tons of surface engineered nanoparticles to its customers annually, including coated nanomaterials that are used by major global consumer products companies for sunscreens and personal care products.

As markets continue to develop and grow, we believe that customers’ preferred delivery formats will often be dispersed and/or coated nanomaterials. We believe we are well-positioned with our platform of integrated commercial nanomaterial technologies to respond to this demand. We plan to maintain and advance our intellectual property and technologies to remain competitive in the fields of nanomaterials development, applications development and commercialization.

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

Marketing

We focus our marketing strategy on differentiated nano solutions that create superior value for our customers. This customer-focused strategy means we are not solely dependent upon the efforts of our market partner for future sales growth. While the partner model can be an excellent method for addressing the needs of certain markets, as we have seen in the personal care market with BASF Corporation (“BASF”), we have found an increasing number of cases where our ability to effectively integrate nanomaterials into a customer’s specific chemistry is critical to presenting an effective solution. Given this reality, we launched a second, “customer direct” business model in 2009 and 2010, where we deal with customers directly and demonstrate the benefits of our nano-solutions in their product. Our deep market knowledge of certain markets and applications has allowed us to thoroughly understand customer needs and our products’ value proposition. This knowledge, combined with our applications development expertise, supports marketing and selling of our nano solutions to multiple companies within each market. We work closely with each customer to develop a nanomaterial solution for their specific application, but we find that as we develop greater applications development expertise in a given area, specific applications development often becomes a routine process within Nanophase. This is where we believe our future customers will perceive the greatest value in working with Nanophase.

This customer-focused marketing approach increases the probability of success in many markets, allows us to use an integrated platform of nanomaterial technologies and reduces the time-to-market. The more our applications development scientists and sales team work directly with customers to develop nanomaterial solutions, the more quickly and successfully we will be able to grow sales.

We will, of course, also continue to devote significant resources to maintaining and growing our relationships with BASF, our partner in the personal care market. We expect this relationship to continue to contribute to our future growth for the foreseeable future.

In 2010, Nanophase launched new products for the Architectural Windows market and for the Scratch Resistant Coatings market. In Architectural Windows, Nanophase introduced its first standalone direct-to-user products, the NanoUltra® line of architectural window cleaning and restoration products. NanoUltra® marks a change in the way the Company goes to market, as we acted on compelling market feedback that our stain removal and cleaning products could alter the professional window cleaning supplies market. We are selling these products to customers in the professional window cleaning market, primarily through distributors. We think that a commercially successful introduction to the professional window cleaning and restoration market could lead to further deployment to the consumer products market. We expect to learn more about the acceptability of our NanoUltra® products in these markets during 2011.

In the Scratch Resistant Coatings market, the newest additions to the NanoArc® product line help formulators meet the rigorous scratch and mar resistance requirements of very thin, highly transparent coatings. These products are designed for ultraviolet (UV) cured coatings used on electronics and wood, and in a variety of graphic arts applications. This comprehensive product offering, featuring various sized nano and sub-micron alumina dispersed in commonly used monomers, significantly improves the scratch and wear resistance of coatings used to protect thousands of products, from cell phones and computers to furniture and high sheen magazine covers, providing improved durability while preserving high optical clarity and gloss.

BASF, a €65+billion revenue global chemical company is currently our personal care market partner. They are viewed as a leader in the personal care market with recognized brands, significant revenues and global sales reach. Nanophase has a long-term exclusive relationship with BASF, to provide our zinc oxide-based products to be used in personal care with sunscreens and daily wear being the dominant applications.

In addition to our market partner, Nanophase’s products are used in a variety of other applications, including architectural coatings, optical glass and CMP polishing, medical diagnostics, textiles and graphic arts.

Because our technology can be applied to a wide variety of applications, we focus our efforts on only a handful of applications to gain a depth of knowledge and leverage our learning curve. If we find a unique application outside of our core markets that does not require significant development resources then we may pursue it as “opportunistic” business. We believe this focused approach has been directly responsible for the increase in our pipeline of well-defined customer opportunities over the past year, and will contribute to a higher success rate of those opportunities.

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

Nanophase’s total research and development expense, which includes all expenses relating to the technology and advanced engineering groups, during the years ended December 31, 2010 and 2009, was $1,614,923 and $1,615,894, respectively. This represents the Company’s share of these expenses only and does not take into account amounts spent by our largest customers in support of our partnerships. The Company’s future success will depend in large part upon its ability to develop products which bring a high degree of value to its customers’ products. Through the three-year period ended December 31, 2010, the Company has had cumulative research and development expenses of approximately $5 million and cumulative expenditures on equipment and leasehold improvements of approximately $1 million.

Manufacturing Operations

The Company has manufacturing capacity based in two locations in the Chicago area. At each of these facilities, Nanophase is able to develop and supply nanomaterials in quantities ranging from grams to metric tons. Nanophase’s facilities are certified to ISO 9001:2008 international standards and are cGMP compliant for applicable bulk pharmaceutical manufacturing. Nanophase is also in the process of registering some of the chemicals it ships to customers in Europe in compliance with the European Chemical Agency’s regulations issued to date pertaining to Registration Evaluation and Authorization of Chemicals (“REACH”). The Company’s facilities are also certified to the international standard for environmental management, ISO 14001:2004.

Our operations employ a cellular, team-based manufacturing approach, where workers operate in work “cells,” under a lean manufacturing environment to continuously advance and improve production capabilities. We have also developed a highly flexible workforce that has been cross-trained to allow it to be employed broadly across our manufacturing processes. Our manufacturing approach and targeted engineering actions have resulted in continuing process innovations and improvements that have reduced the variable manufacturing cost significantly over the past several years.

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

As of the date of this filing, Nanophase owns 11 U.S. patents and 2 pending U.S. patent applications. Nanophase also owns 34 foreign patents and patent applications consisting of 28 issued or allowed foreign patents and 6 pending foreign patent applications. All of the pending and owned foreign patents are counterparts to domestic filings covering its platform of nanotechnologies. The Company’s oldest issued patents will begin to expire in 2013.

Nanophase has licensed its PVS technology for specific markets in certain geographic regions to CIK NanoTek (formerly C.I. Kasei), a subsidiary of Itochu Corporation. Under this license agreement, the Company earns royalties on net sales of manufactured products containing nanocrystalline materials. The license agreement also provides for minimum royalty payments to maintain exclusivity. The license agreement expires on March 31, 2013 unless earlier terminated as provided therein. Upon expiration of the license agreement, the license would become non-exclusive.

Competition

Within each of its targeted markets and product applications, Nanophase faces potential competition from advanced materials and chemical companies, and suppliers of traditional materials. In many markets, the actual or potential competitors are larger and more diversified than we are; however, we believe we focus in market segments and opportunities where our materials and related technologies are superior to those of our competitors, often due to our ability to produce highly engineered products to meet specific performance requirements and develop nanomaterial solutions for customers’ specific applications.

With respect to traditional suppliers, we may compete against lower priced traditional materials for certain customer applications. In some product or process applications the benefits of using nanomaterials do not always outweigh their typically higher costs.

With respect to larger producers of nanomaterials, while many of these producers do not currently offer directly competitive products, these companies may have greater financial and technical resources, larger research and development staffs, and greater manufacturing and marketing capabilities, and could begin to compete directly against Nanophase. In addition, the number of development-stage companies involved in nanocrystalline materials continues to grow on a global basis, posing increasing competitive risks. Many of these companies are associated with university or national laboratories and use chemical and physical methods to produce nanocrystalline materials. We believe that most of these companies are engaged primarily in funded research and not commercial production; however, they may represent competitive risks in the future. Some development-stage companies, especially in other countries, receive significant government assistance or enjoy other benefits due to their location. We anticipate that foreign competition may play a greater role in the nanomaterials arena in the future.

We believe that our nanomaterial technologies and manufacturing platforms are currently at the forefront of nanomaterials production. We believe we are well-positioned with our platform of integrated commercial nanomaterial technologies and track record of technology improvement and evolution.

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

Nanophase is committed to environmental health and safety (“EH&S”). We believe we comply with all applicable exposure limit standards issued by OSHA. Because nanotechnology remains an emerging and evolving science, there are no currently accepted standards, measurements or personal protective equipment available that are specific to nanoparticle safety. Accordingly, Nanophase relies on general chemical safety practices to identify safe personal protective equipment and appropriate handling protocols. We believe that Nanophase has taken a leadership position on EH&S in our operations and has internal and external review and monitoring of its practices.

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

Nanophase has taken a responsible, proactive approach to EH&S by implementing appropriate procedures and processes to have its facilities certified to ISO 14001, American National Standard, Environmental Management System Requirements. We are also involved with leading industry groups that are defining nanomaterial standards and protocols. These currently include the ASTM International Committee on Nanotechnology, Nanoscale Materials Stewardship Program under the Toxic Substances Control Act, the US TAG to ISO TC 229 Nanotechnology committee managed by the American National Standards Institute committee (ANSI). We also participate in FDA reviews relative to cosmetic applications. We have a full-time, advanced degreed professional who spends a significant amount of time managing governmental regulation compliance and EH&S. We believe that our Company has an exemplary safety record.

Employees

On December 31, 2010, we had a total of 49 full-time employees, 9 of whom hold advanced degrees. We have no collective bargaining agreements and believe that we have a strong relationship with our employees.

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

Business Segment and Geographical Information

Our operations comprise a single business segment and all of our long-lived assets are located within the United States. See Note 15 to the accompanying Financial Statements for additional information.

Key Customers

A limited number of key customers account for a substantial portion of the Company’s commercial revenue. In particular, revenue from three customers (one of which is also a market partner) - (1) our partner BASF, (2) our largest customer in polishing applications and (3) our largest customer in industrial coating ingredients - constituted approximately 65%, 8% and 7%, respectively, of our 2010 total revenue. Many of our customers are significantly larger than we are and, therefore, may be able to exert a high degree of influence over us. While our agreements with BASF are long-term agreements, they may be terminated by BASF under certain circumstances with reasonable notice and do not provide any guarantees that BASF will buy our products. The loss of one of these key customers or the failure to attract new customers could have a material adverse effect on the Company’s business, results of operations and financial condition. Due to the high concentration of sales to a limited number of customers, we have aggressively pursued a significant number of new customers, typically smaller entities, through our customer direct business model. To the extent we are successful in adding a large number of customers through this model and maintaining or expanding our existing partners, we believe we will be able to best manage the risks associated with customer concentration.

Forward-Looking Statements

Nanophase wants to provide investors with more meaningful and useful information. As a result, this Annual Report on Form 10-K (the “Form 10-K”) contains certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company’s current expectations of the future results of its operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2011 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: a decision by a customer to cancel a purchase order, supply agreement or technology agreement in light of the Company’s dependence on a limited number of key customers; uncertain demand for, and acceptance of, the Company’s nanocrystalline materials; the Company’s manufacturing capacity and product mix flexibility in light of customer demand; the Company’s limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; the Company’s dependence on patents and protection of proprietary information; and the resolution of litigation in which the Company may become involved. Readers of this Annual Report on Form 10-K should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

The Company’s manufacturing operations in Burr Ridge are certified under ISO 9001:2008, and we believe that our manufacturing operations are within the cGMP requirements of the FDA for products that require such compliance. Our facilities are also ISO 14001:2004 certified which is the international standard for environmental management. The Burr Ridge facility has a quality control laboratory designed for the dual purposes of validating operations to cGMP and ISO standards and production process control. This laboratory is equipped to handle many routine analytical and in-process techniques that are currently required.

The Romeoville facility houses the Company’s headquarters, advanced engineering, manufacturing (nanoparticle coating, nanoparticle dispersion and pilot-scale manufacturing) and three applications development laboratories. All Romeoville manufacturing processes are certified to ISO 9001:2008 and ISO 14001:2004, and we believe that the manufacturing of nanoparticle coating used for sunscreens and personal care is in compliance with the cGMP requirements of the FDA.

Nanophase leases both its Romeoville and Burr Ridge facilities. On October 18, 2005 Nanophase entered into a Lease Amendment amending its current lease for its facility in Romeoville, Illinois, which, among other things, extended the term of such lease through December 31, 2015 (with the option to extend the term for two additional five year periods) and granted Nanophase an option to purchase such facility in certain instances. Nanophase renewed its Burr Ridge facility lease in September 2010 through August 2014 (with the option to extend the term for three additional one-year periods). In August of 2010, we also renewed our lease for our offsite warehouse through August 2013.

We believe that our leased facilities provide sufficient capacity to fulfill current known customer demand as well as substantial additional space to enable expansion of key production processes. We believe that our capital expenditures made in 2010, and projected for 2011, will support currently anticipated demand from existing customers. Our actual future capacity requirements will depend on many factors, including new and potential customer acceptance of our current and potential nanomaterials and product applications, both expected and currently unplanned growth from existing customers, continued progress in our research and development activities and product testing programs and the magnitude of these activities and programs.

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

Market Information; Holders; Dividends

The Company’s common stock is traded on the NASDAQ Global Market under the symbol NANX. The following table sets forth, for the periods indicated, the range of high and low sale prices for the common stock on the NASDAQ Global Market:

	High	Low
Fiscal year ended December 31, 2010:
First Quarter	$2.16	$0.75
Second Quarter	2.18	1.03
Third Quarter	1.60	0.97
Fourth Quarter	1.73	0.98
Fiscal year ended December 31, 2009:
First Quarter	$1.40	$0.71
Second Quarter	1.43	0.80
Third Quarter	1.20	0.86
Fourth Quarter	1.25	0.76

On March 15, 2011, the last reported sale price of our common stock was $1.30 per share, and there were approximately 137 holders of record of the common stock.

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

Securities Authorized for Issuance under Equity Compensation Plan

The following table gives information about our common stock that may be issued upon the exercise of options and rights under all of our existing compensation plans on December 31, 2010, including the 1992 Amended and Restated Stock Option Plan, the 2001 Equity Compensation Plan and the recently adopted 2010 Equity Compensation Plan. The 2010 Equity Compensation Plan (the “Plan” or the “2010 Plan”) replaced the 2004 Equity Compensation Plan (the “2004 Plan”), the 2005 Non-Employee Director Restricted Stock Plan (as amended, the “2005 Plan”), and the Amended and Restated 2006 Stock Appreciation Rights Plan (the “2006 Plan”).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted -average exercise price of outstanding options and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans Approved by Shareholders	1,409,595	$3.34	1,996,005
Plans Not Approved by Shareholders	None	$—	None

Item 6.	Selected Financial Data

Not required for a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with risks discussed in other filings made by the Company with the Securities and Exchange Commission, and the financial statements and related notes thereto appearing elsewhere in this Form 10-K. When used in the following discussions, the words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and contingencies that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. See the “Forward Looking Statements” section in Part 1, Item 1.

Overview

Nanophase is a nanomaterials and applications developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterials for use in a variety of diverse markets: sunscreens, architectural coatings, industrial coating ingredients, architectural window cleaning and restoration, personal care, abrasion-resistant applications, plastics additives, medical diagnostics and a variety of polishing applications, including semiconductors and optics. We target markets in which we feel practical solutions may be found using nanoengineered products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Recently developed technologies have made certain new products possible and opened potential new markets. We expect growth in end-user (manufacturing customers, including customers of Nanophase’s customers) adoption in 2011 and beyond and revenue growth relative to these new markets to follow thereafter. We further expect that we will attract additional customers to help us achieve growth in certain markets in 2011 and beyond.

Critical Accounting Policies

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

Results of Operations

Years Ended December 31, 2010 and 2009

Total revenue increased to $9,461,184 in 2010, compared to $6,320,326 in 2009. A substantial majority of our revenue for the year ended December 31, 2010 is from our largest customers. See Note 14 to the Financial Statements for additional information regarding revenue from these customers for the year ended December 31, 2010. Product revenue, the primary component of our total revenue, increased to $9,061,931 in 2010, compared to $5,937,100 in 2009. The increase in product revenue was primarily attributed to increased sales to our largest customers.

Other revenue increased to $399,253 in 2010, compared to $383,226 in 2009. This increase was primarily attributed to recognizing revenue in connection with a paid research project during the third quarter of 2010, which was partially offset by the cessation of deferred revenue that was associated with a customer note until it was fully repaid during July 2009.

The majority of the total revenue generated during the year ended December 31, 2010 was from our largest customer in sunscreens and personal care, our largest customer specializing in polishing applications and our largest customer in industrial coating ingredients.

We use certain elements classified as “Rare Earth” elements in some of our processes, specifically cerium oxide in polishing applications. On a worldwide basis, the vast majority of these elements are currently supplied by China. Due to export limitations imposed by China during the summer of 2010, the supply of all Rare Earth elements have been drastically reduced for 2010, as compared to the same period in 2009. This has created significant issues with availability of acceptable materials and, if available, a substantial increase in cost. We have historically been successful in passing material costs through to our customers. While we continue to do so, the supply issue and severity of the price increase will create uncertainty for our polishing business entering 2011. We have inventory in-house and purchase orders for 2011 fulfillment related to this line of business, but the long-term success of this area will be directly impacted by the supply and cost of Rare Earth elements, specifically cerium oxide.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $6,935,287 in 2010, compared to $5,368,719 in 2009. The increase in cost of revenue was generally attributed to increased revenue volume, net of efficiencies related to this increase in product flow. We expect to continue new nanomaterial development, primarily using our NanoArc® synthesis and dispersion technologies, for targeted applications and new markets during 2011 and beyond. At current revenue levels we have generated a positive gross margin, though margins have been impeded by not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support significantly higher levels of production, given current revenue mix and resultant product revenue. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to continue to cut costs and pass commodity market-driven raw materials increases on to customers. As product revenue volume increases, this should result in our fixed manufacturing costs being more efficiently absorbed, leading to increased margins. We expect to continue to focus on reducing controllable variable product manufacturing costs through 2011 and beyond, with potential offsetting increases in the commodity metals markets, but may or may not continue to realize absolute dollar gross margin growth through 2011 and beyond, dependent upon the factors discussed above.

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

Research and development expense decreased to $1,614,923 in 2010, compared to $1,615,894 in 2009. We do not expect research and development expense to increase significantly in 2011.

Selling, general and administrative expense increased to $4,311,562 in 2010, compared to $3,852,737 in 2009. The net increase was primarily attributed to increases in salary expense, exhibition and tradeshows and marketing materials expenses.

During 2008 and 2009 we aligned the organization with customer demand based upon current economic conditions and the Company’s shift in strategy to develop a more customer-focused, direct-selling approach. During this process, we have rebuilt our marketing and applications development capabilities, while reducing overall operating costs significantly.

Interest income decreased to $22,581 in 2010, compared to $89,615 in 2009. The decrease was primarily due to decreased investment yields and decreases in funds available for investment.

Inflation

We believe inflation has not had a material effect on our operations or financial position. However, supplier price increases and wage and benefit inflation, both of which represent a significant component of our costs of operations, may have a material effect on our operations and financial position in 2011 and beyond if we are unable to pass through any increases under present contracts or through to our markets in general.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments amounted to $5,774,322 as of December 31, 2010, compared to $7,493,997 on December 31, 2009. The net cash used in the Company’s operating activities was $1,446,882 and $3,614,979 for the years ended December 31, 2010 and 2009, respectively, reflects the significant increase in revenue (approximately $3.1 million), and to a lesser extent the positive impact of certain cost savings initiatives. Net cash provided by investing activities, which is due to maturities of securities offset by capital expenditures amounted to $3,300,281 for the year ended December 31, 2010 compared to $8,410,937 on December 31, 2009. Capital expenditures amounted to $253,450 and $171,721 for the years ended December 31, 2010 and 2009, respectively. Net cash used in financing activities decreased substantially, from $1.6 million during 2009 to only $8,000 in 2010, due to principal payments on an equipment loan from BYK-Chemie being fully repaid in 2009.

On September 13, 2010, we obtained a line of credit with a bank in the amount of $1 million which is secured by certain Company assets. The balance of our line of credit for the period ending December 31, 2010 was $0. We do not currently anticipate utilizing this credit line in the foreseeable future. This credit line has no defined termination date and we do not pay a penalty for unused balances.

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under these agreements require that we maintain a minimum of $2 million in cash, cash equivalents and certain investments, and that we not have the acceleration of any debt maturity having a principal amount of more than $10,000,000, in order to avoid triggering a potential customer right to transfer certain technology and equipment to that customer at a contractually defined price. We had approximately $5.8 million in cash, cash equivalents and investments on December 31, 2010, and no debt. This supply agreement and its covenants are more fully described in Note (14) to our Financial Statements.

We believe that cash from operations and cash, cash equivalents and investments on hand will be adequate to fund our operating plans for the foreseeable future. Our actual future capital requirements in 2011 and beyond will depend, however, on many factors, including customer acceptance of our current and potential nanomaterials and product applications, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell our materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. We expect that capital spending relating to currently known capital needs for 2011 will be approximately $500,000-$1,000,000.

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

On December 31, 2010, we had a net operating loss carryforward of approximately $81 million for income tax purposes. Because the Company may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. A layer of the carryforward expired in 2010 and another is expected to expire in 2011. If not utilized, the remaining carryforward will expire at various dates between January 1, 2011 and December 31, 2030. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. Changes in Illinois state tax law beginning in 2011 will impact net loss carryforward duration and utilization on the state tax level. This is further discussed in Note 10 to the Company’s financial statements.

Off—Balance Sheet Arrangements

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

Credit Environment

The credit markets continue to be volatile and have experienced a shortage in overall liquidity due to the sub-prime lending industry. The Company neither engages in any business activities in the mortgage industry, nor does it hold mortgage-backed securities in its investment portfolio. We believe we have sufficient liquidity from our cash and cash equivalent accounts to satisfy 2011 operational needs. See Notes 2 and 3 to the financial statements, “Summary of Significant Accounting Policies” for a further discussion of liquidity issues.

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

Evaluation of Disclosure Controls and Procedures. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010 was conducted under the supervision and with the participation of the Company’s management, including Jess Jankowski, the Chief Executive Officer (CEO), and Frank Cesario, the Chief

Financial Officer (CFO). Based on that evaluation, Mr. Jankowski and Mr. Cesario concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. The Company’s management, including Mr. Jankowski, the CEO, and Mr. Cesario, the CFO, confirms that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

Set forth below is certain information regarding the directors of the Company.

Name	Age	Position with Company	Served as Director Since	Term Expires	Class
James A. Henderson	76	Director	2001	2013	I

James A. McClung, Ph.D.	73	Director	2000	2013	I

R. Janet Whitmore	56	Director	2003	2013	I

Jess A. Jankowski	45	President, Chief Executive Officer and Director	2009	2011	II

Richard W. Siegel, Ph.D.	73	Director	1989	2011	II

W. Ed Tyler	58	Director	2011	2011	II

George A. Vincent, III	66	Vice Chairman of the Board of Directors	2007	2012	III

Donald S. Perkins	83	Chairman of the Board of Directors	1998	2012	III

Jerry K. Pearlman	71	Director	1999	2012	III

Mr. Henderson has served as a director of the Company since July 2001. He retired as Chairman and Chief Executive Officer of Cummins Engine Company (now Cummins Inc.) in December 1999, after joining the company in 1964. Mr. Henderson became President and Chief Operating Officer of Cummins in 1977, was promoted to President and Chief Executive Officer in 1994 and served as Chairman and Chief Executive Officer from 1995 until his retirement in 1999. Mr. Henderson graduated from Culver Military Academy, holds an A.B. in public and international affairs from Princeton University and an M.B.A. from Harvard Business School. Mr. Henderson also currently serves as a member of the Board of Directors of Hillenbrand, Inc. Mr. Henderson previously served as a director of AT&T, Inc., International Paper, Rohm & Haas and Ryerson, Inc. He serves as Chairman Emeritus of the Board of the Culver Education Foundation and is a past Chair of the Executive Committee of the Princeton University Board of Trustees. The Company believes that Mr. Henderson’s extensive and diverse background in corporate leadership in technology-based companies, operations experience, and business acumen makes him a valuable member of its Board of Directors.

Mr. McClung has served as a director of the Company since February 2000, and is chairman of the Audit Committee. Currently he is Chairman & CEO of Lismore International. He retired as a senior vice president and executive officer for FMC Corporation (which has since been split into 3 public corporations: FMC Corp; FMC Technologies; John Bean Technologies), a leading producer of a diversified portfolio of chemicals and machinery. He has over 30 years of global business development and experience in over 75 countries, having managed and developed new technologies and production processes for diversified global businesses, including specialized chemicals and machinery, while living in the United States, Europe and Africa. Mr. McClung currently serves as corporate board member of Alticor (Amway) and Hu-Friedy. Previously he has served on other corporate boards: NCCI, Turtle Wax, and Beaulieu Corporation. He was a founding member of the U.S.-Russia Business Council and is active in other international business organizations, such as Japan American Society, Chicago Council on Global Affairs, Executive Club of Chicago and the Economic Club of Chicago. He serves as a board trustee at Thunderbird School of Global Management and the College of Wooster (Ohio). Mr. McClung earned a bachelor’s degree from the College of Wooster (Ohio), a master’s degree from the University of Kansas and a doctorate from Michigan State University. The Company believes that Mr. McClung’s extensive global business development and worldwide management experience, including his experience in the specialty chemicals industry, make him a valuable member of its Board of Directors.

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

Mr. Tyler joined Nanophase as a Director in January 2011. Mr. Tyler is Chairman of the Board of First Industrial Realty Trust, where he has served as a director since 2000. He has also served in recent leadership positions at Ideapoint Ventures, an early stage venture fund that focuses on nanotechnologies, and Industrial Nanotech, Inc., an entity which develops and sells nanomaterial solutions. Previously, Mr. Tyler served as President and CEO of Moore Corporation Limited, a provider of data capture, information design, marketing services, digital communications and print solutions. Mr. Tyler also worked for 24 years with R. R. Donnelley & Sons Company in Chicago, beginning his career as an electronics engineer and ultimately serving as Executive Vice President, Sector President, and Chief Technology Officer. He also was responsible for 77 Capital, an early stage venture capital subsidiary of Donnelley, where he was directly responsible for investment decisions and worked closely with the portfolio companies while participating on many of their boards. Mr. Tyler is a former Chairman of the American Red Cross (Mid-America Chapter) and Campaign Chairman of the United Way of Lake County, and serves as a director for several small, private companies. He is a member of the Board of Directors of Lake Forest Graduate School of Management, where he is also an adjunct faculty member. The Company believes that Mr. Tyler’s extensive and diverse background in corporate leadership in technology-based companies, operations experience, and business acumen makes him a valuable member of its Board of Directors.

Mr. Vincent has served as a Director of the Company since November 2007. In August 2008, he was appointed as Vice Chairman of the Company’s Board of Directors. He is the retired Chairman and President of The HallStar Company, where he served as CEO for twenty years. HallStar is a chemical manufacturer and innovator specializing in material science, marketing its products worldwide, primarily into the polymer and personal care industries. Prior to HallStar, Mr. Vincent held positions in purchasing, sales, commercial development and strategic planning with FMC Corporation (chemicals) and General Electric Company (chemicals and plastics). Mr. Vincent has served as Chairman of the Illinois Manufacturers’ Association (IMA) and the Chemical Industry Council of Illinois (CICI), as well as Director of the American Chemistry Council (ACC). Mr. Vincent serves on the Boards of several closely-held companies in the chemicals and materials industry sector. Mr. Vincent holds a Bachelor of Arts degree in Chemistry from Dartmouth College and an M.B.A. degree from Harvard Business School. The Company believes that Mr. Vincent’s extensive experience in the chemicals industry and management leadership makes him a valuable member of its Board of Directors.

Mr. Perkins has served as a director of the Company since February 1998. Mr. Perkins retired from Jewel Companies, Inc., the retail supermarket and drug chain, in 1983. He had been with Jewel since 1953, serving as President from 1965 to 1970, as Chairman of the Board of Directors from 1970 to 1980, and as Chairman of the Executive Committee until his retirement. He has served on a number of corporate boards and is currently a director of LaSalle Hotel Properties and La Salle U.S. Realty Income and Growth Fund III. For more than 30 years, he has served on corporate boards including AT&T, Aon, Corning, Cummins Engine, Eastman Kodak, Firestone, Inland Steel Industries, Kmart, Lucent Technologies, The Putnam Funds, Springs Industries and Time-Warner, Inc. He has served as a Trustee of The Ford Foundation, The Brookings Institution and as a member of The Business Council. Mr. Perkins is a life trustee and was Vice Chairman of the Board of Trustees of Northwestern University. He is also a member of the Civic Committee of The Commercial Club of Chicago, and Advisory Boards for Blue Ridge Partners, Shields-Meneley, RoundTable Healthcare Partners L.P., Northwestern University’s

School of Communication and its School of Education and Social Policy. Mr. Perkins holds a B.A. degree from Yale University and an M.B.A. degree from the Harvard Graduate School of Business Administration. The Company believes that Mr. Perkins’ extensive resume of corporate leadership, including Board service, makes him a valuable member of its Board of Directors.

Mr. Pearlman has served as a director of the Company since April 1999. Mr. Pearlman retired as Chairman of Zenith Electronics Corporation in November 1995. He joined Zenith as controller in 1971 and served as chief executive officer from 1983 through April 1995. Mr. Pearlman previously served as a director of Smurfit Stone Container Corporation, Ryerson Tull, First Chicago Corporation and Royal Packaging Industries Van Leer. He is a life trustee of Northwestern University and a life director and past chairman of the board of Evanston Northwestern Healthcare. Mr. Pearlman graduated from Princeton with honors from the Woodrow Wilson School and from Harvard Business School with highest honors. The Company believes that Mr. Pearlman’s extensive financial and leadership experience make him a valuable member of its Board of Directors.

Meetings of the Board and Committees — During the year ended December 31, 2010, the Board of Directors held nine formal meetings. No director missed more than one board or committee meeting held during 2010 (for all committees on which a particular director served).

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

The Audit and Finance Committee generally has responsibility for retaining the Company’s independent public auditors, reviewing the plan and scope of the accountants’ annual audit, reviewing the Company’s internal control functions and financial management policies and reporting to the Board of Directors regarding all of the foregoing. The Audit and Finance Committee held seven formal meetings in 2010. The Board of Directors has determined that Mr. Pearlman and Mr. Perkins are “audit committee financial experts” as described in applicable SEC rules. Each member of the Audit and Finance Committee is independent, as defined in applicable SEC rules.

The Compensation and Governance Committee generally has responsibility for establishing executive officer and key employee compensation, reviewing and establishing the Company’s executive compensation and general corporate governance policies and reporting to the Board of Directors regarding the foregoing. The Compensation and Governance Committee also has responsibility for administering the 2010 Equity Compensation Plan determining the number of options, if any, to be granted to the Company’s employees and consultants pursuant to the 2010 Equity Compensation Plan and reporting to the Board of Directors regarding the foregoing. The Compensation and Governance Committee held three formal meetings in 2010.

The Nominating Committee generally has responsibility for nominating candidates to serve on the Board of Directors. All members of the Nominating Committee are independent. The Nominating Committee was formed in 2004 and held three formal meeting in 2010.

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

EXECUTIVE OFFICERS

Set forth below is certain information regarding the executive officers of the Company as of the date of this Form 10-K who are not identified above as directors.

Name	Age	Position
Frank Cesario	41	Chief Financial Officer

David Nelson	43	Vice President - Sales and Marketing

Nancy Baldwin	59	Vice President - Human Resources and Investor Relations

Patrick Murray, Ph.D.	44	Vice President - Research and Development

H. Glenn Judd	42	Vice President - Operations

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

Mr. Judd joined the Company in 2000 as a senior process engineer. In December of 2009, he was appointed as the Company’s Vice President of Operations. He has served in progressively responsible engineering positions within the Company and has been instrumental in developing, building, and improving the Company’s engineering and production capabilities. He has 20 years of experience in the area of chemical process scale-up, particle dispersion technology, and manufacturing support. Before joining Nanophase, Mr. Judd held various research and engineering positions at the Eastman Kodak Company, and prior to that, spent time as an intern at Michigan Biotechnology Institute while attending college. He graduated with Honors from Michigan State University with a B.S. in Chemical Engineering, and currently holds a professional engineering license.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers (as defined under Section 16), directors and persons who beneficially own greater than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the forms it has received and on written representations from certain reporting persons that no such forms were required for them, the Company believes that during 2010 except as stated below, all Section 16 filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons. Option grants to Messrs. Jankowski, Cesario and Nelson, Ms. Baldwin, and Dr. Murray on May 3, 2010 were filed with the SEC on May 6, 2010.

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

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation for each of our named executive officers in U.S. dollars for the financial year ended December 31, 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)

Jess Jankowski	2010	$271,585	$64,000	$33,700	$—	$15,154	$384,439
Chief Executive Officer (5)	2009	$246,311	$35,000	$22,314	$—	$18,218	$321,843

Frank Cesario	2010	$109,615	$17,000	$24,963	$—	$576	$152,154
Chief Financial Officer (6)	2009	$50,192	$5,000	$15,606	$—	$—	$70,798

David Nelson	2010	$180,431	$30,000	$33,700	$—	$15,154	$259,285
Vice President Sales and Marketing	2009	$176,670	$16,000	$22,314	$—	$17,073	$232,057

Patrick Murray	2010	$156,858	$23,000	$33,700	$—	$15,140	$228,698
Vice President Research and Development	2009	$145,320	$10,000	$22,314	$—	$16,673	$194,307

Nancy Baldwin	2010	$150,979	$17,000	$33,700	$—	$6,371	$208,050
Vice President Human Resources and Investor Relations	2009	$147,992	$10,000	$22,314	$—	$7,633	$187,939

(1)	These amounts were earned in 2010 and 2009, but paid in early 2010 and 2011, respectively. Bonus compensation is driven by company performance against its revenue, business development and other goals as ultimately determined by the Board of Directors.
(2)	The amounts in this column represent the aggregate fair value of awards granted in 2010 and 2009 fiscal years in accordance with FASB ASC Topic 718. See Note 12 of the notes to our financial statements contained elsewhere in this Annual Report for a discussion of all assumptions made by us in determining the FASB ASC Topic 718 values.
(3)	None.
(4)	The amounts in this column represent 401(k) match, health and life insurance. Health insurance benefits are the same for all employees. Life insurance is provided in the amount of one times the annual base salary with a maximum of $150,000.
(5)	Effective February 2009, Mr. Jankowski was appointed President and Chief Executive Officer.
(6)	Effective June 2009, Mr. Cesario joined Nanophase as our Chief Financial Officer.

Employment Agreements

Effective as of August 12, 2009, the Company entered into an employment agreement with Jess Jankowski in connection with his services as President and Chief Executive Officer of the Company. No term has been assigned to Mr. Jankowski’s employment agreement.

Pursuant to the terms of his employment agreement, Mr. Jankowski will receive an annual base salary of not less than $275,000. In addition, Mr. Jankowski will be eligible for discretionary bonuses for services to be performed as an executive officer of the Company based on performance and achieving milestones approved by the Board of Directors of the Company (the “Board”).

Mr. Jankowski will be eligible for such stock options and other equity compensation as the Board deems appropriate, subject to the provisions of the Company’s 2010 Equity Compensation Plan (the “Plan”). Mr. Jankowski will also be entitled to the employee benefits made available by the Company generally to all other executive officers of the Company, subject to the terms and conditions of the Company’s employee benefit plan in effect from time to time.

In the event Mr. Jankowski’s employment is terminated other than for “cause” (as such term is defined in the employment agreement), Mr. Jankowski will receive a sum equal to Mr. Jankowski’s base salary in effect at the time of termination for 52 full weeks after the effective date of termination, payable in proportionate amounts on the Company’s regular pay cycle for professional employees, provided that Mr. Jankowski signs, without subsequent revocation, a separation agreement and release in a form acceptable to the Company. In addition, all stock options granted to Mr. Jankowski prior to termination will become fully vested and exercisable in accordance with the applicable option grant agreement and the Plan. If he is terminated for cause, or if he resigns as an employee of the Company, Mr. Jankowski will not be entitled to any severance or other benefits accruing after the term of the employment agreement and such rights will be forfeited immediately upon the end of such term.

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

Effective as of September 28, 2008, the Company entered into an employment agreement with Mr. Nelson providing for an annual base salary of not less than $185,000. No term has been assigned to Mr. Nelson’s employment agreement. If Mr. Nelson is terminated other than for “cause” (as such term is defined in Mr. Nelson’s employment agreement), Mr. Nelson will receive severance benefits in an amount equal to Mr. Nelson’s base salary for 39 weeks.

Effective as of September 25, 2008, the Company entered into an employment agreement with Dr. Patrick Murray providing for an annual base salary of not less than $150,000. No term has been assigned to Dr. Murray’s employment agreement. If Dr. Murray is terminated other than for “cause” (as such term is defined in Dr. Murray’s employment agreement), Dr. Murray will receive severance benefits in an amount equal to Dr. Murray’s base salary for 26 weeks.

Effective as of September 25, 2008, the Company entered into an employment agreement with Ms. Nancy Baldwin providing for an annual base salary of not less than $150,000. No term has been assigned to Ms. Baldwin’s employment agreement. If Ms. Baldwin is terminated other than for “cause” (as such term is defined in Ms. Baldwin’s employment agreement), Ms. Baldwin will receive severance benefits in an amount equal to Ms. Baldwin’s base salary for 26 weeks.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding each unexercised option held by each of our named executive officers as of December 31, 2010.

	OPTION AWARDS				STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED EARNED OPTIONS (#) EXERCISABLE	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SHARES OF STOCK THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET VALUE OF SHARES OF STOCK THAT HAVE NOT VESTED ($)
Jess Jankowski	13,000	-0-	$10.875	01/26/11
	13,000	-0-	$7.062	02/28/11
	20,000	-0-	$6.650	01/03/12
	18,000	-0-	$3.660	03/24/13
	11,000	-0-	$5.550	10/11/14
	10,000	-0-	$6.030	09/27/15
	15,000	-0-	$6.010	09/27/16
	18,000	-0-	$4.480	11/06/17
	15,333	7,667	$3.140	05/12/18
	10,000	20,000	$1.020	05/04/19
	-0-	27,000	$1.700	05/03/20
					—	—
Frank Cesario	6,666	13,334	$1.070	06/24/19
	-0-	20,000	$1.700	05/03/20
					—	—
David Nelson	21,000	14,000	$6.130	04/09/17
	15,000	-0-	$4.480	11/06/17
	13,333	6,667	$3.140	05/12/18
	10,000	20,000	$1.020	05/04/19
	-0-	27,000	$1.700	05/03/20
					—	—
Patrick Murray	2,400	-0-	$6.650	01/03/12
	3,000	-0-	$5.550	10/11/14
	3,000	-0-	$6.030	09/27/15
	9,000	-0-	$6.010	09/27/16
	9,000	-0-	$4.480	11/06/17
	10,666	5,334	$3.140	05/12/18
	10,000	20,000	$1.020	05/04/19
	-0-	27,000	$1.700	05/03/20
					—	—
Nancy Baldwin	6,000	-0-	$6.650	01/03/12
	3,000	-0-	$5.550	10/11/14
	7,500	-0-	$6.010	09/27/16
	9,000	-0-	$4.480	11/06/17
	10,000	5,000	$3.140	05/12/18
	10,000	20,000	$1.020	05/04/19
	-0-	27,000	$1.700	05/03/20
					—	—

POTENTIAL PAYMENT UPON TERMINATION OR CHANGE IN CONTROL

Severance Protection. Please see discussion of severance benefits under Item 11 - “Employment Agreements” above.

Change in Control. Upon a change in control, the 2001 Equity Compensation Plan (the predecessor to the 2004 Equity Compensation Plan), the 2004 Equity Compensation Plan (the predecessor to the 2010 Equity Compensation Plan) and the 2010 Equity Compensation Plan each provide that: (1) vesting under all outstanding stock options will automatically accelerate and each option will become fully exercisable; (2) the restrictions and conditions on all outstanding restricted shares shall immediately lapse; and (3) the holders of performance shares will receive a payment in settlement of the performance shares, in an amount determined by the Compensation Committee, based on the target payment for the performance period and the portion of the performance period that precedes the change in control. If the Company is not the surviving entity, the successor is required to assume all unexercised options. Under the Company’s 1992 Stock Option Plan, the vesting of options issued under it is accelerated upon a “sale or merger” (as defined in the 1992 Stock Option Plan).

The following table quantifies the estimated payments that would be made in each covered circumstance to our named executive officers:

NAME	TERMINATION BY COMPANY WITHOUT CAUSE (1)	CHANGE IN CONTROL (2)	INVOLUNTARY TERMINATION IN CONNECTION WITH OR FOLLOWING A CHANGE IN CONTROL (3)
Jess Jankowski	$566,000	$5,700	$571,700
Frank Cesario	$9,000	$2,800	$11,800
David Nelson	$144,000	$5,700	$149,700
Patrick Murray	$85,000	$5,700	$90,700
Nancy Baldwin	$78,000	$5,700	$83,700
H. Glenn Judd	$75,000	$5,700	$80,700

(1)	This amount represents the severance benefits that would be received under the executive officers employment agreement as described had the executive officer been terminated by the Company without cause on December 31, 2010.
(2)	This amount represents an estimate of the value that would have been received under the equity compensation plans had a change in control occurred as of December 31, 2010 and the executive officers benefited from an acceleration of vesting in the equity-based plan awards, as described above. For this purpose, the share price as of December 31, 2010 was used. The amount represents the difference between the exercise price of any unvested options and $1.21.
(3)	This amount represents an estimate of the payments and value that would have been received by the executive officers had the executive officers been terminated by the Company without cause on December 31, 2010 in connection with a change in control on this date. It is the sum of the first two columns.

DIRECTOR COMPENSATION

Upon first being elected to the Board of Directors, each director of the Company who is not an employee or consultant of the Company (an “Outside Director”) is granted stock options to purchase 10,000 shares of common stock at the closing price as of the date of issuance (the fair market value). This initial option grant to an Outside Director vests over five years.

In 2010, the Company paid $5,500 as quarterly compensation to the Chairman of the Board of Directors totaling $22,000. The Company paid $4,500 as quarterly compensation to the Chairman of the Finance and Audit committee and to the Vice Chairman of the Board of Directors totaling $18,000 to each. All other directors were paid $4,000 each as quarterly compensation, which amounts to an annual total of $16,000 per each other outside director for services performed in their capacity as a director.

During the first, second, third and fourth quarters of 2010, the Company granted its outside directors stock appreciation rights (SAR’s) totaling 61,000 shares, under the Company’s Amended and Restated 2006 Stock Appreciation Rights Plan and subsequently under the 2010 Equity Plan as approved by the shareholders in August of 2010. The fair value of the awards granted during 2010 was $46,335, the 2010 change for the increase in valuation of the 2009 awards was $20,272 and is included in director compensation expense for the year ended December 31, 2010. The SAR’s granted vested immediately and are payable upon the directors’ termination from the position of director.

In 2009, the Company paid $5,500 as quarterly compensation to the Chairman of the Board of Directors totaling $22,000. The Company paid $4,500 as quarterly compensation to the Chairman of the Audit and Finance committee totaling $18,000. The Company paid $4,000 in the first quarter and $4,500 in the second, third and fourth quarters to the Vice Chairman of the Board of Directors totaling $17,500, compared to all other directors being paid $4,000 each, which will amount to an annual total of $16,000 per outside director for services performed in their capacity as directors.

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

In 2005, the Company adopted, and the Shareholders’ approved, the 2005 Non-Employee Director Restricted Stock Plan (the “Director Restricted Stock Plan”) which reserved 150,000 shares of the Company’s common stock to be issued to Outside Directors in the form of restricted shares. In 2005, no awards were made under the Director Restricted Stock Plan. In 2005, the Company also adopted the Non-Employee Director Deferred Compensation Plan (the “Director Deferred Compensation Plan”) which permits an Outside Director to defer the receipt of director fees until separation from service or the Company undergoes a change in control. The Company amended the Director Restricted Stock Plan in 2005 to permit an Outside Director to defer receipt of restricted stock granted under it. The deferred restricted shares are accounted for under the Director Deferred Compensation Plan and issued upon separation from service or the Company’s change in control. Under the Director Deferred Compensation Plan, the deferred fees that would have been paid in cash are deemed invested in 5 year U.S. Treasury Bonds during the deferral period. The accumulated hypothetical earnings are paid following the Outside Director’s separation from service or the Company’s change in control. The deferred fees that would have been paid as restricted shares are deemed invested in common stock of the Company during the deferral period. The Director Deferred Compensation Plan is an unfunded, nonqualified deferred compensation arrangement. In 2009, all Outside Directors elected to defer receipts of all of the restricted shares they became entitled to under the Director Restricted Stock Plan. In 2009 and 2010, no Outside Directors elected to defer receipt of cash under the Director Deferred Compensation Plan which was consolidated into the 2010 Equity Compensation Plan.

All Outside Directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board and committee meetings.

2010 Outside Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Stock Appreciation Rights ($)	Total($)
James A. Henderson	$16,000	—	$6,077	$22,077
James A. McClung	$18,000	—	$6,836	$24,836
Jerry K. Pearlman	$16,000	—	$6,077	$22,077
Donald S. Perkins	$22,000	—	$8,355	$30,355
Richard W. Siegel, Ph.D.	$16,000	—	$6,077	$22,077
R. Janet Whitmore	$16,000	—	$6,077	$22,077
George A. Vincent, III	$18,000	—	$6,836	$24,836

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF MANAGEMENT

AND PRINCIPAL STOCKHOLDERS

The following table sets forth, as of March 14, 2011 certain information with respect to the beneficial ownership of the common stock by (1) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (2) each Company director, (3) each of the Company’s named executive officers and (4) all Company executive officers and directors as a group.

Name	Number of Shares Beneficially Owned (1)		Percent of Shares Beneficially Owned
Bradford T. Whitmore	5,188,307	(2)	24.47%
Spurgeon Corporation	4,763,920	(3)	22.47%
Grace Brothers, Ltd.	4,463,920	(4)	21.05%
Altana Chemie, AG	1,256,281	(5)	5.92%
James A. Henderson	22,410	(6)	*
Richard W. Siegel, Ph.D.	223,350	(7)	1.05%
James McClung	29,771	(8)	*
Jerry Pearlman	37,948	(9)	*
Donald S. Perkins	69,811	(10)	*
R. Janet Whitmore	184,291	(11)	*
George A. Vincent, III	10,000	(12)	*
Jess Jankowski	157,416	(13)	*
David Nelson	94,000	(14)	*
Patrick Murray, Ph.D.	71,400	(15)	*
Nancy Baldwin	69,500	(16)	*
Frank Cesario	13,332	(17)	*
All executive officers and directors as a group (12 persons)	1,052,729	(18)	4.93%

Unless otherwise indicated below, the persons address is the same as the address for the Company.

*	Denotes beneficial ownership of less than one percent.
(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “Commission”). Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Includes 4,463,920 shares of common stock held by Grace Brothers, Ltd., 300,000 shares of common stock held by Grace Investments, Ltd. and 424,387 shares held by Bradford T. Whitmore. Mr. Whitmore is a general partner of both Grace entities. In such capacities, Mr. Whitmore shares voting and investment power with respect to the shares of common stock held by the Grace entities. This information is based on information reported on Form 4 filed on December 24, 2009 with the Commission by Mr. Whitmore. The address of the stockholder is 1560 Sherman Avenue, Suite 900, Evanston, Illinois 60201.
(3)	Includes 4,463,920 shares of common stock held by Grace Brothers, Ltd. and 300,000 shares of common stock held by Grace Investments, Ltd. Spurgeon Corporation is a general partner of both Grace entities and shares voting and investment power with respect to the shares of common stock held by such Grace entities. This information is based on information reported on Form 4 filed on December 24, 2009 with the Commission by Spurgeon Corporation. The address of the stockholder is 1560 Sherman Avenue, Suite 900, Evanston, Illinois 60201.
(4)	This information is based on information reported on Form 4 filed on December 24, 2009 with the Commission by Spurgeon Corporation and Bradford T. Whitmore. The address of the stockholder is 1560 Sherman Avenue, Suite 900, Evanston, Illinois 60201.
(5)	In accordance with the terms of the private placement of 1,256,281 shares of common stock to Altana Chemie AG, the Company filed a registration statement for the shares on February 5, 2007 which was declared effective by the SEC on May 18, 2007.
(6)	Includes Mr. Henderson’s 14,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2011.
(7)	Includes Dr. Siegel’s 6,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2011.
(8)	Includes Mr. McClung’s 6,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2011.
(9)	Includes Mr. Pearlman’s 6,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2011.
(10)	Includes Mr. Perkins’ 21,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2011.
(11)	Includes Ms. Whitmore’s 10,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2011.
(12)	Includes Mr. Vincent’s 10,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2011.
(13)	Includes Mr. Jankowski’s 144,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2011.
(14)	Includes Mr. Nelson’s 92,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2011.
(15)	Includes Dr. Murray’s 71,400 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2011.

(16)	Includes Ms. Baldwin’s 69,500 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2011.
(17)	Includes Mr. Cesario’s 13,332 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2011.
(18)	Includes all executive officers and directors as a group’s 532,732 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Since the beginning of the Company’s last fiscal year, the Company has not engaged in any transaction in which a related person had or will have a direct or indirect material interest.

Director Independence. The Board of Directors has determined that the following directors are “independent” as that term is defined in the rules and regulations of the Securities and Exchange Commission and (ii) the rules of the NASDAQ stock market: Mr. McClung, Mr. Henderson, Mr. Pearlman, Mr. Perkins, Mr. Siegel, Mr. Tyler and Mr. Vincent.

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

Audit Fees. The aggregate amount billed by our principal accountant, McGladrey & Pullen, LLP, for audit services performed for the fiscal years ended December 31, 2010 and 2009 was $146,000 and $163,000, respectively. Audit services include the auditing of financial statements and quarterly reviews.

Audit Related Fees. Total fees billed by McGladrey & Pullen, LLP was $0 and $16,000 for the years ended December 31, 2010 and 2009, which included costs incurred for reviews of registration statements, assistance with Staff comment letters, and consultation on various accounting matters in support of the Company’s financial statements.

Tax Fees. Total fees billed by RSM McGladrey, Inc. (an affiliate of McGladrey & Pullen, LLP) for tax related services for the fiscal years ended December 31, 2010 and 2009 were $0 and $7,000, respectively. These services included the preparation of federal and state income tax returns and other tax matters.

All Other Fees. Other than those fees described above, during the fiscal year ended December 31, 2010 and 2009 there were no other fees billed for services performed by McGladrey & Pullen, LLP or RSM McGladrey, Inc.

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

Report of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2010 and 2009

Statements of Operations for the Years Ended December 31, 2010 and 2009

Statements of Stockholders’ Equity for the Years Ended December 31, 2010 and 2009

Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

Notes to Financial Statements

2.	The following exhibits are filed with this Form 10-K or incorporated by reference as set forth below.

Exhibit Number
2	Plan and Agreement of Merger dated as of November 25, 1997 by and between the Company and its Illinois predecessor, incorporated by reference to Exhibit 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 10-K”).

3(i).1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the 1997 10-K.

3(i).2	First Amendment to the Certificate of Incorporation of Nanophase Technologies Corporation dated July 27, 2006, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed July 27, 2006.

3(ii).1	Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the 1997 10-K.

4.1	Specimen stock certificate representing common stock, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-36937) (the “IPO S-1”).

4.2	Form of Warrants, incorporated by reference to Exhibit 4.2 to the IPO S-1.

4.3	Rights Agreement dated as of October 28, 1998 by and between the Company and LaSalle National Bank, incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, filed October 28, 1998.

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 10-K”).

4.5	Amendment to Rights Agreement dated August 1, 2001 between the Company and LaSalle National Association, as Rights Agent, incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

4.6	2001 Nanophase Technologies Corporation Equity Compensation Plan, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-74170).

4.7	Second Amendment to Rights Agreement dated May 24, 2002 between the Company and LaSalle National Association, as Rights Agent, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (File No. 333-90326) filed June 12, 2003.

4.8	Third Amendment to Rights Agreement dated September 5, 2003 between the Company and LaSalle National Association, as Rights Agent, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 10, 2003.

4.9	Subscription Agreement dated September 8, 2003 between the Company and Grace Brothers, Ltd., incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 10, 2003.

4.10	Stock Purchase Agreement dated March 23, 2004 between the Company and Altana Chemie AG, incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K filed March 30, 2004.

4.11	Registration Rights Agreement dated March 23, 2004 between the Company and Altana Chemie AG, incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K filed March 30, 2004.

4.12	2004 Nanophase Technologies Corporation 2004 Equity Compensation Plan, (“2004 Equity Plan”) incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119466).

4.13	Form of Stock Option Agreement under the 2004 Equity Plan, incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed March 15, 2005.

4.14	Form of Restricted Share Grant Agreement under the 2004 Equity Plan, incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K filed March 15, 2005.

4.15	Form of Performance Share Grant Agreement under the 2004 Equity Plan, incorporated by reference to Exhibit 4.15 to the Company’s Annual Report on Form 10-K filed March 15, 2005.

4.16	2005 Nanophase Technologies Corporation Equity Compensation Plan, incorporated by reference to Exhibit 4 to the Company’s Non-Employee Director Restricted Stock Plan, incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Form DEF14A filed May 17, 2005.

4.17	First Amendment to the Nanophase Technologies Corporation 2005 Non-Employee Director Restricted Stock Plan, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 9, 2006.

4.18	Fourth Amendment to Shareholders’ Rights Agreement, dated as of October 24, 2008, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 3, 2008.

4.19	Amended and Restated Rights Agreement, dated as of January 30, 2009, by and between the Company and Mellon Investor Services LLC, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed February 5, 2009.

4.20	Amended and Restated 2006 Stock Appreciation Rights Plan, adopted April 8, 2009, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed April 9, 2009.

10.1	The Nanophase Technologies Corporation Amended and Restated 1992 Stock Option Plan, as amended (the “Stock Option Plan”), incorporated by reference to Exhibit 10.1 to the IPO S-1.

10.2	Form of Indemnification Agreement between the Company and each of its directors and executive officers, incorporated by reference to Exhibit 10.2 to the IPO S-1.

10.3	Amended and Restated Registration Rights Agreements dated as of March 16, 1994, as amended, incorporated by reference to Exhibit 10.2 to the IPO S-1.

10.4	License Agreement dated June 1, 1990 between the Company and ARCH Development Corporation, as amended, incorporated by reference to Exhibit 10.7 to the IPO S-1.

10.5	License Agreement dated October 12, 1994 between the Company and Hitachi, incorporated by reference to Exhibit 10.8 to the IPO S-1.

10.6	License Agreement dated May 31, 1996 between the Company and Research Development Corporation of Japan, incorporated by reference to Exhibit 10.9 to the IPO S-1.

10.7	License Agreement dated April 1, 1996 between the Company and Cornell Research Foundation, incorporated by reference to Exhibit 10.10 to the IPO S-1.

10.8	Consulting and Stock Purchase Agreement between Richard W. Siegel and the Company dated as of May 9, 1990, as amended February 13, 1991, November 21, 1991 and January 1, 1992, incorporated by reference to Exhibit 10.11 to the IPO S-1.

10.9	Lease Agreement between the Village of Burr Ridge and the Company, dated September 15, 1994, incorporated by reference to Exhibit 10.12 to the IPO S-1.

10.10	Distribution Agreement between the Company and C.I. Kasei, Ltd., (a subsidiary of Itochu Corporation) dated as of October 30, 1996, incorporated by reference to Exhibit 10.15 to the IPO S-1.

10.11	Supply Agreement between the Company and Schering-Plough HealthCare Products, Inc. dated as of March 15, 1997, incorporated by reference to Exhibit 10.17 to the IPO S-1.

10.12	License Agreement between the Company and C.I. Kasei Co., Ltd. (a subsidiary of Itochu Corporation) dated as of December 30, 1997, incorporated by reference to Exhibit 10.17 to the 1997 10-K.

10.13	Form of Options Agreement under the Stock Option Plan, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-53445).

10.14**	Zinc Oxide Supply Agreement dated as of September 16, 1999 between the Company and BASF Corporation, as assignee, incorporated by reference to Exhibit 10.22 to the 1999 10-K.

10.15	Lease Agreement between Centerpointe Properties Trust and the Company, dated June 15, 2000, incorporated by reference to Exhibit 10.23 to the 2000 10-K.

10.16**	Amendment No. 1 to Zinc Oxide Supply Agreement dated as of January, 2001 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.24 to the 2000 10-K.

10.17	Promissory Note dated as of September 14, 2000 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.25 to the 2000 10-K.

10.18**	Cooperation Agreement dated June 24, 2002 between the Company and Rodel, Inc., incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.19	First Amendment to Promissory Note dated as of March 11, 2003 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.20	Amendment No. 2. to Zinc Oxide Supply Agreement dated as of March 17, 2003 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.21**	Amendment No. 1 to Cooperation Agreement dated February 25, 2004 between the Company and Rohm and Haas Electronic Materials CMP Inc. (formerly known as Rodel, Inc.), incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 30, 2004.

10.22	Joint Development Agreement dated March 23, 2004 between the Company and Altana Chemie AG., incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2004

10.23	Amendment No. 1 to License Agreement dated July 16, 2004 between the Company and C.I. Kasei Co., Ltd., incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2004.

10.24**	Letter Agreement Amending Cooperation Agreement dated October 15, 2004 between the Company and Rohm and Haas Electronic Materials CMP Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2004.

10.25	Building Lease dated September 15, 2004 between the Company and the Village of Burr Ridge, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 15, 2005.

10.26**	Second Amendment to Promissory Note dated as of May 1, 2005 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2005.

10.27	Lease Amendment effective October 1, 2005 between Nanophase Technologies Corporation and Centerpoint Properties Trust, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 20, 2005.

10.28**	Distributor Agreement dated October 24, 2005 between Johnson Matthey Catalog Company, Inc., d/b/a ALFA AESAR, and Nanophase Technologies Corporation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 1, 2005.

10.29	First Amendment to 2005 Non-Employee Director Restricted Stock Plan, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 9, 2006.

10.30	Nanophase Technologies Corporation Non-Employee Director Deferred Compensation Plan, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 9, 2006.

10.31**	Supply Agreement dated March 3, 2006 between Roche Diagnostics GmbH and Nanophase Technologies Corporation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 9, 2006.

10.32	Z-COTE HP-2 Brand Supply Agreement dated May 15, 2006 between BASF Corporation and Nanophase Technologies Corporation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 20, 2006.

10.33	Amendment to 2004 Equity Compensation Plan, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 27, 2006.

10.34	Stock Purchase Agreement dated August 25, 2006 between Rohm and Haas Electronic Materials CMP Holdings, Inc. and Nanophase Technologies Corporation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 28, 2006.

10.35	Registration Rights Agreement dated August 25, 2006 between Rohm and Haas Electronic Materials CMP Holdings, Inc. and Nanophase Technologies Corporation, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed August 28, 2006.

10.36**	Amended and Restated Cooperation Agreement dated August 25, 2006 between Rohm and Haas Electronic Materials CMP Inc. and Nanophase Technologies Corporation, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed August 28, 2006.

10.37	2006 Stock Appreciation Rights Plan, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 3, 2006.

10.38	Form of Grant Agreement, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed October 3, 2006.

10.39	Placement Agency Agreement dated as of June 29, 2007 between the Company and Global Crown Capital, L.L.C., incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 2, 2007.

10.40**	Agreement dated July 7, 2008 between the Company and Altana Chemie GmbH, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 18, 2008.

10.41	2008 Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 25, 2008.

10.42	Separation Agreement effective August 25, 2008, between the Company and Joseph E. Cross, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 29, 2008.

10.43	Separation Agreement effective September 12, 2008, between the Company and Kevin J. Wenta, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 15, 2008.

10.44	Employment Agreement effective as of September 25, 2008, between the Company and Nancy Baldwin, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 2, 2008.

10.45	Employment Agreement effective as of September 25, 2008, between the Company and Patrick Murray, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed October 2, 2008.

10.46	Employment Agreement effective as of September 25, 2008, between the Company and David W. Nelson, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed October 2, 2008.

10.47	Supply Agreement effective as of March 23, 2009, between the Company and Rohm and Haas Electronic Materials CMP Inc., incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K/A filed March 27, 2009.

10.48	Separation Agreement and General Release of All Claims between Richard Brotzman, Jr. and the Company, effective March 2, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2009.

10.49	Separation Agreement and General Release of All Claims between Robert W. Haines and the Company, effective February 19, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 3, 2009.

10.50	Supply Agreement effective as of March 23, 2009, between the Company and Rohm and Haas Electronic Materials CMP Inc, incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K filed March 25, 2009.

10.51	Nanophase Technologies Corporation’s Amended and Restated 2006 Stock Appreciation Rights Plan, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed April 9, 2009.

10.52	Employment Agreement dated June 24, 2009 between the Company and Frank Cesario, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 26, 2009.

10.53	Employment Agreement effective August 12, 2009 between the Company and Jess Jankowski, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2009.

10.54	Employment Agreement dated December 14, 2009 between the Company and Glenn Judd, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 18, 2009.

10.55*	Settlement and Termination Agreement , dated August 20, 2010, between Altana Chemie GmbH and Nanophase Technologies Corporation.

10.56* **	Supply Agreement, dated August 20, 2010, between Altana Chemie GmbH and Nanophase Technologies Corporation.

23.1	Consent of McGladrey & Pullen, LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 25, 2010; Confidentiality previously granted for portions of this agreement.
**	Confidentiality previously granted for portions of this agreement.

NANOPHASE TECHNOLOGIES CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Nanophase Technologies Corporation

We have audited the accompanying balance sheets of Nanophase Technologies Corporation as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nanophase Technologies Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Schaumburg, Illinois
March 22, 2011

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$5,744,322	$3,899,393
Investments	30,000	3,594,604
Trade accounts receivable, less allowance for doubtful accounts of $3,000 and $9,000 on December 31, 2010 and 2009, respectively	765,250	858,706
Other receivables	14,260	477,989
Inventories, net	1,825,882	884,326
Prepaid expenses and other current assets	346,926	294,738

Total current assets	8,726,640	10,009,756
Equipment and leasehold improvements, net	4,721,672	5,557,832
Other assets, net	34,799	37,283

	$13,483,111	$15,604,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$748	8,470
Accounts payable	918,527	202,975
Accrued expenses	1,047,509	509,206
Accrued discount liability	296,235	—
Accrued severance	—	38,060

Total current liabilities	2,263,019	758,711

Long-term portion of capital lease obligations	—	748
Long-term deferred rent	635,523	617,642
Asset retirement obligations	141,407	134,763

Total long-term liabilities	776,930	753,153

Contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 21,204,162 shares issued and outstanding on December 31, 2010 and December 31, 2009	212,042	212,042
Additional paid-in capital	92,674,786	92,246,777
Accumulated deficit	(82,443,666)	(78,365,812)

Total stockholders’ equity	10,443,162	14,093,007

	$13,483,111	$15,604,871

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2010	2009
Revenue:
Product revenue	$9,061,931	$5,937,100
Other revenue	399,253	383,226

Total revenue	9,461,184	6,320,326

Operating expense:
Cost of revenue	6,935,287	5,368,719

Gross profit	2,525,897	951,607
Research and development expense	1,614,923	1,615,894
Selling, general and administrative expense	4,311,562	3,852,737
Agreement termination charges	700,000	—
Severance charges	—	794,069

Loss from operations	(4,100,588)	(5,311,093)
Interest income	22,581	89,615
Interest expense	(2,326)	(35,813)
Auction rate securities settlement	—	440,000
Realized loss on investment	—	(60,000)
Other, net	2,479	(12,052)

Loss before provision for income taxes	(4,077,854)	(4,889,343)
Provision for income taxes	—	—

Net loss	$(4,077,854)	$(4,889,343)

Net loss per share-basic and diluted	(0.19)	(0.23)

Weighted average number of basic and diluted common shares outstanding	21,204,162	21,202,492

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
Description	Shares	Amount	Shares	Amount
Balance on December 31, 2008	—	$—	21,188,912	$211,889	$91,597,529	$(73,476,469)	$18,332,949

Stock-based compensation	—	—	—	—	637,811	—	637,811
Common stock issuances	—	—	15,250	153	11,437	—	11,590
Net loss for the year ended December 31, 2009	—	—	—	—	—	(4,889,343)	(4,889,343)

Balance on December 31, 2009	—	$—	21,204,162	$212,042	$92,246,777	$(78,365,812)	$14,093,007

Stock-based compensation	—	—	—	—	428,009	—	428,009
Net loss for the year ended December 31, 2010	—	—	—	—	—	(4,077,854)	(4,077,854)

Balance on December 31, 2010	—	$—	21,204,162	$212,042	$92,674,786	$(82,443,666)	$10,443,162

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2010	2009
Operating activities:
Net loss	$(4,077,854)	$(4,889,343)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,150,162	1,247,866
Amortization of debt discount	—	27,076
Amortization of deferred revenue	—	(74,243)
Share-based compensation	494,616	453,257
Charges for accelerated vesting of stock options	—	210,694
Allowance for excess inventory quantities	2,728	14,791
Loss on disposal of equipment	1,023	13,451
Realized loss on auction rate securities	—	60,000
Settlement of auction rate securities	—	(440,000)
Changes in assets and liabilities related to operations:
Trade accounts receivable	93,456	233,419
Other receivables	463,729	(30,240)
Inventories	(944,284)	255,090
Prepaid expenses and other assets	(52,188)	187,714
Accounts payable	673,981	(129,125)
Accrued expenses	747,749	(755,386)

Net cash used in operating activities	(1,446,882)	(3,614,979)

Investing activities:
Acquisition of equipment and leasehold improvements	(253,450)	(171,721)
Proceeds from disposal of equipment	—	24,000
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	(10,873)	(35,626)
Proceeds from sale of auction rate securities	—	1,720,000
Purchases of investments	(3,999,502)	(124,171,970)
Sales of investments	7,564,106	131,046,254

Net cash provided by investing activities	3,300,281	8,410,937

Financing activities:
Principal payment on debt obligations, including capital leases	(8,470)	(1,619,634)

Net cash used in financing activities	(8,470)	(1,619,634)

Increase in cash and cash equivalents	1,844,929	3,176,324
Cash and cash equivalents at beginning of period	3,899,393	723,069

Cash and cash equivalents at end of period	$5,744,322	$3,899,393

Supplemental cash flow information:
Interest paid	$2,326	$22,407

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$52,444	$10,873

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(1) Description of Business

Nanophase is a nanomaterials developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterial products for use in a variety of diverse existing and developing markets: sunscreens, personal care, architectural coatings, architectural window cleaning and restoration, industrial coating ingredients, abrasion-resistant applications, plastic additives, medical diagnostics and a variety of polishing applications, including semiconductors and optics. New markets and applications are also being developed. We target markets in which we believe practical solutions may be found using nanoengineered products. We work with leaders in these targeted markets to identify and supply their material and performance requirements. Finally, we have applied our technology and developed a complete window cleaning and polishing product family for the Architectural Windows Market under the trade name NanoUltra™. The Company was incorporated in Illinois on November 25, 1989, and became a Delaware corporation on November 30, 1997. The Company’s common stock trades on the NASDAQ Global Market under the symbol NANX.

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

Long Lived Assets

We follow the provisions of the FASB issued ASC 360-10-35. Reviews are performed whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable or that the useful life is shorter than originally estimated. We assess the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Assessment is based on certain assumptions such as growth, capacity constraints, and the remaining economical life of the asset. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

Asset Retirement Obligations

In connection with its leased facilities, the Company is required to remove certain leasehold improvements upon termination of its occupancy. The Company follows the provisions of the FASB issued ASC 410-20, under which the Company recognizes a liability for the fair value of its asset retirement obligations. The fair value of that liability is measured based on an expected cash flow approach and accretion expense is recognized each period to recognize increases to the fair value of the liability due to the passage of time. Increases to the fair value of the liability, except for accretion, are added to the carrying value of the long-lived asset. Those increases are then reported in amortization expense over the estimated useful life of the long-lived asset.

Activity in the asset retirement obligation account for the years ended December 31, is as follows:

	2010	2009
Balance, beginning	$134,763	$128,533
Accretion of liability due to passage of time	4,476	4,062
Amortization of asset due to passage of time	2,168	2,168

Balance, ending	$141,407	$134,763

Financial Instruments

On January 1, 2009, we adopted the provisions of FASB ASC Section 820-10-65 for our nonfinancial assets and liabilities that are not required to be measured at fair value on a recurring basis. The adoption of FASB ASC Section 820-10-65 for our nonfinancial assets and liabilities did not have a significant effect on our results of operations or financial condition (see Note 3).

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

Other Revenue

Other revenue includes revenue from a technology license and a research project during the third quarter of 2010. Technology license fees are recognized when earned pursuant to the agreed upon contractual arrangement, when performance obligations are satisfied, the amount is fixed or determinable, and collectability is reasonably assured.

In December 1997, the Company entered into a license agreement whereby the Company granted a royalty-bearing exclusive right and license, as defined, to purchase, make, use and sell nanocrystalline materials in designated parts of Asia to CIK Nanotek (formerly C. I. Kasei), a subsidiary of Itochu Corporation (“CIK”). Under this agreement, the Company will also earn royalties on net sales of manufactured products containing nanocrystalline materials. The agreement also provides for minimum sales targets and minimum royalty payments to maintain exclusivity. The agreement expires on March 31, 2013 unless earlier terminated as provided therein. The Company recorded royalty revenues, classified as “Other Revenue” on the Statements of Operations, under this agreement of $300,000 for each of the years ended December 31, 2010 and 2009, respectively.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured, as described above, is reflected as a liability for uncertain tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

We have not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company files tax returns in all appropriate jurisdictions, which include a federal tax return and Illinois state tax return. Open tax years for both jurisdictions are 2007 to 2009, which statutes expire in 2011 to 2013, respectively, under most cases and subject to appropriate laws and regulations. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in selling, general and administrative expenses in the statements of operations. As of December 31, 2010 and 2009, the Company has no liability for unrecognized tax benefits.

Earnings Per Share

Net loss per common share is computed based upon the weighted average number of common shares outstanding. No equivalent shares are included in 2010 and 2009 because the effect of these securities is anti-dilutive.

Recently Issued Accounting Standards

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

There are no financial assets or liabilities adjusted to fair value as of December 31, 2010.

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

As of December 31, 2010, a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction Rate Securities
	2010	2009
Beginning balance	$3,560,000	$5,340,000
Transfers in to Level 3	—	—
Proceeds from sale of auction rate securities	(3,560,000)	(1,720,000)
Total unrealized losses included in statement of operations	—	—
Total realized losses in excess of reserve included in statement of operations	—	(60,000)

Ending balance	$—	$3,560,000

The amount of total losses included in the statement of operations attributable to the change in unrealized losses relating to assets still held at the reporting date	$—	$—

(4) Investments

Investments on December 31, 2010 and 2009, were comprised of United States Treasury Bills and related accrued interest, certificates of deposit and auction rate securities. Included in these investments are certificates of deposit in the amount of $30,000, which are pledged as collateral, primarily for our rent in 2010 and 2009, and are restricted as to withdrawal or usage. The Company’s investments on December 31, 2010 and 2009 were as follows:

	As of December 31,
	2010	2009
United States treasury bills	$—	$4,065
Certificates of deposit	30,000	30,000
Accrued interest	—	539

	30,000	34,604
Auction rate securities	—	3,560,000

	$30,000	$3,594,604

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

(5) Inventories

Inventories consist of the following:

	As of December 31,
	2010	2009
Raw materials	$878,671	$138,567
Finished goods	1,007,377	803,197

	1,886,048	941,764
Allowance for excess quantities	(60,166)	(57,438)

	$1,825,882	$884,326

(6) Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	As of December 31,
	2010	2009
Machinery and equipment	$13,205,393	$12,976,005
Office equipment	729,517	714,871
Office furniture	108,093	108,093
Leasehold improvements	4,723,348	4,681,315
Construction in progress	16,994	—

	18,783,345	18,480,284
Less: Accumulated depreciation and amortization	(14,061,673)	(12,922,452)

	$4,721,672	$5,557,832

Depreciation expense was $1,141,031 and $1,239,153, for the years ended December 31, 2010 and 2009, respectively.

(7) Line of Credit

On September 13, 2010, we secured a line of credit with a bank in the amount of $1 million secured by certain Company assets. The balance of our line of credit for the period ending December 31, 2010 was $0. We do not currently anticipate utilizing this credit line in the foreseeable future. This credit line has no defined termination date and we do not pay a penalty for unused balances.

(8) Lease Commitments

The Company leases its operating facilities under operating leases. On October 18, 2005 Nanophase entered into a Lease Amendment amending its current lease for its facility in Romeoville, Illinois, which, among other things, extended the term of such lease through December 31, 2015 (with the option to extend the term for two additional five year periods) and granted Nanophase an option to purchase such facility in certain instances. The current monthly rent on this lease amounts to $27,600. Nanophase leases its Burr Ridge facility under an agreement whose initial term expired in September 1999. Nanophase renewed its Burr Ridge facility lease in September 2010 through August 2014 (with the option to extend the term for three additional one-year periods). The current monthly rent on this lease amounts to $11,860. In August of 2010, we also renewed our lease for our offsite warehouse through August 2013. The current monthly rent on this lease amounts to $5,150.

The following is a schedule of future minimum lease payments including real estate taxes as required under the above operating leases:

Year ending December 31:
2011	$634,473
2012	644,587
2013	633,892
2014	562,803
2015	458,719
Thereafter	5,123,305

Total minimum payments required:	$8,057,779

Rent expense, including real estate taxes, under these leases amounted to $630,259 and $651,944, for the years ended December 31, 2010 and 2009, respectively.

On December 31, 2010 and 2009, equipment under capital lease(s) had a cost of $31,800, with accumulated depreciation of $25,440 and $19,080, respectively. The Company had one capital lease as of December 31, 2010 and 2009.

(9) Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2010	2009
Accrued payroll and related expenses	$456,124	$254,323
Accrued professional services	26,872	149,826
Accrued customer related liability	385,672	—
Other	178,841	105,057

	$1,047,509	$509,206

On December 31, 2010 and 2009, respectively, $0 and $38,060 remained in accrued severance.

(10) Income Taxes

The Company has no income tax provision, current or deferred, relating to U.S. federal, state or local income taxes.

A reconciliation of income tax expense to the amount computed by applying the Federal income tax rate to loss before provision for income taxes as of December 31, 2010 and 2009 is as follows:

	2010	2009
Income tax credit at statutory rates	$(1,386,470)	$(1,662,377)
Nondeductible expenses	5,618	7,260
State income tax, net of federal benefits	(196,471)	(232,342)
Other	29,187	(72,785)
Increase in valuation allowance	1,548,136	1,960,243

	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes consist of the following:

	As of December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$31,689,000	$31,347,000
Capital loss carryforwards	109,000	—
Inventory and other allowances	39,000	36,000
Charitable contribution carryforwards	1,000	—
Excess (tax) book depreciation	49,000	(79,000)
Excess (tax) book amortization	55,000	53,000
Other accrued costs	318,000	276,000

Total deferred tax assets	32,260,000	31,633,000
Less: Valuation allowance	(32,260,000)	(31,633,000)

Deferred income taxes	$—	$—

The valuation allowance increased approximately $0.6 million and $1.3 million for the years ended December 31, 2010 and 2009, respectively (net of approximately $0.7 million and $0.6 million for 2010 and 2009, respectively, for expiring net operating loss carryforwards and credits) due principally to the increase in the net operating loss carryforward and uncertainty as to whether future taxable income will be generated prior to the expiration of the carryforward period. In 2010, the change in deferred tax assets also includes a decrease of approximately $0.2 million to beginning of year net operating loss carryforward, and a corresponding decrease in beginning of year valuation allowance for changes in tax estimates recorded when the 2009 tax returns were filed. Under the Internal Revenue Code, certain ownership changes, including the prior issuance of preferred stock and the Company’s public offering of common stock, may subject the Company to annual limitations on the utilization of its net operating loss carryforward. As of December 31, 2010, the amounts subject to limitations has not yet been determined.

The Company has net operating loss carryforwards for tax purposes of approximately $81 million on December 31, 2010, which expire between 2011 and 2030. The company has capital loss carryforwards for tax purposes of approximately $0.3 million on December 31, 2010 which expire in 2014.

During 2011, the state of Illinois suspended the use of net operating loss carryforwards for a four year period beginning 2011, extending the term of all net loss carryforwards by a corresponding four years.

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

On January 30, 2009, the Company entered into an Amended and Restated Rights Agreement between the Company and Mellon Investor Services LLC, which amends and restates in its entirety the original Rights Agreement, dated as of October 28, 1998. The original Rights Agreement was amended and restated to appoint Mellon Investor Services LLC as the successor Rights Agent to LaSalle National Bank and to make certain conforming changes. No other material changes were made. On December 1, 2010, we terminated our relationship with Mellon Investor Services LLC and appointed StockTrans, a Broadridge Company, as successor Rights Agent.

On August 23, 2010, our shareholders approved an increase to our authorized number of shares of common stock from 30,000,000 to 35,000,000. As of December 31, 2010 and 2009, the Company has 24,088 authorized shares of preferred stock, of which 2,500 shares have been designated as Series A Junior Participating Preferred Stock and reserved for issuance in connection with the Rights described above. Shares of Series A Junior Participating Preferred Stock are nonredeemable and subordinate to any other series of the Company’s preferred stock, unless otherwise provided for in the terms of the preferred stock; has a preferential dividend in an amount equal to 10,000 times any dividend declared on each share of common stock; has 10,000 votes per share, voting together with the Company’s common stock; and in the event of liquidation, entitles its holder to receive a preferred liquidation payment equal to 10,000 times the payment made per share of common stock. In addition, as of December 31, 2010, 1,996,005 authorized but unissued shares of common stock have been reserved for future issuance upon exercise of stock options.

(12) Stock Options and Stock Grants

We have entered into stock option agreements with certain officers, employees and directors. The stock options generally expire ten years from the date of grant.

Employees Stock Options

The Company follows FASB ASC Topic 718, Share-Based Payments, in which compensation expense is recognized only for share-based payments expected to vest. The Company recognized compensation expense related to stock options of $428,009 and $427,117 for the years ended December 31, 2010 and 2009, respectively. The Company also recognized stock compensation expense related to accelerated vesting of stock options pursuant to severance agreements in the amount of $0 and $210,694 on December 31, 2010 and 2009, respectively.

As of December 31, 2010, there was approximately $497,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 1.8 years.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for all years presented:

	Years Ended December 31,
	2010	2009
Weighted-average risk-free interest rates:	2.96%	2.64%
Dividend yield:	0.00%	0.00%
Weighted-average expected life of the option:	7 years	7 years
Weighted-average expected stock price volatility:	79.00%	73.68%
Weighted-average fair value of the options granted:	$1.23	$0.74

The Company uses the Black–Scholes option pricing model to determine the fair value of stock based compensation. The Black–Scholes model requires the Company to make several assumptions, including the estimated length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and estimated forfeitures. Expected price volatility of the fiscal 2010 and 2009 grants is based on the daily market rate changes of the Company’s stock going back to January 1, 1999. The shares granted in fiscal 2010 and 2009 had a vesting period of either three or five years and a contractual life of 10 years. Forfeitures were estimated at 4.68% and 5.14% for the years ended December 31, 2010 and 2009, respectively, based on the Company’s historical experience. The Black–Scholes model also requires a risk free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of the grant, and the dividend yield on the Company’s common stock, which is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future. Changes in these assumptions can materially affect the estimate of fair value of stock based compensation and consequently, the related expense recognized on the condensed consolidated statement of operations. The Company recognizes stock based compensation expense on a straight-line basis.

The following table summarizes the Company’s option activity for Nanophase Technologies Corporation employees and directors during the year ended December 31, 2010:

Options	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding on January 1, 2010	1,046,075	$4.13
Granted	309,300	$1.67
Exercised	—	$—
Forfeited or expired	(84,875)	8.06

Outstanding on December 31, 2010	1,270,500	$3.34	6.81	—

Exercisable on December 31, 2010	686,487	$4.70	5.22	—

Shares available for grant	1,996,005

The aggregate intrinsic value in the table above is zero, based on Nanophase’s closing stock price of $1.21 on the last business day for the period ended December 31, 2010.

During the years ended December 31, 2010 and 2009 the total intrinsic value of Nanophase stock options exercised was $0. We had no option exercises for the years ended December 31, 2010 and 2009. Based on the Company’s election of the “with and without” approach, no realized tax benefits from stock options were recognized for the years ended December 31, 2010 and 2009.

During 2010, 84,875 stock options were forfeited primarily due to expirations.

Stock Appreciation Rights

For the years ended December 31, 2010 and 2009, the Company granted its outside directors stock appreciation rights (SAR’s) totaling 61,000 and 45,750 shares, under the Company’s Amended and Restated 2006 Stock Appreciation Rights Plan. The fair value of the awards granted during 2010 was $46,335, the 2010 increase in valuation for 2009 awards was $20,272 and is included in non-cash compensation expense for the year ended December 31, 2010. The SAR’s granted vested immediately and are payable upon the directors’ removal or resignation from the position of director. These awards are accounted for as liability awards, included in accrued expenses as of December 31, 2010 and 2009, and adjusted to fair value each reporting period. The fair value of the liability on December 31, 2010 is $81,157.

Restricted Stock

For the years ended December 31, 2010 and 2009, the Company was to grant its outside directors shares of deferred common stock totaling 0 and 15,250 shares under the Company’s 2005 Non-Employee Director Restricted Stock Plan. However, each outside director elected to defer receipt of the restricted stock until the termination of their services to the Company. The deferral of restricted stock is being accounted for under the Company’s Non-Employee Director Deferred Compensation Plan. The fair value of the awards granted was $0 and $11,590, respectively, for the restricted stock grants and is included in stock-based compensation expense for the years ending December 31, 2010 and 2009.

As of December 31, 2010 and 2009, respectively, the Company does not have any unvested non-director restricted stock or performance shares outstanding.

(13) 401(k) Profit-Sharing Plan

We have a 401(k) profit-sharing plan covering substantially all employees who meet defined service requirements. The Company may make maximum contributions of 100% of the first 3% and 50% of the next 2% of the participant’s salary. The Company contributions under this plan were $0 and $36,569 for the years ended December 31, 2010 and 2009, respectively. We discontinued contributions to employees as of the first quarter of 2009. We have restarted contributions beginning in 2011.

(14) Significant Customers and Contingencies

Revenue from two customers constituted approximately 65% and 8%, respectively, of the Company’s 2010 revenue. Amounts included in accounts receivable on December 31, 2010 relating to these two customers were approximately $254,000 and $0, respectively. Revenue from these two customers constituted approximately 63% and 2%, respectively, of the Company’s 2009 revenue. Amounts included in accounts receivable on December 31, 2009 relating to these two customers were approximately $372,000 and $116,000, respectively.

We currently have supply agreements with BASF Corporation (“BASF”), our largest customer, that have contingencies outlined which could potentially result in the license of technology and/or the sale of production equipment, providing capacity sufficient to meet the customer’s production needs, from the Company to the customer, if triggered by our failure to meet certain performance requirements, certain other obligations and/or certain financial condition covenants. The financial condition covenants in one of our supply agreements with BASF “trigger” a technology transfer right (license and, optionally, an equipment sale) in the event (a) that earnings of our twelve month period ending with its most recently published quarterly financial statements are less than zero and our cash, cash equivalents and certain investments are less than $2,000,000, or (b) of an acceleration of any debt maturity having a principal amount of more than $10,000,000. Both our supply agreements with BASF also “trigger” a technology transfer right in the event of our insolvency, as further defined within the agreements. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at the greater of 30% of the original book value of such equipment, and any associated upgrades to it, or 115% of the equipment’s net book value.

We believe that we have sufficient cash, investment balances and line of credit access (See Liquidity and Capital Resources in Management’s Discussion and Analysis for a further discussion) to avoid the first triggering event under one of the supply agreements with BASF for the foreseeable future. If a triggering event were to occur and BASF elected to proceed with the license and related equipment sale mentioned above, the Company would receive royalty payments from this customer for products sold using the Company’s technology; however, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by our agreement with the customer. Similar consequences would occur if we were determined to have materially breached certain other provisions of the supply agreement with BASF. Any such event would also likely result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success and could be difficult to replace them quickly. Given the occurrence of any such event, we might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on us.

(15) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $849,957 and $652,650 for the years ended December 31, 2010 and 2009, respectively. As part of its revenue from international sources, the Company recognized approximately $528,040 in product revenue from a number of German companies, in the aggregate, and $300,000 in other revenue from a technology license fee from its Japanese licensee for the year ended December 31, 2010. Revenue from these same international sources approximated $315,960 and $300,000, respectively, for the year ended December 31, 2009. The $300,000 technology license fee typically received every twelve months from our Japanese licensee is included in each of the two years presented.

The Company’s operations comprise a single business segment and all of the Company’s long-lived assets are located within the United States.

(16) Agreement Termination Charges

On August 20, 2010, we entered into a Settlement and Termination Agreement (the “Settlement Agreement”) with Altana Chemie GmbH (“Altana”). The Settlement Agreement terminated the Joint Development Agreement dated March 23, 2004, as amended on July 7, 2008 (the “JDA”), between Nanophase and Altana Chemie AG, where Altana Chemie AG was a predecessor of Altana, except for certain surviving provisions of the JDA, including each party’s respective rights in its patents, patent applications and other intellectual property, each party’s confidentiality obligations, and the protocol for resolving any subsequent disputes concerning the JDA. Under the Settlement Agreement, Nanophase and Altana both agreed to end their exclusive relationship with one another approximately nineteen months prior to the scheduled termination of the JDA and each agreed to release and discharge the other party from all claims, demands, obligations, losses, causes of action, costs, expenses, attorneys’ fees and liabilities of any nature which relate to or arise from the JDA. Additionally, we agreed to pay Altana $350,000 in cash on August 20, 2010, and provided Altana a percentage discount on future purchases under the Supply Agreement (as defined below), up to $350,000 as additional consideration for terminating the JDA. As a result of this agreement, we incurred a total of $700,000 of combined cash and non-cash charges. For the period ending December 31, 2010, the accrued discount liability on future purchases was $296,235 and is recorded as a current liability on our balance sheet.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 2011.

NANOPHASE TECHNOLOGIES CORPORATION

By:	/s/ Jess Jankowski
Jess Jankowski
President and Chief Executive Officer

By:	/s/ Frank Cesario
Frank Cesario
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of March, 2011.

Signature	Title

/s/ Jess Jankowski Jess Jankowski	President, Chief Executive Officer (principal executive officer) and Director

/s/ Frank Cesario Frank Cesario	Chief Financial Officer (principal financial and chief accounting officer)

/s/ Donald S. Perkins Donald S. Perkins	Chairman of the Board and Director

/s/ George Vincent George Vincent	Vice Chairman of the Board and Director

/s/ James A. Henderson James A. Henderson	Director

/s/ James A. McClung James A. McClung	Director

/s/ Jerry Pearlman Jerry Pearlman	Director

/s/ Richard W. Siegel Richard W. Siegel	Director

/s/ W. Ed Tyler W. Ed Tyler	Director

/s/ R. Janet Whitmore R. Janet Whitmore	Director

EXHIBIT INDEX

23.1	Consent of McGladrey & Pullen, LLP.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.