Form 10-Q
period 2011-03-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2011-05-12
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2011

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

As of May 9, 2011, there were 21,204,162 shares outstanding of Common Stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED MARCH 31, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,024,479	$5,744,322
Investments	30,000	30,000
Trade accounts receivable, less allowance for doubtful accounts of $6,000 and $3,000 on March 31, 2011 and December 31, 2010, respectively	1,708,218	765,250
Other receivables	14,260	14,260
Inventories, net	1,742,690	1,825,882
Prepaid expenses and other current assets	607,570	346,926

Total current assets	8,127,217	8,726,640
Equipment and leasehold improvements, net	4,514,528	4,721,672
Other assets, net	34,185	34,799

	$12,675,930	$13,483,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$—	$748
Accounts payable	697,878	918,527
Accrued expenses	959,856	1,047,509
Accrued discount liability	256,718	296,235

Total current liabilities	1,914,452	2,263,019

Long-term deferred rent	638,494	635,523
Asset retirement obligations	143,139	141,407

Total long-term liabilities	781,633	776,930

Contingent liabilities:	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 21,204,162 shares issued and outstanding on March 31, 2011 and
December 31, 2010, respectively	212,042	212,042
Additional paid-in capital	92,765,211	92,674,786
Accumulated deficit	(82,997,408)	(82,443,666)

Total stockholders’ equity	9,979,845	10,443,162

	$12,675,930	$13,483,111

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2011	2010
Revenue:
Product revenue	$2,706,433	$1,930,602
Other revenue	79,253	79,580

Total revenue	2,785,686	2,010,182
Operating expense:
Cost of revenue	1,861,659	1,527,097

Gross Profit	924,027	483,085
Research and development expense	401,025	429,263
Selling, general and administrative expense	1,077,696	1,212,417

Loss from operations	(554,694)	(1,158,595)
Interest income	1,893	14,135
Interest expense	(899)	(689)
Other, net	(42)	—

Loss before provision for income taxes	(553,742)	(1,145,149)
Provision for income taxes	—	—

Net loss	$(553,742)	$(1,145,149)

Net loss per share – basic and diluted	$(0.03)	$(0.05)

Weighted average number of basic and diluted common shares outstanding	21,204,162	21,204,162

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Operating activities:
Net loss	$(553,742)	$(1,145,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	281,924	305,462
Stock compensation expense	109,108	155,585
Allowance for excess inventory quantities	—	2,728
Changes in assets and liabilities related to operations:
Trade accounts receivable	(942,968)	(466,595)
Other accounts receivable	—	11,807
Inventories	83,192	(192,912)
Prepaid expenses and other assets	(260,644)	(66,090)
Accounts payable	(174,705)	578,249
Accrued liabilities	(142,882)	47,160

Net cash used in operating activities	(1,600,717)	(769,755)

Investing activities:
Acquisition of equipment and leasehold improvements	(65,934)	(8,321)
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	(52,444)	(10,873)
Purchases of investments	—	(3,999,502)
Sales of investments	—	4,000,000

Net cash used in investing activities	(118,378)	(18,696)

Financing activities:
Principal payment on debt obligations, including capital leases	(748)	(2,044)

Net cash used in financing activities	(748)	(2,044)

Decrease in cash and cash equivalents	(1,719,843)	(790,495)
Cash and cash equivalents at beginning of period	5,744,322	3,899,393

Cash and cash equivalents at end of period	$4,024,479	$3,108,898

Supplemental cash flow information:
Interest paid	$899	$689

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$6,500	$9,743

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (“Nanophase” or the “Company”, including “we” or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.

(2) Description of Business

Nanophase is a nanomaterials developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterial products for use in a variety of diverse existing and developing markets: sunscreens, personal care, architectural coatings, architectural window cleaning and restoration, industrial coating ingredients, abrasion-resistant applications, plastics additives, medical diagnostics and a variety of polishing applications, including semiconductors and optics. New markets and applications are also being developed. We target markets in which we believe practical solutions may be found using nanoengineered products. We work with leaders in these targeted markets to identify and supply their material and performance requirements. Finally, we have applied our technology and developed a complete window cleaning and polishing product family for the Architectural Windows Market under the trade name NanoUltra™. The Company was incorporated in Illinois on November 25, 1989, and became a Delaware corporation on November 30, 1997. The Company’s common stock trades on the NASDAQ Global Market under the symbol NANX.

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

The Company’s financial instruments include cash, accounts receivable, accounts payable and accrued expenses. The fair values of all financial instruments were not materially different from their carrying values.

There are no financial assets or liabilities adjusted to fair value on March 31, 2011 and December 31, 2010.

(4) Investments

Investments on March 31, 2011 and December 31, 2010 were comprised of certificates of deposit in the amount of $30,000, pledged as collateral, primarily for the Company’s rent in 2011 and 2010, and is restricted as to withdrawal or usage. The Company’s investments on March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
Certificates of deposit	30,000	30,000

	$30,000	$30,000

(5) Inventories

Inventories consist of the following:

	March 31, 2011	December 31, 2010
Raw materials	$646,578	$878,671
Finished goods	1,156,278	1,007,377

	1,802,856	1,886,048
Allowance for excess inventory quantities	(60,166)	(60,166)

	$1,742,690	$1,825,882

(6) Line of Credit

On September 13, 2010, we secured a line of credit with a bank in the amount of $1 million, secured by certain Company assets. The balance of our line of credit for the periods ending March 31, 2011 and December 31, 2010 was $0. We do not currently anticipate utilizing this credit line in the foreseeable future. This credit line has no defined termination date and we do not pay a penalty for unused balances.

(7) Share-Based Compensation

The Company follows FASB ASC Topic 718, Share-Based Payments, in which compensation expense is recognized only for share-based payments expected to vest. The Company recognized compensation expense related to stock options of $90,425 and $86,509 for the three month periods ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, there was approximately $491,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 1.9 years.

Stock Options and Stock Grants

During the three months ended March 31, 2011 and 2010, no shares of common stock were issued pursuant to option exercises. For the three months ended March 31, 2011, stock options exercisable into 89,000 shares of common stock were granted compared to 10,000 for the same period in 2010. For the three months ended March 31, 2011, stock options exercisable into 62,400 shares of common stock were forfeited compared to 11,000 shares for the same period in 2010.

Stock Appreciation Rights

During 2010 and 2009, the Company granted its outside directors stock appreciation rights (SAR’s) totaling 106,750 shares, under the Company’s Amended and Restated 2006 Stock Appreciation Rights Plan. The increase in valuation of the awards previously granted was $18,683 and $47,181 and is included in stock-based compensation expense for the three months ended March 31, 2011 and 2010, respectively. The fair value of awards granted during the three months ended March 31, 2010 was $21,895 and is included in stock-based compensation expense for that period. The SAR’s granted vested immediately and are payable upon the directors’ removal or resignation from the position of director. These awards are accounted for as liability awards, included in accrued expenses as of March 31, 2011 and 2010, and adjusted to fair value each reporting period. The fair value of the liability on March 31, 2011 is $99,840, compared to $81,157 on December 31, 2010.

As of March 31, 2011, the Company does not have any unvested restricted stock or performance shares outstanding.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for the periods presented:

	March 31, 2011	March 31, 2010
Weighted-average risk-free interest rates:	2.54%	2.36%
Dividend yield:	—	—
Weighted-average expected life of the option:	7 Years	7 Years
Weighted-average expected stock price volatility:	75.23%	77.66%
Weighted-average fair value of the options granted:	$.95	$.58

(8) Significant Customers and Contingencies

Sales to three customers constituted approximately 57%, 26% and 6%, respectively, of the Company’s total revenue for the three months ended March 31, 2011. Amounts included in accounts receivable on March 31, 2011 relating to these three customers were approximately $777,000, $353,000 and $84,000, respectively. Revenue from these three customers constituted approximately 68%, 10% and 4%, respectively, of the Company’s total revenue for the three months ended March 31, 2010. Amounts included in accounts receivable on March 31, 2010 relating to these three customers were approximately $645,000, $196,000 and $67,000, respectively.

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

(9) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $77,000 and $229,000 for the three months ended March 31, 2011 and 2010, respectively. As part of its revenue from international sources, the Company recognized approximately $1,300 in product revenue from international companies and $75,000 in other revenue from a technology license fee from its Japanese licensee for the three months ended March 31, 2011. Revenue from these same international sources approximated $152,000 and $75,000 for the same period in 2010.

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

The adoption of ASU No. 2010-06 did not have a material impact on our financial position or results of operations.

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

Results of Operations

Total revenue increased to $2,785,686 for the three months ended March 31, 2011, compared to $2,010,182 for the same period in 2010. A substantial majority of our revenue for the three months ended March 31, 2011 is from our two largest customers. See Note 8 to the Financial Statements for additional information regarding the revenue derived from these two customers in the first quarter of 2011. Product revenue increased to $2,706,433 for the three months ended March 31, 2011, compared to $1,930,602 for the same period in 2010. The increase in product revenue was primarily attributed to an increase in revenue associated with polishing applications, as further discussed below and from our largest customer.

Other revenue was effectively unchanged, as it decreased to $79,253 for the three months ended March 31, 2011, compared to $79,580 for the same period in 2010.

The largest portion of the total revenue generated during the three months ended March 31, 2011 resulted from sales to our largest customer in personal care and sunscreen applications.

We use certain elements classified as “Rare Earth” elements in some of our processes, specifically cerium oxide in polishing applications. On a worldwide basis, the vast majority of these elements are currently supplied from China. Due to export limitations imposed by China during the summer of 2010, the supply of all Rare Earth elements has been drastically reduced during the second half of 2010 and into 2011, as compared to prior periods. This has created significant issues with availability of acceptable materials and, if available, a substantial increase in cost. We have historically been successful in passing material costs through to our customers. While we continue to do so, the supply issue and severity of the price increase will create uncertainty for our polishing business during 2011 and beyond. We have inventory in-house and purchase orders for 2011 fulfillment related to this line of business, but the long-term success of this area will be directly impacted by the supply and cost of Rare Earth elements, specifically cerium oxide.

Cost of revenue generally includes costs associated with commercial production. Cost of revenue increased to $1,861,659 for the three months ended March 31, 2011, compared to $1,527,097 for the same period in 2010. The increase in cost of revenue was generally attributed to increased revenue volume, net of efficiencies related to this increase in product flow. We expect to continue new nanomaterial development, primarily using our NanoArc® synthesis and dispersion technologies, for targeted applications and new markets through 2011 and beyond. At current revenue levels we have generated a positive, and improving, gross margin. Our margins have been impeded by not having enough revenue to absorb the manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support significantly higher levels of production. The extent to which our margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to continue to cut costs and pass commodity market-driven raw materials increases onto customers. As product revenue volume increases, this should result in more of our fixed manufacturing costs being absorbed, leading to increased margins. We expect to continue to focus on reducing controllable variable product manufacturing costs through 2011 and beyond, with potential offsetting increases in the commodity metals markets, but may or may not continue to realize absolute dollar gross margin growth through 2011 and beyond, dependent upon the factors discussed above.

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

Research and development expense decreased to $401,025 for the three months ended March 31, 2011, compared to $429,263 for the same period in 2010. The decrease in research and development expense was largely attributed to legal expenses associated with patent applications, and to a reduction in depreciation expense. We do not expect research and development expense to increase significantly in 2011.

Selling, general and administrative expense decreased to $1,077,696 for the three month period ended March 31, 2011, compared to $1,212,417 for the same period in 2010. The net decrease was primarily attributed to legal fees, and to stock compensation expense non-cash charges related to outstanding equity compensation vehicles due to the decrease in our share price during March 2011.

Interest income decreased to $1,893 for the three month period ended March 31, 2011, compared to $14,135 for the same period in 2010. The decrease was primarily due to decreased investment yields and decreases in funds available for investment.

Inflation

We believe inflation has not had a material effect on our operations or financial position. However, supplier price increases and wage and benefit inflation, both of which represent a significant component of our costs of operations, may have a material effect on our operations and financial position in 2011 and beyond if we are unable to pass through those increases under our present contracts or through to our markets in general.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments amounted to $4,054,479 on March 31, 2011, compared to $5,774,322 on December 31, 2010 and $6,703,004 on March 31, 2010. The net cash used in our operating activities was $1,600,717 for the three months ended March 31, 2011, compared to $769,755 for the same period in 2010. Net cash used in investing activities amounted to $118,378 for the three months ended March 31, 2011, compared to $18,696 for the same period in 2010. Capital expenditures amounted to $65,934 and $8,321 for the three months ended March 31, 2011 and 2010, respectively. Net cash used in financing activities was $748 for the three months ended March 31, 2011, compared to $2,044 for the same period in 2010.

On September 13, 2010, we obtained a line of credit with a bank in the amount of $1 million which is secured by certain Company assets. The balance of our line of credit for the periods ending March 31, 2011 and December 31, 2010 was $0. We do not currently anticipate utilizing this credit line in the foreseeable future. This credit line has no defined termination date and we do not pay a penalty for unused balances.

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under these agreements require that we maintain a minimum of $2 million in cash, cash equivalents and certain investments, and that we not have the acceleration of any debt maturity having a principal amount of more than $10 million, in order to avoid triggering a potential customer right to transfer certain technology and equipment to that customer at a contractually defined price. We had approximately $4 million in cash, cash equivalents and short-term investments on March 31, 2011, with no debt. This supply agreement and its covenants are more fully described in Note 8 to the Company’s Financial Statements.

We believe that cash from operations and cash and cash equivalents, as well as the unutilized credit line, will be adequate to fund our operating plans for the foreseeable future. Our actual future capital requirements in 2011 and beyond will depend, however, on many factors, including customer acceptance of our current and potential nanomaterials and product applications, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell our materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. We expect that capital spending relating to currently known capital needs for the remainder of 2011 will be approximately $500,000.

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

On March 31, 2011, we had a net operating loss carryforward of approximately $83 million for income tax purposes. Because we may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with our various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. A layer of our carryforward expired in 2010 and another will expire in 2011. If not utilized, the remaining carryforward will expire at various dates between January 1, 2012 and December 31, 2031. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. During 2011, the state of Illinois suspended the utilization of NOL carryforwards for four years, extending their duration by an equivalent number of years.

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

Credit Environment

The credit markets continue to be volatile and have experienced a shortage in overall liquidity due to the sub-prime lending industry. The Company neither engages in any business activities in the mortgage industry, nor does it hold mortgage-backed securities in its investment portfolio. The Company believes it has sufficient liquidity from its cash and investment accounts to satisfy 2011 operational needs. See Notes 3 and 4 to the financial statements and Liquidity and Capital Resources in Management’s Discussion and Analysis for a further discussion of liquidity issues.

Safe Harbor Provision

We want to provide investors with more meaningful and useful information. As a result, this Quarterly Report on Form 10-Q (the “Form 10-Q”) contains and incorporates by reference certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect our current expectations of the future results of our operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2011 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: a decision by a customer to cancel a purchase order or supply agreement in light of our dependence on a limited number of key customers; uncertain demand for, and acceptance of, our nanocrystalline materials; our limited manufacturing capacity and product mix flexibility in light of customer demand; our limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; our dependence on patents and protection of proprietary information; and the resolution of litigation in which we may become involved. Readers of this Quarterly Report on Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4.	Controls and Procedures

Disclosure controls

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15e and 15d-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2011 was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

NANOPHASE TECHNOLOGIES CORPORATION

Date: May 12, 2011	By:	/s/ JESS JANKOWSKI
Jess Jankowski President and Chief Executive Officer

Date: May 12, 2011	By:	/s/ FRANK CESARIO
Frank Cesario Chief Financial Officer