Form 10-K
period 2011-12-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2012-03-29
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12B-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based upon the last reported sale price of the registrant’s common stock on June 30, 2011 was $18,748,483 as of such date.

The number of shares outstanding of the registrant’s common stock, par value $.01, as of March 15, 2012 was 21,208,162.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

General

Nanophase Technologies Corporation (“Nanophase” or the “Company”, including “we”, “our” or “us”) is a nanomaterials and applications developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterials for use in a variety of diverse markets: personal care including sunscreens, architectural coatings, industrial coating ingredients, abrasion-resistant additives, plastics additives, medical diagnostics, architectural window cleaning and restoration, and a variety of polishing applications, including semiconductors and optics. We target markets in which we feel practical solutions may be found using nanoengineered products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Recently developed technologies have made certain new products possible and opened potential new markets. We expect growth in end-user (manufacturing customers, including customers of customers) adoption in 2012 and beyond. Our initiatives in targeted market areas are progressing at differing rates of speed, but we have been broadly moving through testing and development cycles, and in a number of cases believe we are approaching first revenue or next stage revenue with particular customers in the industries referenced above. During 2011, for example, we launched our line of abrasion-resistant additives and have been engaged in a large volume of related activity. Abrasion-resistant and polishing applications tend to have shorter testing cycles than other applications such as exterior coatings. We further believe that successful introduction of our materials with manufacturers will more likely lead to follow-on orders for other materials in their applications. Although our primary strategic focus has been the North American market, we currently sell material to customers overseas and have been working to expand our reach within foreign markets. The Company was incorporated in Illinois on November 25, 1989, and became a Delaware corporation on November 30, 1997. The Company’s common stock trades on the OTCQB marketplace under the symbol NANX. Until March 20, 2012, the Company’s common stock traded on the NASDAQ Capital Market under the same symbol (NANX).

Nanophase has created a leading commercial approach to the application of its integrated nanomaterials technologies designed to deliver an optimal engineered nanomaterial solution for a target market or specific customer application. With respect to the products it makes, Nanophase has complete capability from application development and laboratory samples through pilot production and, finally, commercial production currently at rates as high as hundreds of metric tons per year for individual products. Nanophase has development and application laboratories and manufacturing capacity in two locations in the Chicago area. The Company’s manufacturing is based on Lean Six Sigma discipline and is certified to ISO 9001, American National Standard, Quality Management System Requirements; ISO 14001, American National Standard, Environmental Management System Requirements; and is compliant with current Good Manufacturing Practices (“cGMP”) for products under U.S. Food and Drug Administration (“FDA”) regulation.

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

Nanomaterials are an important and enabling part of the diverse field of nanotechnology and are the building blocks of the Company’s nanotechnology products. The ultimate performance and value of Nanophase’s products in a given application is a function of nanoparticle composition, size, shape, structure, surface chemistry and coating and dispersion potential. Our technologies for engineering and manufacturing nanomaterials, and our understanding of how to make nanomaterials exhibit desirable performance characteristics in various media, result in commercial nanomaterials solutions that we believe offer superior performance in many applications.

Nanomaterials have applications in diverse global markets where they are incorporated into a process, such as semiconductor polishing, or a product, such as an industrial coating to prevent degradation from ultra-violet radiation or significantly improve wear resistance or an architectural window glass polishing solution family (NanoUltra™). Multiple markets exist for our products since nanomaterials offer advantages in many applications, such as improved properties and performance, longer wear or product life, lower overall product cost, or in the development of new products or processes.

Most of the raw materials used in the Company’s various processes are commercially available. In some cases, Nanophase relies on sole-source processors of materials that utilize an array of worldwide sources for the raw materials that they process to the Company’s specifications. However, in certain cases we deal with very limited supply of certain elements, such as those classified as “Rare Earth” elements- specifically cerium oxide for use in polishing applications. On a worldwide basis, the vast majority of these elements are sourced from China. Due to severe export limitations imposed by China during the summer of 2010 that have continued through 2011 and into 2012, the supply of all Rare Earth elements has been drastically reduced from previous levels. This has created significant concerns, globally, pertaining to the availability of acceptable materials and, if available, a substantial increase in cost. We have historically been successful in passing material costs through to our customers. While we continue to do so, and we have recently noticed a reduction in prices for these materials from their 2011 highs, the supply issue and severity of the price increase from 2010 levels will create uncertainty for elements of our polishing business during 2012 and beyond.

The Company’s Technologies

Nanophase has created an integrated platform of commercial nanomaterial technologies that are patented, patent-pending or proprietary. These technologies are designed to deliver a nanomaterial solution for a targeted market or a specific customer application. Our platform provides flexibility and capability to engineer nanomaterials that meet a customer’s performance requirements and deliver its nanomaterial solutions in a readily usable format. Nanophase’s technologies are scalable and robust, having produced several hundred metric tons annually.

Our nanomaterials platform includes two distinct manufacturing processes (PVS – Plasma Vapor Synthesis and NAS—NanoArc® Synthesis) to make nanomaterials or nanoparticles. These technologies allow us to control critical nanomaterial properties (composition, size, shape, structure, surface chemistry) and engineer these attributes to meet specific application performance. Compared to other well-developed known nanoparticle processes, our plasma-produced particles are produced as nonporous, dense, discrete single crystals, which we believe possess a unique set of bulk and surface properties.

Perhaps of greater importance, Nanophase has developed proprietary technology to disperse nanoparticles in both aqueous (water-based) and several organic solvent systems. These dispersions are stable at high weight loading (typically 18-55% by weight). These aspects provide distinct market advantages. Dispersed nanomaterials are desired by many customers for use in their processes or products because of the ease of incorporation. As examples, dispersed nanomaterials are used in architectural coatings, architectural window cleaners, industrial coatings, plastic additives and semiconductor polishing. This integration flexibility allows Nanophase to serve more customers and serve them better, and is critical to its role as a solutions provider, not simply that of a materials provider.

Nanophase has also developed patented and proprietary technology to coat or surface treat nanoparticles to further engineer surface chemistry by two main processes. In many applications, such as sunscreens, this technology is vital to ensure formulation compatibility and, in some cases, optimal application performance. We deliver hundreds of metric tons of surface engineered nanoparticles to our customers annually, including coated nanomaterials that are used by major global consumer products companies for sunscreens and personal care products.

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

We have used our expertise in nano scale materials to develop larger particle–based products that are not considered “nano” in various applications. Aspects including particle size and shape management and surface chemistries allow us to provide superior materials to the marketplace in various formats, both at the nano level and above.

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

Marketing

We focus our marketing strategy on differentiated solutions that create superior value for our customers. This customer-focused strategy means we are not solely dependent upon the efforts of a market partner for future sales growth. While the partner model can be an excellent method for addressing the needs of certain markets, as we have seen in the personal care market with BASF Corporation (“BASF”), we have found an increasing number of cases where our ability to effectively integrate nanomaterials into a customer’s specific chemistry is critical to presenting an effective solution. Given this reality, we launched a second, “customer direct” business model in 2009 and 2010, where we deal with these customers directly and demonstrate the benefits of our solutions in their products. Our deep market knowledge of certain markets and applications has allowed us to thoroughly understand customer needs and our products’ value proposition. This knowledge, combined with our applications development expertise, supports leveraging our development efforts by marketing and selling our solutions to multiple customers within each market. We work closely with each customer to develop a material solution for that entity’s specific application(s), but we find that as we develop greater applications development expertise in a given area, specific applications development often becomes a routine process within Nanophase. This is where we believe our future customers will perceive the greatest value in working with Nanophase, and where we will be able to leverage our product development efforts into multiple revenue generating customer solutions.

We see this customer-focused marketing approach increasing our probability of success in many markets, allowing us to use an integrated platform of material technologies and typically reduce the total time-to-market. The more our applications development scientists and sales team work directly with customers to develop nanomaterial solutions, the more quickly and successfully we believe we will be able to grow sales.

We will continue to devote significant resources to maintaining and growing our relationships with BASF, our partner in the personal care market. This has been a successful relationship that we expect will contribute to our future growth. BASF, which defines itself as the world’s leading chemical company, with revenue in excess of $100 billion, is currently our personal care market partner. BASF is a leader in the personal care market with recognized brands, significant revenues and global sales reach. Nanophase has a long-term exclusive relationship with BASF, primarily to provide our zinc oxide-based products to be used in personal care with sunscreens and daily wear products being the dominant applications.

In 2010, Nanophase launched new products for the Architectural Windows market and for the Scratch Resistant Coatings market. In Architectural Windows, Nanophase introduced its first standalone direct-to-user products, the NanoUltra® line of architectural window cleaning and restoration products. NanoUltra® marks a change in the way the Company goes to market, as we acted on compelling market feedback that our stain removal and cleaning products could alter the professional window cleaning supplies market. We are selling these products to customers in the professional window cleaning market, primarily through distributors. As the professional market for materials is relatively small, our strategy has been to leverage the introduction of the professional window cleaning and restoration market into deployment within the much larger consumer products market.

In the Abrasion Resistant Additives market, the newest additions to the NanoArc® product line help formulators meet the rigorous scratch and mar resistance requirements of very thin, highly transparent coatings. These products are designed for ultraviolet (UV) cured coatings used on electronics and wood, and in a variety of graphic arts applications. This comprehensive product offering, featuring various sized nano and sub-micron alumina dispersed in commonly used monomers, significantly improves the scratch and wear resistance of coatings used to protect a wide variety of products, from cell phones and computers to furniture and high sheen magazine covers, providing improved durability while preserving high optical clarity and gloss. We formally launched this product line at the European Coatings Show during early 2011 and have been developing customer relationships since this commercial launch.

In addition to the personal care applications of our market partner, Nanophase’s products are used in a variety of other applications, including architectural coatings, optical glass and CMP polishing, plastics additives, medical diagnostics, textiles and graphic arts, among others.

Because our technology can be applied to a wide variety of applications, we focus our efforts on only a handful of applications to gain a depth of knowledge and leverage our learning curve. If we find a unique application outside of our core markets that does not require significant development resources then we may pursue it as “opportunistic” business. We believe this focused approach has been directly responsible for the increase in our pipeline of well-defined customer opportunities over the past two years, and will contribute to a higher success rate for related opportunities.

Technology and Engineering

Our efforts in research and development, process engineering and advanced engineering groups are focused in three major areas: 1) application development for our products; 2) creating or obtaining additional core material technologies and/or materials that have the capability to serve multiple markets; and 3) continuing to improve our core technologies to improve manufacturing operations and reduce costs.

Most of the research and development at Nanophase is directly related to applications development. We endeavor to either meet specific customer needs or to develop applications solutions to address unmet needs in a particular market where we believe our materials will offer a distinct performance advantage. We believe that aggressively pursuing applications in targeted areas will help Nanophase compete as a technical and commercial innovator using its materials expertise, and more importantly, become perceived as a solutions provider by our customers and not simply as another materials supplier.

Nanophase’s total research and development expense, which includes all expenses relating to the technology and advanced engineering groups, during the years ended December 31, 2011 and 2010, was $1,737,201 and $1,614,923, respectively. This represents the Company’s share of these expenses only and does not take into account amounts spent by any of our customers in support of new product development. The Company's future success will depend in large part upon its ability to develop products which bring a high degree of value to its customers’ products. Through the three-year period ended December 31, 2011, the Company has had cumulative research and development expenses of approximately $5 million and cumulative expenditures on equipment and leasehold improvements of approximately $0.5 million.

Manufacturing Operations

The Company has manufacturing capacity based in two locations in the Chicago area. At each of these facilities, Nanophase is able to develop and supply nanomaterials in quantities ranging from grams to metric tons. Nanophase’s facilities are certified to ISO 9001:2008 international standards and are cGMP compliant for applicable bulk pharmaceutical manufacturing. Nanophase is also in the process of registering some of the chemicals it ships to customers in Europe pursuant to the European Chemical Agency’s regulations issued to date pertaining to Registration Evaluation and Authorization of Chemicals (“REACH”). The Company’s facilities are also certified to the international standard for environmental management, ISO 14001:2004.

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

We are committed to a lean manufacturing approach, to the extent possible given a certain measure of irregular demand, where we are able to reduce excess labor and manage the lowest practical inventory and supply levels in order to minimize working capital demands. This approach complements two of the Company’s major operational goals—(1) to increase output without adding unnecessarily to existing equipment and (2) to continually reduce production costs while consistently producing high quality products.

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

As of the date of this filing, Nanophase owns 12 U.S. patents and 2 pending U.S. patent applications. Nanophase also owns 31 foreign patents and patent applications consisting of 26 issued or allowed foreign patents and 5 pending foreign patent applications. All of the pending and owned foreign patents are counterparts to domestic filings covering its platform of nanotechnologies. The Company’s oldest issued patents will begin to expire in 2013.

Nanophase has licensed its PVS technology for specific markets in certain geographic regions to CIK NanoTek (formerly C.I. Kasei), a subsidiary of Itochu Corporation. Under this license agreement, the Company earns royalties on net sales of manufactured products containing nanocrystalline materials. The license agreement also provides for minimum royalty payments to maintain exclusivity. The license agreement expires on March 31, 2013 unless terminated earlier as provided therein. Upon expiration of the license agreement, and pursuant to a subsequent agreement scheduled to take effect on April 1, 2013, we expect our relationship to become non-exclusive and royalty-free.

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

With respect to larger producers of nanomaterials, while many of these producers do not currently offer directly competitive products, these companies may have greater financial and technical resources, larger research and development staffs, and greater manufacturing and marketing capabilities, and could compete directly against Nanophase. In addition, the number of development-stage companies involved in nanocrystalline materials continues to grow on a global basis, posing increasing competitive risks. Many of these companies are associated with university or national laboratories and use chemical and physical methods to produce nanocrystalline materials. We believe that most of these companies are engaged primarily in funded research and not commercial production; however, they may represent competitive risks in the future. Some development-stage companies, especially in other countries, receive significant government assistance or enjoy other benefits due to their location. We anticipate that foreign competition may play a greater role in the nanomaterials arena in the future.

We believe that our nanomaterial technologies and manufacturing platforms are strong. We believe we are well-positioned with our platform of integrated commercial nanomaterial technologies and track record of technology improvement and evolution.

Governmental Regulations, Including Climate Change

The manufacture and use of certain of the products that contain the Company's nanocrystalline materials are subject to governmental regulations. As a result, the Company is required to adhere to the cGMP requirements of the FDA and similar regulations that include testing, control and documentation requirements enforced by periodic inspections. Nanophase is also in the process of registering some of the chemicals it ships to customers in Europe in compliance with the European Chemical Agency’s regulations issued to date pertaining to REACH.

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

Nanophase has taken a responsible, proactive approach to EH&S by implementing appropriate procedures and processes to have its facilities certified to ISO 14001, American National Standard, Environmental Management System Requirements. We are also involved with leading industry groups that are defining nanomaterial standards and protocols. These currently include the ASTM International Committee on Nanotechnology, Nanoscale Materials Stewardship Program under the Toxic Substances Control Act, and the US TAG to ISO TC 229 Nanotechnology committee managed by the American National Standards Institute committee (ANSI). We also participate in FDA reviews relative to cosmetic applications. We have a full-time, advanced degreed professional who spends a significant amount of time managing governmental regulation compliance and EH&S. We believe that our Company has an exemplary safety record.

Employees

On December 31, 2011, we had a total of 49 full-time employees, 8 of whom hold advanced degrees. We have no collective bargaining agreements and believe that we have a strong relationship with our employees.

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

Business Segment and Geographical Information

Our operations comprise a single business segment and all of our long-lived assets are located within the United States. See Note 14 to the accompanying Financial Statements for additional information.

Key Customers

A limited number of key customers account for a substantial portion of the Company's commercial revenue. In particular, revenue from three customers (one of which is also a market partner)— (1) our partner BASF, (2) our largest customer in polishing applications and (3) our largest customer in industrial coating ingredients—constituted approximately 54%, 21% and 7%, respectively, of our 2011 total revenue. Many of our customers are significantly larger than we are and, therefore, may be able to exert a high degree of influence over us. While our agreements with BASF are long-term agreements, they may be terminated by BASF under certain circumstances with reasonable notice and do not provide any guarantees that BASF will buy our products. The loss of one of our largest customers or the failure to attract new customers could have a material adverse effect on the Company’s business, results of operations and financial condition. Due to the high concentration of sales to a limited number of customers, we have aggressively pursued a significant number of new customers, typically smaller entities, through our customer direct business model. To the extent we are successful in adding a large number of customers through this model and maintaining or expanding our existing partners, we believe we will be able to best manage the risks associated with customer concentration.

Forward-Looking Statements

Nanophase wants to provide investors with more meaningful and useful information. As a result, this Annual Report on Form 10-K (the “Form 10-K”) contains certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements reflect the Company’s current expectations of the future results of its operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management's current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2012 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: our ability to become profitable despite the losses we have incurred since our incorporation; our dependence on our principal customers and the terms of our supply agreement with BASF which could trigger a requirement to transfer technology and/or sell equipment to that customer; our potential inability to obtain working capital when needed on acceptable terms or at all; our ability to obtain materials at costs we can pass through to our customers, including Rare Earth elements, specifically cerium oxide; uncertain demand for, and acceptance of, the Company’s nanocrystalline materials; the Company's manufacturing capacity and product mix flexibility in light of customer demand; the Company’s limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; the Company’s dependence on patents and protection of proprietary information; the ability of the Company to provide an appropriate electronic venue for its securities; the impact of any potential new governmental regulations that could be difficult to respond to or costly to comply with; and the resolution of litigation in which the Company may become involved. Readers of this Form 10-K should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

Investor Information

The Company is subject to the informational requirements of the Exchange Act and, accordingly, files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Financial and other information may also be accessed at the Company’s website. The address is www.nanophase.com. The Company makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the SEC, and intends to make all such reports and amendments to reports available free of charge on its website. We have included our website address throughout this Form 10-K as textual references only. The information contained on our website is not incorporated into this Form 10-K.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 1B. Unresolved Staff Comments

There are currently no open comments from the SEC Staff.

Item 2. Properties

Nanophase operates two facilities in the Chicago suburbs—a 36,000 square-foot production, research and headquarters facility in Romeoville, Illinois and a 20,000 square-foot production facility in Burr Ridge, Illinois. The Company also leases a 9,000 square-foot offsite warehouse in the vicinity of the Romeoville facility.

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

The Romeoville facility houses the Company’s headquarters, advanced engineering, manufacturing (including nanoparticle coating, nanoparticle dispersion and pilot-scale manufacturing) and three applications development laboratories. All Romeoville manufacturing processes are certified to ISO 9001:2008 and ISO 14001:2004, and we believe that the manufacturing of nanoparticle coating used for sunscreens and personal care is in compliance with the cGMP requirements of the FDA.

Nanophase leases its Romeoville and Burr Ridge facilities. On October 18, 2005, Nanophase entered into a Lease Amendment amending its then-current lease for its facility in Romeoville, Illinois, which, among other things, extended the term of such lease through December 31, 2015 (with our option to extend the term for up to two additional five-year periods). Nanophase renewed its Burr Ridge facility lease in September 2010, extending the terms through August 2014 (with our option to extend the term for up to three additional one-year periods). In August of 2010, we also renewed our lease for our offsite warehouse through August 2013.

We believe that our leased facilities provide sufficient capacity to fulfill current known customer demand as well as allow for the creation of substantial additional space to enable expansion of key production processes. We believe additional facilities could be obtained in the area at competitive prices if necessary to support growth. We believe that our capital expenditures made in 2011, and projected for 2012, will support currently anticipated demand from existing customers. Our actual future capacity requirements will depend on many factors, including new and potential customer acceptance of our current and potential nanomaterials and product applications, both expected and currently unplanned growth from existing customers, continued progress in our research and development activities and product testing programs and the magnitude of these activities and programs.

Item 3. Legal Proceedings

None.

Item  4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information; Holders; Dividends

The Company’s common stock is traded on the OTCQB marketplace, operated by OTC Markets Group, since voluntarily delisting from the NASDAQ Capital Market on March 20, 2012. The Company’s symbol, “NANX”, did not change as a result of this venue transfer. The following table sets forth, for the periods indicated, the range of high and low sale prices for the common stock on the NASDAQ Capital Market (or NASDAQ Global Market prior to June 2011):

	High	Low
Fiscal year ended December 31, 2011:
First Quarter	$1.76	$1.16
Second Quarter	1.45	1.16
Third Quarter	1.24	0.60
Fourth Quarter	0.80	0.38
Fiscal year ended December 31, 2010:
First Quarter	$2.16	$0.75
Second Quarter	2.18	1.03
Third Quarter	1.60	0.97
Fourth Quarter	1.73	0.98

On March 15, 2012, the last reported sale price of our common stock was $0.35 per share, and there were approximately 122 holders of record of the common stock.

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

Securities Authorized for Issuance under Equity Compensation Plan

The following table gives information about our common stock that may be issued upon the exercise of options and rights under all of our existing compensation plans on December 31, 2011, including the 1992 Amended and Restated Stock Option Plan, the 2001 Equity Compensation Plan and the 2010 Equity Compensation Plan. The 2010 Equity Compensation Plan (the “Plan” or the “2010 Plan”) replaced the 2004 Equity Compensation Plan (the “2004 Plan”), the 2005 Non-Employee Director Restricted Stock Plan (as amended, the “2005 Plan”), and the Amended and Restated 2006 Stock Appreciation Rights Plan (the “2006 Plan”).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans Approved by Shareholders	1,726,527	$2.47	1,604,905
Plans Not Approved by Shareholders	None	$—	None

Item 6. Selected Financial Data

Not required for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with risks discussed in other filings made by the Company with the Securities and Exchange Commission, and the financial statements and related notes thereto appearing elsewhere in this Form 10-K. When used in the following discussions, the words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and contingencies that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. See the “Forward Looking Statements” section in Part 1, Item 1, of this Form 10-K.

Overview

Nanophase is a nanomaterials and applications developer and commercial manufacturer with an integrated family of materials technologies. Nanophase produces engineered nano and non-nano materials for use in a variety of diverse markets: personal care including sunscreens, architectural coatings, industrial coating ingredients, abrasion-resistant additives, plastics additives, medical diagnostics, architectural window cleaning and restoration, and a variety of polishing applications, including semiconductors and optics. We target markets in which we feel practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Recently developed technologies have made certain new products possible and opened potential new markets. For example, we have applied our skills at producing precisely defined nanomaterials to now create and sell non-nano material products. Our focus is on customer need where we believe we have an advantage, as opposed to pushing one particular technology. We expect growth in end-user (manufacturing customers, including customers of Nanophase’s customers) adoption in 2012 and beyond. Our initiatives in targeted market areas are progressing at differing rates of speed, but we have been broadly moving through testing and development cycles, and in a number of cases believe we are approaching first revenue or next stage revenue with particular customers in the industries referenced above. For example, we commercially launched our family of abrasion-resistant additives during 2011 at the European Coatings Show, and have been working with potential customers, and now some customers, since. We have similarly been working on expanded polishing application opportunities, as well as thermal and conductivity related applications. We expect that we will both work more deeply with current customers and attract additional customers, which should help us achieve growth in these markets in 2012 and beyond.

Critical Accounting Estimates

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. We conduct long-lived asset impairment analyses in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards

Codification (“ASC”) Topic 360-10-15, Impairment or Disposal of Long-Lived Assets. ASC 360-10-15 requires us to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

Certain assumptions are necessary to assess the impact of risks and uncertainties on the financial information, such as cash flow projections, availability of capital if needed to support the ongoing operations of the business, and our expected compliance with contractual commitments. Any changes in those plans or assumptions could have a material impact on the Company’s liquidity and financial condition.

Results of Operations

Years Ended December 31, 2011 and 2010

Total revenue increased to $9,650,787 in 2011, compared to $9,461,184 in 2010. A substantial majority of our revenue for the year ended December 31, 2011 is from our largest customers. Product revenue, the primary component of our total revenue, increased to $9,321,042 in 2011, compared to $9,061,931 in 2010. The increase in product revenue was primarily attributed to increased sales to our largest customer in polishing applications. Revenue from the top three customers was approximately 54%, 21% and 7%, respectively, during 2011, an aggregate increase from 65%, 8% and 7% in 2010.

Other revenue decreased to $329,745 in 2011, compared to $399,253 in 2010. This decrease was primarily attributed to recognizing revenue in connection with a paid research project during the third quarter of 2010.

The majority of the total revenue generated during the year ended December 31, 2011 was from our largest customer in sunscreens and personal care, our largest customer specializing in polishing applications and our largest customer in industrial coating ingredients.

We use certain elements classified as “Rare Earth” elements in some of our processes, specifically cerium oxide in polishing applications. On a worldwide basis, the vast majority of these elements are currently supplied by China. Due to export limitations imposed by China during the summer of 2010, the supply of all Rare Earth elements was drastically reduced during 2011. This created significant issues with availability of acceptable materials and, if available, a substantial increase in cost. We have historically been successful in passing material costs through to our customers. While we continue to do so, the supply issue and severity of the price increase will create uncertainty for our polishing business entering 2012. We have inventory in-house and purchase orders for 2012 fulfillment related to this line of business, but the long-term success of this area will be directly impacted by the supply and cost of Rare Earth elements, specifically cerium oxide. We believe the supply of these materials will improve during 2012 due in part to new sources coming online. As of the end of 2011 and beginning of 2012, we have seen prices decline markedly from peak 2011 levels. While still significantly higher than mid-2010 pricing, this market has shown recent improvement.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $7,322,247 in 2011, compared to $6,935,287 in 2010. The increase in cost of revenue was generally attributed to the cerium oxide issue discussed above as well as increased revenue volume, net of efficiencies related to this increase in product flow. We expect to continue new nanomaterial development, primarily using our NanoArc® synthesis and dispersion technologies, for targeted applications and new markets during 2012 and beyond. At current revenue levels we have generated a positive gross margin, though margins have been impeded by not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support significantly higher levels of production. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to continue to cut costs and pass commodity market-driven raw materials increases on to customers. As product revenue volume increases, this should result in our fixed manufacturing costs being more efficiently absorbed, leading to increased margins. We expect to continue to focus on reducing controllable variable product manufacturing costs through 2012 and beyond, with potential offsetting increases in the commodity metals markets, but may or may not continue to realize absolute dollar gross margin growth through 2012 and beyond, dependent upon the factors discussed above.

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

Research and development expense increased to $1,737,201 in 2011, compared to $1,614,923 in 2010. The primary reason for this increase was the use of more costly raw materials in application development activities. We do not expect research and development expense to increase significantly in 2012.

Selling, general and administrative expense decreased to $3,954,750 in 2011, compared to $4,311,562 in 2010. The net decrease was primarily attributed to decreases in professional fees and stock compensation recovery.

Interest income decreased to $3,928 in 2011, compared to $22,581 in 2010. The decrease was primarily due to decreased investment yields and decreases in funds available for investment.

Inflation

We believe inflation has not had a material effect on our operations or financial position. However, supplier price increases and wage and benefit inflation, both of which represent a significant component of our costs of operations, may have a material effect on our operations and financial position in 2012 and beyond if we are unable to pass through any increases under present contracts or through to our markets in general.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments amounted to $2,723,623 as of December 31, 2011, compared to $5,774,322 on December 31, 2010. The net cash used in the Company’s operating activities for the year ended December 31, 2011 was $2,915,600, including cash used for working capital changes of $1.1 million. The net cash used in the Company’s operating activities for the year ended December 31, 2010 was $1,446,882, including cash provided by working capital changes of $1 million. The increase in cash used for working capital during 2011 was largely the result of the increase in the cost of cerium oxide and the impact that has had throughout our manufacturing and sales processes. Net cash used in investing activities amounted to $138,431 for the year ended December 31, 2011, compared to $3,300,281 in cash provided by investing activities for the year ended December 31, 2010. We sold our final investments in Auction Rate Securities during 2010, which created the reduction in investing activities from 2010 to 2011. Capital expenditures amounted to $85,987 and $253,450 for the years ended December 31, 2011 and 2010, respectively. Net cash provided by financing activities increased to $3,332 in 2011, compared to $8,470 in cash used in financing activities in 2010.

During 2010 we obtained a line of credit with a bank in the amount of $1 million which is collateralized by certain assets. The balance of our line of credit for the period ending December 31, 2011 was $0. We have not utilized this credit line, and subsequently terminated it on March 26, 2012.

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under these agreements require that we maintain a minimum of $2 million in cash, cash equivalents and certain investments, and that we not have the acceleration of any debt maturity having a principal amount of more than $10,000,000, in order to avoid triggering a potential customer right to transfer certain technology and equipment to that customer at a contractually defined price. We had approximately $2.7 million in cash, cash equivalents and investments on December 31, 2011, and no debt.

We believe that cash from operations and cash, cash equivalents and investments on hand and accessible capital will be adequate to fund our operating plans through 2012 and into 2013. Our actual future capital requirements in 2012 and beyond will depend, however, on many factors, including customer acceptance of our current and potential nanomaterials and product applications, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell our materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. If certain projects are successful, we expect that capital spending relating to currently known capital needs for 2012 will be between $200,000 to $500,000. If those projects are delayed or ultimately prove unsuccessful, we would expect our capital requirements to be lower.

Should events arise that make it appropriate for us to seek additional financing, such additional financing may not be available on acceptable terms or even at all, and any such additional financing could be dilutive to our unknown capital requirements in light of the factors described above; new regulatory requirements that are outside our control; the need to meet previously discussed cash requirements to avoid a triggering event under our BASF agreement; or various other circumstances coming to pass that we currently do not anticipate. The failure to have access to sufficient capital to fund our business plans may result in a curtailment or other change in those plans.

On September 16, 2011, we received notice from the Nasdaq stock market that the closing price of our common stock had fallen below $1 for thirty consecutive days and therefore we were not in compliance with Nasdaq Listing Rule 5550(a)(2). The Nasdaq granted us a 180 day grace period, through March 14, 2012, to regain compliance. Regaining compliance requires a closing bid price at or above $1 for ten consecutive trading days. During March 2012, our Company decided it was the in the best interest of its shareholders to voluntarily delist from the Nasdaq Capital Market and begin trading on the OTCQB marketplace. Trading on the OTCQB marketplace, under the symbol NANX, began on March 20, 2012. The failure to maintain an appropriate electronic trading venue may negatively impact our ability to access the financial markets.

On December 31, 2011, we had a net operating loss carryforward of approximately $78 million for income tax purposes. Because the Company may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. A layer of the carryforward expired in 2011 and another is expected to expire in 2012. If not utilized, the remaining carryforward will expire at various dates between January 1, 2012 and December 31, 2031. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. Changes in Illinois state tax law beginning in 2011 will impact net loss carryforward duration and utilization on the state tax level.

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

Item 8. Financial Statements and Supplementary Data

The financial statements, with the report of independent auditors, listed in Item 15 appear on pages F-1 through F-17 of this Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting. The Company’s management, including Mr. Jankowski, the CEO, and Mr. Cesario, the CFO, confirms that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Set forth below is certain information regarding the directors of the Company.

Name	Age	Position with Company	Served as Director Since	Term Expires	Class

James A. Henderson	77	Chairman of the Board of Directors	2001	2013	I
James A. McClung, Ph.D.	74	Director	2000	2013	I
R. Janet Whitmore	57	Director	2003	2013	I
Jess A. Jankowski	46	President, Chief Executive Officer and Director	2009	2014	II
Richard W. Siegel, Ph.D.	74	Director	1989	2014	II
W. Ed Tyler	59	Director	2011	2014	II
George A. Vincent, III	67	Vice Chairman of the Board of Directors	2007	2012	III
Jerry K. Pearlman	72	Director	1999	2012	III

Mr. Henderson has served as a director of the Company since July 2001 and Chairman of the Board of Directors since August 2011. He retired as Chairman and Chief Executive Officer of Cummins Engine Company (now Cummins Inc.) in December 1999, after joining the company in 1964. Mr. Henderson became President and Chief Operating Officer of Cummins in 1977, was promoted to President and Chief Executive Officer in 1994 and served as Chairman and Chief Executive Officer from 1995 until his retirement in 1999. Mr. Henderson graduated from Culver Military Academy, holds an A.B. in public and international affairs from Princeton University and an M.B.A. from Harvard Business School. Mr. Henderson also currently serves as Vice Chairman and a member of the Board of Directors of Hillenbrand, Inc. Mr. Henderson previously served as a director of AT&T, Inc., International Paper, Rohm & Haas, Inland Steel and Ryerson, Inc. He serves as Chairman Emeritus of the Board of the Culver Education Foundation and is a past Chair of the Princeton University Board of Trustees. The Company believes that Mr. Henderson’s extensive and diverse background in corporate leadership in technology-based companies, operations experience, and business acumen makes him a valuable member of its Board of Directors.

Mr. McClung has served as a director of the Company since February 2000, and is chairman of the Audit Committee. Currently he is Chairman & CEO of Lismore International. He retired as a senior vice president and executive officer for FMC Corporation (which has since been split into 3 public corporations: FMC Corp; FMC Technologies; John Bean Technologies), a leading producer of a diversified portfolio of chemicals and machinery. He has over 30 years of global business development and experience in over 75 countries, having managed and developed new technologies and production processes for diversified global businesses, including specialized chemicals and machinery, while living in the United States, Europe, and Africa. Mr. McClung currently serves as corporate board member of Alticor (Amway). Previously he has served on other corporate boards: NCCI, Turtle Wax, Beaulieu Corporation and Hu-Friedy. He was a founding member of the U.S.-Russia Business Council and is active in other international business organizations, such as Japan American Society, Chicago Council on Global Affairs, Executive Club of Chicago, and the Economic Club of Chicago. He serves as a board trustee at Thunderbird School of Global Management and the College of Wooster (Ohio). Mr. McClung earned a bachelor’s degree from the College of Wooster (Ohio), a master’s degree from the University of Kansas, and a doctorate from Michigan State University. The Company believes that Mr. McClung’s extensive global business development and worldwide management experience, including experience in the specialty chemical industry, make him a valuable member of its Board of Directors.

Ms. Whitmore joined the board in November 2003. She is a former director of Silverleaf Resorts, Inc., where she served as Chairman of the Compensation Committee and as a member of the Audit Committee. She is also a former director of Epoch Biosciences, a supplier of proprietary products used to accelerate genomic analysis. Ms. Whitmore is Founder of Benton Consulting, LLC, which specializes in business development and processes. From 1976 through 1999, Ms. Whitmore held numerous engineering and finance positions at Mobil Corporation, including Mobil's Chief Financial Analyst and Controller of Mobil's Global Petrochemicals Division. Ms. Whitmore holds a B.S. degree in Chemical Engineering from Purdue University and an M.B.A. from Lewis University. The Company believes that Ms. Whitmore’s combination of global financial, engineering, and management expertise makes her a valuable member of its Board of Directors.

Mr. Jankowski joined the board in February 2009. He has served as the Company’s President and Chief Executive Officer since that time. After joining the Company in 1995, Mr. Jankowski held offices including Vice President of Finance, Chief Financial Officer, Secretary, Treasurer and Controller. From 1990-1995 he served as Controller for two building and public works contractors in the Chicago area, during which time he had significant business development responsibilities. From 1986 to 1990, he worked for Kemper Financial Services in their accounting control corporate compliance unit, serving as unit supervisor during his last two years. Mr. Jankowski holds a B.S. from Northern Illinois University and an M.B.A. from Loyola University. He has served on the TechAmerica Midwest Board since 2008 and was an active member of the TechAmerica Midwest CFO Committee from 2006 through 2008. He was appointed to the Advisory Board of the Nanobusiness Commercialization Association in 2009. Mr. Jankowski was also appointed to the Romeoville Economic Development Commission and served from 2004 to 2010. He has also served on the advisory board of NITECH (Formerly WESTEC), an Illinois Technology Enterprise Center focusing on the commercialization of advanced manufacturing technologies from 2003 to 2008. In 2009, Mr. Jankowski was appointed to the board of directors of the Northern Illinois Technology Foundation, an economic development and technology transfer entity that is part of Northern Illinois University. The Company believes that Mr. Jankowski’s long-term and intimate experience with Nanophase operations, along with his financial and management expertise, makes him a valuable member of its Board of Directors.

Dr. Siegel is a co-founder of the Company and has served as a director of the Company since 1989. Dr. Siegel served as a consultant to the Company from 1990 to 2002 with regard to the application and commercialization of nanomaterials. Dr. Siegel is an internationally recognized scientist in the field of nanomaterials. During his tenure on the research staff at Argonne National Laboratory from July 1974 to May 1995, he was the principal scientist engaged in research with the laboratory-scale synthesis process that was the progenitor of the Company's physical-vapor-synthesis production system. Dr. Siegel has been the Robert W. Hunt Professor in Materials Science and Engineering at Rensselaer Polytechnic Institute since June 1995, and served as Department Head from 1995 to 2000. In April 2001, Dr. Siegel became the founding Director of the newly created Rensselaer Nanotechnology Center at the Institute. During the period from 1995 until 1998, he was also a visiting professor at the Max Planck Institute for Microstructure Physics in Germany on an Alexander von Humboldt Research Prize received in 1994. During the period from 2003 until 2004 he was a visiting professor in Japan on a RIKEN Eminent Scientist Award. He chaired the World Technology Evaluation Center worldwide study of nanostructure science and technology for the U.S. government, has served on the Council of the Materials Research Society and as Chairman of the International Committee on Nanostructured Materials. He also served on the Committee on Materials with Sub-Micron Sized Microstructures of the National Materials Advisory Board and was the co-chairman of the Study Panel on Clusters and Cluster-Assembled Materials for the U.S. Department of Energy. He served on the Nanotechnology Technical Advisory Group to the U.S. President’s Council of Advisors on Science and Technology during 2003-2009. Dr. Siegel holds an A.B. degree in physics from Williams College and an M.S. degree and Ph.D. from the University of Illinois at Urbana-Champaign. The Company believes that Dr. Siegel’s value to its Board of Directors, as co-founder of the Company and inventor of its initial base technology, is self-explanatory.

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

Mr. Vincent has served as a director of the Company since November 2007. In August 2008, he was appointed as Vice Chairman of the Company’s Board of Directors. He is the retired Chairman and President of The HallStar Company, where he served as CEO for twenty years. HallStar is a chemical manufacturer and innovator specializing in material science, marketing its products worldwide, primarily into the polymer and personal care industries. Prior to HallStar, Mr. Vincent held positions in purchasing, sales, commercial development and strategic planning with FMC Corporation (chemicals) and General Electric Company (chemicals and plastics). Mr. Vincent has served as Chairman of the Illinois Manufacturers' Association (IMA) and the Chemical Industry Council of Illinois (CICI), as well as Director of the American Chemistry Council (ACC). Mr. Vincent serves on the Boards of several closely-held companies in the chemicals and materials industry sector. Mr. Vincent holds a Bachelor of Arts degree in Chemistry from Dartmouth College and an M.B.A. degree from Harvard Business School. The Company believes that Mr. Vincent’s extensive experience in the chemicals industry and management leadership makes him a valuable member of its Board of Directors.

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

Meetings of the Board and Committees — During the year ended December 31, 2011, the Board of Directors held six formal meetings. No director missed more than one board or committee meeting held during 2011 (for all committees on which a particular director served).

Committees of the Board of Directors — The Board of Directors has established an Audit and Finance Committee, Compensation and Governance Committee and a Nominating Committee, each comprised entirely of independent directors who are not officers or employees of the Company and each operating in accordance with its charter (available on our website www.nanophase.com under the “Investor Relations” section). The members of the Audit and Finance Committee are Mr. McClung (Chairman), Mr. Pearlman, and Mr. Vincent. The members of the Compensation and Governance Committee are Mr. Pearlman (Chairman), Mr. Henderson, and Mr. Vincent. The members of the Nominating Committee are Mr. Henderson (Chairman), Mr. McClung, Mr. Pearlman, Dr. Siegel and Mr. Vincent.

The Audit and Finance Committee generally has responsibility for retaining the Company’s independent public auditors, reviewing the plan and scope of the accountants' annual audit, reviewing the Company's internal control functions and financial management policies and reporting to the Board of Directors regarding all of the foregoing. The Audit and Finance Committee held six formal meetings in 2011. The Board of Directors has determined that Mr. Pearlman is the "audit committee financial expert" as described in applicable SEC rules. Each member of the Audit and Finance Committee is independent, as defined in applicable SEC rules.

The Compensation and Governance Committee generally has responsibility for establishing executive officer and key employee compensation, reviewing and establishing the Company's executive compensation and general corporate governance policies and reporting to the Board of Directors regarding the foregoing. The Compensation and Governance Committee also has responsibility for administering the 2010 Equity Compensation Plan determining the number of options, if any, to be granted to the Company's employees and consultants pursuant to the 2010 Equity Compensation Plan and reporting to the Board of Directors regarding the foregoing. The Compensation and Governance Committee held two formal meetings in 2011.

The Nominating Committee generally has responsibility for nominating candidates to serve on the Board of Directors. All members of the Nominating Committee are independent. The Nominating Committee held two formal meetings in 2011.

The Board of Directors considers its role in risk oversight to focus primarily on evaluating risk at the entity and strategic levels, with management primarily responsible for managing day-to-day risk factors and presenting summary materials for those positions to the Board of Directors. Consistent with this philosophy, the Board of Directors has no formal policy as to whether the roles of Chief Executive Officer and Chairman should be segregated or combined. The Board of Directors considers the circumstances of the Company and makes a determination as to the appropriate leadership structure for the Company at that time. As of the time of this filing, the positions of CEO and Chairman are held by two individuals – Mr. Henderson serves as Chairman and Mr. Jankowski serves as CEO. Mr. Henderson brings extensive experience in corporate leadership from his own working experience and from the many Boards on which he serves or has served in the past, and Mr. Jankowski, in his relatively new role as CEO, is expected to benefit from that experience. The Board of Directors believes that is the most appropriate structure for the Company at this time.

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

Name	Age	Position
Frank Cesario	42	Chief Financial Officer
David Nelson	44	Vice President - Sales and Marketing
Nancy Baldwin	60	Vice President - Human Resources and Investor Relations
Patrick Murray, Ph.D.	45	Vice President - Research and Development
H. Glenn Judd	43	Vice President - Operations

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

Ms. Baldwin has served as the Director of Human Resources and Information Technology since joining the Company in 2000. In September of 2008, she was appointed as the Company’s Vice-President of Human Resources and Investor Relations. Prior to joining Nanophase, she served as Vice-President of iLink Global, and Chief Human Resources Officer at the Marketing Store, a global supplier to McDonald’s Corporation. Previous experience includes 14 years at Arthur Andersen, LLP & Andersen Consulting, LLP in various positions. Ms. Baldwin has a B.S. in Education from Western Illinois University and post graduate studies at Northern Illinois University. In 2010, Ms. Baldwin was appointed to the Romeoville Economic Development Commission. She is currently an active member of the Will County Three Rivers Manufacturing Human Resources Association.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Exchange Act requires the Company’s officers (as defined under Section 16), directors and persons who beneficially own greater than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of the forms it has received and on written representations from certain reporting persons that no such forms were required for them, the Company believes that during 2011 all Section 16 filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons.

CODE OF ETHICS

The Company has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to, among others, the Company’s principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is posted on its Internet website www.nanophase.com under the “Investor Relations” section. In the event that the Company makes any amendment to, or grants any waiver from, a provision of the Code of Ethics that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver on its website.

Item 11. Executive Compensation

Compliance with Section 162(m)

The Compensation Committee currently intends for all compensation paid to the executive officers to be tax deductible to the Company pursuant to Section 162(m) of the Internal Revenue Code (“Section 162(m)”). Section 162(m) provides that compensation paid to the executive officers in excess of $1,000,000 cannot be deducted by the Company for Federal income tax purposes unless, in general, (1) such compensation is performance-based, established by a committee of outside directors and objective, and (2) the plan or agreement providing for such performance-based compensation has been approved in advance by stockholders. The Compensation Committee believes that the requirements of Section 162(m) are uncertain at this time and may arbitrarily impact the Company. In the future, the Compensation Committee may determine to adopt a compensation program that does not satisfy the conditions of Section 162(m) if in its judgment, after considering the additional costs of not satisfying Section 162(m), such program is appropriate.

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation for each of our named executive officers in U.S. dollars for the financial years ended December 31, 2011 and 2010.

	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Name and Principal Position
Jess Jankowski	2011	$274,060	$30,000	$75,019	$—	$28,848	$407,927
Chief Executive Officer	2010	$271,585	$64,000	$33,700	$—	$15,154	$384,439
Frank Cesario	2011	$127,577	$8,000	$27,360	$—	$6,115	$169,052
Chief Financial Officer	2010	$109,615	$17,000	$24,963	$—	$576	$152,154
David Nelson	2011	$182,060	$14,000	$42,363	$—	$25,239	$263,662
Vice President Sales and Marketing	2010	$180,431	$30,000	$33,700	$—	$15,154	$259,285
Patrick Murray	2011	$164,409	$12,000	$37,950	$—	$24,308	$238,667
Vice President Research and Development	2010	$156,858	$23,000	$33,700	$—	$15,140	$228,698
Nancy Baldwin	2011	$153,206	$8,000	$27,360	$—	$13,115	$201,681
Vice President Human Resources and Investor Relations	2010	$150,979	$17,000	$33,700	$—	$6,371	$208,050

(1)	These amounts were earned in 2011 and 2010, but paid in early 2012 and 2011, respectively. Bonus compensation is driven by company performance against its goals as ultimately determined by the Board of Directors. A set of company-level objectives is created at the beginning of the year, focusing on total revenue, revenue growth, particular sources of revenue growth, business development achievements, and cash flows and related targets, as well as a small discretionary component designed to capture items not specifically listed. Each measure has four levels of achievement, typically 0%, 50%, 75% and 100% of the value of that item in the aggregate bonus measurement. The resulting bonus calculation is then applied to each individual’s bonus potential as a percentage of salary.

(2)	The amounts in this column represent the aggregate fair value of awards granted in 2011 and 2010 fiscal years in accordance with FASB ASC Topic 718. See Note 11 of the notes to our financial statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining the FASB ASC Topic 718 values.
(3)	None.
(4)	The amounts in this column represent 401(k) match, health and life insurance. Health insurance benefits are the same for all employees. Life insurance is provided in the amount of one times the annual base salary with a maximum of $150,000.

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

In the event Mr. Jankowski’s employment is terminated other than for ”cause” (as such term is defined in the employment agreement), Mr. Jankowski will receive a sum equal to Mr. Jankowski’s base salary in effect at the time of termination for 52 full weeks after the effective date of termination, payable in proportionate amounts on the Company’s regular pay cycle for professional employees, provided that Mr. Jankowski signs, without subsequent revocation, a separation agreement and release in a form acceptable to the Company. In addition, all stock options granted to Mr. Jankowski prior to termination will become fully vested and exercisable in accordance with the applicable option grant agreement and the Plan. If he is terminated for cause, or if he resigns as an employee of the Company, Mr. Jankowski will not be entitled to any severance or other benefits accruing after the term of the employment agreement and such rights will be forfeited immediately upon the end of such term.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding each unexercised option held by each of our named executive officers as of December 31, 2011.

	OPTION AWARDS				STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SHARES OF STOCK THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET VALUE OF SHARES OF STOCK THAT HAVE NOT VESTED ($)
Jess Jankowski	20,000	-0-	$6.650	01/03/12
	18,000	-0-	$3.660	03/24/13
	11,000	-0-	$5.550	10/11/14
	10,000	-0-	$6.030	09/27/15
	15,000	-0-	$6.010	09/27/16
	18,000	-0-	$4.480	11/06/17
	23,000	-0-	$3.140	05/12/18
	20,000	10,000	$1.020	05/04/19
	9,000	18,000	$1.700	05/03/20
	-0-	85,000	$1.260	05/02/21
					—	—

Frank Cesario	13,333	6,667	$1.070	06/24/19
	6,666	13,334	$1.700	05/03/20
	-0-	31,000	$1.260	05/02/21
					—	—

David Nelson	28,000	7,000	$6.130	04/09/17
	15,000	-0-	$4.480	11/06/17
	20,000	-0-	$3.140	05/12/18
	20,000	10,000	$1.020	05/04/19
	9,000	18,000	$1.700	05/03/20
	-0-	48,000	$1.260	05/02/21
					—	—

Patrick Murray	2,400	-0-	$6.650	01/03/12
	3,000	-0-	$5.550	10/11/14
	3,000	-0-	$6.030	09/27/15
	9,000	-0-	$6.010	09/27/16
	9,000	-0-	$4.480	11/06/17
	16,000	-0-	$3.140	05/12/18
	20,000	10,000	$1.020	05/04/19
	9,000	18,000	$1.700	05/03/20
	-0-	43,000	$1.260	05/02/21
					—	—

Nancy Baldwin	6,000	-0-	$6.650	01/03/12
	3,000	-0-	$5.550	10/11/14
	7,500	-0-	$6.010	09/27/16
	9,000	-0-	$4.480	11/06/17
	15,000	-0-	$3.140	05/12/18
	20,000	10,000	$1.020	05/04/19
	9,000	18,000	$1.700	05/03/20
	-0-	31,000	$1.260	05/02/21
					—	—

POTENTIAL PAYMENT UPON TERMINATION OR CHANGE IN CONTROL

Severance Protection. Please see discussion of severance benefits under “Employment Agreements” above.

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

The following table quantifies the estimated payments that would be made in each covered circumstance to our executive officers:

NAME	TERMINATION BY COMPANY WITHOUT CAUSE (1)	CHANGE IN CONTROL (2)	INVOLUNTARY TERMINATION IN CONNECTION WITH OR FOLLOWING A CHANGE IN CONTROL (3)
Jess Jankowski	$283,000	—	$566,000
Frank Cesario	$9,000	—	$9,000
David Nelson	$144,000	—	$144,000
Patrick Murray	$85,000	—	$85,000
Nancy Baldwin	$78,000	—	$78,000
H. Glenn Judd	$76,000	—	$76,000

(1)	This amount represents the severance benefits that would be received under the executive officer’s employment agreement as described had the executive officer been terminated by the Company without cause on December 31, 2011.
(2)	This amount represents an estimate of the value that would have been received under the equity compensation plans had a change in control occurred as of December 31, 2011 and the executive officers benefited from an acceleration of vesting in the equity-based plan awards, as described above. For this purpose, the closing price of our common stock as of December 30, 2011 was used. The amount represents the difference between the exercise price of any unvested options and $0.41.
(3)	This amount represents an estimate of the payments and value that would have been received by the executive officers had the executive officers been terminated by the Company without cause on December 31, 2011 in connection with a change in control on this date.

DIRECTOR COMPENSATION

Upon first being elected to the Board of Directors, each director of the Company who is not an employee or consultant of the Company (an “Outside Director”) is granted stock options to purchase shares of common stock at the closing price as of the date of issuance (the fair market value). This initial option grant to an Outside Director typically vests over three years, though may accelerate upon termination from the Board of Directors.

In 2011, the Company paid $5,500 as quarterly compensation to the Chairman of the Board of Directors, for an annual rate of $22,000. Mr. Henderson began receiving this quarterly rate after he became Chairman of the Board of Directors during August 2011. The Company paid $4,500 as quarterly compensation to the Chairman of the Finance and Audit committee and to the Vice Chairman of the Board of Directors totaling $18,000 to each. All other Outside Directors were paid $4,000 each as quarterly compensation, which amounts to an annual total of $16,000 per each other Outside Director for services performed in their capacity as a director.

During the first quarter in 2011, the Company granted its Outside Directors stock options totaling 89,000 shares, under the 2010 Equity Plan.

During the first, second, third and fourth quarters of 2010, the Company granted its Outside Directors stock appreciation rights (SAR’s) totaling 61,000 shares, under the Company’s Amended and Restated 2006 Stock Appreciation Rights Plan and subsequently under the 2010 Equity Plan as approved by the shareholders in August of 2010. No awards were granted during 2011 and the 2011 change for the decrease in valuation from 2010 was $70,284 and is included in director compensation expense for the year ended December 31, 2011. The SAR’s granted vested immediately and are payable upon the directors’ termination from the position of director.

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

Mr. Donald Perkins retired from the Board of Directors during August of 2011. Upon retirement, he received 24,727 shares of common stock from the Company’s 2005 Non-Employee Director Restricted Stock Plan, as well as a cash payment of $165 related to the Company’s SAR program.

In 2005, the Company adopted, and the Shareholders’ approved, the 2005 Non-Employee Director Restricted Stock Plan (the “Director Restricted Stock Plan”) which reserved 150,000 shares of the Company’s common stock to be issued to Outside Directors in the form of restricted shares. In 2005, no awards were made under the Director Restricted Stock Plan. In 2005, the Company also adopted the Non-Employee Director Deferred Compensation Plan (the “Director Deferred Compensation Plan”) which permits an Outside Director to defer the receipt of director fees until separation from service or the Company undergoes a change in control. The Company amended the Director Restricted Stock Plan in 2005 to permit an Outside Director to defer receipt of restricted stock granted under it. The deferred restricted shares are accounted for under the Director Deferred Compensation Plan and issued upon separation from service or the Company’s change in control. Under the Director Deferred Compensation Plan, the deferred fees that would have been paid in cash are deemed invested in 5 year U.S. Treasury Bonds during the deferral period. The accumulated hypothetical earnings are paid following the Outside Director’s separation from service or the Company’s change in control. The deferred fees that would have been paid as restricted shares are deemed invested in common stock of the Company during the deferral period. The Director Deferred Compensation Plan is an unfunded, nonqualified deferred compensation arrangement. In 2009, all Outside Directors elected to defer receipts of all of the restricted shares they became entitled to under the Director Restricted Stock Plan. In 2010 and 2011, no Outside Directors elected to defer receipt of cash under the Director Deferred Compensation Plan which was consolidated into the 2010 Equity Compensation Plan.

All Outside Directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board and committee meetings.

2011 Outside Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Stock Appreciation Rights ($)	Total($)
James A. Henderson	$17,500	$9,632	—	$27,132
James A. McClung	$18,000	$11,558	—	$29,558
Jerry K. Pearlman	$16,000	$9,632	—	$25,632
Donald S. Perkins	$16,500	$14,448	—	$30,948
Richard W. Siegel, Ph.D.	$16,000	$9,632	—	$25,632
R. Janet Whitmore	$16,000	$9,632	—	$25,632
George A. Vincent, III	$18,000	$11,558	—	$29,558
W. Ed Tyler	$16,000	$8,421	—	$24,421

Item  12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF MANAGEMENT

AND PRINCIPAL STOCKHOLDERS

The following table sets forth, as of March 15, 2012 certain information with respect to the beneficial ownership of the common stock by (1) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (2) each Company director, (3) each of the Company’s named executive officers and (4) all Company executive officers and directors as a group.

Name	Number of Shares Beneficially Owned (1)		Percent of Shares Beneficially Owned
Bradford T. Whitmore	5,228,947	(2)	24.7%
Spurgeon Corporation	2,721,918	(3)	12.8%
Grace Brothers, Ltd.	2,421,918	(4)	11.4%
Altana Chemie, AG	1,256,281	(5)	5.9%
James A. Henderson	15,743	(6)	*
Richard W. Siegel, Ph.D.	224,683	(7)	1.1%
James A. McClung	31,771	(8)	*
Jerry K. Pearlman	39,281	(9)	*
W. Ed Tyler	3,333	(10)	*
R. Janet Whitmore	187,624	(11)	*
George A. Vincent, III	14,000	(12)	*
Jess A. Jankowski	184,749	(13)	*
David Nelson	136,000	(14)	*
Patrick Murray, Ph.D.	103,083	(15)	*
Nancy Baldwin	93,327	(16)	*
Frank J. Cesario	36,999	(17)	*
All executive officers and directors as a group (12 persons)	1,070,593	(18)	5.0%

Unless otherwise indicated below, the persons address is the same as the address for the Company.

*	Denotes beneficial ownership of less than one percent.
(1)	Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	Includes 2,421,918 shares of common stock held by Grace Brothers, Ltd., 300,000 shares of common stock held by Grace Investments, Ltd. and 2,507,029 shares held by Bradford T. Whitmore. Mr. Whitmore is a general partner of both Grace entities. In such capacities, Mr. Whitmore shares voting and investment power with respect to the shares of common stock held by the Grace entities. This information is based on information reported on Schedule 13D/A filed on March 14, 2012 with the SEC by Mr. Whitmore. The address of the stockholder is 1560 Sherman Avenue, Suite 900, Evanston, Illinois 60201.
(3)	Includes 2,421,918 shares of common stock held by Grace Brothers, Ltd. and 300,000 shares of common stock held by Grace Investments, Ltd. Spurgeon Corporation is a general partner of both Grace entities and shares voting and investment power with respect to the shares of common stock held by such Grace entities. This information is based on information reported on Schedule 13D/A referenced above. The address of the stockholder is 1560 Sherman Avenue, Suite 900, Evanston, Illinois 60201.
(4)	This information is based on information reported on Schedule 13D/A filed on March 14, 2012 with the SEC referenced above. The address of the stockholder is 1560 Sherman Avenue, Suite 900, Evanston, Illinois 60201.
(5)	In accordance with the terms of the private placement of 1,256,281 shares of common stock to Altana Chemie AG, the Company filed a registration statement for the shares on February 5, 2007 which was declared effective by the SEC on May 18, 2007.
(6)	Includes Mr. Henderson’s 7,333 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2012.
(7)	Includes Dr. Siegel’s 7,333 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2012.
(8)	Includes Mr. McClung’s 8,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2012.
(9)	Includes Mr. Pearlman’s 7,333 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2012.
(10)	Includes Mr. Tyler’s 3,333 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2012.
(11)	Includes Ms. Whitmore’s 13,333 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2012.
(12)	Includes Mr. Vincent’s 14,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2012.
(13)	Includes Mr. Jankowski’s 171,333 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2012.
(14)	Includes Mr. Nelson’s 134,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2012.

(15)	Includes Dr. Murray’s 102,333 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2012.
(16)	Includes Ms. Baldwin’s 92,833 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2012.
(17)	Includes Mr. Cesario’s 36,999 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2012.
(18)	Includes all executive officers and directors as a group’s 598,163 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2012.

Item  13. Certain Relationships and Related Transactions, and Director Independence

Since the beginning of the Company’s last fiscal year, the Company has not engaged in any transaction in which a related person had or will have a direct or indirect material interest.

Director Independence. The Board of Directors has determined that the following directors are “independent” as that term is defined in the rules and regulations of the SEC and the rules of the NASDAQ stock market: Mr. McClung, Mr. Henderson, Mr. Pearlman, Dr. Siegel, Mr. Tyler and Mr. Vincent.

The Board of Directors has established an Audit and Finance Committee, Compensation and Governance Committee and a Nominating Committee each comprised entirely of independent directors. The members of the Audit and Finance Committee are Mr. McClung (Chairman), Mr. Pearlman, and Mr. Vincent. The members of the Compensation and Governance Committee are Mr. Pearlman (Chairman), Mr. Henderson, and Mr. Vincent. The members of the Nominating Committee are Mr. Henderson (Chairman), Mr. McClung, Mr. Pearlman, Dr. Siegel and Mr. Vincent.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate amount billed by our principal accountant, McGladrey & Pullen, LLP, for audit services performed for the fiscal years ended December 31, 2011 and 2010 was $158,000 and $146,000, respectively. Audit services include the auditing of financial statements and quarterly reviews.

Audit Related Fees. Total fees billed by McGladrey & Pullen, LLP was $1,000 and $0 for the years ended December 31, 2011 and 2010, which may include costs incurred for reviews of registration statements, assistance with Staff comment letters, and consultation on various accounting matters in support of the Company’s financial statements.

Tax Fees. There were no fees billed by our principal accountant for tax related services for the fiscal years ended December 31, 2011 and 2010.

All Other Fees. Other than those fees described above, during the fiscal year ended December 31, 2011 and 2010, there were no other fees billed for services performed by our principal accountant.

All of the fees described above were approved by Nanophase’s Audit and Finance Committee.

Audit Committee Pre-Approval Policies and Procedures. Nanophase’s Audit and Finance Committee pre-approves the audit and non-audit services performed by McGladrey & Pullen, LLP, our principal accountants, in order to assure that the provision of such services does not impair McGladrey & Pullen, LLP’s independence. Unless a type of service to be provided by McGladrey & Pullen, LLP has received general pre-approval, it will require specific pre-approval by the Audit and Finance Committee. In addition, any proposed services exceeding pre-approval cost levels will require specific pre-approval by the Audit and Finance Committee.

The term of any pre-approval is 12 months from the date of pre-approval, unless the audit committee specifically provides for a different period. The Audit and Finance Committee will periodically revise the list of pre-approved services, based on subsequent determinations, and has delegated pre-approval authority to the Chairman of the Audit and Finance Committee. In the event the Chairman exercises such delegated authority, he shall report such pre-approval decisions to the Audit and Finance Committee at its next scheduled meeting. The Audit and Finance Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this Form 10-K:

1.	The following financial statements of the Company, with the report of independent registered public accounting firm, are filed as part of this Form 10-K:

Report of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2011 and 2010

Statements of Operations for the Years Ended December 31, 2011 and 2010

Statements of Stockholders' Equity for the Years Ended December 31, 2011 and 2010

Statements of Cash Flows for the Years Ended December 31, 2011 and 2010

Notes to Financial Statements

2.	A list of exhibits required to be filed as part of this Form 10-K is set forth in the Exhibit Index beginning on page E-1 of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

NANOPHASE TECHNOLOGIES CORPORATION

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Nanophase Technologies Corporation

We have audited the accompanying balance sheets of Nanophase Technologies Corporation as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nanophase Technologies Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Schaumburg, Illinois

March 29, 2012

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,693,623	$5,744,322
Investments	30,000	30,000
Trade accounts receivable, less allowance for doubtful accounts of $6,000 and $3,000 on December 31, 2011 and 2010, respectively	878,600	765,250
Other receivables	13,712	14,260
Inventories, net	1,338,210	1,825,882
Prepaid expenses and other current assets	391,466	346,926

Total current assets	5,345,611	8,726,640

Equipment and leasehold improvements, net	3,713,082	4,721,672
Other assets, net	32,318	34,799

	$9,091,011	$13,483,111

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$319,706	$918,527
Accrued expenses	383,425	1,048,257
Accrued discount liability	116,103	296,235

Total current liabilities	819,234	2,263,019

Long-term deferred rent	647,404	635,523
Asset retirement obligations	148,515	141,407

Total long-term liabilities	795,919	776,930

Contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 21,208,162 and 21,204,162 shares issued and outstanding on December 31, 2011 and December 31, 2010, respectively	212,082	212,042
Additional paid-in capital	93,070,979	92,674,786
Accumulated deficit	(85,807,203)	(82,443,666)

Total stockholders’ equity	7,475,858	10,443,162

	$9,091,011	$13,483,111

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2011	2010
Revenue:
Product revenue	$9,321,042	$9,061,931
Other revenue	329,745	399,253

Total revenue	9,650,787	9,461,184

Operating expense:
Cost of revenue	7,322,247	6,935,287

Gross profit	2,328,540	2,525,897

Research and development expense	1,737,201	1,614,923
Selling, general and administrative expense	3,954,750	4,311,562
Agreement termination charges	—	700,000

Loss from operations	(3,363,411)	(4,100,588)
Interest income	3,928	22,581
Interest expense	(4,012)	(2,326)
Other, net	(42)	2,479

Loss before provision for income taxes	(3,363,537)	(4,077,854)
Provision for income taxes	—	—

Net loss	$(3,363,537)	$(4,077,854)

Net loss per share-basic and diluted	(0.16)	(0.19)

Weighted average number of basic and diluted common shares outstanding	21,206,036	21,204,162

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional Paid-in Capital
	Preferred Stock		Common Stock			Accumulated Deficit
Description	Shares	Amount	Shares	Amount			Total
Balance on December 31, 2009	—	$—	21,204,162	$212,042	$92,246,777	$(78,365,812)	$14,093,007

Stock-based compensation	—	—	—	—	428,009	—	428,009
Net loss for the year ended December 31, 2010	—	—	—	—	—	(4,077,854)	(4,077,854)

Balance on December 31, 2010	—	$—	21,204,162	$212,042	$92,674,786	$(82,443,666)	$10,443,162

Exercise of stock options	—	—	4,000	40	4,040	—	4,080
Stock-based compensation	—	—	—	—	392,153	—	392,153
Net loss for the year ended December 31, 2011	—	—	—	—	—	(3,363,537)	(3,363,537)

Balance on December 31, 2011	—	$—	21,208,162	$212,082	$93,070,979	$(85,807,203)	$7,475,858

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2010
Operating activities:
Net loss	$(3,363,537)	$(4,077,854)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,119,108	1,150,162
Share-based compensation	321,869	494,616
Allowance for excess inventory quantities	—	2,728
Loss on disposal of equipment	—	1,023
Changes in assets and liabilities related to operations:
Trade accounts receivable	(113,350)	93,456
Other receivables	548	463,729
Inventories	487,672	(944,284)
Prepaid expenses and other assets	(44,540)	(52,188)
Accounts payable	(561,318)	673,981
Accrued expenses	(762,052)	747,749

Net cash used in operating activities	(2,915,600)	(1,446,882)

Investing activities:
Acquisition of equipment and leasehold improvements	(85,987)	(253,450)
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	(52,444)	(10,873)
Purchases of investments	—	(3,999,502)
Sales of investments	—	7,564,106

Net cash (used in) provided by investing activities	(138,431)	3,300,281

Financing activities:
Principal payment on debt obligations, including capital leases	(748)	(8,470)
Proceeds from exercise of stock options	4,080	—

Net cash provided by (used in) financing activities	3,332	(8,470)

(Decrease) increase in cash and cash equivalents	(3,050,699)	1,844,929
Cash and cash equivalents at beginning of period	5,744,322	3,899,393

Cash and cash equivalents at end of period	$2,693,623	$5,744,322

Supplemental cash flow information:
Interest paid	$4,012	$2,326

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$14,941	$52,444

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(1) Description of Business

Nanophase is a nanomaterials and applications developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterials for use in a variety of diverse markets: personal care including sunscreens, architectural coatings, industrial coating ingredients, abrasion-resistant additives, plastics additives, medical diagnostics, architectural window cleaning and restoration, and a variety of polishing applications, including semiconductors and optics. We target markets in which we feel practical solutions may be found using nanoengineered products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Recently developed technologies have made certain new products possible and opened potential new markets. During 2011 we launched our line of abrasion-resistant additives and have been engaged in a large volume of related activity. Abrasion-resistant and polishing applications tend to have shorter testing cycles than other applications such as exterior coatings. Although the Company’s primary strategic focus has been the North American market, it currently sells material to customers overseas and has been working to expand its reach within foreign markets. The Company was incorporated in Illinois on November 25, 1989, and became a Delaware corporation on November 30, 1997. Beginning March 20, 2012, the Company’s common stock has been trading on the OTCQB marketplace under the symbol NANX. Prior to that date, the Company’s common stock traded on the NASDAQ Capital Market under the symbol NANX.

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

(2) Summary of Significant Accounting Policies

Use of Estimates and Risks and Uncertainties

The preparation of financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain assumptions are also necessary to assess the impact of risks and uncertainties on the financial statements, such as cash flow projections, availability of capital if needed to support the ongoing operations of the business, and our expected compliance with contractual commitments. These risks and uncertainties are further discussed in Note 13. Any changes in these assumptions or business plans could have a material impact on the financial statements.

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

Long Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. We conduct long-lived asset impairment analyses in accordance with ASC 360-10-15, Impairment or Disposal of Long-Lived Assets. ASC 360-10-15 requires us to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

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

Activity in the asset retirement obligation account for the years ended December 31, is as follows:

	2011	2010
Balance, beginning	$141,407	$134,763
Accretion of liability due to passage of time	4,940	4,476
Amortization of asset due to passage of time	2,168	2,168

Balance, ending	$148,515	$141,407

Financial Instruments

We follow ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.

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

In December 1997, the Company entered into a license agreement whereby the Company granted a royalty-bearing exclusive right and license, as defined, to purchase, make, use and sell nanocrystalline materials in designated parts of Asia to CIK Nanotek (formerly C. I. Kasei), a subsidiary of Itochu Corporation (“CIK”). Under this agreement, the Company will also earn royalties on net sales of manufactured products containing nanocrystalline materials. The agreement also provides for minimum sales targets and minimum royalty payments to maintain exclusivity. The agreement expires on March 31, 2013 unless earlier terminated as provided therein, and in conjunction with a subsequent agreement between the parties which is scheduled to become effective April 1, 2013, we expect the relationship between the entities to become non-exclusive and royalty-free upon such termination. The Company recorded royalty revenues, classified as “Other Revenue” on the Statements of Operations, under this agreement of $300,000 for each of the years ended December 31, 2011 and 2010.

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

We have not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company files tax returns in all appropriate jurisdictions, which include a federal tax return and Illinois state tax return. Open tax years for both jurisdictions are 2008 to 2010, which statutes expire in 2012 to 2014, respectively, under most cases and subject to appropriate laws and regulations. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in selling, general and administrative expenses in the statements of operations. As of December 31, 2011 and 2010, the Company had no liability for unrecognized tax benefits.

Earnings Per Share

Net loss per common share is computed based upon the weighted average number of common shares outstanding. No equivalent shares are included in 2011 and 2010 because the effect of these securities is anti-dilutive, and because the impact on a per share basis would not be meaningful.

(3) Investments

Investments on December 31, 2011 and 2010, were comprised of certificates of deposit in the amount of $30,000, which are pledged as collateral, primarily for our rent in 2011 and 2010, and are restricted as to withdrawal or usage.

(4) Inventories

Inventories consist of the following:

	As of December 31,
	2011	2010
Raw materials	$490,729	$878,671
Finished goods	907,647	1,007,377

	1,398,376	1,886,048
Allowance for excess quantities	(60,166)	(60,166)

	$1,338,210	$1,825,882

(5) Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	As of December 31,
	2011	2010
Machinery and equipment	$13,323,315	$13,205,393
Office equipment	729,517	729,517
Office furniture	108,093	108,093
Leasehold improvements	4,723,348	4,723,348
Construction in progress	—	16,994

	18,884,273	18,783,345
Less: Accumulated depreciation and amortization	(15,171,191)	(14,061,673)

	$3,713,082	$4,721,672

Depreciation expense was $1,109,518 and $1,141,031, for the years ended December 31, 2011 and 2010, respectively.

(6) Line of Credit

The Company had a line of credit with a bank in the amount of $1 million collateralized by certain assets. The balance of our line of credit for the periods ending December 31, 2011 and 2010 were $0. We have not utilized this credit line since inception, which was subsequently terminated on March 26, 2012.

(7) Lease Commitments

The Company leases its operating facilities under operating leases. On October 18, 2005 Nanophase entered into a Lease Amendment amending its then-current lease for its facility in Romeoville, Illinois, which, among other things, extended the term of such lease through December 31, 2015 (with our option to extend the term for up to two additional five year periods) and granted Nanophase an option to purchase such facility in certain instances. The current monthly rent on this lease amounts to $28,200. Nanophase leases its Burr Ridge facility under an agreement whose initial term expired in September 1999. Nanophase renewed its Burr Ridge facility lease in September 2010, extending its terms through August 2014 (with our option to extend the term for up to three additional one-year periods). The current monthly rent on this lease amounts to $11,860. In August of 2010, we also renewed our lease for our offsite warehouse through August 2013. The current monthly rent on this lease amounts to $5,150.

The following is a schedule of future minimum lease payments including real estate taxes as required under the above operating leases:

Year ending December 31:
2012	$650,427
2013	639,848
2014	568,879
2015	464,917
2016	474,215
Thereafter	4,718,305

Total minimum payments required:	$7,516,591

Rent expense, including real estate taxes, under these leases amounted to $625,001 and $630,259, for the years ended December 31, 2011 and 2010, respectively.

(8) Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2011	2010
Accrued payroll and related expenses	$291,407	$456,124
Accrued professional services	11,553	26,872
Accrued customer related liability	—	385,672
Other	80,465	178,841

	$383,425	$1,047,509

(9) Income Taxes

The Company has no income tax provision, current or deferred, relating to U.S. federal, state or local income taxes.

A reconciliation of income tax expense to the amount computed by applying the Federal income tax rate to loss before provision for income taxes as of December 31, 2011 and 2010 is as follows:

	2011	2010
Income tax credit at statutory rates	$(1,143,603)	$(1,386,470)
Nondeductible expenses	4,699	5,618

State income tax, net of federal benefits	(172,045)	(196,471)
Other	9,700	29,187
Increase in valuation allowance	1,301,249	1,548,136

	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes consist of the following:

	As of December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$30,549,000	$31,689,000
Capital loss carryforwards	109,000	109,000
Inventory and other allowances	36,000	39,000
Charitable contribution carryforwards	2,000	1,000
Excess (tax) book depreciation	218,000	49,000
Excess (tax) book amortization	58,000	55,000
Share-based compensation	1,045,000	920,000
Other accrued costs	290,000	318,000

Total deferred tax assets	32,307,000	33,180,000

Less: Valuation allowance	(32,307,000)	(33,180,000)

Deferred income taxes	$—	$—

The valuation allowance decreased approximately $0.9 million and increased approximately $1.5 million for the years ended December 31, 2011 and 2010, respectively (net of approximately $2.2 million and $0.7 million for 2011 and 2010, respectively, for expiring net operating loss carryforwards and credits) due principally to the increase in the net operating loss carryforward and uncertainty as to whether future taxable income will be generated prior to the expiration of the carryforward period. In 2011, the change in deferred tax assets also included a decrease of approximately $0.1 million to beginning of year net operating loss carryforward, and a corresponding decrease in beginning of year valuation allowance for changes in tax estimates recorded when the 2010 tax returns were filed. Under the Internal Revenue Code, certain ownership changes, including the prior issuance of preferred stock and the Company’s public offering of common stock, may subject the Company to annual limitations on the utilization of its net operating loss carryforward. As of December 31, 2011, the amounts subject to limitations has not yet been determined.

The Company has net operating loss carryforwards for tax purposes of approximately $78 million on December 31, 2011, which expire between 2012 and 2031. The company has capital loss carryforwards for tax purposes of approximately $0.3 million on December 31, 2011 which expire in 2014.

The gross deferred tax assets and valuation allowance at December 31, 2010, each increased $0.9 million from amounts previously reported. Deferred tax assets related to share-based compensation are now presented gross of a valuation allowance as opposed to net of a valuation allowance.

During 2011, the state of Illinois suspended the use of net operating loss carryforwards for a four year period beginning 2011, extending the term of all net loss carryforwards by a corresponding four years.

(10) Capital Stock

In October 1998, pursuant to a Stockholder Rights Agreement between Nanophase and LaSalle National Association, as Rights Agent, the Company declared a dividend of one Preferred Stock Purchase Right (a "Right") for each outstanding share of Company common stock on November 10, 1998 and each share of common stock issued by the Company after such date. The Stockholder Rights Agreement, as subsequently amended, terminated pursuant to the terms of the plan during October 2011. The underlying Rights terminated upon termination of the Stockholder Rights Agreement.

On August 23, 2010, our shareholders approved an increase to our authorized number of shares of common stock from 30,000,000 to 35,000,000. As of December 31, 2011 and 2010, the Company has 24,088 authorized shares of preferred stock, of which 2,500 shares had been designated as Series A Junior Participating Preferred Stock and reserved for issuance in connection with the Rights described above. In addition, as of December 31, 2011, 1,604,905 authorized but unissued shares of common stock have been reserved for future issuance upon exercise of stock options.

(11) Stock Options and Stock Grants

We have entered into stock option agreements with certain officers, employees and directors. The stock options generally expire ten years from the date of grant.

Employees Stock Options

The Company follows FASB ASC Topic 718, Share-Based Payments, in which compensation expense is recognized only for share-based payments expected to vest. The Company recognized compensation expense related to stock options of $392,153 and $428,009 for the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, there was approximately $535,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 1.9 years.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for options granted for all years presented:

	Years Ended December 31,
	2011	2010
Weighted-average risk-free interest rates:	2.51%	2.96%

Dividend yield:	0.00%	0.00%

Weighted-average expected life of the option:	7 years	7 years

Weighted-average expected stock price volatility:	74.20%	79.00%

Weighted-average fair value of the options granted:	$0.89	$1.23

The Company uses the Black-Scholes option pricing model to determine the fair value of stock based compensation. The Black-Scholes model requires the Company to make several assumptions, including the estimated length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and estimated forfeitures. Expected price volatility of the fiscal 2011 and 2010 grants is based on the daily market rate changes of the Company’s stock going back to January 1, 2004. The shares granted in fiscal 2011 and 2010 had a vesting period of either three or five years and a contractual life of 10 years. Forfeitures were estimated at 4.49% and 4.68% for the years ended December 31, 2011 and 2010, respectively, based on the Company’s historical experience. The Black-Scholes model also requires a risk free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of the grant, and the dividend yield on the Company’s common stock, which is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future. Changes in these assumptions can materially affect the estimate of fair value of stock based compensation and consequently, the related expense recognized on the statement of operations. The Company recognizes stock based compensation expense on a straight-line basis.

The following table summarizes the Company’s option activity for Nanophase Technologies Corporation employees and directors during the year ended December 31, 2011:

Options	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding on January 1, 2011	1,270,500	$3.34

Granted	524,500	$1.27

Exercised	(4,000)	$1.02
Forfeited or expired	(203,568)	5.78

Outstanding on December 31, 2011	1,587,432	$2.47	7.10	—

Exercisable on December 31, 2011	808,384	$3.50	5.50	—

Shares available for grant	1,604,905

The aggregate intrinsic value in the table above is zero, based on Nanophase’s closing stock price of $0.41 on the last business day for the period ended December 31, 2011.

During the years ended December 31, 2011 and 2010 the total intrinsic value of Nanophase stock options exercised was $560 and $0, respectively. Cash received for option exercises was $4,080 and $0 during the years ended December 31, 2011 and 2010, respectively. We had 4,000 options exercised during the year ended December 31, 2011, compared to 0 in 2010. Based on the Company’s election of the “with and without” approach, no realized tax benefits from stock options were recognized for the years ended December 31, 2011 and 2010.

During 2011, 203,568 stock options were forfeited primarily due to expirations.

Stock Appreciation Rights

During the years ended December 31, 2011 and 2010, the Company granted its outside directors stock appreciation rights (SAR’s) totaling 0 and 61,000 shares, respectively, under the Company’s Amended and Restated 2006 Stock Appreciation Rights Plan. The fair value of the awards granted during 2010 was $46,335, the 2011 decrease in valuation for prior awards was $70,284 and is included in non-cash compensation expense for the year ended December 31, 2011. The SAR’s granted vested immediately and are payable upon the directors’ removal or resignation from the position of director. During 2011, Mr. Donald Perkins retired from the Board of Directors and received a cash payment related to this program of $165. These awards are accounted for as liability awards, included in accrued expenses as of December 31, 2011 and 2010, and adjusted to fair value each reporting period. The fair value of the liability on December 31, 2011 and 2010 is $10,873 and $81,157, respectively.

Restricted Stock

As of December 31, 2011 and 2010, respectively, the Company did not have any unvested non-director restricted stock or performance shares outstanding.

(12) 401(k) Profit-Sharing Plan

We have a 401(k) profit-sharing plan covering substantially all employees who meet defined service requirements. The Company may make maximum contributions of 100% of the first 3% and 50% of the next 2% of the participant’s salary. The Company contributions under this plan were $118,160 and $0 for the years ended December 31, 2011 and 2010, respectively. We discontinued contributions to employees as of the first quarter of 2009. We restarted contributions beginning in January 2011.

(13) Significant Customers and Contingencies

Revenue from three customers constituted approximately 54%, 21% and 7%, respectively, of the Company’s 2011 revenue. Amounts included in accounts receivable on December 31, 2011 relating to these three customers were approximately $443,000, $0 and $53,000, respectively. Revenue from these three customers constituted approximately 65%, 8% and 7%, respectively, of the Company's 2010 revenue. Amounts included in accounts receivable on December 31, 2010 relating to these three customers were approximately $254,000, $0 and $89,000, respectively. The loss of one of these significant customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

We currently have exclusive supply agreements with BASF Corporation (“BASF”), our largest customer, that have contingencies outlined which could potentially result in the license of technology and/or the sale of production equipment from the Company to the customer intended to provide capacity sufficient to meet the customer’s production needs. This outcome may occur if we fail to meet certain performance requirements, certain other obligations and/or certain financial condition covenants. The financial condition covenants in one of our supply agreements with BASF “trigger” a technology transfer right (license and equipment sale at BASF’s option) in the event (a) that earnings of the twelve month period ending with our most recently published quarterly financial statements are less than zero and our cash, cash equivalents and certain investments are less than $2,000,000, or (b) of an acceleration of any debt maturity having a principal amount of more than $10,000,000. Our supply agreements with BASF also “trigger” a technology transfer right in the event of our insolvency, as further defined within the agreements. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at the greater of 30% of the original book value of such equipment, and any associated upgrades to it, or 115% of the equipment’s net book value.

We believe that we have sufficient cash (See Liquidity and Capital Resources in Management’s Discussion and Analysis in Part II, Item 7 of this Form 10-K for a further discussion) to operate our business during 2012. We also expect a favorable fluctuation in working capital, particularly as the price of one or our raw materials, cerium oxide, has declined heading into 2012 from historic highs experienced during 2011. If a triggering event were to occur and BASF elected to proceed with the license and related equipment sale mentioned above, the Company would receive royalty payments from this customer for products sold using the Company’s technology; however, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by our agreement with the customer. Similar consequences would occur if we were determined to have materially breached certain other provisions of the supply agreement with BASF. Any such event would also likely result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success and could be difficult to replace them quickly. Given the occurrence of any such event, we might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on us. Finally, any shortfall in capital needed to operate the business as management intends, including with respect to avoiding this triggering event as described above, may result in a curtailment of certain activities or anticipated investments.

(14) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $596,399 and $849,957 for the years ended December 31, 2011 and 2010, respectively. As part of its revenue from international sources, the Company recognized approximately $269,676 in product revenue from a number of German companies, in the aggregate, and $300,000 in other revenue from a technology license fee from its Japanese licensee for the year ended December 31, 2011. Revenue from these same international sources approximated $528,040 and $300,000, respectively, for the year ended December 31, 2010.

The Company’s operations comprise a single business segment and all of the Company’s long-lived assets are located within the United States.

(15) Agreement Termination Charges

On August 20, 2010, we entered into a Settlement and Termination Agreement (the “Settlement Agreement”) with Altana Chemie GmbH (“Altana”). The Settlement Agreement terminated the Joint Development Agreement dated March 23, 2004, as amended on July 7, 2008 (the “JDA”), between Nanophase and Altana Chemie AG, where Altana Chemie AG was a predecessor of Altana, except for certain surviving provisions of the JDA, including each party’s respective rights in its patents, patent applications and other intellectual property, each party’s confidentiality obligations, and the protocol for resolving any subsequent disputes concerning the JDA. Under the Settlement Agreement, Nanophase and Altana both agreed to end their exclusive relationship with one another approximately nineteen months prior to the scheduled termination of the JDA and each agreed to release and discharge the other party from all claims, demands, obligations, losses, causes of action, costs, expenses, attorneys’ fees and liabilities of any nature which relate to or arise from the JDA. Additionally, we agreed to pay Altana $350,000 in cash on August 20, 2010, and provided Altana a percentage discount on future purchases under the Supply Agreement (as defined below), up to $350,000 as additional consideration for terminating the JDA. As a result of this agreement, we incurred a total of $700,000 of combined cash and non-cash charges. For the periods ending December 31, 2011 and 2010, the accrued discount liability on future purchases was $116,103 and $296,235, respectively, and is recorded as a current liability on our balance sheets.

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

(16) Subsequent Events

On March 20, 2012 we voluntarily delisted from the Nasdaq Capital Market and began trading on the OTCQB marketplace. Our stock symbol, NANX, did not change.

On March 26, 2012 we terminated our unused credit line, as described in Note 6.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2012.

NANOPHASE TECHNOLOGIES CORPORATION

By:	/s/ Jess A. Jankowski
Jess Jankowski
President and Chief Executive Officer

By:	/s/ Frank J. Cesario
Frank Cesario
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March, 2012.

Signature	Title

/s/ Jess A. Jankowski	President, Chief Executive Officer
Jess A. Jankowski	(principal executive officer) and Director

/s/ Frank J. Cesario	Chief Financial Officer (principal financial and
Frank J. Cesario	chief accounting officer)

/s/ James A. Henderson	Chairman of the Board of Directors
James A. Henderson

/s/ George A. Vincent, III	Vice Chairman of the Board and Directors
George A. Vincent, III

/s/ James A. McClung	Director
James A. McClung

/s/ Jerry K. Pearlman	Director
Jerry K. Pearlman

/s/ Richard W. Siegel	Director
Richard W. Siegel

/s/ W. Ed Tyler	Director
W. Ed Tyler

/s/ R. Janet Whitmore	Director
R. Janet Whitmore

EXHIBIT INDEX

Exhibit Number

2	Plan and Agreement of Merger dated as of November 25, 1997 by and between the Company and its Illinois predecessor, incorporated by reference to Exhibit 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 10-K”), SEC File No. 000-22333.

3(i).1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the 1997 10-K, SEC File No. 000-22333.

3(i).2	First Amendment to the Certificate of Incorporation of Nanophase Technologies Corporation dated July 27, 2006, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed July 27, 2006, SEC File No. 000-22333.

3(ii).1	Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the 1997 10-K, SEC File No. 000-22333.

4.1	Specimen stock certificate representing common stock, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-36937) (the “IPO S-1”).

4.2	Form of Warrants, incorporated by reference to Exhibit 4.2 to the IPO S-1.

4.3	Certificate of Designation of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, SEC File No. 000-22333.

4.4	Amended and Restated Rights Agreement, dated as of January 30, 2009, by and between the Company and Mellon Investor Services LLC, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed February 5, 2009.

4.5	Stock Purchase Agreement dated March 23, 2004 between the Company and Altana Chemie AG, incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”), SEC File No. 000-22333.

4.6	Registration Rights Agreement dated March 23, 2004 between the Company and Altana Chemie AG, incorporated by reference to Exhibit 4.11 to the 2003 10-K, SEC File No. 000-22333.

4.7	Stock Purchase Agreement dated August 25, 2006 between the Company and Rohm and Haas Electronic Materials CMP Holdings, Inc., incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 28, 2006, SEC File No. 000-22333.

4.8	Registration Rights Agreement dated August 25, 2006 between the Company and Rohm and Haas Electronic Materials CMP Holdings, Inc., incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed August 28, 2006, SEC File No. 000-22333.

10.1	Building Lease dated September 15, 2004 between the Company and the Village of Burr Ridge, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”), SEC File No. 000-22333.

10.2	Lease Agreement between Centerpoint Properties Trust and the Company, dated June 15, 2000, incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”), SEC File No. 000-22333.

10.3	Lease Amendment effective October 1, 2005 between the Company and Centerpoint Properties Trust, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 20, 2005, SEC File No. 000-22333.

10.4	Distribution Agreement between the Company and C.I. Kasei, Ltd. (a subsidiary of Itochu Corporation) dated as of October 30, 1996, incorporated by reference to Exhibit 10.15 to the IPO S-1.

10.5	License Agreement between the Company and C.I. Kasei Co., Ltd. (a subsidiary of Itochu Corporation) dated as of December 30, 1997, incorporated by reference to Exhibit 10.17 to the 1997 10-K, SEC File No. 000-22333.

10.6	Amendment No. 1 to License Agreement dated July 16, 2004 between the Company and C.I. Kasei Co., Ltd., incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, SEC File No. 000-22333.

10.7	Mutual Cooperation Agreement entered into on January 17, 2012, by and among the Company, C.I. Kasei Co., Ltd. and CIK NanoTek Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 20, 2012.

10.8	Supply Agreement between the Company and Schering-Plough HealthCare Products, Inc. dated as of March 15, 1997, incorporated by reference to Exhibit 10.17 to the IPO S-1.

10.9*	Zinc Oxide Supply Agreement dated as of September 16, 1999 between the Company and BASF Corporation, as assignee, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, SEC File No. 000-22333.

10.10*	Amendment No. 1 to Zinc Oxide Supply Agreement dated as of January, 2001 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.24 to the 2000 10-K, SEC File No. 000-22333.

10.11	Amendment No. 2. to Zinc Oxide Supply Agreement dated as of March 17, 2003 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”), SEC File No. 000-22333.

10.12	Promissory Note dated as of September 14, 2000 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.25 to the 2000 10-K, SEC File No. 000-22333.

10.13	First Amendment to Promissory Note dated as of March 11, 2003 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.25 to the 2002 10-K, SEC File No. 000-22333.

10.14*	Second Amendment to Promissory Note dated as of May 1, 2005 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, SEC File No. 000-22333.

10.15	Z-COTE HP-2 Brand Supply Agreement dated May 15, 2006 between the Company and BASF Corporation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 20, 2006, SEC File No. 000-22333.

10.16*	Cooperation Agreement dated June 24, 2002 between the Company and Rodel, Inc., incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, SEC File No. 000-22333.

10.17*	Amendment No. 1 to Cooperation Agreement dated February 25, 2004 between the Company and Rohm and Haas Electronic Materials CMP Inc. (formerly known as Rodel, Inc.), incorporated by reference to Exhibit 10.28 to the 2003 10-K, SEC File No. 000-22333.

10.18*	Letter Agreement Amending Cooperation Agreement dated October 15, 2004 between the Company and Rohm and Haas Electronic Materials CMP Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2004, SEC File No. 000-22333.

10.19*	Amended and Restated Cooperation Agreement dated August 25, 2006 between the Company and Rohm and Haas Electronic Materials CMP Inc., incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed August 28, 2006, SEC File No. 000-22333.

10.20	Supply Agreement effective as of March 23, 2009, between the Company and Rohm and Haas Electronic Materials CMP Inc, incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.21*	Distributor Agreement dated October 24, 2005 between Johnson Matthey Catalog Company, Inc., d/b/a ALFA AESAR and the Company, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 1, 2005, SEC File No. 000-22333.

10.22*	Supply Agreement dated March 3, 2006 between Roche Diagnostics GmbH and the Company, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 9, 2006, SEC File No. 000-22333.

10.23	Joint Development Agreement dated March 23, 2004 between the Company and Altana Chemie AG., incorporated by reference to Exhibit 10.29 to the 2003 10-K, SEC File No. 000-22333.

10.24*	Agreement dated July 7, 2008 between the Company and Altana Chemie GmbH, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 18, 2008.

10.25*	Settlement and Termination Agreement, dated August 20, 2010, between the Company and Altana Chemie GmbH, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2010.

10.26*	Supply Agreement, dated August 20, 2010, between the Company and Altana Chemie GmbH, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 25, 2010.

10.27	Placement Agency Agreement dated as of June 29, 2007 between the Company and Global Crown Capital, L.L.C., incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 2, 2007.

10.28	Consulting and Stock Purchase Agreement between Richard W. Siegel and the Company dated as of May 9, 1990, as amended February 13, 1991, November 21, 1991 and January 1, 1992, incorporated by reference to Exhibit 10.11 to the IPO S-1. +

10.29	Employment Agreement effective as of September 25, 2008, between the Company and Nancy Baldwin, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 2, 2008. +

10.30	Employment Agreement effective as of September 25, 2008, between the Company and Patrick Murray, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed October 2, 2008. +

10.31	Employment Agreement effective as of September 25, 2008, between the Company and David W. Nelson, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed October 2, 2008. +

10.32	Employment Agreement dated June 24, 2009 between the Company and Frank Cesario, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 26, 2009. +

10.33	Employment Agreement effective August 12, 2009 between the Company and Jess Jankowski, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. +

10.34	Employment Agreement dated December 14, 2009 between the Company and Glenn Judd, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 18, 2009. +

10.35	Form of Indemnification Agreement between the Company and each of its directors and executive officers, incorporated by reference to Exhibit 10.2 to the IPO S-1. +

10.36	Nanophase Technologies Corporation Amended and Restated 1992 Stock Option Plan, as amended (the "Stock Option Plan"), incorporated by reference to Exhibit 10.1 to the IPO S-1. +

10.37	Form of Stock Option Agreement under the Stock Option Plan, incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-53445). +

10.38	Nanophase Technologies Corporation 2001 Equity Compensation Plan, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-74170). +

10.39	Nanophase Technologies Corporation 2004 Equity Compensation Plan (“2004 Equity Plan”), incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119466). +

10.40	Amendment to 2004 Plan, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 27, 2006, SEC File No. 000-22333. +

10.41	Form of Stock Option Agreement under the 2004 Equity Plan, incorporated by reference to Exhibit 4.13 to the 2004 10-K, SEC File No. 000-22333. +

10.42	Form of Restricted Share Grant Agreement under the 2004 Equity Plan, incorporated by reference to Exhibit 4.14 to the 2004 10-K, SEC File No. 000-22333. +

10.43	Form of Performance Share Grant Agreement under the 2004 Equity Plan, incorporated by reference to Exhibit 4.15 to the 2004 10-K, SEC File No. 000-22333. +

10.44	Nanophase Technologies Corporation 2005 Non-Employee Director Restricted Stock Plan, incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Form DEF14A filed May 17, 2005, SEC File No. 000-22333. +

10.45	First Amendment to the Nanophase Technologies Corporation 2005 Non-Employee Director Restricted Stock Plan, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 9, 2006, SEC File No. 000-22333. +

10.46	Nanophase Technologies Corporation Non-Employee Director Deferred Compensation Plan, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 9, 2006, SEC File No. 000-22333. +

10.47	2006 Stock Appreciation Rights Plan (the "2006 Plan"), incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 3, 2006, SEC File No. 000-22333. +

10.48	Amended and Restated 2006 Stock Appreciation Rights Plan, adopted April 8, 2009, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed April 9, 2009. +

10.49	Form of Grant Agreement under the 2006 Plan, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed October 3, 2006, SEC File No. 000-22333. +

10.50	2008 Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 25, 2008. +

10.51	Nanophase Technologies Corporation 2010 Equity Compensation Plan, incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement on Form DEF14A filed July 9, 2010. +

23.1	Consent of McGladrey & Pullen, LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Cash Flows, (4) the Statements of Stockholders' Equity, and (5) the Notes to the Financial Statements, tagged as blocks of text.

*	Confidentiality previously granted for portions of this agreement.
+	Indicates management contracts or compensatory plans or arrangements.