Form 10-Q
period 2012-03-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2012-05-15
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2012

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

As of May 9, 2012, there were 21,208,162 shares outstanding of Common Stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED MARCH 31, 2012

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	March 31,
	2012	December 31,
	(Unaudited)	2011
ASSETS
Current assets:
Cash and cash equivalents	$2,315,306	$2,693,623
Investments	30,000	30,000
Trade accounts receivable, less allowance for doubtful accounts of $6,000 on March 31, 2012 and December 31, 2011	1,177,629	878,600
Other receivables	331,010	13,712
Inventories, net	1,271,005	1,338,210
Prepaid expenses and other current assets	344,069	391,466

Total current assets	5,469,019	5,345,611

Equipment and leasehold improvements, net	3,498,098	3,713,082
Other assets, net	31,697	32,318

	$8,998,814	$9,091,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$5,438	$—
Deferred other revenue	279,000	—
Accounts payable	683,473	319,706
Accrued expenses	349,823	383,425
Accrued discount liability	85,815	116,103

Total current liabilities	1,403,549	819,234

Long-term portion of capital lease obligations	26,063	—
Long-term deferred rent	635,110	647,404
Asset retirement obligations	149,828	148,515

Total long-term liabilities	811,001	795,919

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 21,208,162 shares issued and outstanding on March 31, 2012 and December 31, 2011	212,082	212,082
Additional paid-in capital	93,153,507	93,070,979
Accumulated deficit	(86,581,325)	(85,807,203)

Total stockholders’ equity	6,784,264	7,475,858

	$8,998,814	$9,091,011

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31,
	2012	2011
Revenue:
Product revenue	$2,330,293	$2,706,433
Other revenue	79,045	79,253

Total revenue	2,409,338	2,785,686

Operating expense:
Cost of revenue	1,845,651	1,861,659

Gross profit	563,687	924,027
Research and development expense	399,614	401,025
Selling, general and administrative expense	944,315	1,077,696

Loss from operations	(780,242)	(554,694)
Interest income	—	1,893
Interest expense	(1,105)	(899)
Other, net	7,225	(42)

Loss before provision for income taxes	(774,122)	(553,742)
Provision for income taxes	—	—

Net loss	$(774,122)	$(553,742)

Net loss per share-basic and diluted	$(0.04)	$(0.03)

Weighted average number of basic and diluted common shares outstanding	21,208,162	21,204,162

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2012	2011
Operating activities:
Net loss	$(774,122)	$(553,742)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	253,712	281,924
Stock compensation expense	82,407	109,108
Changes in assets and liabilities related to operations:
Trade accounts receivable	(299,029)	(942,968)
Other accounts receivable	(317,298)	—
Inventories	67,205	83,192
Prepaid expenses and other assets	47,397	(260,644)
Accounts payable	378,708	(174,705)
Accrued expenses	(76,063)	(142,882)
Deferred other revenue	279,000	—

Net cash used in operating activities	(358,083)	(1,600,717)

Investing activities:
Acquisition of equipment and leasehold improvements, net	(4,434)	(65,934)
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	(14,941)	(52,444)

Net cash used in investing activities	(19,375)	(118,378)

Financing activities:
Principal payment on capital lease	(859)	(748)

Net cash used in financing activities	(859)	(748)

Decrease in cash and cash equivalents	(378,317)	(1,719,843)
Cash and cash equivalents at beginning of period	2,693,623	5,744,322

Cash and cash equivalents at end of period	$2,315,306	$4,024,479

Supplemental cash flow information:
Interest paid	$1,105	$899

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$—	$6,500

Capital lease obligations incurred in the purchase of equipment	$32,360	$—

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (“Nanophase” or the “Company”, including “we”, “our” or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

(2) Description of Business

Nanophase is a nanomaterials and applications developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterial for use in a variety of diverse existing and developing markets: personal care including sunscreens, architectural coatings, architectural window cleaning and restoration, industrial coating ingredients, abrasion-resistant additives, plastics additives, medical diagnostics and a variety of polishing applications, including semiconductors and optics. We target markets in which we believe practical solutions may be found using nanoengineered products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Recently developed technologies have made certain new products possible and opened potential new markets. Although the Company’s primary strategic focus has been the North American market, it currently sells material to customers overseas and has been working to expand its reach within foreign markets.

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

(3) Financial Instruments

We follow the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.

The Company’s financial instruments include cash, accounts receivable, accounts payable and accrued expenses. The fair values of all financial instruments were not materially different from their carrying values.

There were no financial assets or liabilities adjusted to fair value on March 31, 2012 and December 31, 2011.

(4) Investments

Investments on March 31, 2012 and December 31, 2011 were comprised of certificates of deposit in the amount of $30,000, pledged as collateral for the Company’s rent and restricted as to withdrawal or usage.

(5) Inventories

Inventories consist of the following:

	March 31, 2012	December 31, 2011
Raw materials	$440,785	$490,729
Finished goods	890,386	907,647

	1,331,171	1,398,376
Allowance for excess inventory quantities	(60,166)	(60,166)

	$1,271,005	$1,338,210

(6) Line of Credit

On September 13, 2010, the Company obtained a line of credit with a bank in the amount of $1 million, secured by certain Company assets. The line of credit had never been utilized since inception, and we terminated it on March 26, 2012.

(7) Share-Based Compensation

The Company follows FASB ASC Topic 718, Share-Based Payments, in which compensation expense is recognized only for share-based payments expected to vest. The Company recognized compensation expense related to stock options of $82,528 and $90,425 for the three month periods ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, there was approximately $423,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 1.7 years.

Stock Options and Stock Grants

During the three months ended March 31, 2012 and 2011, no shares of common stock were issued pursuant to option exercises. For the three months ended March 31, 2012, no stock options exercisable into shares of common stock were granted compared to 89,000 for the same period in 2011. For the three months ended March 31, 2012, stock options exercisable into 121,232 shares of common stock were forfeited compared to 62,400 shares for the same period in 2011.

Stock Appreciation Rights

During 2010 and 2009, the Company granted its outside directors stock appreciation rights (SAR’s) totaling 106,750 shares, under the Company’s Amended and Restated 2006 Stock Appreciation Rights Plan. These awards are accounted for as liability awards, included in accrued expenses as of March 31, 2012 and 2011, and adjusted to fair value each reporting period. The fair value of the liability for the 87,500 shares that were outstanding on March 31, 2012 was $10,752, compared to $10,873 on December 31, 2011.

As of March 31, 2012, the Company did not have any unvested restricted stock or performance shares outstanding.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for stock options granted during three month periods ended:

	March 31, 2012	March 31, 2011
Weighted-average risk-free interest rates:	—	2.54%
Dividend yield:	—	—
Weighted-average expected life of the option:	—	7 Years
Weighted-average expected stock price volatility:	—	75.23%
Weighted-average fair value of the options granted:	—	$.95

(8) Significant Customers and Contingencies

Sales to three customers constituted approximately 70%, 10% and 5%, respectively, of the Company’s total revenue for the three months ended March 31, 2012. Amounts included in accounts receivable on March 31, 2012 relating to these three customers were approximately $629,000, $0 and $47,000, respectively. Revenue from these three customers constituted approximately 57%, 26% and 6%, respectively, of the Company's total revenue for the three months ended March 31, 2011. Amounts included in accounts receivable on March 31, 2011 relating to these three customers were approximately $777,000, $353,000 and $84,000, respectively. The loss of a significant customer could have a material adverse effect on our operating results or financial position.

We currently have supply agreements with BASF Corporation (“BASF”), our largest customer, that have contingencies outlined which could potentially result in the license of technology and/or the sale of production equipment, from the Company to the customer, providing capacity sufficient to meet the customer’s production needs, if triggered by our failure to meet certain performance requirements, certain other obligations and/or certain financial condition covenants. The financial condition covenants in one of our supply agreements with BASF “trigger” a technology transfer right (license and, optionally, an equipment sale) in the event (a) that earnings of our twelve month period ending with our most recently published quarterly financial statements are less than zero and our cash, cash equivalents and certain investments are less than $2,000,000, or (b) of an acceleration of any debt maturity having a principal amount of more than $10,000,000. Our supply agreements with BASF also “trigger” a technology transfer right in the event of our insolvency, as further defined within the agreements. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at the greater of 30% of the original book value of such equipment, and any associated upgrades to it, or 115% of the equipment’s net book value.

We believe that we have sufficient cash (See Liquidity and Capital Resources in Management’s Discussion and Analysis for a further discussion) to operate our business during 2012. We also expect a favorable fluctuation in working capital, particularly as the price of one of our raw materials, cerium oxide, has declined heading into 2012 from historic highs experienced during 2011. If a triggering event were to occur and BASF elected to proceed with the license and related equipment sale mentioned above, the Company would receive royalty payments from this customer for products sold using the Company’s technology; however, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by our agreement with the customer. Similar consequences would occur if we were determined to have materially breached certain other provisions of the supply agreement with BASF. Any such event would also likely result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success and could be difficult to replace them quickly. Given the occurrence of any such event, we might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on us. Any shortfall in capital needed to operate the business as management intends, including with respect to avoiding this triggering event as described above, may result in a curtailment of certain activities or anticipated investments.

(9) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $94,000 and $77,000 for the three months ended March 31, 2012 and 2011, respectively. As part of its revenue from international sources, the Company recognized approximately $19,000 in product revenue from international companies and $75,000 in other revenue from a technology license fee from its Japanese licensee for the three months ended March 31, 2012. Revenue from these same international sources approximated $1,300 and $75,000 for the same period in 2011. The Company entered into multiple agreements with this Japanese licensee during 2012. During January 2012, the Company and the Japanese licensee entered into a mutual cooperation agreement, which confirmed their intent to allow their existing agreements to terminate, in accordance with their terms, as of March 31, 2013. The parties also agreed that, as of April 1, 2013, the territorial restrictions and royalty payments set forth in the existing agreements would no longer be in effect. On March 31, 2012, the Company assigned the Japanese trademark for “NanoTek” to the Japanese licensee in exchange for $5,000. In addition, the Japanese licensee agreed to pay the Company $279,000 by the end of April 2012 as prepayment for the final minimum royalty of $300,000, due under the existing terms in April 2013, which represents a 7% discount for early payment. The Company has recorded the royalty advance as deferred revenue on March 31, 2012, and will recognize it ratably over the contract term.

The Company’s operations comprise a single business segment and all of the Company’s long-lived assets are located within the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nanophase is a nanomaterials and applications developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterials for use in a variety of diverse markets: personal care including sunscreens, architectural coatings, industrial coating ingredients, architectural window cleaning and restoration, abrasion-resistant additives, plastics additives, medical diagnostics and a variety of polishing applications, including semiconductors and optics. We target markets in which we feel practical solutions may be found using nanoengineered products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Recently developed technologies have made certain new products possible and opened potential new markets. We expect growth in end-user (manufacturing customers, including customers of Nanophase’s customers) adoption in 2012 and beyond and revenue growth relative to these new markets to follow thereafter. We further expect that we will attract additional customers to help us achieve growth in certain markets in 2012 and beyond. Our initiatives in targeted market areas are progressing at differing rates of speed, but we have been broadly moving through testing and development cycles, and in a number of cases believe we are approaching first revenue or next stage revenue with particular customers in the industries referenced above. During 2011, for example, we launched our line of abrasion-resistant additives and have been engaged in a large volume of related activity. Abrasion-resistant and polishing applications tend to have shorter testing cycles than other applications such as exterior coatings. We further believe that successful introduction of our materials with manufacturers will more likely lead to follow-on orders for other materials in their applications. Although our primary strategic focus has been the North American market, we currently sell material to customers overseas and have been working to expand our reach within foreign markets.

Results of Operations

Total revenue decreased to $2,409,338 for the three months ended March 31, 2012, compared to $2,785,686 for the same period in 2011. A substantial majority of our revenue for the three months ended March 31, 2012 was from our largest customers, in particular sales to our largest customer in personal care and sunscreen applications. Revenue from our top three customers was approximately 70%, 10% and 5%, respectively, during the three months ended March 31, 2012, compared to 57%, 26% and 6%, respectively, during the same period in 2011. Product revenue decreased to $2,330,293 for the three months ended March 31, 2012, compared to $2,706,433 for the same period in 2011. The decrease in product revenue was primarily attributed to a decrease in revenue associated with polishing applications.

Other revenue was effectively unchanged, as it was $79,045 for the three months ended March 31, 2012, compared to $79,253 for the same period in 2011.

We use certain elements classified as “Rare Earth” elements in some of our processes, specifically cerium oxide in polishing applications. On a worldwide basis, the vast majority of these elements are currently supplied from China. Due to export limitations imposed by China during the summer of 2010, the supply of all Rare Earth elements was drastically reduced during the second half of 2010 and through 2011, as compared to prior periods. This has created significant issues with availability of acceptable materials and, if available, resulted in a substantial increase in cost. Beginning late 2011 and continuing into 2012, alternative supplies have come online and the cost has reduced sharply from the peak, but the materials still cost several times what they did two years ago. We have inventory in-house and purchase orders for 2012 fulfillment related to this line of business, but the long-term success of this area will be directly impacted by the supply and cost of Rare Earth elements, specifically cerium oxide.

Cost of revenue generally includes costs associated with commercial production. Cost of revenue was effectively unchanged, as it decreased to $1,845,651 for the three months ended March 31, 2012, compared to $1,861,659 for the same period in 2011. The decrease in cost of revenue was generally attributed to decreased revenue volume, net of inefficiencies related to this decrease in product flow. We expect to continue new nanomaterial development, primarily using our NanoArc® synthesis and dispersion technologies, for targeted applications and new markets through 2012 and beyond. At current revenue levels we have generated a positive gross margin. Our margins have been impeded by not having enough revenue to absorb the manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support significantly higher levels of production. The extent to which our margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to continue to cut costs and pass commodity market-driven raw materials increases onto customers. As product revenue volume increases, this should result in more of our fixed manufacturing costs being absorbed, leading to increased margins. We expect to continue to focus on reducing controllable variable product manufacturing costs through 2012 and beyond, with potential offsetting increases in the commodity metals markets, but may or may not continue to realize absolute dollar gross margin growth through 2012 and beyond, dependent upon the factors discussed above.

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

Research and development expense was effectively unchanged, as it was $399,614 for the three months ended March 31, 2012, compared to $401,025 for the same period in 2011. We do not expect research and development expense to increase significantly in 2012.

Selling, general and administrative expense decreased to $944,315 for the three month period ended March 31, 2012, compared to $1,077,696 for the same period in 2011. The net decreases were primarily attributed to lower costs for salaries, travel, stock compensation expense non-cash charges related to outstanding equity compensation, as well as reduced exhibition and trade show costs, as product launch at the European Coatings Show in 2011 was not repeated in 2012.

Interest income decreased to $0 for the three month period ended March 31, 2012, compared to $1,893 for the same period in 2011. The decrease was due to us no longer receiving investment yields in excess of bank related fees.

Inflation

We believe inflation has not had a material effect on our operations or financial position. However, supplier price increases and wage and benefit inflation, both of which represent a significant component of our costs of operations, may have a material effect on our operations and financial position in 2012 and beyond if we are unable to pass through any applicable increases under our present contracts or through to our markets in general.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments amounted to $2,345,306 on March 31, 2012, compared to $2,723,623 on December 31, 2011 and $4,054,479 on March 31, 2011. The net cash used in our operating activities was $358,083 for the three months ended March 31, 2012, compared to $1,600,717 for the same period in 2011. Approximately $1.4 million was used during the three months ended March 31, 2011 for required working capital investments, largely the result of the increase in the cost of cerium oxide and the impact that has had throughout our manufacturing and sales processes. Net cash used in investing activities amounted to $19,375 for the three months ended March 31, 2012, compared to $118,378 for the same period in 2011. Capital expenditures, including those under capital lease, amounted to $36,794 and $65,934 for the three months ended March 31, 2012 and 2011, respectively. Net cash related to financing activities was not meaningful in either the three month period ended March 31, 2012 or March 31, 2011. In April 2012, we received $279,000 in the form of a one-time prepaid royalty from our Japanese licensee, consistent with an agreement executed March 31, 2012 and further discussed in Note 9.

On September 13, 2010, we obtained a line of credit with a bank in the amount of $1 million which is secured by certain Company assets. The line has never been utilized since inception and we terminated it on March 26, 2012.

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under these agreements require that we maintain a minimum of $2 million in cash, cash equivalents and certain investments, and that we not have the acceleration of any debt maturity having a principal amount of more than $10 million, in order to avoid triggering a potential customer right to transfer certain technology and equipment to that customer at a contractually defined price. We had approximately $2.3 million in cash, cash equivalents and short-term investments on March 31, 2012, with no debt. This supply agreement and its covenants are more fully described in Note 8 to the Company’s Financial Statements.

We believe that cash from operations and cash and cash equivalents, as well as expected benefits from working capital fluctuation, will be adequate to fund our operating plans through 2012 and into 2013. Our actual future capital requirements in 2012 and beyond will depend, however, on many factors, including customer acceptance of our current and potential nanomaterials and product applications, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell our materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. If certain projects are successful, we expect that capital spending relating to currently known capital needs for the remainder of 2012 will be between $200,000 to $500,000. If those projects are delayed or ultimately prove unsuccessful, we would expect our capital requirements to be lower.

Should events arise that make it appropriate for us to seek additional financing, such additional financing may not be available on acceptable terms or even at all, and any such additional financing could be dilutive to our shareholders. Such a financing could be necessitated by such things as the loss of existing customers; currently unknown capital requirements in light of the factors described above; new regulatory requirements that are outside our control; the need to meet previously discussed cash requirements to avoid a triggering event under our BASF agreement; or various other circumstances coming to pass that we currently do not anticipate. The failure to have access to sufficient capital to fund our business plans may result in a curtailment or other change in those plans.

On September 16, 2011, we received notice from the Nasdaq stock market that the closing price of our common stock had fallen below $1.00 for thirty consecutive days and therefore we were not in compliance with Nasdaq Listing Rule 5550(a)(2). The Nasdaq granted us a 180 day grace period, through March 14, 2012, to regain compliance. Regaining compliance would have required a closing bid price at or above $1.00 for ten consecutive trading days. During March 2012, we decided it was in the best interest of our shareholders to voluntarily delist from the Nasdaq Capital Market and begin trading on the OTCQB marketplace. Trading on the OTCQB marketplace, under the same symbol (NANX), began on March 20, 2012. Any failure to maintain an appropriate electronic trading venue may negatively impact our ability to access the financial markets.

On March 31, 2012, we had a net operating loss carryforward of approximately $78.8 million for income tax purposes. Because we may have experienced "ownership changes" within the meaning of the U.S. Internal Revenue Code in connection with our various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. A layer of our carryforward expired in 2011 and another will expire in 2012. If not utilized, the remaining carryforward will expire at various dates between January 1, 2013 and December 31, 2032. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. During 2011, the state of Illinois suspended the utilization of NOL carryforwards for four years, extending their duration by an equivalent number of years.

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

Safe Harbor Provision

We want to provide investors with more meaningful and useful information. As a result, this Quarterly Report on Form 10-Q (the “Form 10-Q”) contains and incorporates by reference certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements reflect our current expectations of the future results of our operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in future reporting periods to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: our ability to become profitable despite the losses we have incurred since our incorporation; our dependence on our principal customers and the terms of our supply agreement with BASF which could trigger a requirement to transfer technology and/or sell equipment to that customer; our potential inability to obtain working capital when needed on acceptable terms or at all; our ability to obtain materials at costs we can pass through to our customers, including Rare Earth elements, specifically cerium oxide; uncertain demand for, and acceptance of, our nanocrystalline materials; our limited manufacturing capacity and product mix flexibility in light of customer demand; our limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; our dependence on patents and protection of proprietary information; the resolution of litigation in which we may become involved; our ability to maintain an appropriate electronic trading venue; and the impact of any potential new governmental regulations that could be difficult to respond to or costly to comply with. In addition, our forward-looking statements could be affected by general industry and market conditions and growth rates. Readers of this Quarterly Report on Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101	The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Cash Flows, and (4) the Notes to Unaudited Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: May 15, 2012	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer

Date: May 15, 2012	By:	/s/ FRANK J. CESARIO
Frank J. Cesario
Chief Financial Officer