Form 10-Q
period 2012-06-30
NANOPHASE TECHNOLOGIES CORPORATION
filed 2012-08-09
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2012

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

As of August 8, 2012, there were 28,458,162 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED JUNE 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,665,648	$2,693,623
Investments	30,000	30,000
Trade accounts receivable, less allowance for doubtful accounts of $6,000 on June 30, 2012 and December 31, 2011	1,206,255	878,600
Other receivables	9,122	13,712
Inventories, net	1,039,094	1,338,210
Prepaid expenses and other current assets	426,449	391,466

Total current assets	5,376,568	5,345,611

Equipment and leasehold improvements, net	3,382,135	3,713,082
Other assets, net	31,078	32,318

	$8,789,781	$9,091,011

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$33,405	$—
Deferred other revenue	135,999	—
Accounts payable	726,074	319,706
Accrued expenses	465,479	383,425
Accrued discount liability	74,199	116,103

Total current liabilities	1,435,156	819,234

Long-term portion of capital lease obligations	80,303	—
Long-term deferred rent	636,945	647,404
Asset retirement obligations	151,174	148,515

Total long-term liabilities	868,422	795,919

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 21,208,162 shares issued and outstanding on June 30, 2012 and December 31, 2011	212,082	212,082
Additional paid-in capital	93,233,880	93,070,979
Accumulated deficit	(86,959,759)	(85,807,203)

Total stockholders’ equity	6,486,203	7,475,858

	$8,789,781	$9,091,011

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenue:
Product revenue, net	$2,702,682	$2,835,357	$5,032,975	$5,541,790
Other revenue	80,111	87,851	159,156	167,104

Net revenue	2,782,793	2,923,208	5,192,131	5,708,894

Operating expense:
Cost of revenue	1,932,368	1,943,429	3,778,019	3,805,088

Gross profit	850,425	979,779	1,414,112	1,903,806

Research and development expense	414,051	459,996	813,665	861,021
Selling, general and administrative expense	812,850	1,049,892	1,757,165	2,127,589

Loss from operations	(376,476)	(530,109)	(1,156,718)	(1,084,804)
Interest income	—	1,444	—	3,338
Interest expense	(1,932)	(900)	(3,037)	(1,798)
Other, net	(26)	—	7,199	(43)

Loss before provision for income taxes	(378,434)	(529,565)	(1,152,556)	(1,083,307)
Provisions for income taxes	—	—	—	—

Net loss	$(378,434)	$(529,565)	$(1,152,556)	$(1,083,307)

Net loss per share – basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.05)

Weighted average number of basic and diluted common shares outstanding	21,208,162	21,204,162	21,208,162	21,204,162

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2012	2011
Operating activities:
Net loss	$(1,152,556)	$(1,083,307)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	505,803	563,764
Stock compensation expense	159,998	201,130
Changes in assets and liabilities related to operations:
Trade accounts receivable	(327,655)	(774,091)
Other accounts receivable	4,590	(63,342)
Inventories	299,116	(92,315)
Prepaid expenses and other assets	(34,983)	(154,425)
Accounts payable	415,663	(240,242)
Accrued expenses	32,591	(530,654)
Deferred other revenue	135,999	—

Net cash provided by (used in) operating activities	38,566	(2,173,482)

Investing activities:
Acquisition of equipment and leasehold improvements	(44,950)	(52,141)
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	(14,941)	(52,444)

Net cash used in investing activities	(59,891)	(104,585)

Financing activities:
Principal payment on capital leases	(6,650)	(748)

Net cash used in financing activities	(6,650)	(748)

Decrease in cash and cash equivalents	(27,975)	(2,278,815)
Cash and cash equivalents at beginning of period	2,693,623	5,744,322

Cash and cash equivalents at end of period	$2,665,648	$3,465,507

Supplemental cash flow information:
Interest paid	$3,037	$1,798

Supplemental non-cash investing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$5,646	$19,144

Capital lease obligations incurred in the purchase of equipment	$120,359	$—

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (“Nanophase” or the “Company”, including “we” or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The Company was incorporated in Illinois during November 1989, and became a Delaware corporation in November 1997. The Company’s common stock trades on the OTCQB marketplace under the symbol NANX.

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

There were no financial assets or liabilities adjusted to fair value on June 30, 2012 and December 31, 2011.

(4) Investments

Investments on June 30, 2012 and December 31, 2011 were comprised of certificates of deposit in the amount of $30,000, pledged as collateral for the Company’s rent and restricted as to withdrawal or usage.

(5) Inventories

Inventories consist of the following:

	June 30, 2012	December 31, 2011

Raw materials	$259,650	$490,729
Finished goods	839,610	907,647

	1,099,260	1,398,376
Allowance for excess inventory quantities	(60,166)	(60,166)

	$1,039,094	$1,338,210

(6) Share-Based Compensation

The Company follows FASB ASC Topic 718, Share-Based Payments, in which compensation expense is recognized only for share-based payments expected to vest. The Company recognized compensation expense related to stock options of $80,373 and $162,901 for the three and six month periods ended June 30, 2012, respectively, compared to $112,638 and $203,063 for the same periods of 2011.

As of June 30, 2012, there was approximately $341,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 1.6 years.

Stock Options and Stock Grants

During the six months ended June 30, 2012 and 2011, no shares of common stock were issued pursuant to option exercises. For the six months ended June 30, 2012, no stock options exercisable into shares of common stock were granted compared to 524,500 for the same period in 2011. For the six months ended June 30, 2012, stock options exercisable into 123,233 shares of common stock were forfeited compared to 82,567 shares for the same period in 2011.

Stock Appreciation Rights

During 2010 and 2009, the Company granted its outside directors stock appreciation rights (SAR’s) totaling 106,750 shares, under the Company’s Amended and Restated 2006 Stock Appreciation Rights Plan. These awards are accounted for as liability awards, included in accrued expenses as of June 30, 2012 and 2011, and adjusted to fair value each reporting period. The fair value of the liability for the 87,500 shares that were outstanding on June 30, 2012 was $7,970, compared to $10,873 on December 31, 2011.

As of June 30, 2012, the Company does not have any unvested restricted stock or performance shares outstanding.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for stock options granted during the periods presented:

For the three months ended	June 30, 2012	June 30, 2011
Weighted-average risk-free interest rates:	—	2.66%
Dividend yield:	—	—
Weighted-average expected life of the option:	—	7 Years
Weighted-average expected stock price volatility:	—	74.00%
Weighted-average fair value of the options granted:	—	$0.88

For the six months ended	June 30, 2012	June 30, 2011
Weighted-average risk-free interest rates:	—	2.51%
Dividend yield:	—	—
Weighted-average expected life of the option:	—	7 Years
Weighted-average expected stock price volatility:	—	74.21%
Weighted-average fair value of the options granted:	—	$0.89

(7) Significant Customers and Contingencies

Sales to three customers constituted approximately 70%, 8% and 5%, respectively, of our total revenue for the three months ended June 30, 2012, as compared to 70%, 9% and 5%, respectively, of our total revenue for the six months ended June 30, 2012. Amounts included in accounts receivable on June 30, 2012 relating to these three customers were approximately $945,000, $0 and $150,000, respectively. Revenue from these three customers constituted approximately 54%, 18% and 5%, respectively, of the Company’s total revenue for the three months ended June 30, 2011 as compared to 55%, 22% and 4%, respectively, of our total revenue for the six months ended June 30, 2011. Amounts included in accounts receivable on June 30, 2011 relating to these three customers were approximately $880,000, $180,000 and $140,000, respectively.

We currently have supply agreements with BASF Corporation (“BASF”), our largest customer, that have contingencies outlined which could potentially result in the license of technology and/or sale of production equipment, from the Company to the customer, providing capacity sufficient to meet the customer’s production needs, if triggered by our failure to meet certain performance requirements, certain other obligations and/or certain financial condition covenants. The financial condition covenants in one of our supply agreements with BASF “trigger” a technology transfer right (license and, optionally, an equipment sale) in the event (a) that earnings for our twelve month period ending with our most recently published quarterly financial statements are less than zero and our cash, cash equivalents and certain investments are less than $2,000,000, or (b) of an acceleration of any debt maturity having a principal amount of more than $10,000,000. Our supply agreements with BASF also “trigger” a technology transfer right in the event of our insolvency, as further defined within the agreements. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at the greater of 30% of the original book value of such equipment, and any associated upgrades to it, or 115% of the equipment’s net book value.

We believe that we have sufficient cash (See Liquidity and Capital Resources in Management’s Discussion and Analysis for a further discussion) to operate our business during 2012. We also expect a favorable fluctuation in working capital, particularly as the price of one of our raw materials, cerium oxide, has declined in 2012 from historic highs experienced during 2011. Finally, during July 2012, we received $2.2 million in net proceeds from a stockholder rights offering (see Note 9). If a triggering event were to occur and BASF elected to proceed with the license and related equipment sale mentioned above, the Company would receive royalty payments from this customer for products sold using the Company’s technology; however, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by our agreement with the customer. Similar consequences would occur if we were determined to have materially breached certain other provisions of the supply agreement with BASF. Any such event would also likely result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success and could be difficult to replace them quickly. Given the occurrence of any such event, we might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on us. Any shortfall in capital needed to operate the business as management intends, including with respect to avoiding this triggering event as described above, may result in a curtailment of certain activities or anticipated investments.

(8) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $185,000 and $279,000 for the three and six months ended June 30, 2012, compared to $277,000 and $354,000 for the same periods in 2011. As part of our revenue from international sources, we recognized approximately $115,000 and $192,000 in product revenue for the three and six months ended June 30, 2012 and June 30, 2011, respectively. Other revenue from a technology license fee from our Japanese licensee was $68,000 and $143,000 for the three and six months ended June 30, 2012, compared to $75,000 and $150,000 for the same periods in 2011. The Company entered into multiple agreements with this Japanese licensee during 2012. During January 2012, the Company and the Japanese licensee entered into a mutual cooperation agreement, which confirmed their intent to allow their existing agreements to terminate, in accordance with their terms, as of March 31, 2013. The parties also agreed that, as of April 1, 2013, the territorial restrictions and royalty payments set forth in the existing agreements would no longer be in effect. On March 31, 2012, the Company assigned the Japanese trademark for “NanoTek” to the Japanese licensee in exchange for $5,000. In addition, the Japanese licensee paid the Company $279,000 during April 2012 as prepayment for the final minimum royalty of $300,000, due under the existing terms in April 2013, which represents a 7% discount for early payment. The Company recorded the royalty prepayment as deferred other revenue as of March 31, 2012, and will recognize it ratably over the contract term.

The Company’s operations comprise a single business segment and all of the Company’s long-lived assets are located within the United States.

(9) Subsequent Event

On July 20, 2012, we completed a fully subscribed stockholder rights offering, pursuant to which our existing stockholders exercising their basic and oversubscription rights purchased a total of 7,250,000 shares of our common stock, which was the maximum number of shares offered in the rights offering, at a price of $0.33 per full share. We received approximately $2.2 million in proceeds from the rights offering, net of costs. The cash received and the shares of our common stock issued in connection with the rights offering are not reflected in our financial statements as of or for the three or six months ended June 30, 2012, but will instead be reflected in our financial statements as of and for the three and nine months ended September 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nanophase is a nanomaterials and applications developer and commercial manufacturer with an integrated family of nanomaterial technologies. Nanophase produces engineered nanomaterials for use in a variety of diverse markets: personal care including sunscreens, architectural coatings, industrial coating ingredients, architectural window cleaning and restoration, abrasion-resistant additives, plastics additives, medical diagnostics and a variety of polishing applications, including semiconductors and optics. We target markets in which we feel practical solutions may be found using nanoengineered products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Recently developed technologies have made certain new products possible and opened potential new markets. We expect growth in end-user (manufacturing customers, including customers of Nanophase’s customers) adoption in 2012 and beyond and revenue growth relative to these new markets to follow thereafter. We further expect that we will attract additional customers to help us achieve growth in certain markets in 2012 and beyond. Our initiatives in targeted market areas are progressing at differing rates of speed, but we have been broadly moving through testing and development cycles, and in a number of cases believe we are approaching first revenue or next stage revenue with particular customers in the industries referenced above. During 2011, for example, we launched our line of abrasion-resistant additives and have been engaged in a large volume of related activities. Abrasion-resistant and polishing applications tend to have shorter testing cycles than other applications such as exterior coatings. During 2012, our largest customer launched a new personal care product featuring our material. In addition, we had early stage commercial success in other diverse markets. We further believe that successful introduction of our materials with manufacturers will more likely lead to follow-on orders for other materials in their applications. Although our primary strategic focus has been the North American market, we currently sell material to customers overseas and have been working to expand our reach within foreign markets.

Results of Operations

Total revenue decreased to $2,782,793 and $5,192,131 for the three and six months ended June 30, 2012, compared to $2,923,208 and $5,708,894 for the same periods in 2011. A substantial majority of our revenue for the three and six month periods ended June 30, 2012 was from our largest customers, in particular sales to our largest customer in personal care and sunscreen applications. Revenue from our top three customers was approximately 70%, 8% and 5%, respectively, during the three months ended June 30, 2012, as compared to 70%, 9% and 5%, respectively, for the six months ended June 30, 2012. Revenue from these three customers constituted approximately 54%, 18% and 5%, respectively, of the Company’s total revenue for the three months ended June 30, 2011 as compared to 55%, 22% and 4%, respectively, of our total revenue for the six months ended June 30, 2011. Product revenue decreased to $2,702,682 and $5,032,975 for the three and six months ended June 30, 2012, compared to $2,835,357 and $5,541,790 for the same periods in 2011.

Other revenue decreased to $80,111 and $159,156 for the three and six months ended June 30, 2012, compared to $87,851 and $167,104 for the same periods in 2011.

We use certain elements classified as “Rare Earth” elements in some of our processes, specifically cerium oxide in polishing applications. On a worldwide basis, the vast majority of these elements are currently supplied from China. Due to export limitations imposed by China during the summer of 2010, the supply of all Rare Earth elements was drastically reduced during the second half of

2010 and through 2011, as compared to prior periods. This created significant issues with availability of acceptable materials and, if available, resulted in a substantial increase in cost. Beginning late 2011 and continuing into 2012, alternative supplies have come online and the cost has reduced sharply from the peak, but the materials still cost several times what they did two years ago. We have inventory in-house and purchase orders for 2012 fulfillment related to this line of business, but the long-term success of this area will be directly impacted by the supply and cost of Rare Earth elements, specifically cerium oxide.

Cost of revenue generally includes costs associated with commercial production. Cost of revenue decreased to $1,932,368 and $3,778,019 for the three and six months ended June 30, 2012, compared to $1,943,429 and $3,805,088 for the same periods in 2011. The decrease in cost of revenue was generally attributed to decreased revenue volume, net of a product mix variance and inefficiencies created by decreased product flow. We expect to continue new nanomaterial development, primarily using our NanoArc® synthesis and dispersion technologies, for targeted applications and new markets through 2012 and beyond. At current revenue levels we have generated a positive gross margin. Our margins have been impeded by not having enough revenue to absorb the manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support significantly higher levels of production. The extent to which our margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to continue to cut costs and pass commodity market-driven raw materials increases onto customers. To the extent product revenue volume increases, this should result in more of our fixed manufacturing costs being absorbed, leading to increased margins. We expect to continue to focus on reducing controllable variable product manufacturing costs through 2012 and beyond, with potential offsetting increases in the commodity metals markets, but may or may not continue to realize absolute dollar gross margin growth through 2012 and beyond, dependent upon the factors discussed above.

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

Research and development expense decreased to $414,051 and $813,665 for the three and six months ended June 30, 2012, compared to $459,996 and $861,021 for the same periods in 2011. The net changes in research and development expense were largely attributed to a 2011 ramp in new material development that was not repeated during 2012. We do not expect research and development expense to increase significantly during the remainder of 2012.

Selling, general and administrative expense decreased to $812,850 and $1,757,165 for the three and six months ended June 30, 2012, compared to $1,049,892 and $2,127,589 for the same periods in 2011. The net decreases were primarily attributed to lower costs for salaries, travel, consultant fees, stock compensation expense non-cash charges related to outstanding equity compensation, legal fees, as well as reduced exhibition and trade show costs, as the product launch at the European Coatings Show in 2011 was not repeated in 2012.

Interest income decreased to $0 for the three and six months ended June 30, 2012, compared to $1,444 and $3,338 for the same periods in 2011. The decrease was due to the lack of investment yields in excess of bank related fees.

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

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments amounted to $2,695,648 on June 30, 2012, compared to $2,723,623 on December 31, 2011 and $3,495,507 on June 30, 2011. The net cash provided by our operating activities was $38,566 for the six months ended June 30, 2012, compared to $2,173,482 cash used in for the same period in 2011. Approximately $1.8 million was used during the six months ended June 30, 2011 for required working capital investments, largely the result of the increase in the cost of cerium oxide and the impact that had throughout our manufacturing and sales processes. Net cash used in investing activities amounted to $59,891 for the six months ended June 30, 2012, compared to $104,585 for the same period in 2011. Capital expenditures amounted to $165,309 (including $120,359 in capital leases) and $52,141 for the six months ended June 30, 2012 and 2011, respectively. Net cash used in financing activities was $6,650 during the first six months of 2012 compared to $748 during the first six months of 2011. In April 2012, we received $279,000 in the form of a one-time prepaid royalty from our Japanese licensee, consistent with an agreement executed March 31, 2012, as further discussed in Note 8.

On July 20, 2012, we completed a fully subscribed stockholder rights offering and received gross proceeds of approximately $2.4 million. Net proceeds from the rights offering were approximately $2.2 million after legal, accounting and other costs. We intend to use the remaining proceeds from the rights offering to fund expected growth in new markets, as well as to provide for expanded working capital needs expected to arise as sales volume grows. These additional funds will also enhance our ability to maintain the minimum liquidity required under our supply agreement with BASF, as described below.

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under these agreements require that we maintain a minimum of $2 million in cash, cash equivalents and certain investments, and that we not have the acceleration of any debt maturity having a principal amount of more than $10 million, in order to avoid triggering a potential customer right to transfer certain technology and equipment to that customer at a contractually defined price. We had approximately $2.7 million in cash, cash equivalents and short-term investments on June 30, 2012, with no debt. This supply agreement and its covenants are more fully described in Note 7 to the Company’s Financial Statements.

We believe that cash from operations and cash and cash equivalents, as well as expected benefits from working capital fluctuation and the proceeds received from the rights offering (as described above), will be adequate to fund our operating plans through 2012 and into 2013. Our actual future capital requirements in 2012 and beyond will depend, however, on many factors, including customer acceptance of our current and potential nanomaterials and product applications, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell our materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. If certain projects are successful, we expect that capital spending relating to currently known capital needs for the remainder of 2012 will be between $100,000 to $300,000. If those projects are delayed or ultimately prove unsuccessful, we would expect our capital requirements to be lower.

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

On June 30, 2012, we had a net operating loss carryforward of approximately $79.2 million for income tax purposes. Because we may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with our various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. A layer of our carryforward expired in 2011 and another will expire in 2012. If not utilized, the remaining carryforward will expire at various dates between January 1, 2013 and December 31, 2032. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. During 2011, the state of Illinois suspended the utilization of NOL carryforwards for four years, extending their duration by an equivalent number of years.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101	The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Cash Flows, and (4) the Notes to Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: August 9, 2012	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President, Chief Executive Officer (principal executive officer) and a Director

Date: August 9, 2012	By:	/s/ FRANK J. CESARIO
Frank J. Cesario
Chief Financial Officer (principal financial and chief accounting officer)