Form 10-Q
period 2012-09-30
NANOPHASE TECHNOLOGIES CORPORATION
filed 2012-11-14
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2012

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

Exchange Act).    Yes   ☐    No  ☒

As of November 5, 2012, there were 28,458,162 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED SEPTEMBER 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	September 30,
	2012 (Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$4,565,558	$2,693,623
Investments	30,000	30,000
Trade accounts receivable, less allowance for doubtful accounts of $6,000 on September 30, 2012 and December 31, 2011	869,660	878,600
Other receivables	—	13,712
Inventories, net	1,291,989	1,338,210
Prepaid expenses and other current assets	268,346	391,466

Total current assets	7,025,553	5,345,611

Equipment and leasehold improvements, net	3,218,327	3,713,082
Other assets, net	30,453	32,318

	$10,274,333	$9,091,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$33,961	$—
Deferred other revenue	67,998	—
Accounts payable	605,474	319,706
Accrued expenses	561,235	383,425
Accrued discount liability	34,888	116,103

Total current liabilities	1,303,556	819,234

Long-term portion of capital lease obligations	71,602	—
Long-term deferred rent	636,122	647,404
Asset retirement obligations	152,554	148,515

Total long-term liabilities	860,278	795,919

Contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 28,458,162 and 21,208,162 shares issued and outstanding on September 30, 2012 and December 31, 2011, respectively	284,582	212,082
Additional paid-in capital	95,444,015	93,070,979
Accumulated deficit	(87,618,098)	(85,807,203)

Total stockholders’ equity	8,110,499	7,475,858

	$10,274,333	$9,091,011

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue:
Product revenue, net	$2,028,529	$2,164,697	$7,061,504	$7,706,487
Other revenue	72,435	78,217	231,591	245,321

Net revenue	2,100,964	2,242,914	7,293,095	7,951,808

Operating expense:
Cost of revenue	1,571,575	1,894,001	5,349,594	5,699,089

Gross profit	529,389	348,913	1,943,501	2,252,719
Research and development expense	396,503	421,597	1,210,168	1,282,618
Selling, general and administrative expense	789,169	935,857	2,546,334	3,063,446

Loss from operations	(656,283)	(1,008,541)	(1,813,001)	(2,093,345)
Interest income	—	591	—	3,929
Interest expense	(2,056)	(1,965)	(5,093)	(3,763)
Other, net	—	—	7,199	(43)

Loss before provision for income taxes	(658,339)	(1,009,915)	(1,810,895)	(2,093,222)
Provision for income taxes	—	—	—	—

Net loss	$(658,339)	$(1,009,915)	$(1,810,895)	$(2,093,222)

Net loss per share - basic and diluted	$(0.02)	$(0.05)	$(0.08)	$(0.10)

Weighted average number of basic and diluted common shares outstanding	26,960,880	21,207,597	23,139,731	21,205,320

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2012	2011
Operating activities:
Net loss	$(1,810,895)	$(2,093,222)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	749,666	845,207
Stock compensation expense	222,673	251,518
Changes in assets and liabilities related to operations:
Trade accounts receivable	8,940	(327,069)
Other receivables	13,712	(76,860)
Inventories	46,221	140,859
Prepaid expenses and other current assets	123,120	(73,283)
Accounts payable	289,032	(334,392)
Accrued expenses	87,742	(650,307)
Deferred other revenue	67,998	—

Net cash used in operating activities	(201,791)	(2,317,549)

Investing activities:
Acquisition of equipment and leasehold improvements	(116,969)	(61,221)
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	(14,941)	(52,444)

Net cash used in investing activities	(131,910)	(113,665)

Financing activities:
Principal payments on capital leases	(14,796)	(748)
Proceeds from stockholder rights offering, net of costs	2,220,432	—
Proceeds from exercise of stock options	—	4,080

Net cash provided by financing activities	2,205,636	3,332

Increase (decrease) in cash and cash equivalents	1,871,935	(2,427,882)
Cash and cash equivalents at beginning of period	2,693,623	5,744,322

Cash and cash equivalents at end of period	$4,565,558	$3,316,440

Supplemental cash flow information:
Interest paid	$5,093	$3,763

Supplemental non-cash investing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$11,677	$18,261

Capital lease obligations incurred in the purchase of equipment	$120,359	$—

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (“Nanophase” or the “Company”, including “we” or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The Company was incorporated in Illinois in November 1989, and became a Delaware corporation in November 1997. The Company’s common stock trades on the OTCQB marketplace under the symbol NANX.

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

There were no financial assets or liabilities adjusted to fair value on September 30, 2012 and December 31, 2011.

(4) Investments

Investments on September 30, 2012 and December 31, 2011 were comprised of certificates of deposit in the amount of $30,000, pledged as collateral for the Company’s rent and restricted as to withdrawal or usage.

(5) Inventories

Inventories consist of the following:

	September 30, 2012	December 31, 2011
Raw materials	$320,485	$490,729
Finished goods	1,031,670	907,647

	1,352,155	1,398,376
Allowance for excess inventory quantities	(60,166)	(60,166)

	$1,291,989	$1,338,210

(6) Share-Based Compensation

The Company follows FASB ASC Topic 718, Share-Based Payments, in which compensation expense is recognized only for share-based payments expected to vest. The Company recognized compensation expense related to stock options of $62,203 and $225,104 for the three and nine month periods ended September 30, 2012, compared to $102,153 and $305,216 for the same periods in 2011.

As of September 30, 2012, there was approximately $370,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 1.8 years.

Stock Options and Stock Grants

During the nine months ended September 30, 2012, no stock options were exercised. During the nine months ended September 30, 2011, proceeds of $4,080 were received, and 4,000 shares of common stock were issued, pursuant to stock option exercises. During the nine months ended September 30, 2012, 547,000 stock options were granted compared to 524,500 stock options granted during the same period in 2011. During the nine months ended September 30, 2012, 168,732 stock options were forfeited, compared to 126,067 stock options forfeited during the same period in 2011.

Stock Appreciation Rights

During 2010 and 2009, the Company granted its outside directors stock appreciation rights (SAR’s) totaling 106,750 shares under the Company’s Amended and Restated 2006 Stock Appreciation Rights Plan. These awards are accounted for as liability awards, included in accrued expenses as of September 30, 2012 and 2011, and adjusted to fair value each reporting period. The fair value of the liability for the 87,500 shares that were outstanding on September 30, 2012 was $8,442, compared to $10,873 on December 31, 2011.

As of September 30, 2012, the Company does not have any unvested restricted stock or performance shares outstanding.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for stock options granted during the periods presented:

For the nine months ended	September 30, 2012	September 30, 2011
Weighted-average risk-free interest rates:	1.10%	2.51%
Dividend yield:	—	—
Weighted-average expected life of the option:	7 Years	7 Years
Weighted-average expected stock price volatility:	85.33%	74.21%
Weighted-average fair value of the options granted:	$0.23	$0.89

(7) Significant Customers and Contingencies

Sales to three customers constituted approximately 62%, 9% and 7%, respectively, of our total revenue for the three months ended September 30, 2012, and 68%, 9% and 4%, respectively, of our total revenue for the nine months ended September 30, 2012. Amounts included in accounts receivable on September 30, 2012 relating to these three customers were approximately $602,000, $0 and $88,000, respectively. Revenue from these three customers constituted approximately 53%, 22% and 8%, respectively, of our total revenue for the three months ended September 30, 2011, as compared to 55%, 22% and 6%, respectively, of our total revenue for the nine months ended September 30, 2011. Amounts included in accounts receivable on September 30, 2011 relating to these three customers were approximately $286,000, $249,000 and $98,000, respectively.

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

We believe that we have sufficient cash (See Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a further discussion) to operate our business during 2012. We also expect a favorable fluctuation in working capital, particularly as the price of one of our raw materials, cerium oxide, has declined in 2012 from historic highs experienced during 2011. On July 20, 2012, we completed a fully subscribed stockholder rights offering, pursuant to which our existing stockholders exercising their basic and oversubscription rights purchased a total of 7,250,000 shares of our common stock, which was the maximum number of shares offered in the rights offering, at a price of $0.33 per full share. We received approximately $2.2 million in proceeds from the rights offering, net of costs. If a triggering event were to occur and BASF elected to proceed with the license and related equipment sale mentioned above, the Company would receive royalty payments from this customer for products sold using the Company’s technology; however, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by our agreement with BASF. Similar consequences would occur if we were determined to have materially breached certain other provisions of the supply agreement with BASF. Any such event would also likely result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success, and it could be difficult to quickly replace and train them. Upon the occurrence of any such event, we might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on us. Any shortfall in capital needed to operate the business as management intends, including with respect to avoiding this triggering event as described above, may result in a curtailment of certain activities or anticipated investments.

(8) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $187,000 and $466,000 for the three and nine months ended September 30, 2012 compared to $106,000 and $460,000 for the same periods in 2011. As part of our revenue from international sources, we recognized approximately $111,000 and $226,000, respectively, in product revenue from several German companies during the three and nine months ended September 30, 2012, compared to $23,000 and $215,000, respectively, during the three and nine months ended September 30, 2011. We also recognized approximately $68,000 and $211,000, respectively, in other revenue from a technology license fee from our Japanese licensee during the three and nine months ended September 30, 2012, compared to $75,000 and $225,000, respectively, for the same periods in 2011. The Company entered into multiple agreements with this Japanese licensee during 2012. During January 2012, the Company and the Japanese licensee entered into a mutual cooperation agreement, which confirmed their intent to allow their existing agreements to terminate, in accordance with their terms, as of March 31, 2013. The parties also agreed that, as of April 1, 2013, the territorial restrictions and royalty payments set forth in the existing agreements would no longer be in effect. On March 31, 2012, the Company assigned the Japanese trademark for “NanoTek” to the Japanese licensee in exchange for $5,000. In addition, the Japanese licensee paid the Company $279,000 during April 2012 as prepayment for the final minimum royalty of $300,000, due under the existing terms in April 2013, which represented a 7% discount for early payment. The Company recorded the royalty prepayment as deferred other revenue as of March 31, 2012, and will recognize it ratably over the remaining contract term. The balance of deferred other revenue on September 30, 2012 was $67,998.

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

Results of Operations

Total revenue decreased to $2,100,964 and $7,293,095 for the three and nine months ended September 30, 2012, compared to $2,242,914 and $7,951,808 for the same periods in 2011. A substantial majority of the revenue for the three and nine month periods ended September 30, 2012 was from our largest customers, in particular sales to our largest customer in personal care and sunscreen applications. Revenue from our top three customers was approximately 62%, 9% and 7%, respectively, during the three months ended September 30, 2012, as compared to 68%, 9% and 4%, respectively, for the nine months ended September 30, 2012. Revenue from these three customers constituted approximately 53%, 22% and 8%, respectively, of the Company’s total revenue for the three months ended September 30, 2011 as compared to 55%, 22% and 6%, respectively, of our total revenue for the nine months ended September 30, 2011. Product revenue decreased to $2,028,529 and $7,061,504 for the three and nine months ended September 30, 2012, compared to $2,164,697 and $7,706,487 for the same periods in 2011, as a larger percentage of our sales to our largest customers occurred during the first nine months of 2011, while sales to such customers are expected to occur more proportionately throughout the entire 2012 fiscal year.

Other revenue decreased to $72,435 and $231,591 for the three and nine months ended September 30, 2012, compared to $78,217 and $245,321 for the same periods in 2011.

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

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue decreased to $1,571,575 and $5,349,594 for the three and nine months ended September 30, 2012, compared to $1,894,001 and $5,699,089 for the same periods in 2011. The decrease in cost of revenue in both periods was generally attributed to decreased revenue volume. We expect to continue new nanomaterial development, primarily using our NanoArc® synthesis and dispersion technologies, for targeted applications and new markets through 2012 and beyond. At current revenue levels we have generated a positive gross margin. Our margins have been impeded by not having enough revenue to absorb the manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support significantly higher levels of production. The extent to which our margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to continue to cut costs and pass commodity market-driven raw materials increases onto customers. To the extent product revenue volume increases, this should result in more of our fixed manufacturing costs being absorbed, leading to increased margins. We expect to continue to focus on reducing controllable variable product manufacturing costs through 2012 and beyond, with potential offsetting increases in the commodity metals markets, but may or may not continue to realize absolute dollar gross margin growth through 2012 and beyond, dependent upon the factors discussed above.

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

Research and development expense decreased to $396,503 and $1,210,168 for the three and nine months ended September 30, 2012, compared to $421,597 and $1,282,618 for the same periods in 2011. The net changes in research and development expense were largely attributed to a 2011 ramp in new material development that was not repeated during 2012. We do not expect research and development expense to increase significantly during the fourth quarter of 2012.

Selling, general and administrative expense decreased to $789,169 and $2,546,334 for the three and nine months ended September 30, 2012, compared to $935,857 and $3,063,446 for the same periods in 2011. The net decreases were primarily attributed to lower costs for salaries, travel, consultant fees, stock compensation expense non-cash charges related to outstanding equity compensation, legal fees, as well as reduced exhibition and trade show costs, as the product launch at the European Coatings Show in 2011 was not repeated in 2012.

Interest income decreased to $0 for the three and nine months ended September 30, 2012, compared to $591 and $3,929 for the same periods in 2011. The decrease was due to the lack of investment yields in excess of bank related fees.

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

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments amounted to $4,595,558 on September 30, 2012, compared to $2,723,623 on December 31, 2011 and $3,346,440 on September 30, 2011. The net cash used in our operating activities was $201,791 for the nine months ended September 30, 2012, compared to $2,317,549 for the same period in 2011. Approximately $1.4 million was used during the nine months ended September 30, 2011 for required working capital investments, largely the result of the increase in the cost of cerium oxide and the impact that had throughout our manufacturing and sales processes. In addition, cost reductions described above yielded improved cash flow from our operating activities during 2012, as did other favorable working capital fluctuations during 2012. Net cash used in investing activities amounted to $131,910 for the nine months ended September 30, 2012, compared to $113,665 for the same period in 2011. Capital expenditures amounted to $237,328 (including $120,359 in capital leases) and $61,221 for the nine months ended September 30, 2012 and 2011, respectively. Net cash provided by financing activities increased to $2,205,636 during the first nine months of 2012 compared to $3,332 for the same period in 2011, primarily due to the net proceeds received from the stockholder rights offering discussed below.

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

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under these agreements require that we maintain a minimum of $2 million in cash, cash equivalents and certain investments, and that we not have the acceleration of any debt maturity having a principal amount of more than $10 million, in order to avoid triggering the customer’s potential right to transfer certain technology and equipment to that customer at a contractually defined price. We had approximately $4.6 million in cash, cash equivalents and short-term investments on September 30, 2012, with no debt. This supply agreement and its covenants are more fully described in Note 7 to the Company’s Financial Statements.

We believe that cash from operations and cash and cash equivalents will be adequate to fund our operating plans through 2012 and into 2013. Our actual future capital requirements in 2012 and beyond will depend, however, on many factors, including customer acceptance of our current and potential nanomaterials and product applications, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell our materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. If certain projects are successful, we expect that capital spending relating to currently known capital needs for the remainder of 2012 will be approximately $100,000. If those projects are delayed or ultimately prove unsuccessful, we would expect our capital requirements to be lower.

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

On September 30, 2012, we had a net operating loss carryforward of approximately $79.9 million for income tax purposes. Because we may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with our various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. A layer of our carryforward expired in 2011 and another will expire in 2012. If not utilized, the remaining carryforward will expire at various dates between January 1, 2013 and December 31, 2032. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. During 2011, the state of Illinois suspended the utilization of NOL carryforwards for four years, extending their duration by an equivalent number of years.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101	The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Cash Flows, and (4) the Notes to Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: November 14, 2012	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President, Chief Executive Officer (principal executive officer) and a Director

Date: November 14, 2012	By:	/s/ FRANK J. CESARIO
Frank J. Cesario
Chief Financial Officer (principal financial and chief accounting officer)