Form 10-Q
period 2013-09-30
NANOPHASE TECHNOLOGIES CORPORATION
filed 2013-11-12
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2013

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

As of November 5, 2013, there were 28,468,162 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED SEPTEMBER 30, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$3,307,104	$4,124,234
Investments	30,000	30,000
Trade accounts receivable, less allowance for doubtful accounts of $6,000 on September 30, 2013 and December 31, 2012	988,304	1,031,405
Other receivables	844	27,167
Inventories, net	990,756	1,138,482
Prepaid expenses and other current assets	226,894	240,870

Total current assets	5,543,902	6,592,158

Equipment and leasehold improvements, net	2,629,851	3,027,671
Other assets, net	27,971	29,829

	$8,201,724	$9,649,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$30,052	$34,526
Accounts payable	583,424	680,452
Accrued expenses	553,685	484,460

Total current liabilities	1,167,161	1,199,438

Long-term portion of capital lease obligations	18,397	62,755
Long-term deferred rent	633,646	636,628
Asset retirement obligations	158,424	153,967

Total long-term liabilities	810,467	853,350

Contingent liabilities	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 28,468,162 and 28,458,162 shares issued and outstanding on September 30, 2013 and December 31, 2012, respectively	284,682	284,582
Additional paid-in capital	95,707,861	95,512,065
Accumulated deficit	(89,768,447)	(88,199,777)

Total stockholders’ equity	6,224,096	7,596,870

	$8,201,724	$9,649,658

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue:
Product revenue, net	$2,156,844	$2,028,529	$7,810,058	$7,061,504
Other revenue	7,106	72,435	16,356	231,591

Net revenue	2,163,950	2,100,964	7,826,414	7,293,095
Operating expense:
Cost of revenue	1,648,417	1,571,575	5,555,601	5,349,594

Gross profit	515,533	529,389	2,270,813	1,943,501
Research and development expense	375,442	396,503	1,257,263	1,210,168
Selling, general and administrative expense	772,644	789,169	2,590,596	2,546,334

Loss from operations	(632,553)	(656,283)	(1,577,046)	(1,813,001)
Interest income	379	—	1,123	—
Interest expense	(1,623)	(2,056)	(10,748)	(5,093)
Other, net	901	—	18,001	7,199

Loss before provision for income taxes	(632,896)	(658,339)	(1,568,670)	(1,810,895)
Provision for income taxes	—	—	—	—

Net loss	$(632,896)	$(658,339)	$(1,568,670)	$(1,810,895)

Net loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.08)

Weighted average number of basic and diluted common shares outstanding	28,468,162	26,960,880	28,467,686	23,139,731

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2013	2012
Operating activities:
Net loss	$(1,568,670)	$(1,810,895)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	674,082	749,666
Stock compensation expense	191,872	222,673
Gain on disposal of equipment	(18,001)	—
Allowance for excess inventory quantities	47,017	—
Changes in assets and liabilities related to operations:
Trade accounts receivable	43,101	8,940
Other receivables	26,323	13,712
Inventories	100,709	46,221
Prepaid expenses and other current assets	13,976	123,120
Accounts payable	(168,920)	289,032
Accrued expenses	67,268	87,742
Deferred other revenue	—	67,998

Net cash used in operating activities	(591,243)	(201,791)

Investing activities:
Proceeds from disposal of equipment	18,001	—
Acquisition of equipment and leasehold improvements	(177,652)	(116,969)
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	(20,404)	(14,941)

Net cash used in investing activities	(180,055)	(131,910)

Financing activities:
Principal payments on capital leases	(48,832)	(14,796)
Proceeds from stockholder rights offering, net of costs	—	2,220,432
Proceeds from exercise of stock options	3,000	—

Net cash (used in) / provided by financing activities	(45,832)	2,205,636

(Decrease) / increase in cash and cash equivalents	(817,130)	1,871,935
Cash and cash equivalents at beginning of period	4,124,234	2,693,623

Cash and cash equivalents at end of period	$3,307,104	$4,565,558

Supplemental cash flow information:
Interest paid	$10,748	$5,093

Supplemental non-cash investing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$92,296	$11,677

Capital lease obligations incurred in the purchase of equipment	$—	$120,359

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (“Nanophase” or the “Company”, including “we”, “our” or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

(4) Investments

Investments on September 30, 2013 and December 31, 2012 were comprised of certificates of deposit in the amount of $30,000, pledged as collateral for the Company’s rent and restricted as to withdrawal or usage.

(5) Inventories

Inventories consist of the following:

	September 30, 2013	December 31, 2012
Raw materials	$184,492	$199,257
Finished goods	853,281	999,391

	1,037,773	1,198,648
Allowance for excess inventory quantities	(47,017)	(60,166)

	$990,756	$1,138,482

(6) Share-Based Compensation

We follow FASB ASC Topic 718, Share-Based Payments, in which compensation expense is recognized only for share-based payments expected to vest. We recognized compensation expense related to stock options of $54,141 and $192,896 for the three and nine month periods ended September 30, 2013, compared to $62,203 and $225,104 for the same periods in 2012.

As of September 30, 2013, there was approximately $289,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 1.7 years.

Stock Options and Stock Grants

During the nine months ended September 30, 2013, proceeds of $3,000 were realized, and 10,000 shares of common stock were issued pursuant to option exercises compared to none for the same period in 2012. During the nine months ended September 30, 2013, 553,000 stock options were granted compared to 547,000 stock options granted during the same period in 2012. During the nine months ended September 30, 2013, 112,799 stock options were forfeited, compared to 168,732 stock options forfeited during the same period in 2012.

Stock Appreciation Rights

Prior to 2011, we granted outside directors stock appreciation rights (SARs). The change in fair value of the awards granted during prior years is included in non-cash compensation expense for the three and nine months ended September 30, 2013 and 2012. The SARs granted vested immediately and are payable upon the directors’ removal or resignation from the position of director. These awards are accounted for as liability awards, included in accrued expenses as of September 30, 2013 and 2012, and adjusted to fair value each reporting period. The fair value of the liability on September 30, 2013 was $7,725 compared to $8,749 on December 31, 2012.

As of September 30, 2013, we did not have any unvested restricted stock or performance shares outstanding.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for stock options granted during the periods presented:

For the nine months ended	September 30, 2013	September 30, 2012
Weighted-average risk-free interest rates:	1.5%	1.1%
Dividend yield:	—	—
Weighted-average expected life of the option:	7 Years	7 Years
Weighted-average expected stock price volatility:	92%	85%
Weighted-average fair value of the options granted:	$0.33	$0.23

(7) Significant Customers and Contingencies

Sales to three customers constituted approximately 74%, 5% and 8%, respectively, of our total revenue for the three months ended September 30, 2013, and 71%, 7% and 5%, respectively, of our total revenue for the nine months ended September 30, 2013. Amounts included in accounts receivable on September 30, 2013 relating to these three customers were approximately $624,000, $111,000 and $178,000, respectively. Revenue from these three customers constituted approximately 62%, 5% and 7%, respectively, of our total revenue for the three months ended September 30, 2012, as compared to 68%, 5% and 4%, respectively, of our total revenue for the nine months ended September 30, 2012. Amounts included in accounts receivable on September 30, 2012 relating to these three customers were approximately $602,000, $97,000 and $88,000, respectively.

We currently have exclusive supply agreements with BASF Corporation (“BASF”), our largest customer, that have contingencies outlined which could potentially result in the license of technology and/or the sale of production equipment from the Company to the customer intended to provide capacity sufficient to meet the customer’s production needs. This outcome may occur if we fail to meet certain performance requirements, certain other obligations and/or certain financial covenants. The most restrictive financial covenants in one of our supply agreements with BASF “trigger” a technology transfer right (license and equipment sale at BASF’s option) in the event (a) that earnings of the twelve month period ending with our most recently published quarterly financial statements are less than zero and our cash, cash equivalents and certain investments are less than $1,000,000, or (b) of an acceleration of any debt maturity having a principal amount of more than $10,000,000. Our supply agreements with BASF also “trigger” a technology transfer right in the event of our insolvency, as further defined within the agreements. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at either 115% of the equipment’s net book value, or the greater of 30% of the original book value of such equipment, and any associated upgrades to it, or 115% of the equipment’s net book value.

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

(8) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $278,000 and $735,000 for the three and nine months ended September 30, 2013 compared to $187,000 and $466,000 for the same periods in 2012. Other revenue recognized from a Japanese licensee was $0 for the three and nine months ended September 30, 2013, compared to $68,000 and $211,000 for the same periods of 2012. The agreement expired during March of 2013.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nanophase is an advanced materials and applications developer and commercial manufacturer with an integrated family of materials technologies. Nanophase produces engineered nano and sub-micron materials for use in a variety of diverse markets: personal care including sunscreens, architectural coatings, industrial coating ingredients, abrasion-resistant additives, plastics additives, medical diagnostics, energy, architectural window cleaning and restoration, and a variety of polishing applications, including semiconductors and optics. We target markets in which we feel practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Recently developed technologies have made certain new products possible and opened potential new markets. For example, we have applied our skills at producing precisely defined nanomaterials to now create and sell sub-micron material products. Our focus is on customer need where we believe we have an advantage, as opposed to pushing one particular technology. We expect growth in end-user (manufacturing customers, including customers of Nanophase’s customers) adoption in 2014 and beyond. Our initiatives in targeted market areas are progressing at differing rates of speed, but we have been broadly moving through testing and development cycles, and in a number of cases, believe we are approaching first revenue or next stage revenue with particular customers in the industries referenced above. For example, our largest customer launched a new product in 2012 that featured material we developed. We also developed new solutions in the polishing and energy-management areas during 2013. We expect that we will both work more deeply with current customers and attract additional customers, which should help us achieve growth in these markets in 2014 and beyond.

Results of Operations

Total revenue increased to $2,163,950 and $7,826,414 for the three and nine months ended September 30, 2013, compared to $2,100,964 and $7,293,095 for the same periods in 2012. A substantial majority of our revenue for the three and nine month periods ended September 30, 2013 was from our largest customer in personal care and sunscreen applications. Revenue from our top three customers was approximately 74%, 5% and 8%, respectively, during the three months ended September 30, 2013, as compared to 71%, 7% and 5%, respectively, for the nine months ended September 30, 2013. Revenue from these three customers constituted approximately 62%, 5% and 7%, respectively, of the Company’s total revenue for the three months ended September 30, 2012 as compared to 68%, 5% and 4%, respectively, of our total revenue for the nine months ended September 30, 2012. The loss of any of these significant customers would have a negative impact on our financial performance and condition. Product revenue increased to $2,156,844 and $7,810,058 for the three and nine months ended September 30, 2013, compared to $2,028,529 and $7,061,504 for the same periods in 2012, as sales to our largest customer occurred earlier during 2013 as compared with 2012.

Other revenue decreased to $7,106 and $16,356 for the three and nine months ended September 30, 2013, compared to $72,435 and $231,591 for the same periods in 2012. The substantial majority of other revenue recognized during 2012 related to a license agreement that expired during March 2013.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $1,648,417 and $5,555,601 for the three and nine months ended September 30, 2013, compared to $1,571,575 and $5,349,594 for the same periods in 2012. The increase in cost of revenue in both periods was generally attributed to increased revenue volume. We expect to continue new nanomaterial development, primarily using our NanoArc® synthesis and dispersion technologies, for targeted applications and new markets. At current revenue levels we have generated a positive gross margin. Our margins have been impeded by not having enough revenue to absorb the manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support significantly higher levels of production. The extent to which our margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, and our ability to continue to cut costs and pass commodity market-driven raw materials increases onto customers. To the extent product revenue volume increases, this should result in more of our fixed manufacturing costs being absorbed, leading to increased margins. We expect to continue to focus on reducing controllable manufacturing costs through 2014 and beyond, with potential variability resulting from the commodity metals markets, but may or may not continue to realize absolute dollar gross margin growth based upon the factors discussed above.

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

Research and development expense was $375,442 and $1,257,263 for the three and nine months ended September 30, 2013, compared to $396,503 and $1,210,168 for the same periods in 2012. The net changes in research and development expense were largely attributed to fluctuations in new material development expenses. We do not expect research and development expense to change significantly during the fourth quarter of 2013.

Selling, general and administrative expense was $772,644 and $2,590,596 for the three and nine months ended September 30, 2013, compared to $789,169 and $2,546,334 for the same periods in 2012. The net changes were primarily attributed to increased business development costs offset in part by reduced depreciation and employee-related charges.

Interest income increased to $379 and $1,123 for the three and nine months ended September 30, 2013, compared to $0 for the same periods in 2012. The negligible amounts were due to the lack of investment yields in excess of bank related fees.

Inflation

We believe inflation has not had a material effect on our operations or financial position. However, supplier price increases and wage and benefit inflation, both of which represent a significant component of our costs of operations, may have a material effect on our operations and financial position in the remainder of 2013 and beyond if we are unable to pass through any applicable increases under our present contracts or through to our markets in general.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments amounted to $3,337,104 on September 30, 2013, compared to $4,154,234 on December 31, 2012 and $4,595,558 on September 30, 2012. The net cash used in our operating activities was $591,243 for the nine months ended September 30, 2013, compared to $201,791 for the same period in 2012 primarily due to a temporary working capital benefit of nearly $0.5 million recognized during the first nine months of 2012. Net cash used in investing activities amounted to $180,055 for the nine months ended September 30, 2013, compared to $131,910 for the same period in 2012. Capital expenditures, including those under capital leases amounted to $177,652 and $237,328 for the nine months ended September 30, 2013 and 2012, respectively. Net cash used in financing activities was $45,832 for the nine months ended September 30, 2013 compared to net cash provided by financing activities of $2,205,636 for the same period in 2012, primarily due to net proceeds from a stockholder rights offering during 2012.

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under these agreements require that we maintain a minimum of $1 million in cash, cash equivalents and certain investments, and that we not have the acceleration of any debt maturity having a principal amount of more than $10 million, in order to avoid triggering the customer’s potential right to transfer certain technology and equipment to that customer at a contractually defined price. We had approximately $3.3 million in cash, cash equivalents and short-term investments on September 30, 2013, with no debt. This supply agreement and its covenants are more fully described in Note 7 to our Financial Statements in Part I, Item 1 of this Form 10-Q.

We believe that cash from operations and cash and cash equivalents will be adequate to fund our operating plans through 2013 and 2014. Our actual future capital requirements will depend, however, on many factors, including customer acceptance of our current and potential nanomaterials and product applications, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell our materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. We expect that capital spending relating to currently known capital needs for the remainder of 2013 will be approximately $100,000. Actual capital spending may be higher or lower, depending on the particular facts and circumstances involved in business development activities.

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

On September 30, 2013, we had a net operating loss carryforward of approximately $77 million for income tax purposes. Because we may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with our various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. A layer of our carryforward expired in 2012. If not utilized, the remaining carryforward will expire at various dates between January 1, 2018 and December 31, 2032. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. During 2011, the state of Illinois suspended the utilization of NOL carryforwards for four years, extending their duration by an equivalent number of years.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101	The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Cash Flows, and (4) the Notes to Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: November 12, 2013	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President, Chief Executive Officer (principal executive officer) and a Director

Date: November 12, 2013	By:	/s/ FRANK J. CESARIO
Frank J. Cesario
Chief Financial Officer (principal financial and chief accounting officer)