Form 10-K
period 2013-12-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2014-03-28
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based upon the last reported sale price of the registrant’s common stock on June 28, 2013 was $9,455,000 as of such date.

The number of shares outstanding of the registrant’s common stock, par value $.01, as of March 14, 2014 was 28,481,496.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item  1. Business

General

Nanophase Technologies Corporation (“Nanophase” or the “Company”, including “we”, “our” or “us”) is an advanced materials and applications developer and commercial manufacturer with an integrated family of nanomaterial technologies. We produce engineered nanomaterials (as well as larger, sub-micron materials) for use in a variety of diverse markets: personal care including sunscreens, architectural coatings, industrial coating ingredients, abrasion-resistant additives, plastics additives, medical diagnostics, a variety of surface finishing technologies (polishing) applications, and others.

While our origin is based on the creation of nanoscale metal oxide products, we have expanded our offerings to include larger but still sub-micron materials. We have developed techniques for managing attributes including particle size, shape, surface coatings, and other valuable aspects of the material. Additionally, as the format of delivery is important to customers, we have developed proprietary capabilities for dispersing our materials into both aqueous (water-based) and solvent-based liquid media. These capabilities allow us to better integrate with the customer’s need and application.

We target markets in which we believe practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Recently developed technologies have made certain new products possible and opened potential new markets. We expect growth in end-user (manufacturing customers, including customers of customers) adoption in 2014 and beyond. Our initiatives in targeted market areas are progressing at differing rates of speed, but we have been broadly moving through testing and development cycles, and in a number of cases believe we are approaching first revenue or next stage revenue with particular customers in the industries referenced above. During 2013 we developed new solutions in surface finishing technologies (polishing) and energy-management areas that have been taken to potential customers and are in the process of qualification. We believe that successful introduction of our materials with manufacturers may lead to follow-on orders for other materials in their applications. Although our primary strategic focus has been the North American market, we currently sell material to customers overseas and have been working to expand our reach within foreign markets. The Company was incorporated in Illinois on November 25, 1989, and became a Delaware corporation during November 1997. Our common stock trades on the OTCQB marketplace under the symbol NANX.

We have created a leading commercial approach to the application of our integrated materials technologies designed to deliver an optimal engineered solution for a target market or specific customer application. With respect to our products, we have complete capability from application development and laboratory samples through pilot production and, finally, commercial production currently at rates as high as hundreds of metric tons per year for individual products. We have development and application laboratories and manufacturing capacity in two locations in the Chicago area. Our manufacturing is based on Lean Six Sigma discipline and is certified to ISO 9001, American National Standard, Quality Management System Requirements; ISO 14001, American National Standard, Environmental Management System Requirements; and is compliant with current Good Manufacturing Practices (“cGMP”) for products under U.S. Food and Drug Administration (“FDA”) regulation.

We have undergone a strategic shift during recent years toward penetrating key markets via interactive applications development with end-use customers in these markets. We believe this strategy leverages the applications development expertise we have cultivated over the last several years and best positions us to build direct sales to end-use customers, in addition to translating these advantages through our market partners.

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

Nanomaterials are an important and enabling part of the diverse field of nanotechnology and are the building blocks of our nanotechnology products. The ultimate performance and value of Nanophase’s products in a given application is a function of nanoparticle composition, size, shape, structure, surface chemistry and coating and dispersion potential. Our technologies for engineering and manufacturing nanomaterials, and our understanding of how to make nanomaterials exhibit desirable performance characteristics in various media, result in commercial nanomaterials solutions that we believe offer superior performance in many applications.

Nanomaterials have applications in diverse global markets where they are incorporated into a process, such as optics polishing, or a product, such as an industrial coating to prevent degradation or aid in application, or significantly improve wear resistance, or promote/hamper particular chemical reactions within respective systems. Multiple markets exist for our products since nanomaterials offer advantages in many applications, such as improved properties and performance, longer wear or product life, lower overall product cost, or in the development of new products or processes.

Most of the raw materials we use are commercially available. In some cases, we rely on sole-source processors of materials that utilize an array of worldwide sources for the raw materials that they process to our specifications. However, in certain cases we deal with very limited supply of certain elements, such as those classified as “Rare Earth” elements- specifically cerium oxide for use in surface finishing technologies (polishing) applications. On a worldwide basis, the vast majority of these elements are sourced from China. Due to severe export limitations imposed by China from 2010 - 2012, the supply of all Rare Earth elements was drastically reduced from previous levels. While prices and availability improved throughout 2012 and have now stabilized, this market dynamic created significant concerns, globally, pertaining to the availability and cost of using these materials, which poses customer acceptance risk for elements of our polishing business going forward.

Our Technologies

We have created an integrated platform of commercial nanomaterial technologies that are patented, patent-pending or proprietary. These technologies are designed to deliver a nanomaterial solution for a targeted market or a specific customer application. Our platform provides flexibility and capability to engineer nanomaterials that meet a customer’s performance requirements and delivers our nanomaterial solutions in a readily usable format. Our technologies are scalable and robust, having produced several hundred metric tons annually.

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

Perhaps of greater importance, we have developed proprietary technology to disperse nanoparticles in both aqueous (water-based) and several organic solvent systems. These dispersions are stable at high weight loading (typically 18-55% by weight). These aspects provide distinct market advantages. Dispersed nanomaterials are desired by many customers for use in their processes or products because of the ease of incorporation. As examples, dispersed nanomaterials are used in architectural coatings, industrial cleaning solutions, industrial coatings, plastic additives and optical and semiconductor polishing. This integration flexibility allows us to serve more customers and serve them better, and is critical to our role as a solutions provider, not simply that of a materials provider.

We have also developed patented and proprietary technology to coat or surface treat nanoparticles to further engineer surface chemistry by two main processes. In many applications, such as sunscreens, this technology is vital to ensure formulation compatibility and, in some cases, optimal application performance. We deliver hundreds of metric tons of surface engineered nanoparticles to our customers annually, including coated nanomaterials that are used by major global consumer products companies for sunscreens and personal care products.

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

We have used our expertise in nanoscale materials to develop larger sub-micron particle–based products that are not considered “nano” in various applications. Controlling aspects including particle size and shape, as well as surface chemistries, allow us to provide superior materials to the marketplace in various formats, both at the nano level and above.

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

Marketing and Distribution Methods

We focus our marketing strategy on differentiated solutions that create superior value for our customers. This customer-focused strategy means we are not solely dependent upon the efforts of a distributor for future sales growth. We have found many cases where our ability to effectively integrate nanomaterials into a customer’s specific chemistry is critical to presenting an effective solution. Given this reality, we launched a “customer direct” business model during 2009 for those markets that are not conducive to an intermediary. In these markets, we interact with customers directly rather than through intermediaries, demonstrating the benefits of our solutions in their products. Our deep market knowledge of certain markets and applications has allowed us to understand customer needs and our products’ value proposition, and adapt our offerings accordingly. This knowledge, combined with our applications development expertise, supports leveraging our development efforts by marketing and selling our solutions to multiple customers within each market. We work closely with each customer to develop a material solution for that entity’s specific application(s), but we find that as we develop greater applications development expertise in a given area, specific applications development often becomes a routine process within Nanophase. This is where we believe our future customers will perceive the greatest value in working with us, and where we will be able to leverage our product development efforts into multiple revenue generating customer solutions. Surface finishing technologies (polishing) is an example of such a market.

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

We will continue to devote significant resources to maintaining and growing our relationship with BASF Corporation (“BASF”), our largest customer in the personal care market. For example, we developed a new product which BASF included in a 2012 commercial launch, and are very excited to support this effort. This has been a successful relationship that we expect will contribute to our future growth. BASF, which describes itself as the world’s leading chemical company with revenue in excess of $100 billion, is a global leader in the personal care market with recognized brands, significant revenues and sales reach. We have a long-term exclusive relationship with BASF, primarily to provide our zinc oxide-based products to be used in personal care with sunscreens and daily wear products being the dominant applications.

In addition to the personal care applications described above, our products are used in a variety of other applications, including architectural coatings, polishing applications (including optical glass and CMP), plastics additives, medical diagnostics, textiles and graphic arts, energy control applications, and others. Recent activities have expanded our presence in the polishing / surface finishing applications space, and 2013 saw us develop solutions for the energy sector (consumer).

Because our technology can be applied to a wide variety of applications, we focus our efforts on only a handful of applications to gain a depth of knowledge and leverage our learning curve. If we find a unique application outside of our core markets that does not require significant development resources then we may pursue it as “opportunistic” business. We believe this focused approach will contribute to a higher success rate for related opportunities than we would experience by pursuing more opportunities simultaneously.

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

Most of our research and development is directly related to applications development. We endeavor to either meet specific customer needs or to develop applications solutions to address unmet needs in a particular market where we believe our materials will offer a distinct performance advantage. We believe that aggressively pursuing applications in targeted areas will help us compete as a technical and commercial innovator using our materials expertise, and more importantly, become perceived as a solutions provider by our customers and not simply as another materials supplier.

Our total research and development expense, which includes all expenses relating to our technology and advanced engineering groups, during the years ended December 31, 2013 and 2012, was $1.7 million and $1.6 million, respectively. This represents our share of these expenses only and does not take into account amounts spent by any of our customers in support of new product development. Our future success will depend in large part upon our ability to develop products which bring a high degree of value to our customers’ products. Through the three-year period ended December 31, 2013, we had cumulative research and development expenses of approximately $5 million and cumulative expenditures on equipment and leasehold improvements of approximately $0.5 million.

Manufacturing Operations

We have manufacturing capacity based in two locations in the Chicago area. At each of these facilities, we are able to develop and supply nanomaterials in quantities ranging from grams to metric tons. Our facilities are certified to ISO 9001:2008 international standards and are cGMP compliant for applicable bulk pharmaceutical manufacturing. We are also in the process of registering some of the chemicals we ship to customers in Europe pursuant to the European Chemical Agency’s regulations issued to date pertaining to Registration Evaluation and Authorization of Chemicals (“REACH”; we have registered Zinc Oxide under REACH and filed preliminary registrations for other materials). Our facilities are also certified to the international standard for environmental management, ISO 14001:2004.

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

We are committed to a lean manufacturing approach, to the extent possible given a certain measure of irregular demand, where we are able to reduce excess labor and manage the lowest practical inventory and supply levels in order to minimize working capital demands. This approach complements two of our major operational goals - (1) to increase output without adding unnecessarily to existing equipment and (2)  to continually reduce production costs while consistently producing high quality products.

Intellectual Property and Proprietary Rights

We rely on a combination of patent, trademark, copyright, trade secret and other intellectual property laws, nondisclosure agreements and other protective measures to protect our intellectual property. In addition to obtaining patent and trademarks based on our inventions and products, we may also license certain third-party patents from time-to-time to expand our technology base.

As of the date of this filing, we own 11 U.S. patents and 2 pending U.S. patent applications. We also own 34 foreign patents and patent applications consisting of 29 issued or allowed foreign patents and 5 pending foreign patent applications. All of the pending and owned foreign patents are counterparts to domestic filings covering our platform of nanotechnologies. Our oldest issued patents began to expire during 2013. We do not believe that the expiration of these patents will have a material impact on our business or financial condition.

We had licensed our PVS technology for specific markets in certain geographic regions to CIK NanoTek (formerly C.I. Kasei), a subsidiary of Itochu Corporation. Under this license agreement, we earned royalties on net sales of manufactured products containing nanocrystalline materials. The license agreement also provided for minimum royalty payments to maintain exclusivity. The license agreement expired on March 31, 2013. Upon expiration of the license agreement, and pursuant to a subsequent agreement effective April 1, 2013, our relationship became non-exclusive and royalty-free.

Competition

Within each of our targeted markets and product applications, we face potential competition from advanced materials and chemical companies, and suppliers of traditional materials. In many markets, the actual or potential competitors are larger and more diversified than we are; however, we believe we focus in market segments and opportunities where our materials and related technologies are superior to those of our competitors, often due to our ability to produce highly engineered products to meet specific performance requirements and develop nanomaterial solutions for customers’ specific applications.

With respect to traditional suppliers, we may compete against lower priced traditional materials for certain customer applications. In some product or process applications the benefits of using nanomaterials do not always justify a process change or outweigh their frequently higher costs.

With respect to larger producers of nanomaterials, while many of these producers do not currently offer directly competitive products, these companies may have greater financial and technical resources, larger research and development staffs, and greater manufacturing and marketing capabilities, and could compete directly against us. In addition, the number of development-stage companies involved in nanocrystalline materials continues to grow on a global basis, posing increasing competitive risks. Many of these companies are associated with university or national laboratories and use chemical and physical methods to produce nanocrystalline materials. We believe that most of these companies are engaged primarily in funded research and not commercial production; however, they may represent competitive risks in the future. Some development-stage companies, especially in other countries, receive significant government assistance or enjoy other benefits due to their location. We anticipate that foreign competition will play a greater role in the nanomaterials arena in the future, something we are increasingly seeing today, albeit indirectly.

We believe that our nanomaterial technologies and manufacturing platforms are strong. We believe we are well-positioned with our platform of integrated commercial nanomaterial technologies and track record of technology improvement and evolution.

Governmental Regulations, Including Climate Change

The manufacture and use of certain of the products that contain our nanocrystalline materials are subject to governmental regulations. As a result, we are required to adhere to the cGMP requirements of the FDA and similar regulations that include testing, control and documentation requirements enforced by periodic inspections. We are also in the process of registering some of the chemicals we ship to customers in Europe in compliance with the European Chemical Agency’s regulations issued to date pertaining to REACH (to date, we have registered Zinc Oxide under REACH and filed preliminary registrations for other materials).

We are committed to environmental health and safety (“EH&S”). We believe we comply with all applicable exposure limit standards issued by OSHA. Because nanotechnology remains an emerging and evolving science, there are no currently accepted standards, measurements or personal protective equipment available that are specific to nanoparticle safety. Accordingly, we rely on general chemical safety and process safety practices to identify safe personal protective equipment and appropriate handling protocols. We believe that we have taken a leadership position on EH&S in our operations and have internal and external review and monitoring of our practices.

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

We have taken a responsible, proactive approach to EH&S by implementing appropriate procedures and processes to have its facilities certified to ISO 14001, American National Standard, Environmental Management System Requirements. We are also involved with leading industry groups that are defining nanomaterial standards and protocols. These currently include the ASTM International Committee on Nanotechnology, Nanoscale Materials Stewardship Program under the Toxic Substances Control Act, and the US TAG to ISO TC 229 Nanotechnology committee managed by the American National Standards Institute committee (ANSI). We also participate in FDA reviews relative to cosmetic applications. We have a full-time, advanced degreed professional who spends a significant amount of time managing governmental regulation compliance and EH&S. We believe that our Company has an exemplary safety record.

Employees

On December 31, 2013, we had a total of 43 full-time employees, 8 of whom hold advanced degrees. We have no collective bargaining agreements and believe that we have a strong relationship with our employees.

Backlog

We do not believe that a backlog as of any particular date is indicative of future results. Our sales are primarily pursuant to purchase orders for delivery of our nanomaterials. We have some agreements that give customers the right to purchase a specific quantity of nanomaterials during a specified time period. These agreements, however, do not obligate the customers to purchase any minimum quantity of such nanomaterials. The quantities actually purchased by the customer, as well as the shipment schedules, are frequently revised during the agreement term to reflect changes in the customer’s needs. For these reasons we do not believe that such agreements are meaningful for determining backlog amounts.

Business Segment and Geographical Information

Our operations comprise a single business segment and all of our long-lived assets are located within the United States. See Note 13 to the accompanying Financial Statements for additional information.

Key Customers

A limited number of key customers account for a substantial portion of our commercial revenue. In particular, revenue from three customers - our largest customer in personal care applications (BASF) and our largest two customers in industrial coating ingredients - constituted approximately 72%, 6% and 5%, respectively, of our 2013 total revenue. Many of our customers are significantly larger than we are and, therefore, may be able to exert a high degree of influence over us. While our agreements with BASF are long-term agreements, they may be terminated by BASF under certain circumstances with reasonable notice and do not provide any guarantees that BASF will buy our products. The loss of one of our largest customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition. Due to the high concentration of sales to a limited number of customers, we have aggressively pursued new customers through our customer direct business model. To the extent we are successful in adding a large number of customers through this model and maintaining or expanding our existing partners, we believe we will be able to best manage the risks associated with customer concentration.

Forward-Looking Statements

We want to provide investors with more meaningful and useful information. As a result, this Annual Report on Form 10-K (the “Form 10-K”) contains certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements reflect our current expectations of the future results of our operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2014 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: our ability to become profitable despite the losses we have incurred since our incorporation; our dependence on our principal customers and the terms of our supply agreement with BASF which could trigger a requirement to transfer technology and/or sell equipment to that customer; our potential inability to obtain working capital when needed on acceptable terms or at all; our ability to obtain materials at costs we can pass through to our customers, including Rare Earth elements, specifically cerium oxide; uncertain demand for, and acceptance of, our nanocrystalline materials; our manufacturing capacity and product mix flexibility in light of customer demand; our limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; our dependence on patents and protection of proprietary information; our ability to provide an appropriate electronic venue for our securities; the impact of any potential new governmental regulations that could be difficult to respond to or costly to comply with; and the resolution of litigation in which we may become involved. Readers of this Form 10-K should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

Investor Information

We are subject to the informational requirements of the Exchange Act and, accordingly, file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Financial and other information may also be accessed at our website. The address is www.nanophase.com. We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the SEC, and intend to make all such reports and amendments to reports available free of charge on our website. We have included our website address throughout this Form 10-K as textual references only. The information contained on our website is not incorporated into this Form 10-K.

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

We have incurred net losses in each year since our inception, with net losses of $2.5 million in 2013 and $2.4 million in 2012. As of December 31, 2013, we had an accumulated deficit of approximately $91 million and expect to incur a loss on an annual basis during 2014. We believe that our business depends, among other things, on our ability to significantly increase revenue. If revenue fails to grow at anticipated rates or if operating expenses increase without a commensurate increase in revenue, or if we fail to adjust operating expense levels accordingly, then the imbalance between revenue and operating expenses will negatively impact our cash balances and our ability to achieve profitability in future periods.

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

Sales to our three largest customers accounted for 72%, 6% and 5%, respectively, of our total revenue in 2013 and sales to these same customers accounted for 67%, 4% and 5%, respectively, of our total revenue in 2012.

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

A majority of our products are incorporated into products such as personal care applications including sunscreens, architectural coatings, surface finishing technologies (polishing), and to a lesser extent, medical diagnostics, abrasion-resistant coatings and other products. These markets have from time to time experienced cyclical, depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions. These industry downturns often result in reduced product demand and declining average selling prices. Our business would be harmed by a continuation of the existing downturn and/or any future downturns in the markets that we serve.

Our products often have long adoption cycles, which could make it difficult to achieve market acceptance and makes it difficult to forecast revenues.

Due to their often novel characteristics and potential unfamiliarity with them that exists in the marketplace, our nanomaterials may require longer adoption cycles than existing materials technologies, to the point that adoption cycles typically require one to five years. Our nanomaterials have to receive appropriate attention within any potential customer’s organization, and then they must be tested to prove a performance advantage over existing materials, typically on a systems-cost basis. Once we have proven initial commercial viability, pilot scale production runs must be completed by the customer, followed by further testing. Once production-level commercial viability is established, then our nanomaterials can be introduced, often to a downstream marketplace that needs to be familiarized with them. If we are unable to demonstrate to our potential customers the performance advantages and economic value of our nanomaterials over existing and competing materials and technologies, we will be unable to generate significant sales. Our long adoption cycle makes it difficult to predict when sales will occur.

We frequently depend on collaborative development relationships with our customers. If we are unable to initiate or sustain such collaborative relationships or if the terms of these relationships limit the distribution of our products, then we may be unable to successfully develop, manufacture or market our current and future nanomaterials or applications.

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

From 2010-2012, the availability of one of the materials we use, cerium oxide, a “Rare Earth” material, was constrained by a change in Chinese export policy, causing a dramatic increase in material cost. New sources of materials, a lack of further restrictions, and other factors have reduced the cost and availability pressures substantially from their 2011 peak, but the cost of this material remains significantly higher than it was prior to 2010. While cerium oxide continues to be used for many applications, and polishing applications in our case, customers are more inclined to look for alternative solutions today as they consider the supply (including cost) risk of this material. Failure of customers to either adopt solutions utilizing cerium oxide or continue to use solutions containing cerium oxide could harm one of our business areas, and thus negatively impact our financial and liquidity position and results of operations.

Protection of our intellectual property is limited and uncertain.

Our intellectual property is important to our business. We seek to protect our intellectual property through patent, trademark, copyright, and trade secret protection and confidentiality or license agreements with our employees, customers, suppliers and others. Our means of protecting our intellectual property rights in the United States or abroad may not be adequate and others, including our competitors, may use our proprietary technology without our consent. We may not receive the necessary patent protection for any applications pending with the U.S. Patent and Trademark Office (“USPTO”) and any of the patents that we currently own or license may not be sufficient to keep competitors from using our materials or processes. In addition, patents that we currently own or license may not be held valid if subsequently challenged by others and others may claim rights in the patents and other proprietary technology that we own or license. Additionally, others may have already developed or may subsequently develop similar products or technologies without violating any of our proprietary rights. If we fail to obtain or maintain patent protection or preserve our trade secrets, we may be unable to effectively compete against others offering similar products and services. In addition, if we fail to operate without infringing the proprietary rights of others or lose any license to technology that we currently have or will acquire in the future, we may be unable to continue making the products that we currently make.

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

Our manufacturing facilities are located near Chicago - in Romeoville and Burr Ridge, Illinois. These facilities and some of our manufacturing and testing equipment would be difficult to replace in a timely manner. Therefore, any material disruption at one of our facilities due to a natural or man-made disaster or a loss of lease due to non-renewal or other unforeseen events could have a material adverse effect on our ability to manufacture products to meet customers’ demands. While we maintain property insurance, this insurance may not adequately compensate us for all losses that we may incur in the event of a material interruption in our business.

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

The advanced materials industry is new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. The market for materials having the characteristics and potential uses of our nanomaterials is the subject of intensive research and development efforts by both governmental entities and private enterprises around the world. We believe that the level of competition will increase further as more product applications with significant commercial potential are developed. The nanomaterials product applications that we are developing will compete directly with products incorporating both conventional and advanced materials and technologies. While commercially available competitive products may not possess the same attributes as those we offer, other companies may develop and introduce new or competitive products. Our competitors may succeed in developing or marketing materials, technologies and better or less expensive products than the ones we offer. In addition, many of our potential competitors have substantially greater financial and technical resources, and greater manufacturing and marketing capabilities than we do. If we fail to provide nanomaterials at an acceptable price, or otherwise compete on a commodity basis with producers of conventional materials, we will lose market share and revenue to our competitors.

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

We currently have a supply agreement with BASF that contains provisions which could potentially result in a mandatory license of technology and/or sale of production equipment to BASF, providing capacity sufficient to meet BASF’s production needs. Under our supply agreement with BASF, a “triggering event” also would occur:

•

if our earnings for a twelve month period ending with our most recently published quarterly financial statements are less than zero and our cash, cash equivalents and certain investments are less than $1 million, or

•	upon the acceleration of any debt maturity having a principal amount of more than $10 million, or if we become insolvent as defined in the supply agreement.

In the event of a triggering event where we are required to sell to BASF production equipment providing capacity sufficient to meet BASF’s production needs, the equipment would be sold at either 115% of the equipment’s net book value or at the greater of 30% of the original book value of such equipment (including any associated upgrades to it) or 115% of the equipment’s net book value, depending on the particular equipment and contract.

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

We may be subject to product liability claims in the event that any of our products are alleged to be defective or cause harmful effects to humans or physical environments. Because our nanomaterials are used in other companies’ products, to the extent our customers become subject to suits relating to their products, these claims may also be asserted against us. We may incur significant costs including payment of significant damages, in defending or settling product liability claims. Although we maintain insurance for product liability claims, our coverage may not prove sufficient. Even if a suit is without merit and regardless of the outcome, claims can divert management time and attention, injure our reputation and adversely affect demand for our nanomaterials.

We are subject to governmental regulations. The costs of compliance and liability for noncompliance with governmental regulations could have a material adverse effect on our business, results of operations and financial condition.

Current and future laws and regulations may require us to make substantial expenditures for preventive or remedial action. Our operations, business or assets may be materially and adversely affected by governmental interpretation and enforcement of current or future environmental, health and safety laws and regulations. In addition, our coating and dispersion operations may pose a risk of accidental contamination or injury. The damages in the event of an accident or the costs to prevent or remediate a related event could exceed both the amount of our liability insurance and our resources or otherwise have a material adverse effect on our business, results of operations and financial condition.

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

As of December 31, 2013, Bradford T. Whitmore, together with his affiliates, Grace Brothers, Ltd. and Grace Investments, Ltd., beneficially owned approximately 38% of the outstanding shares of our common stock. The current ownership position of Mr. Whitmore and his affiliates could delay, deter or prevent a change of control or adversely affect the price that investors might be willing to pay in the future for shares of our common stock. The interests of Mr. Whitmore and his affiliates may differ from the interests of our other stockholders and they may vote the common stock they beneficially own in ways with which our other stockholders disagree. R. Janet Whitmore, one of our directors since 2003, is the sister of Mr. Whitmore.

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

Item 2. Properties

We operate two facilities in the Chicago suburbs - a 36,000 square-foot production, research and headquarters facility in Romeoville, Illinois and a 20,000 square-foot production facility in Burr Ridge, Illinois. We also lease a 9,000 square-foot offsite warehouse in the vicinity of the Romeoville facility.

Our manufacturing operations in Burr Ridge are certified under ISO 9001:2008, and we believe that our manufacturing operations are within the cGMP requirements of the FDA for products that require such compliance. Our facilities are also ISO 14001:2004 certified which is the international standard for environmental management. The Burr Ridge facility has a quality control laboratory designed for the dual purposes of validating operations to cGMP and ISO standards and production process control. This laboratory is equipped to handle many routine analytical and in-process techniques that are currently required.

The Romeoville facility houses our headquarters, advanced engineering, manufacturing (including nanoparticle coating, nanoparticle dispersion and pilot-scale manufacturing) and three applications development laboratories. All Romeoville manufacturing processes are certified to ISO 9001:2008 and ISO 14001:2004, and we believe that the manufacturing of nanoparticle coating used for sunscreens and personal care is in compliance with the cGMP requirements of the FDA.

We lease our Romeoville and Burr Ridge facilities. On October 18, 2005, we entered into a Lease Amendment amending the then-current lease for the facility in Romeoville, Illinois, which, among other things, extended the term of such lease through December 31, 2015 (with our option to extend the term for up to two additional five-year periods). We renewed the Burr Ridge facility lease in September 2010, extending the terms through September 2014 (we subsequently exercised our option to extend the term through September 2015, and have the option to extend the term for up to two additional one-year periods). During 2013 we also renewed the lease for our offsite warehouse through August 2016.

We believe that our leased facilities provide sufficient capacity to fulfill current known customer demand as well as allow for the creation of substantial additional space to enable expansion of key production processes. We believe additional facilities could be obtained in the area at competitive prices if necessary to support growth. We believe that our capital expenditures made in 2013, and projected for 2014, will support currently anticipated demand from existing customers. Our actual future capacity requirements will depend on many factors, including new and potential customer acceptance of our current and potential nanomaterials and product applications, both expected and currently unplanned growth from existing customers, continued progress in our research and development activities and product testing programs and the magnitude of these activities and programs.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information; Holders; Dividends

Our common stock is traded on the OTCQB marketplace, operated by OTC Markets Group, since voluntarily delisting from the NASDAQ Capital Market on March 20, 2012. Our symbol, “NANX”, did not change as a result of this venue transfer. The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock on the OTCQB marketplace (or the NASDAQ Capital Market, as applicable):

	High	Low
Fiscal year ended December 31, 2013:
First Quarter	$0.59	$0.40
Second Quarter	0.63	0.28
Third Quarter	0.61	0.40
Fourth Quarter	0.55	0.26
Fiscal year ended December 31, 2012:
First Quarter	$0.77	$0.15
Second Quarter	0.60	0.26
Third Quarter	0.39	0.27
Fourth Quarter	0.42	0.27

On March 14, 2014, the last reported sale price of our common stock was $0.54 per share, and there were approximately 116 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently anticipate paying any cash dividends or other distributions on our common stock in the foreseeable future. We intend instead to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plan

The following table gives information about our common stock that may be issued upon the exercise of options and rights under all of our existing compensation plans on December 31, 2013, including the 2001 Equity Compensation Plan and the 2010 Equity Compensation Plan (the “2010 Equity Plan”). The 2010 Equity Plan replaced the 2004 Equity Compensation Plan (the “2004 Plan”), the 2005 Non-Employee Director Restricted Stock Plan (as amended, the “2005 Plan”), and the Amended and Restated 2006 Stock Appreciation Rights Plan (the “2006 Plan”).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans Approved by Shareholders	2,188,000	$1.31	980,000
Plans Not Approved by Shareholders	None	$—	None

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

Overview

Nanophase is an advanced materials and applications developer and commercial manufacturer with an integrated family of materials technologies. We produce engineered nano and sub-micron materials for use in a variety of diverse markets: personal care including sunscreens, architectural coatings, industrial coating ingredients, abrasion-resistant additives, plastics additives, medical diagnostics, energy, and a variety of surface finishing technologies (polishing) applications. We target markets in which we believe practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Recently developed technologies have made certain new products possible and opened potential new markets. For example, we have applied our skills at producing precisely defined nanomaterials to now create and sell sub-micron material products. Our focus is on customer need where we believe we have an advantage, as opposed to finding uses for one particular technology. We expect growth in end-user (manufacturing customers, including customers of our customers) adoption in 2014 and beyond. Our initiatives in targeted market areas are progressing at differing rates of speed, but we have been broadly moving through testing and development cycles, and in a number of cases believe we are approaching first revenue or next stage revenue with particular customers in the industries referenced above. During 2013 we developed new solutions in the surface finishing technologies (polishing) and energy-management areas that were first presented to potential customers during the year. We believe that successful introduction of our materials with manufacturers may lead to follow-on orders for other materials in their applications. We expect that we will both work more deeply with current customers and attract additional customers, which should help us achieve growth in these markets in 2014 and beyond.

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

Certain assumptions are necessary to assess the impact of risks and uncertainties on the financial information, such as cash flow projections, availability of capital if needed to support the ongoing operations of the business, and our expected compliance with contractual commitments. Any changes in those plans or assumptions could have a material impact on our liquidity and financial condition.

Results of Operations

Years Ended December 31, 2013 and 2012

Total revenue decreased to $9,590,000 in 2013, compared to $10,037,000 in 2012. A substantial majority of our revenue for each year is from our largest customers, in particular sales to our largest customer in personal care and sunscreen applications. Product revenue, the primary component of our total revenue, decreased to $9,566,000 in 2013, compared to $9,725,000 in 2012. The decrease in product revenue was primarily attributed to a decline of legacy business in the polishing market with our formerly second largest customer, nearly offset by increased sales to our largest customer and purchases by smaller or newly established customers associated with our customer direct selling model. Revenue from our top three customers was approximately 72%, 6% and 5%, respectively, in 2013, compared to 67%, 4% and 5% in 2012.

Other revenue decreased to $24,000 in 2013, compared to $312,000 in 2012. The majority of this other revenue ($279,000 in 2012) was comprised of royalties received from a license agreement which expired on March 31, 2013, and as such we anticipate our other revenue will continue at 2013 levels in the future.

We use certain elements classified as “Rare Earth” elements in some of our processes, specifically cerium oxide in polishing applications. On a worldwide basis, the vast majority of these elements are currently supplied by China. Due to export limitations imposed by China from 2010 - 2012, the supply of all Rare Earth elements was drastically reduced. This created significant issues with availability of acceptable materials and, if available, a substantial increase in cost. We have historically been successful in passing material costs through to our customers. While pricing and availability concerns eased significantly during 2012, the recent supply issue and severity of the price fluctuations brings incremental uncertainty for customer acceptance of our related polishing business going forward. The long-term success of this area will be directly impacted by the supply and cost of Rare Earth elements, specifically cerium oxide.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue decreased to $7,030,000 in 2013, compared to $7,396,000 in 2012. The decrease in cost of revenue was primarily driven by the decrease in product revenue volume, as well as a reduction in depreciation expense related to fully depreciated equipment and efficiencies gained in the production system. We expect to continue new nanomaterial development, primarily using our NanoArc® synthesis and dispersion technologies, for targeted applications and new markets during 2014 and beyond. At current revenue levels we have generated a positive gross margin, though margins have been impeded by not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support significantly higher levels of production. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to continue to cut costs and pass commodity market-driven raw materials increases on to customers. As product revenue volume increases, this should result in our fixed manufacturing costs being more efficiently absorbed, leading to increased margins. We expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets, but may or may not continue to realize absolute dollar gross margin growth through 2014 and beyond, dependent upon the factors discussed above.

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

Research and development expense increased to $1,679,000 in 2013, compared to $1,627,000 in 2012. The primary reason for this increase was the development of new material solutions in the energy sector and related intellectual property costs. Having completed basic development of these new products and now in shifting to the refinement stage, we expect research and development expense to decrease slightly in 2014.

Selling, general and administrative expense decreased to $3,372,000 in 2013, compared to $3,403,000 in 2012. The small net decrease was primarily attributed to modest efficiencies gained in cost centers. We expect 2014 costs to be near 2013 levels, and if certain initiatives are successful, potentially higher.

Interest income increased to $1,501 in 2013, compared to $57 in 2012. The increase was primarily due to small investment yields not offset by bank related fees.

Inflation

We believe inflation has not had a material effect on our operations or financial position. However, supplier price increases and wage and benefit inflation, both of which represent a significant component of our costs of operations, may have a material effect on our operations and financial position in 2014 and beyond if we are unable to pass through any increases under present contracts or through to our markets in general.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments amounted to $3.3 million as of December 31, 2013, compared to $4.2 million on December 31, 2012. The net cash used in our operating activities for the year ended December 31, 2013 was $0.5 million compared to $0.6 million on December 31, 2012. The 2013 figure includes $0.8 million in working capital benefit related to the timing of receivables collections and fourth quarter shipment dates, while the 2012 figure includes $0.5 million in working capital benefit which was largely the result of the decrease in cerium oxide costs and the sale of material purchased prior to 2012. Net cash used in investing activities amounted to $0.3 million for the year ended December 31, 2013, compared to $0.2 million for the year ended December 31, 2012. Capital expenditures amounted to $0.3 million (with no new capital leases) and $0.3 million (including $0.1 million in capital leases) for the years ended December 31, 2013 and 2012, respectively. Net cash used in financing activities was less than $0.1 million in 2013, compared to $2.2 million in cash provided by financing activities in 2012. During 2012 we completed a fully subscribed stockholder rights offering, pursuant to which our existing stockholders exercising their basic and oversubscription rights purchased a total of 7.25 million shares of our common stock, which was the maximum number of shares offered in the rights offering, at a price of $0.33 per share. We received approximately $2.2 million in proceeds from the rights offering, net of costs.

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under these agreements require that we maintain a minimum of $1 million in cash, cash equivalents and certain investments, and that we not have the acceleration of any debt maturity having a principal amount of more than $10 million, in order to avoid triggering the customer’s potential right to transfer certain technology and equipment to that customer at a contractually defined price. We had approximately $3.3 million in cash, cash equivalents and investments on December 31, 2013, and no debt.

We believe that cash from operations and cash, cash equivalents and investments on hand will be adequate to fund our operating plans through 2014. Our actual future capital requirements in 2014 and beyond will depend, however, on many factors, including customer acceptance of our current and potential nanomaterials and product applications, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell our materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, we expect that capital spending relating to currently known capital needs for 2014 will be between $200,000 and $400,000. If those projects are delayed or ultimately prove unsuccessful, we would expect our capital requirements to be toward the lower end of the range. Similarly, substantial success in business development projects may cause the actual 2014 capital investment to exceed the top of this range.

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

On December 31, 2013, we had a net operating loss carryforward of approximately $79 million for income tax purposes. Because the Company may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the remaining carryforward will expire at various dates between January 1, 2018 and December 31, 2033. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. Changes in Illinois state tax law beginning in 2011 will impact net loss carryforward duration and utilization on the state tax level.

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

Item 8.  Financial Statements and Supplementary Data

The financial statements, with the report of independent auditors, listed in Item 15 appear on pages F-1 through F-16 of this Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria established in Internal Control–Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting. The Company’s management, including Mr. Jankowski, the CEO, and Mr. Cesario, the CFO, confirms that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Set forth below is certain information regarding the directors of the Company.

Name	Age	Position with Company	Served as Director Since	Term Expires	Class
James A. Henderson	79	Chairman of the Board of Directors	2001	2016	I
James A. McClung, Ph.D.	76	Director	2000	2016	I
R. Janet Whitmore	59	Director	2003	2016	I
Jess A. Jankowski	48	President, Chief Executive Officer and Director	2009	2014	II
Richard W. Siegel, Ph.D.	76	Director	1989	2014	II
W. Ed Tyler	61	Director	2011	2014	II
George A. Vincent, III	69	Director	2007	2015	III

Mr. Henderson has served as a director of the Company since July 2001 and Chairman of the Board of Directors since August 2011. He retired as Chairman and Chief Executive Officer of Cummins Engine Company (now Cummins Inc.) in December 1999, after joining the company in 1964. Mr.

Henderson became President and Chief Operating Officer of Cummins in 1977, was promoted to President and Chief Executive Officer in 1994 and served as Chairman and Chief Executive Officer from 1995 until his retirement in 1999. Mr. Henderson attended Culver Military Academy, holds an A.B. in public and international affairs from Princeton University and an M.B.A. from Harvard Business School. Mr. Henderson previously served as a director of AT&T, Inc., International Paper, Rohm & Haas, Hillenbrand, Inc., Inland Steel, and Ryerson, Inc. He serves as Chairman Emeritus of the Board of the Culver Education Foundation and is a past Chair of the Princeton University Board of Trustees. We believe that Mr. Henderson’s extensive and diverse background in corporate leadership in technology-based companies, operations experience, and business acumen makes him a valuable member of our Board of Directors.

Mr. McClung has served as a director of the Company since February 2000, and is chairman of the Audit and Finance Committee. Currently he is Chairman & CEO of Lismore International. He retired as a senior vice president and executive officer for FMC Corporation (which has since been split into 3 public corporations: FMC Corp; FMC Technologies; JB Technologies), a leading producer of a diversified portfolio of chemicals and machinery. He has over 30 years of global business development and experience in over 75 countries, having managed and developed new technologies and production processes for diversified global businesses, including specialized chemicals and machinery, while living in the United States, Europe and Africa. In addition to currently serving on the Nanophase Board, he previously served on other corporate boards: Alticor (Amway); NCCI; Turtle Wax; Beaulieu Corp; and Hu-Friedy. He was a founding member of the US-Russia Business Council and is active in other international business organizations, such as Japan American Society, Chicago Council on Global Affairs, Executive Club of Chicago, and the Economic Club of Chicago. He serves as a board trustee at Thunderbird School of Global Management and Board Emeritus Trustee for the College of Wooster (Ohio). Mr. McClung earned a bachelor’s degree from College of Wooster (Ohio), a master’s degree from the University of Kansas, and a doctorate from Michigan State University. We believe that Mr. McClung’s extensive global business development and worldwide management experience, including experience in the specialty chemical industry, make him a valuable member of our Board of Directors.

Ms. Whitmore joined the board in November 2003. She is a former director of Silverleaf Resorts, Inc., where she served as Chairman of the Compensation Committee and as a member of the Audit Committee. She is also a former director of Epoch Biosciences, a supplier of proprietary products used to accelerate genomic analysis. Ms. Whitmore is Founder of Benton Consulting, LLC, which specializes in business development and processes. From 1976 through 1999, Ms. Whitmore held numerous engineering and finance positions at Mobil Corporation, including Mobil’s Chief Financial Analyst and Controller of Mobil’s Global Petrochemicals Division. Ms. Whitmore holds a B.S. degree in Chemical Engineering from Purdue University and an M.B.A. from Lewis University. We believe that Ms. Whitmore’s combination of global financial, engineering, and management expertise makes her a valuable member of our Board of Directors.

Mr. Jankowski joined the board in February 2009. He has served as the Company’s President and Chief Executive Officer since that time. After joining the Company in 1995, Mr. Jankowski held offices including Vice President of Finance, Chief Financial Officer, Secretary, Treasurer and Controller. From 1990-1995 he served as Controller for two building and public works contractors in the Chicago area, during which time he had significant business development responsibilities. From 1986 to 1990, he worked for Kemper Financial Services in their accounting control corporate compliance unit, serving as unit supervisor during his last two years. Mr. Jankowski holds a B.S. from Northern Illinois University and an M.B.A. from Loyola University. He served on the TechAmerica Midwest Board from 2008 to 2012 and was an active member of the TechAmerica Midwest CFO Committee from 2006 through 2008. He was appointed to the Advisory Board of the Nanobusiness Commercialization Association in 2009. Mr. Jankowski was also appointed to the Romeoville Economic Development Commission and served from 2004 to 2010. He has also served on the advisory board of NITECH (Formerly WESTEC), an Illinois Technology Enterprise Center focusing on the commercialization of advanced manufacturing technologies from 2003 to 2008. In 2009, Mr. Jankowski was appointed to the board of directors of the Northern Illinois Technology Foundation, an economic development and technology transfer entity that is part of Northern Illinois University. We believe that Mr. Jankowski’s long-term and intimate experience with Nanophase operations, along with his financial and management expertise, makes him a valuable member of our Board of Directors.

Dr. Siegel is a co-founder of the Company and has served as a director of the Company since 1989. Dr. Siegel served as a consultant to the Company from 1990 to 2002 with regard to the application and commercialization of nanomaterials. Dr. Siegel is an internationally recognized scientist in the field of nanomaterials. During his tenure on the research staff at Argonne National Laboratory from July 1974 to May 1995, he was the principal scientist engaged in research with the laboratory-scale synthesis process that was the progenitor of the Company’s physical-vapor-synthesis production system. Dr. Siegel has been the Robert W. Hunt Professor in Materials Science and Engineering at Rensselaer Polytechnic Institute since June 1995, and served as Department Head from 1995 to 2000. In April 2001, Dr. Siegel became the founding Director of the newly created Rensselaer Nanotechnology Center at the Institute. During the period from 1995 until 1998, he was also a visiting professor at the Max Planck Institute for Microstructure Physics in Germany on an Alexander von Humboldt Research Prize received in 1994. During the period from 2003 until 2004 he was a visiting professor in Japan on a RIKEN Eminent Scientist Award. He chaired the World Technology Evaluation Center worldwide study of nanostructure science and technology for the U.S. government, has served on the Council of the Materials Research Society and as Chairman of the International Committee on Nanostructured Materials. He also served on the Committee on Materials with Sub-Micron Sized Microstructures of the National Materials Advisory Board and was the co-chairman of the Study Panel on Clusters and Cluster-Assembled Materials for the U.S. Department of Energy. He served on the Nanotechnology Technical Advisory Group to the U.S. President’s Council of Advisors on Science and Technology during 2003-2009. Dr. Siegel holds an A.B. degree in physics from Williams College and an M.S. degree and Ph.D. from the University of Illinois at Urbana-Champaign. We believe that Dr. Siegel’s value to its Board of Directors, as co-founder of the Company and inventor of its initial base technology, is self-explanatory.

Mr. Tyler joined Nanophase as a director in January 2011. Mr. Tyler is Chairman of the Board of First Industrial Realty Trust, where he has served as a director since 2000. He has also served in recent leadership positions at Ideapoint Ventures, an early stage venture fund that focuses on nanotechnologies, and Industrial Nanotech, Inc., an entity which develops and sells nanomaterial solutions. Previously, Mr. Tyler served as President and CEO of Moore Corporation Limited, a provider of data capture, information design, marketing services, digital communications and print solutions. Mr. Tyler also worked for 24 years with R. R. Donnelley & Sons Company in Chicago, beginning his career as an electronics engineer and ultimately serving as Executive Vice President, Sector President, and Chief Technology Officer. He also was responsible for 77 Capital, an early stage venture capital subsidiary of Donnelley, where he was directly responsible for investment decisions and worked closely with the portfolio companies while participating on many of their boards. Mr. Tyler is a former Chairman of the American Red Cross (Mid-America Chapter) and Campaign Chairman of the United Way of Lake County, and serves as a director for several small, private companies. He is a member of the Board of Directors of Lake Forest Graduate School of Management, where he is also an adjunct faculty member. We believe that Mr. Tyler’s extensive and diverse background in corporate leadership in technology-based companies, operations experience, and business acumen makes him a valuable member of our Board of Directors.

Mr. Vincent has served as a director of the Company since November 2007. He is the retired Chairman and President of The HallStar Company, where he served as CEO for twenty years. HallStar is a chemical manufacturer and innovator specializing in material science, marketing its products worldwide, primarily into the polymer and personal care industries. Prior to HallStar, Mr. Vincent held positions in purchasing, sales, commercial development and strategic planning with FMC Corporation (chemicals) and General Electric Company (chemicals and plastics). Mr. Vincent has served as Chairman of the Illinois Manufacturers’ Association (IMA) and the Chemical Industry Council of Illinois (CICI), as well as Director of the American Chemistry Council (ACC). Mr. Vincent serves on the Boards of several closely-held companies in the chemicals and materials industry sector. Mr. Vincent holds a Bachelor of Arts degree in Chemistry from Dartmouth College and an M.B.A. degree from Harvard Business School. We believe that Mr. Vincent’s extensive experience in the chemicals industry and management leadership makes him a valuable member of our Board of Directors.

Meetings of the Board and Committees -- During the year ended December 31, 2013, the Board of Directors held five meetings. No director missed more than one board or committee meeting held during 2013 (for all committees on which a particular director served).

Committees of the Board of Directors -- The Board of Directors has established an Audit and Finance Committee, Compensation Committee and Nominating and Corporate Governance Committee. Each operates in accordance with its charter (available on our website www.nanophase.com under the “Investor Relations” section). The members of the Audit and Finance Committee are Mr. McClung (Chairman), Mr. Vincent and Dr. Siegel. The members of the Compensation Committee are Mr. Tyler (Chairman), Mr. Henderson, and Mr. Vincent. The members of the Nominating and Corporate Governance Committee are Mr. Henderson (Chairman), Mr. McClung, Dr. Siegel, Mr. Vincent, Mr. Tyler and Ms. Whitmore.

The Audit and Finance Committee generally has responsibility for retaining the Company’s independent public auditors, reviewing the plan and scope of the accountants’ annual audit, reviewing the Company’s internal control functions and financial management policies and reporting to the Board of Directors regarding all of the foregoing. The Audit and Finance Committee held seven meetings during 2013. The Board of Directors has determined that Mr. Vincent and Mr. McClung are the “audit committee financial experts” as described in applicable SEC rules. Each member of the Audit and Finance Committee is independent, as defined in applicable SEC rules.

The Compensation Committee generally has responsibility for establishing executive officer and key employee compensation, reviewing and establishing the Company’s executive compensation and reporting to the Board of Directors regarding the foregoing. The Compensation Committee also has responsibility for administering the 2010 Equity Plan, determining the number of options, if any, to be granted to the Company’s employees and consultants pursuant to the 2010 Equity Plan and reporting to the Board of Directors regarding the foregoing. Regarding most compensation matters, including executive compensation, our management provides recommendations to the Compensation Committee; however, the Compensation Committee does not delegate any of its functions to others in setting compensation. The Compensation Committee does not currently utilize external consultants in executive or director compensation matters. The Compensation Committee held three meetings during 2013. Each member of the Compensation Committee is independent, as defined in applicable SEC rules, is a “non-employee director” as defined in Rule 16b-3 under the Exchange Act and is an “outside director” as defined by the regulations under Section 162(m) of the Internal Revenue Code.

The Nominating and Corporate Governance Committee generally has responsibility for evaluating and nominating candidates to serve on the Board of Directors, and for establishing and reviewing our Corporate Governance Principles. Five of the six members of the Nominating and Corporate Governance Committee are independent, as defined in applicable SEC rules. The Nominating and Corporate Governance Committee held two meetings during 2013.

The Board of Directors considers its role in risk oversight to focus primarily on evaluating risk at the entity and strategic levels, with management primarily responsible for managing day-to-day risk factors and presenting summary materials for those positions to the Board of Directors. Consistent with this philosophy, the Board of Directors has no formal policy as to whether the roles of Chief Executive Officer and Chairman should be segregated or combined. The Board of Directors considers the circumstances of the Company and makes a determination as to the appropriate leadership structure for the Company at that time. As of the time of this filing, the positions of CEO and Chairman are held by two individuals – Mr. Henderson serves as Chairman and Mr. Jankowski serves as CEO. Mr. Henderson brings extensive experience in corporate leadership from his own working experience and from the many Boards on which he serves or has served in the past, and Mr. Jankowski is expected to benefit from that experience. The Board of Directors believes that is the most appropriate structure for the Company at this time. Under our Corporate Governance Principles, in the event that the Chairman of the Board is not an Outside Director, the Board will elect a lead independent director, who will have the responsibility to schedule and prepare agendas for meetings of the Outside Directors, communicate with the CEO, disseminate information to the rest of the Board and raise issues with management on behalf of the Outside Directors when appropriate. The Board evaluates its leadership structure on an ongoing basis and may change it as circumstances warrant.

The Board of Directors does not have a stated policy regarding diversity, although pursuant to our Corporate Governance Principles, diversity is one factor that the Nominating and Corporate Governance Committee considers when recommending directors for stockholder approval. The Board seeks experienced individuals for service who bring extensive experience in leadership, operations, finance, and engineering, particularly in areas directly applicable to the Company or its intended future endeavors.

EXECUTIVE OFFICERS

Set forth below is certain information regarding the executive officers of the Company as of the date of this Form 10-K who are not identified above as directors.

Name	Age	Position
Frank Cesario	44	Chief Financial Officer
Kevin Cureton	52	Vice President – Sales, Marketing and Business Development
Nancy Baldwin	62	Vice President - Human Resources and Investor Relations
Patrick Murray, Ph.D.	47	Vice President - Research and Development

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Exchange Act requires the Company’s officers (as defined under Section 16), directors and persons who beneficially own greater than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of the forms we have received and on written representations from certain reporting persons that no such forms were required for them, we believe that during 2013 all Section 16 filing requirements applicable to our officers, directors and 10% beneficial owners were complied with by such persons.

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to, among others, our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is posted on our Internet website www.nanophase.com under the “Investor Relations” section. In the event that we make any amendment to, or grants any waiver from, a provision of the Code of Ethics that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver on our website.

Item 11.  Executive Compensation

Compliance with Section 162(m)

The Compensation Committee currently intends for all compensation paid to the executive officers to be tax deductible to the Company pursuant to Section 162(m) of the Internal Revenue Code (“Section 162(m)”). Section 162(m) provides that compensation paid to the executive officers in excess of $1,000,000 cannot be deducted by the Company for Federal income tax purposes unless, in general, (1) such compensation is performance-based, established by a committee of outside directors and objective, and (2) the plan or agreement providing for such performance-based compensation has been approved in advance by stockholders. The Compensation Committee may determine to adopt a compensation program that does not satisfy the conditions of Section 162(m) if in its judgment, after considering the additional costs of not satisfying Section 162(m), it deems such program to be appropriate.

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation for each of our named executive officers in U.S. dollars for the financial years ended December 31, 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Jess Jankowski	2013	$291,174	$—	$29,428	$—	$32,020	$352,622
Chief Executive Officer	2012	$281,342	$48,000	$22,073	$—	$27,572	$378,987
Frank Cesario	2013	$164,351	$—	$12,752	$—	$7,793	$184,896
Chief Financial Officer	2012	$159,231	$13,000	$9,235	$—	$6,123	$187,589
Kevin Cureton	2013	$184,868	$—	$15,695	$—	$26,718	$227,281
Vice President Sales, Marketing, Business Development
Patrick Murray	2013	$171,790	$—	$15,695	$—	$26,157	$213,642
Vice President Research and Development	2012	$168,408	$20,000	$11,712	$—	$23,032	$223,152
Nancy Baldwin	2013	$162,338	$—	$12,752	$—	$15,061	$190,151
Vice President Human Resources and Investor Relations	2012	$155,654	$13,000	$9,235	$—	$12,747	$190,636

(1)

These amounts were earned in 2013 and 2012, but paid in early 2014 and 2013, respectively. Bonus compensation is driven by Company performance against its goals as ultimately determined by the Compensation Committee of the Board of Directors. A set of Company-level objectives is created at the beginning of the year, focusing on total revenue, revenue growth, particular sources of revenue growth, business development achievements, and cash flows and related targets, as well as a small discretionary component designed to capture items not specifically listed. Each measure has varying levels of achievement, which is reflected in the aggregate bonus measurement. The resulting bonus calculation is then applied to each individual’s bonus potential as a percentage of salary. Because total revenue did not increase during 2013, no bonus was awarded to any of the named executive officers for 2013.

(2)

The amounts in this column represent the aggregate fair value of awards granted in 2013 and 2012 fiscal years in accordance with FASB ASC Topic 718. See Note 10 of the notes to our financial statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining the FASB ASC Topic 718 values.

(3)	None.
(4)

The amounts in this column represent 401(k) match, health and life insurance. Health insurance benefits are the same for all employees. Life insurance is provided in the amount of one times the annual base salary with a maximum of $150,000.

Employment Agreements

Effective as of August 12, 2009, we entered into an employment agreement with Jess Jankowski in connection with his services as President and Chief Executive Officer. No term has been assigned to Mr. Jankowski’s employment agreement.

Pursuant to the terms of his employment agreement, Mr. Jankowski will receive an annual base salary of not less than $275,000. In addition, Mr. Jankowski will be eligible for discretionary bonuses for services to be performed as an executive officer of the Company based on performance and achieving milestones approved by our Board of Directors (the “Board”).

Mr. Jankowski will be eligible for such stock options and other equity compensation as the Board deems appropriate, subject to the provisions of the 2010 Equity Plan. Mr. Jankowski will also be entitled to the employee benefits made available by us generally to all of our other executive officers, subject to the terms and conditions of our employee benefit plan in effect from time to time.

In the event Mr. Jankowski’s employment is terminated other than for “cause” (as such term is defined in the employment agreement), Mr. Jankowski will receive a sum equal to Mr. Jankowski’s base salary in effect at the time of termination for 52 full weeks after the effective date of termination, payable in proportionate amounts on our regular pay cycle for professional employees, provided that Mr. Jankowski signs, without subsequent revocation, a separation agreement and release in a form acceptable to us. In addition, all stock options granted to Mr. Jankowski prior to termination will become fully vested and exercisable in accordance with the applicable option grant agreement and the 2010 Equity Plan. If he is terminated for cause, or if he resigns as an employee of the Company, Mr. Jankowski will not be entitled to any severance or other benefits accruing after the term of the employment agreement and such rights will be forfeited immediately upon the end of such term.

If, within two years after the occurrence of a change in control, as defined in his employment agreement, Mr. Jankowski’s employment is terminated other than for cause, his responsibilities or annual compensation are materially reduced without his prior consent, or we cease to be publicly held (each, a “Trigger”), then, subject to Mr. Jankowski signing, without subsequently revoking, a Separation Agreement and Release in a form acceptable to us, Mr. Jankowski will receive a sum equal to his base salary for 104 full weeks after the date the Trigger occurs. In addition, all stock options granted to Mr. Jankowski prior to the Trigger will become fully vested and exercisable in accordance with the applicable option grant agreement and the 2010 Equity Plan.

Effective as of June 24, 2009, we entered into an employment agreement with Mr. Frank Cesario providing for an annual base salary of not less than $150,000. We also granted to Mr. Cesario options to purchase up to 20,000 shares of common stock at an exercise price of $1.07 per share with options for one-third of such shares becoming exercisable on each of the first three anniversaries of the date of grant. No term has been assigned to Mr. Cesario’s employment agreement. As subsequently amended during 2012, if Mr. Cesario is terminated other than for “cause” (as such term is defined in Mr. Cesario’s employment agreement), Mr. Cesario will receive severance benefits in an amount equal to Mr. Cesario’s base salary for 26 weeks.

Effective as of November 28, 2012, we entered into an employment agreement with Mr. Kevin Cureton providing for an annual base salary of not less than $190,000. No term has been assigned to Mr. Cureton’s employment agreement. If Mr. Cureton is terminated other than for “cause” (as such term is defined in Mr. Cureton’s employment agreement), Mr. Cureton will receive severance benefits in an amount equal to Mr. Cureton’s base salary for 26-39 weeks, with the amount beginning at 39 weeks if terminated within the first year and declining annually to 26 weeks after three full years of employment. A signing bonus of $25,000 was paid upon Mr. Cureton’s acceptance of employment.

Effective as of September 25, 2008, we entered into an employment agreement with Dr. Patrick Murray providing for an annual base salary of not less than $150,000. No term has been assigned to Dr. Murray’s employment agreement. If Dr. Murray is terminated other than for “cause” (as such term is defined in Dr. Murray’s employment agreement), Dr. Murray will receive severance benefits in an amount equal to Dr. Murray’s base salary for 26 weeks.

Effective as of September 25, 2008, we entered into an employment agreement with Ms. Nancy Baldwin providing for an annual base salary of not less than $150,000. No term has been assigned to Ms. Baldwin’s employment agreement. If Ms. Baldwin is terminated other than for “cause” (as such term is defined in Ms. Baldwin’s employment agreement), Ms. Baldwin will receive severance benefits in an amount equal to Ms. Baldwin’s base salary for 26 weeks.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding each unexercised option held by each of our named executive officers as of December 31, 2013.

	OPTION AWARDS					STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE		OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SHARES OF STOCK THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET VALUE OF SHARES OF STOCK THAT HAVE NOT VESTED ($)
Jess Jankowski	11,000	-0-		$5.550	10/11/14
	10,000	-0-		$6.030	09/27/15
	15,000	-0-		$6.010	09/27/16
	18,000	-0-		$4.480	11/06/17
	23,000	-0-		$3.140	05/12/18
	30,000	-0-		$1.020	05/04/19
	27,000	-0-		$1.700	05/03/20
	56,666	28,334	(1)	$1.260	05/02/21
	32,667	65,333	(2)	$0.300	08/07/22
	-0-	90,000	(3)	$0.415	02/14/23
						—	—
Frank Cesario	20,000	-0-		$1.070	06/24/19
	20,000	-0-		$1.700	05/03/20
	20,666	10,334	(1)	$1.260	05/02/21
	13,667	27,333	(2)	$0.300	08/07/22
	-0-	39,000	(3)	$0.415	02/14/23
						—	—

Kevin Cureton	17,333	34,667	(4)	$0.300	11/28/22
	-0-	48,000	(3)	$0.415	02/14/23
						—	—
Patrick Murray	3,000	-0-		$5.550	10/11/14
	3,000	-0-		$6.030	09/27/15
	9,000	-0-		$6.010	09/27/16
	9,000	-0-		$4.480	11/06/17
	16,000	-0-		$3.140	05/12/18
	30,000	-0-		$1.020	05/04/19
	27,000	-0-		$1.700	05/03/20
	28,667	14,333	(1)	$1.260	05/02/21
	17,333	34,667	(2)	$0.300	08/07/22
	-0-	48,000	(3)	$0.415	02/14/23
						—	—
Nancy Baldwin	3,000	-0-		$5.550	10/11/14
	7,500	-0-		$6.010	09/27/16
	9,000	-0-		$4.480	11/06/17
	15,000	-0-		$3.140	05/12/18
	30,000	-0-		$1.020	05/04/19
	27,000	-0-		$1.700	05/03/20
	20,667	10,333	(1)	$1.260	05/02/21
	13,667	27,333	(2)	$0.300	08/07/22
	-0-	39,000	(3)	$0.415	02/14/23
						—	—

(1)	The grants expiring May 2, 2021 vest in three equal installments on May 2, 2012, 2013 and 2014.
(2)	The grants expiring August 7, 2022 vest in three equal installments on August 7, 2013, 2014 and 2015.
(3)	The grants expiring February 14, 2023 vest in three equal installments on February 14, 2014, 2015 and 2016.
(4)	The grant expiring November 28, 2022 vests in three equal installments on November 28, 2013, 2014 and 2015.

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

Payments. The following table quantifies the estimated payments that would be made in each covered circumstance to our named executive officers:

NAME	TERMINATION BY COMPANY WITHOUT CAUSE (1)	CHANGE IN CONTROL (2)	INVOLUNTARY TERMINATION IN CONNECTION WITH OR FOLLOWING A CHANGE IN CONTROL (3)
Jess Jankowski	$301,000	$26,930	$602,000
Frank Cesario	$82,500	$11,435	$82,500
Kevin Cureton	$126,667	$14,320	$126,667
Patrick Murray	$90,000	$14,320	$90,000
Nancy Baldwin	$82,500	$11,435	$82,500

(1)

This amount represents the severance benefits that would be received under the executive officer’s employment agreement as described had the executive officer been terminated by the Company without cause on December 31, 2013.

(2)

This amount represents an estimate of the value that would have been received under the equity compensation plans had a change in control occurred as of December 31, 2013 and the executive officers benefited from an acceleration of vesting in the equity-based plan awards, as described above. For this purpose, the closing price of our common stock as of December 31, 2013 was used. The amount represents the difference between the exercise price of any unvested options and $0.54.

(3)

This amount represents an estimate of the payments and value, in addition to any acceleration of vesting of equity-based awards, that would have been received by the executive officers had the executive officers been terminated by the Company without cause on December 31, 2013 in connection with a change in control on this date.

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

In 2013, we paid $5,500 as quarterly compensation to the Chairman of the Board of Directors, for an annual rate of $22,000. We paid $4,500 as quarterly compensation to the Chairman of the Audit and Finance Committee and to the Chairman of the Compensation Committee totaling $18,000 to each. All other Outside Directors were paid $4,000 each as quarterly compensation, which amounts to an annual total of $16,000 per each other Outside Director for services performed in their capacity as a director.

During the first quarter of 2013, we granted our Outside Directors stock options totaling 69,000 shares under the 2010 Equity Plan, as follows: the Chairman of the Board of Directors received stock options to purchase 15,000 shares of our common stock, the Chairman of the Audit and Finance Committee and the Chairman of the Compensation Committee each received stock options to purchase 12,000 shares of our common stock and each of our other Outside Directors received stock options to purchase 10,000 shares of our common stock. Our Outside Directors had the following shares of our common stock underlying stock options (both vested and unvested) outstanding as of December 31, 2013: Mr. Henderson: 40,000 shares; Mr. McClung: 36,000 shares; Mr. Vincent: 44,000 shares; Ms. Whitmore: 30,000 shares; Mr. Siegel: 30,000 shares; and Mr. Tyler: 32,000 shares.

Prior to 2011, we granted our Outside Directors stock appreciation rights (SARs) totaling 106,750 shares, under our Amended and Restated 2006 Stock Appreciation Rights Plan and subsequently under the 2010 Equity Plan as approved by the shareholders in August of 2010. No awards were granted during 2012 or 2013. The SARs granted vested immediately and are payable upon the directors’ termination from the position of director. The fair value of the liability for the 73,500 shares that were outstanding on December 31, 2013 was approximately $8,000.

In 2012, we paid $5,500 as quarterly compensation to the Chairman of the Board of Directors totaling $22,000. We paid $4,500 as quarterly compensation to the Chairman of the Audit and Finance Committee and Vice Chairman (role discontinued after 2012) totaling $18,000 each. We paid all other Outside Directors $4,000 each as quarterly compensation, amounting to an annual total of $16,000 per Outside Director for services performed in their capacity as directors.

In 2005, we adopted, and our stockholders approved, the 2005 Non-Employee Director Restricted Stock Plan (the “Director Restricted Stock Plan”) which reserved 150,000 shares of our common stock to be issued to Outside Directors in the form of restricted shares. In 2005, no awards were made under the Director Restricted Stock Plan. In 2005, we also adopted the Non-Employee Director Deferred Compensation Plan (the “Director Deferred Compensation Plan”) which permits an Outside Director to defer the receipt of director fees until separation from service or the Company undergoes a change in control. We amended the Director Restricted Stock Plan in 2005 to permit an Outside Director to defer receipt of restricted stock granted under it. The deferred restricted shares are accounted for under the Director Deferred Compensation Plan and issued upon separation from service or the Company’s change in control. Under the Director Deferred Compensation Plan, the deferred fees that would have been paid in cash are deemed invested in 5 year U.S. Treasury Bonds during the deferral period. The accumulated hypothetical earnings are paid following the Outside Director’s separation from service or the Company’s change in control. The deferred fees that would have been paid as restricted shares are deemed invested in our common stock during the deferral period. The Director Deferred Compensation Plan is an unfunded, nonqualified deferred compensation arrangement. In 2009, all Outside Directors elected to defer receipts of all of the restricted shares they became entitled to under the Director Restricted Stock Plan, which was consolidated into the 2010 Equity Plan.

All Outside Directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board and committee meetings.

2013 Outside Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Stock Appreciation Rights ($)	Total($)
James A. Henderson	$22,000	$4,905	—	$26,905
James A. McClung	$18,000	$3,924	—	$21,924
W. Ed Tyler	$18,000	$3,924	—	$21,924
R. Janet Whitmore	$16,000	$3,270	—	$19,270
George A. Vincent, III	$16,000	$3,270	—	$19,270
Dr. Richard Siegel	$16,000	$3,270	—	$19,270

(1)

The amounts in this column represent the aggregate fair value of awards granted in fiscal 2013 in accordance with FASB ASC Topic 718. See Note 10 of the notes to our financial statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining the FASB ASC Topic 718 values.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF MANAGEMENT

AND PRINCIPAL STOCKHOLDERS

The following table sets forth, as of March 14, 2014 certain information with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of common stock, (2) each of our directors, (3) each of our named executive officers and (4) all of our executive officers and directors as a group.

Name	Number of Shares Beneficially Owned (1)		Percent of Shares Beneficially Owned
Bradford T. Whitmore	10,683,739	(2)	37.5%
Spurgeon Corporation	3,034,710	(3)	10.7%
Grace Brothers, Ltd.	2,433,300	(4)	8.6%
John H. Conley, Jr.	1,940,000	(5)	6.8%
James A. Henderson	180,000	(6)	*
Richard W. Siegel, Ph.D.	406,504	(7)	1.4%
James A. McClung	67,653	(8)	*
W. Ed Tyler	17,333	(9)	*
R. Janet Whitmore	687,398	(10)	2.4%
George A. Vincent, III	29,333	(11)	*
Jess A. Jankowski	321,468	(12)	1.1%
Kevin Cureton	33,333	(13)	*
Patrick Murray, Ph.D.	174,836	(14)	*
Nancy Baldwin	150,154	(15)	*
Frank J. Cesario	128,117	(16)	*
All executive officers and directors as a group (11 persons)	2,196,129	(17)	7.6%

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

(2)

Includes 2,433,300 shares of common stock held by Grace Brothers, Ltd., 601,410 shares of common stock held by Grace Investments, Ltd. and 7,649,029 shares held by Bradford T. Whitmore. Mr. Whitmore is a general partner of both Grace entities. In such capacities, Mr. Whitmore shares voting and investment power with respect to the shares of common stock held by the Grace entities. This information is based on information reported on Form 4 filed on May 8, 2013 with the SEC. The address of the stockholder is 1560 Sherman Avenue, Suite 900, Evanston, Illinois 60201.

(3)

Includes 2,433,300 shares of common stock held by Grace Brothers, Ltd. and 601,410 shares of common stock held by Grace Investments, Ltd. Spurgeon Corporation is a general partner of both Grace entities and shares voting and investment power with respect to the shares of common stock held by such Grace entities. This information is based on information reported on the Form 4 referenced above. The address of the stockholder is 1560 Sherman Avenue, Suite 900, Evanston, Illinois 60201.

(4)	This information is based on information reported on the Form 4 referenced above. The address of the stockholder is 1560 Sherman Avenue, Suite 900, Evanston, Illinois 60201.

(5)	This information is based on information reported on Schedule 13G filed with the SEC on February 5, 2014. The address of the stockholder is 8 Rene Carr Street, Elkton, Maryland 21921.

(6)	Includes Mr. Henderson’s 20,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2014.

(7)	Includes Dr. Siegel’s 16,666 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2014.

(8)	Includes Mr. McClung’s 20,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2014, as well as 30,071 shares held by his spouse.

(9)	Includes Mr. Tyler’s 17,333 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2014.

(10)	Includes Ms. Whitmore’s 16,666 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2014, as well as 32,675 shares held by her daughter.

(11)	Includes Mr. Vincent’s 29,333 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2014.

(12)	Includes Mr. Jankowski’s 281,667 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2014, as well as 1,000 shares held by his spouse.

(13)	Includes Mr. Cureton’s 33,333 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2014.

(14)	Includes Dr. Murray’s 173,333 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2014.

(15)	Includes Ms. Baldwin’s 149,167 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2014.

(16)	Includes Mr. Cesario’s 97,667 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2014.

(17)	Includes all executive officers and directors as a group’s 855,165 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 15, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Under our Audit and Finance Committee’s charter, the Audit and Finance Committee must review and approve all related person transactions in which any executive officer, director, director nominee or more than 5% stockholder, or any of their immediate family members, has a direct or indirect material interest. The Audit and Finance Committee may not approve a related person transaction unless it is in, or not inconsistent with, our best interests and, where applicable, the terms of such transaction are at least as favorable to us as could be obtained from an unrelated third party.

We did not engage in any transactions in which a related person had or will have a direct or indirect material interest during 2012 or 2013. No such transactions are currently contemplated.

Director Independence. The Board of Directors has determined that the following directors are “independent” as that term is defined in the rules and regulations of the SEC and the NASDAQ Stock Market: Mr. McClung, Mr. Henderson, Dr. Siegel, Mr. Tyler and Mr. Vincent. Though we are no longer listed on NASDAQ, our Board of Directors used the NASDAQ listing standards in making its independence determinations.

The Board of Directors has established an Audit and Finance Committee, Compensation Committee and Nominating and Corporate Governance Committee. The members of the Audit and Finance Committee are Mr. McClung (Chairman), Mr. Vincent, and Dr. Siegel. The members of the Compensation Committee are Mr. Tyler (Chairman), Mr. Henderson, and Mr. Vincent. The members of the Nominating and Corporate Governance Committee are Mr. Henderson (Chairman), Mr. McClung, Dr. Siegel, Mr. Vincent, Mr. Tyler and Ms. Whitmore.

Item 14.  Principal Accountant Fees and Services

Audit Fees. The aggregate amount billed by our principal accountant, McGladrey LLP, for audit services performed for the fiscal years ended December 31, 2013 and 2012 was approximately $145,000 and $139,000, respectively. Audit services include the auditing of financial statements and quarterly reviews.

Audit Related Fees. Total audit related fees billed by McGladrey LLP was approximately $4,000 and $18,000 for the years ended December 31, 2013 and 2012, which may include costs incurred for reviews of registration statements, assistance with Staff comment letters, and consultation on various accounting matters in support of our financial statements.

Tax Fees. There were no fees billed by our principal accountant for tax related services for the fiscal years ended December 31, 2013 and 2012.

All Other Fees. Other than those fees described above, during the fiscal years ended December 31, 2013 and 2012, there were no other fees billed for services performed by our principal accountant.

All of the fees described above were approved by our Audit and Finance Committee.

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

Report of McGladrey LLP, Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2013 and 2012
Statements of Operations for the Years Ended December 31, 2013 and 2012
Statements of Stockholders’ Equity for the Years Ended December 31, 2013 and 2012
Statements of Cash Flows for the Years Ended December 31, 2013 and 2012
Notes to Financial Statements

2.

A list of exhibits required to be filed as part of this Form 10-K is set forth in the Exhibit Index beginning on page E-1 of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

NANOPHASE TECHNOLOGIES CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Nanophase Technologies Corporation

We have audited the accompanying balance sheets of Nanophase Technologies Corporation as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nanophase Technologies Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Schaumburg, Illinois

March 28, 2014

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	(in thousands except share and per share data)
	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$3,276	$4,124
Investments	30	30
Trade accounts receivable, less allowance for doubtful accounts of $6 on December 31, 2013 and 2012	52	1,031
Other receivables	1	27
Inventories, net	976	1,139
Prepaid expenses and other current assets	202	241

Total current assets	4,537	6,592
Equipment and leasehold improvements, net	2,464	3,028
Other assets, net	27	30

	$7,028	$9,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$31	$35
Accounts payable	503	680
Accrued expenses	323	485

Total current liabilities	857	1,200

Long-term portion of capital lease obligations	10	63
Long-term deferred rent	633	636
Asset retirement obligations	160	154

Total long-term liabilities	803	853

Contingent liabilities	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 28,481,496 and 28,458,162 shares issued and outstanding on December 31, 2013 and December 31, 2012 , respectively	285	285
Additional paid-in capital	95,761	95,512
Accumulated deficit	(90,678)	(88,200)

Total stockholders’ equity	5,368	7,597

	$7,028	$9,650

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

	(in thousands except share and per share data)
	Years ended December 31,
	2013	2012
Revenue:
Product revenue	$9,566	$9,725
Other revenue	24	312

Total revenue	9,590	10,037
Operating expense:
Cost of revenue	7,030	7,396

Gross profit	2,560	2,641
Research and development expense	1,679	1,627
Selling, general and administrative expense	3,372	3,403

Loss from operations	(2,491)	(2,389)
Interest income	2	—
Interest expense	(12)	(7)
Other, net	23	3

Loss before provision for income taxes	(2,478)	(2,393)
Provision for income taxes	—	—

Net loss	$(2,478)	$(2,393)

Net loss per share-basic and diluted	(0.09)	(0.10)

Weighted average number of basic and diluted common shares outstanding	28,469,393	24,476,605

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands except share data)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated Deficit
Description	Shares	Amount	Shares	Amount	Capital		Total
Balance on December 31, 2011	—	$—	21,208,162	$212	$93,071	$(85,807)	$7,476

Shareholder rights offering, net of costs	—	—	7,250,000	73	2,148	—	2,221
Stock-based compensation	—	—	—	—	293	—	293
Net loss for the year ended December 31, 2012	—	—	—	—	—	(2,393)	(2,393)

Balance on December 31, 2012	—	$—	28,458,162	$285	$95,512	$(88,200)	$7,597

Stock option exercises	—	—	23,334	—	7	—	7
Stock-based compensation	—	—	—	—	242	—	242
Net loss for the year ended December 31, 2013	—	—	—	—	—	(2,478)	(2,478)

Balance on December 31, 2013	—	$—	28,481,496	$285	$95,761	$(90,678)	$5,368

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

	(in thousands)
	Years ended December 31,
	2013	2012
Operating activities:
Net loss	$(2,478)	$(2,393)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	875	982
Share-based compensation	242	291
(Gain) Loss on disposal of equipment	(23)	4
Allowance for excess inventory quantities	52	—
Changes in assets and liabilities related to operations:
Trade accounts receivable	979	(153)
Other receivables	26	(13)
Inventories	111	200
Prepaid expenses and other assets	39	151
Accounts payable	(180)	355
Accrued expenses	(165)	(24)

Net cash used in operating activities	(522)	(600)

Investing activities:
Proceeds from disposal of equipment	23	—
Acquisition of equipment and leasehold improvements	(279)	(152)
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	(20)	(15)

Net cash used in investing activities	(276)	(167)

Financing activities:
Principal payment on capital leases	(57)	(23)
Proceeds from shareholder rights offering, net of costs	—	2,220
Proceeds from exercise of stock options	7	—

Net cash (used in) provided by financing activities	(50)	2,197

(Decrease) increase in cash and cash equivalents	(848)	1,430
Cash and cash equivalents at beginning of period	4,124	2,694

Cash and cash equivalents at end of period	$3,276	$4,124

Supplemental cash flow information:
Interest paid	$12	$7

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$23	$20

Capital lease obligations incurred in the purchase of equipment	$—	$120

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share and per share data or as otherwise noted herein)

(1)	Description of Business

Nanophase is an advanced materials and applications developer and commercial manufacturer with an integrated family of nanomaterial technologies. We produce engineered materials for use in a variety of diverse markets: personal care including sunscreens, architectural coatings, industrial coating ingredients, abrasion-resistant additives, plastics additives, medical diagnostics, energy, and a variety of surface finishing technologies (polishing) applications. We target markets in which we believe practical solutions may be found using nanoengineered products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Recently developed technologies have made certain new products possible and opened potential new markets. We recently developed new material solutions in surface finishing technologies (polishing) and energy-management areas that have been taken to potential customers and are in the process of qualification. Although our primary strategic focus has been the North American market, we currently sell material to customers overseas and have been working to expand our reach within foreign markets. The Company was incorporated in Illinois on November 25, 1989, and became a Delaware corporation during November 1997. Our common stock trades on the OTCQB marketplace under the symbol NANX.

While product sales comprise the majority of our revenue, we also recognize revenue from other sources from time to time. These activities are not expected to drive the long-term growth of the business. For this reason, we classify such revenue as “other revenue” in our Statement of Operations, as it does not represent revenue directly from our nanocrystalline materials.

The presentation of certain prior year disclosures has been modified to conform to current year presentation, as financial data is now presented in thousands of dollars rather than in dollars.

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

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. We determine the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. Our typical credit terms are thirty days from shipment and invoicing.

Inventories

Inventories are stated at the lower of cost, maintained on a first in, first out basis, or market. We have recorded allowances to reduce inventory relating to excess quantities of certain materials. Write-downs of inventories establish a new cost basis, which is not increased for future increases in market value of inventories or changes in estimated excess quantities.

Equipment and Leasehold Improvements

Equipment is stated at cost and is being depreciated over its estimated useful life (3-20 years) using the straight-line method. Leasehold improvements are stated at cost and are being amortized using the straight-line method over the shorter of the useful life of the asset or the term of the lease (3-13 years). Depreciation expense for leased assets is included with depreciation expense for owned assets. From time to time we have self-constructed assets. These assets are stated at cost plus the capitalization of labor and are depreciated over an estimated useful life (7-10 years) using the straight-line method.

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

Asset Retirement Obligations

In connection with our leased facilities, we are required to remove certain leasehold improvements upon termination of our occupancy. We follow the provisions of the FASB issued ASC 410-20, under which we recognize a liability for the fair value of these asset retirement obligations. The fair value of that liability is measured based on an expected cash flow approach and accretion expense is recognized each period to recognize increases to the fair value of the liability due to the passage of time. Increases to the fair value of the liability, except for accretion, are added to the carrying value of the long-lived asset. Those increases are then reported in amortization expense over the estimated useful life of the long-lived asset.

Activity in the asset retirement obligation account for the years ended December 31, is as follows:

	2013	2012
Balance, beginning	$154	$149
Accretion of liability due to passage of time	6	5
Amortization of asset due to passage of time	—	—

Balance, ending	$160	$154

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

There were no financial assets or liabilities adjusted to fair value on December 31, 2013 and 2012.

Product Revenue

Product revenue consists of sales of product that are recognized when realized and earned. This occurs when persuasive evidence of an arrangement exists, title transfers via shipment of products or when delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.

Other Revenue

Other revenue included revenue from a technology license through 2012. Technology license fees are recognized when earned pursuant to the agreed upon contractual arrangement, when performance obligations are satisfied, the amount is fixed or determinable, and collectability is reasonably assured.

During December 1997, we entered into a license agreement whereby we granted a royalty-bearing exclusive right and license, as defined, to purchase, make, use and sell nanocrystalline materials in designated parts of Asia to CIK Nanotek (formerly C. I. Kasei), a subsidiary of Itochu Corporation (“CIK”). Under this agreement, we also earned royalties on net sales of manufactured products containing nanocrystalline materials. The agreement also provided for minimum sales targets and minimum royalty payments to maintain exclusivity. The agreement expired on March 31, 2013, and in conjunction with a subsequent agreement between the parties effective April 1, 2013, the relationship between the entities became non-exclusive and royalty-free upon such termination. We recorded royalty revenues, classified as “Other Revenue” on the Statements of Operations, under this agreement of none and $279 for the years ended December 31, 2013 and 2012, respectively.

Shipping and handling costs are included in other revenue when products are shipped and invoiced to the customer. We include the related cost of shipping and handling in cost of goods sold.

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

We have not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. We file tax returns in all appropriate jurisdictions, which includes a federal tax return and Illinois state tax return. Open tax years for both jurisdictions are 2010 to 2012, which statutes expire in 2014 to 2016, respectively, under most cases and subject to appropriate laws and regulations. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in selling, general and administrative expenses in the statements of operations. As of December 31, 2013 and 2012, we had no liability for unrecognized tax benefits.

Earnings Per Share

Net loss per common share is computed based upon the weighted average number of common shares outstanding. No equivalent shares are included in 2013 and 2012 because the effect of these securities is anti-dilutive, and because the impact on a per share basis would not be meaningful.

(3)	Investments

Investments on December 31, 2013 and 2012, were comprised of certificates of deposit in the amount of $30, which are pledged as collateral, primarily for our rent in 2013 and 2012, and are restricted as to withdrawal or usage.

(4)	Inventories

Inventories consist of the following:

	As of December 31,
	2013	2012
Raw materials	$132	$200
Finished goods	896	999

	1,028	1,199
Allowance for excess quantities	(52)	(60)

	$976	$1,139

(5)	Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	As of December 31,
	2013	2012
Machinery and equipment	$13,737	$13,559
Office equipment	752	731
Office furniture	110	108
Leasehold improvements	4,749	4,749
Construction in progress	45	25

	19,393	19,172
Less: Accumulated depreciation and amortization	(16,929)	(16,144)

	$2,464	$3,028

Depreciation expense was $866 and $974, for the years ended December 31, 2013 and 2012, respectively.

(6)	Lease Commitments

We lease our operating facilities under operating leases. On October 18, 2005 we entered into a Lease Amendment amending our then-current lease for our facility in Romeoville, Illinois, which, among other things, extended the term of such lease through December 31, 2015 (with our option to extend the term for up to two additional five year periods). The current monthly rent on this lease amounts to $29. We lease our Burr Ridge, Illinois, facility under an agreement most recently extended during September 2010, extending its term through September 2014 (we have since exercised an option to extend through September 2015 and have the option to extend the term for up to two additional one-year periods). The current monthly rent on this lease amounts to $13. During August of 2013 we also renewed our lease for our offsite warehouse in Romeoville, Illinois, through August 2016. The current monthly rent on this lease amounts to $5.

The following is a schedule of future minimum lease payments including real estate taxes as required under the above operating leases:

Year ending December 31:
2014	$684
2015	659
2016	524
2017	484
2018	493
Thereafter	3,741

Total minimum payments required:	$6,585

Rent expense, including real estate taxes, under these leases amounted to $653 and $647, for the years ended December 31, 2013 and 2012, respectively.

On December 31, 2013 equipment under capital leases had a cost of $96 with accumulated depreciation of $55. We entered into no new capital leases during 2013 compared to four with a cost of $120 in 2012. Principal and interest payments are due monthly under the capital lease obligations through April 2015.

(7)	Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2013	2012
Accrued payroll and related expenses	$240	$377
Other	83	108

	$323	$485

(8)	Income Taxes

We have no income tax provision, current or deferred, relating to U.S. federal, state or local income taxes.

A reconciliation of income tax expense to the amount computed by applying the Federal income tax rate to loss before provision for income taxes as of December 31, 2013 and 2012 is as follows:

	2013	2012
Income tax credit at statutory rates	$(842)	$(813)
Nondeductible expenses	2	2
State income tax, net of federal benefits	(127)	(122)
Other	4	1
Increase in valuation allowance	963	932

	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income taxes consist of the following:

	As of December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$30,765	$30,028
Capital loss carryforwards	109	109
Inventory and other allowances	31	34
Charitable contribution carryforwards	5	3
Excess (tax) book depreciation	492	361
Excess (tax) book amortization	62	60
Share-based compensation	1,253	1,159
Other accrued costs	279	279

Total deferred tax assets	32,996	32,033
Less: Valuation allowance	(32,996)	(32,033)

Deferred income taxes	$—	$—

The valuation allowance increased approximately $1.0 million and decreased $0.3 million for the years ended December 31, 2013 and 2012, respectively (net of approximately none and $1.2 million for 2013 and 2012, respectively, for expiring net operating loss carryforwards and credits) due principally to the change in the net operating loss carryforward and uncertainty as to whether future taxable income will be generated prior to the expiration of the carryforward period. Under the Internal Revenue Code, certain ownership changes, including the prior issuance of preferred stock and our public offering of common stock, may subject us to annual limitations on the utilization of our net operating loss carryforward. As of December 31, 2013, the amounts subject to limitations has not yet been determined.

We have net operating loss carryforwards for tax purposes of approximately $79 million on December 31, 2013, which expire between 2018 and 2033. We have capital loss carryforwards for tax purposes of approximately $0.3 million on December 31, 2013 which expire in 2014.

During 2011, the state of Illinois suspended the use of net operating loss carryforwards for a four year period beginning 2011, extending the term of all net loss carryforwards by a corresponding four years.

(9)	Capital Stock

On July 20, 2012, we completed a fully subscribed stockholder rights offering, pursuant to which our existing stockholders exercising their basic and oversubscription rights purchased a total of 7,250,000 shares of our common stock, which was the maximum number of shares offered in the rights offering, at a price of $0.33 per share. We received approximately $2.2 million in proceeds from the rights offering, net of costs. As of December 31, 2013 and 2012, we had 24,088 authorized but unissued shares of preferred stock. In addition, as of December 31, 2013, 980,000 authorized but unissued shares of common stock have been reserved for future issuance upon exercise of stock options.

(10)	Stock Options and Stock Grants

We have entered into stock option agreements with certain officers, employees and directors. The stock options generally expire ten years from the date of grant.

Employee Stock Options

We follow FASB ASC Topic 718, Share-Based Payments, in which compensation expense is recognized only for share-based payments expected to vest. We recognized compensation expense related to stock options of $242 and $293 for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, there was approximately $230 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 1.8 years.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for options granted for all years presented:

	Years Ended December 31,
	2013	2012
Weighted-average risk-free interest rates:	1.9%	1.1%
Dividend yield:	0.00%	0.00%
Weighted-average expected life of the option:	7 years	7 years
Weighted-average expected stock price volatility:	95%	86%
Weighted-average fair value of the options granted:	$0.34	$0.23

We use the Black–Scholes option pricing model to determine the fair value of stock based compensation. The Black–Scholes model requires us to make several assumptions, including the estimated length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and estimated forfeitures. Expected price volatility of the fiscal 2013 and 2012 grants is based on the daily market rate changes of our stock going back to January 1, 2004. The shares granted in fiscal 2013 and 2012 had a vesting period of three years and a contractual life of 10 years. Forfeitures were estimated at

4.4% and 4.5% for the years ended December 31, 2013 and 2012, respectively, based on our historical experience. The Black-Scholes model also requires a risk free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of the grant, and the dividend yield on our common stock, which is assumed to be zero since we do not pay dividends and have no current plans to do so in the future. Changes in these assumptions can materially affect the estimate of fair value of stock based compensation and consequently, the related expense recognized on the statement of operations. We recognize stock based compensation expense on a straight-line basis.

The following table summarizes the option activity for our employees and directors during the year ended December 31, 2013:

Options	(rounded) Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding on January 1, 2013	1,857,000	$1.69
Granted	600,000	$0.42
Exercised	(23,000)	$0.30
Forfeited or expired	(340,000)	$1.80

Outstanding on December 31, 2013	2,094,000	$1.30	7.3	$188

Exercisable on December 31, 2013	1,096,000	$2.06	5.9	$40

Shares available for grant	980,000

The aggregate intrinsic value in the table above is based on our closing stock price of $0.54 on the last business day for the period ended December 31, 2013.

During the years ended December 31, 2013 and 2012 the total intrinsic value of our stock options exercised was $3 and $0, respectively. Cash received for option exercises was $7 and $0 during the years ended December 31, 2013 and 2012, respectively. We had approximately 23,000 options exercised during the year ended December 31, 2013, compared to none in 2012. Based on our election of the “with and without” approach, no realized tax benefits from stock options were recognized for the years ended December 31, 2013 and 2012.

Stock Appreciation Rights

Prior to 2011, we granted our outside directors stock appreciation rights (SARs) under our Amended and Restated 2006 Stock Appreciation Rights Plan and subsequently under our 2010 Equity Plan. The change in fair value of the awards granted during prior years is included in non-cash compensation expense for the year ended December 31, 2013. The SARs granted vested immediately and are payable upon the directors’ removal or resignation from the position of director. These awards are accounted for as liability awards, included in accrued expenses as of December 31, 2013 and 2012, and adjusted to fair value each reporting period. The fair value of the liability on December 31, 2013 and 2012 was $8 and $9, respectively.

Restricted Stock

As of December 31, 2013 and 2012, respectively, we did not have any unvested non-director restricted stock or performance shares outstanding.

(11)	401(k) Profit-Sharing Plan

We have a 401(k) profit-sharing plan covering substantially all employees who meet defined service requirements. We may make maximum contributions of 100% of the first 3% and 50% of the next 2% of the participant’s salary. Our contributions under this plan were $109 and $107 for the years ended December 31, 2013 and 2012, respectively. We made changes to our benefits program and, as part of those changes, have discontinued these Company contributions effective January 2014.

(12)	Significant Customers and Contingencies

Revenue from three customers constituted approximately 72%, 6% and 5%, respectively, of our 2013 revenue. Amounts included in accounts receivable on December 31, 2013 relating to these three customers were approximately ($308) – customer payments in excess of outstanding volume purchase rebate, $46 and $111, respectively. Revenue from these three customers constituted approximately 67%, 4% and 5%, respectively, of our 2012 revenue. Amounts included in accounts receivable on December 31, 2012 relating to these three customers were approximately $420, $46 and $173, respectively. The loss of one of these significant customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

We currently have exclusive supply agreements with BASF Corporation (“BASF”), our largest customer, that have contingencies outlined which could potentially result in the license of technology and/or the sale of production equipment from the Company to the customer intended to provide capacity sufficient to meet the customer’s production needs. This outcome may occur if we fail to meet certain performance requirements, certain other obligations and/or certain financial condition covenants. The financial condition covenants in one of our supply agreements with BASF “trigger” a technology transfer right (license and equipment sale at BASF’s option) in the event (a) that earnings for the twelve month period ending with our most recently published quarterly financial statements are less than zero and our cash, cash equivalents and certain investments are less than $1 million (reduced from $2 million during 2012 by mutual agreement), or (b) of an acceleration of any debt maturity having a principal amount of more than $10 million. Our supply agreements with BASF also “trigger” a technology transfer right in the event of our insolvency, as further defined within the agreements. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at either 115% of the equipment’s net book value or the greater of 30% of the original book value of such equipment, and any associated upgrades to it, or 115% of the equipment’s net book value, depending on the equipment and related products.

We believe that we have sufficient cash, (See Liquidity and Capital Resources in Management’s Discussion and Analysis in Part II, Item 7 of this Form 10-K for a further discussion) to operate our business during 2014. If a triggering event were to occur and BASF elected to proceed with the license and related equipment sale mentioned above, we would receive royalty payments from this customer for products sold using our technology; however, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by our agreement with the customer. Similar consequences would occur if we were determined to have materially breached certain other provisions of the supply agreement with BASF. Any such event would also likely result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success and could be difficult to replace them quickly. Given the occurrence of any such event, we might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on us. Finally, any shortfall in capital needed to operate the business as management intends, including with respect to avoiding this triggering event as described above, may result in a curtailment of certain activities or anticipated investments.

(13)	Business Segmentation and Geographical Distribution

Revenue from international sources approximated $915 and $858 for the years ended December 31, 2013 and 2012, respectively. As part of our revenue from international sources, we recognized approximately $894 in product revenue from a number of German companies, in the aggregate, for the year ended December 31, 2013. Revenue from these same international sources approximated $548 for the year ended December 31, 2012. 2012 also included revenue from the previously described Japanese licensee of $279. That license expired with no related revenue recognized during 2013.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2014.

NANOPHASE TECHNOLOGIES CORPORATION

By:	/s/ Jess A. Jankowski
Jess A. Jankowski
President and Chief Executive Officer

By:	/s/ Frank J. Cesario
Frank J. Cesario
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 2014.

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

3(i).3

Second Amendment to the Certificate of Incorporation of the Company dated August 23, 2010, incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Form DEF14A filed July 9, 2010.

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

10.1

Industrial Building Lease dated September 15, 2004 between the Company and the Village of Burr Ridge, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”), SEC File No. 000-22333.

10.2

Industrial Building Lease Agreement between Centerpoint Properties Trust and the Company, dated June 15, 2000, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”), SEC File No. 000-22333.

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

10.15	Promissory Note dated as of October 6, 2000 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.25 to the 2000 10-K, SEC File No. 000-22333.

10.16	First Amendment to Promissory Note dated as of March 11, 2003 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.25 to the 2002 10-K, SEC File No. 000-22333.

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

10.23	Joint Development Agreement dated March 23, 2004 between the Company and Altana Chemie AG, incorporated by reference to Exhibit 10.29 to the 2003 10-K, SEC File No. 000-22333.

10.24*

Agreement dated July 7, 2008 between the Company and Altana Chemie GmbH, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 18, 2008, SEC File No. 000-22333.

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

10.27

Employment Agreement effective as of September 25, 2008, between the Company and Nancy Baldwin, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 2, 2008, SEC File No. 000-22333. +

10.28

Employment Agreement effective as of September 25, 2008, between the Company and Patrick Murray, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed October 2, 2008, SEC File No. 000-22333. +

10.29	Employment Agreement dated June 24, 2009 between the Company and Frank Cesario, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 26, 2009. +

10.30

Employment Agreement effective August 12, 2009 between the Company and Jess Jankowski, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. +

10.31

Employment Agreement dated November 28, 2012, between the Company and Kevin Cureton, incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. +

10.32	Form of Indemnification Agreement between the Company and each of its directors and executive officers, incorporated by reference to Exhibit 10.2 to the Form S-1/A. +

10.33	Nanophase Technologies Corporation 2001 Equity Compensation Plan, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-74170). +

10.34

Nanophase Technologies Corporation 2004 Equity Compensation Plan (“2004 Equity Plan”), incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119466). +

10.35	First Amendment to 2004 Plan, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 27, 2006, SEC File No. 000-22333. +

10.36	Form of Stock Option Agreement under the 2004 Equity Plan, incorporated by reference to Exhibit 4.13 to the 2004 10-K, SEC File No. 000-22333. +

10.37	Form of Restricted Share Grant Agreement under the 2004 Equity Plan, incorporated by reference to Exhibit 4.14 to the 2004 10-K, SEC File No. 000-22333. +

10.38	Form of Performance Share Grant Agreement under the 2004 Equity Plan, incorporated by reference to Exhibit 4.15 to the 2004 10-K, SEC File No. 000-22333. +

10.39

Nanophase Technologies Corporation 2005 Non-Employee Director Restricted Stock Plan, incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Form DEF14A filed May 17, 2005, SEC File No. 000-22333. +

10.40

First Amendment to the Nanophase Technologies Corporation 2005 Non-Employee Director Restricted Stock Plan, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 9, 2006, SEC File No. 000-22333. +

10.41

Nanophase Technologies Corporation Non-Employee Director Deferred Compensation Plan, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 9, 2006, SEC File No. 000-22333. +

10.42	2006 Stock Appreciation Rights Plan (the “2006 Plan”), incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 3, 2006, SEC File No. 000-22333. +

10.43	Amended and Restated 2006 Stock Appreciation Rights Plan, adopted April 8, 2009, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed April 9, 2009. +

10.44	Form of Grant Agreement under the 2006 Plan, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed October 3, 2006, SEC File No. 000-22333. +

10.45	2008 Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 25, 2008, SEC File No. 000-22333. +

10.46	Nanophase Technologies Corporation 2010 Equity Compensation Plan, incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement on Form DEF14A filed July 9, 2010. +

10.47	Form of Stock Option Award Agreement under the 2010 Equity Compensation Plan. +

23.1	Consent of McGladrey LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Cash Flows, (4) the Statements of Stockholders’ Equity, and (5) the Notes to the Financial Statements.

*	Confidentiality previously granted for portions of this agreement.
+	Indicates management contracts or compensatory plans or arrangements.