Form 10-Q
period 2014-03-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2014-05-14
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2014

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

As of May 9, 2014, there were 28,481,496 shares outstanding of Common Stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED MARCH 31, 2014

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	(in thousands except share and per share data)
	March 31,
	2014	December 31,
	(Unaudited)	2013
ASSETS
Current assets:
Cash and cash equivalents	$2,148	$3,276
Investments	30	30
Trade accounts receivable, less allowance for doubtful accounts of $6 on March 31, 2014 and December 31, 2013	1,130	52
Other receivables	—	1
Inventories, net	931	976
Prepaid expenses and other current assets	250	202

Total current assets	4,489	4,537
Equipment and leasehold improvements, net	2,319	2,464
Other assets, net	27	27

	$6,835	$7,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$31	$31
Accounts payable	754	503
Accrued expenses	259	323

Total current liabilities	1,044	857

Long-term portion of capital lease obligations	3	10
Long-term deferred rent	630	633
Asset retirement obligations	161	160

Total long-term liabilities	794	803

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 28,481,496 shares issued and outstanding on March 31, 2014 and December 31, 2013	285	285
Additional paid-in capital	95,819	95,761
Accumulated deficit	(91,107)	(90,678)

Total stockholders’ equity	4,997	5,368

	$6,835	$7,028

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	(in thousands except share and per share data)
	Three months ended
	March 31,
	2014	2013
Revenue:
Product revenue	$2,576	$2,976
Other revenue	9	3

Total revenue	2,585	2,979
Operating expense:
Cost of revenue	1,877	2,073

Gross profit	708	906
Research and development expenses	337	429
Selling, general and administrative expenses	798	960

Loss from operations	(427)	(483)
Interest expense	(2)	(7)
Other, net	—	6

Loss before provision for income taxes	(429)	(484)
Provision for income taxes	—	—

Net loss	$(429)	$(484)

Net loss per share-basic and diluted	$(0.02)	$(0.02)

Weighted average number of basic and diluted common shares outstanding	28,481,496	28,466,717

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	(in thousands)
	Three months ended	Three months ended
	March 31,	March 31,
	2014	2013
Operating activities:
Net loss	$(429)	$(484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	187	226
Gain on disposal of equipment	—	(6)
Stock compensation expense	57	77
Changes in assets and liabilities related to operations:
Trade accounts receivable	(1,078)	(202)
Other accounts receivable	1	25
Inventories	45	117
Prepaid expenses and other assets	(48)	(119)
Accounts payable	264	54
Accrued expenses	(67)	(117)

Net cash used in operating activities	(1,068)	(429)

Investing activities:
Proceeds from disposal of equipment	—	6
Acquisition of equipment and leasehold improvements	(30)	(42)
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	(23)	(20)

Net cash used in investing activities	(53)	(56)

Financing activities:
Principal payments on capital leases	(7)	(34)
Proceeds from exercise of stock options	—	3

Net cash used in financing activities	(7)	(31)

Decrease in cash and cash equivalents	(1,128)	(516)
Cash and cash equivalents at beginning of period	3,276	4,124

Cash and cash equivalents at end of period	$2,148	$3,608

Supplemental cash flow information:
Interest paid	$1	$7

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$10	$7

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data or as otherwise noted herein)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (“Nanophase” or the “Company”, including “we”, “our” or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the interim periods presented. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission.

(2) Description of Business

Nanophase is a nanomaterials and applications developer and commercial manufacturer with an integrated family of nanomaterial technologies. We produce engineered nano and sub-micron materials for use in a variety of diverse existing and developing markets: personal care including sunscreens, architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, medical diagnostics, energy and a variety of surface finishing technologies (polishing) applications. We target markets in which we believe practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Recently developed technologies have made certain new products possible and opened potential new markets. Although our primary strategic focus has been the North American market, we currently sell our material to customers overseas and have been working to expand our reach within foreign markets.

The Company was incorporated in Illinois on November 25, 1989, and became a Delaware corporation in November 1997. Our common stock trades on the OTCQB marketplace under the symbol NANX.

While product sales comprise the overwhelming majority of our revenue, we also recognize revenue from other sources from time to time. These activities are not expected to drive the long-term growth of the business. For this reason we classify such revenue as “other revenue” in our Statement of Operations, as it does not represent revenue directly from our nanocrystalline materials.

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

(4) Investments

Investments on March 31, 2014 and December 31, 2013 were comprised of certificates of deposit in the amount of $30, pledged as collateral for our rent and restricted as to withdrawal or usage.

(5) Inventories

Inventories consist of the following:

	March 31, 2014	December 31, 2013
Raw materials	$160	$132
Finished goods	823	896

	983	1,028
Allowance for excess inventory quantities	(52)	(52)

	$931	$976

(6) Share-Based Compensation

We follow FASB ASC Topic 718, Share-Based Payments, in which compensation expense is recognized only for share-based payments expected to vest. We recognized compensation expense related to stock options of $57 and $69 for the three month periods ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, there was approximately $410 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 2.3 years.

Stock Options and Stock Grants

During the three months ended March 31, 2014, no stock options were exercised, compared to proceeds of $3 realized and 10,000 shares of common stock issued pursuant to option exercises during the same period in 2013. For the three months ended March 31, 2014, 568,000 stock options were granted compared to 543,000 stock options granted during the same period in 2013. During the three months ended March 31, 2014, no stock options were forfeited compared to 54,000 stock options forfeited during the same period in 2013.

Stock Appreciation Rights

Prior to 2011, we granted our outside directors stock appreciation rights (SARs). The change in fair value of the awards granted during prior years is included in non-cash compensation expense for the quarters ended March 31, 2014 and 2013. The SARs granted vested immediately and are payable upon the directors’ removal or resignation from the position of director. These awards are accounted for as liability awards, included in accrued expenses as of March 31, 2014 and 2013, and adjusted to fair value each reporting period. The fair value of the liability on March 31, 2014 was $7, compared to $8 on December 31, 2013.

As of March 31, 2014, we did not have any unvested restricted stock or performance shares outstanding.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for stock options granted during the three month periods ended:

	March 31, 2014	March 31, 2013
Weighted-average risk-free interest rates:	2.01%	1.32%
Dividend yield:	—	—
Weighted-average expected life of the option:	7 years	7 years
Weighted-average expected stock price volatility:	95.16%	92.27%
Weighted-average fair value of the options granted:	$0.42	$0.33

(7) Significant Customers and Contingencies

Sales to three customers constituted approximately 80%, 6% and 2%, respectively, of our total revenue for the three months ended March 31, 2014. Amounts included in accounts receivable on March 31, 2014 relating to these three customers were approximately $784, $144 and $57, respectively. Revenue from these three customers constituted approximately 79%, 7% and 5%, respectively, of our total revenue for the three months ended March 31, 2013. Amounts included in accounts receivable on March 31, 2013 relating to these three customers were approximately $857, $201 and $78, respectively. The loss of one of these significant customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

We currently have exclusive supply agreements with BASF Corporation (“BASF”), our largest customer, that have contingencies outlined which could potentially result in the license of technology and/or the sale of production equipment from the Company to the customer intended to provide capacity sufficient to meet the customer’s production needs. This outcome may occur if we fail to meet certain performance requirements, certain other obligations and/or certain financial condition covenants. The financial condition covenants in one of our supply agreements with BASF “trigger” a technology transfer right (license and equipment sale at BASF’s option) in the event (a) that earnings for the twelve month period ending with our most recently published quarterly financial statements are less than zero and our cash, cash equivalents and certain investments are less than $1 million, or (b) of an acceleration of any debt maturity having a principal amount of more than $10 million. Our supply agreements with BASF also “trigger” a technology transfer right in the event of our insolvency, as further defined within the agreements. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at either 115% of the equipment’s net book value or the greater of 30% of the original book value of such equipment, and any associated upgrades to it, or 115% of the equipment’s net book value, depending on the contract and related equipment.

We believe that we have sufficient cash, (See Liquidity and Capital Resources in Management’s Discussion and Analysis in Part I, Item 2 of this Form 10-Q for a further discussion) to operate our business during 2014. If a triggering event were to occur and BASF elected to proceed with the license and related equipment sale mentioned above, we would receive royalty payments from this customer for products sold using our technology; however, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by our agreement with the customer. Similar consequences would occur if we were determined to have materially breached certain other provisions of the supply agreement with BASF. Any such event would also likely result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success and it could be difficult to replace them quickly. Given the occurrence of any such event, we might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on us. Finally, any shortfall in capital needed to operate the business as management intends, including with respect to avoiding this triggering event as described above, may result in a curtailment of certain activities or anticipated investments.

(8) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $111 and $78 for the three months ended March 31, 2014 and 2013, respectively. All of this revenue was product revenue.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nanophase is an advanced materials and applications developer and commercial manufacturer with an integrated family of materials technologies. We produce engineered nano and sub-micron materials for use in a variety of diverse markets: personal care including sunscreens, architectural coatings, industrial coating ingredients, abrasion-resistant additives, plastics additives, medical diagnostics, energy, and a variety of surface finishing technologies (polishing) applications. We target markets in which we feel practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Recently developed technologies have made certain new products possible and opened potential new markets. For example, we have applied our skills at producing precisely defined nanomaterials to now create and sell sub-micron material products. Our focus is on customer need where we believe we have an advantage, as opposed to finding uses for one particular technology. We expect growth in end-user (manufacturing customers, including customers of our customers) adoption in 2014 and beyond. Our initiatives in targeted market areas are progressing at differing rates of speed, but we have been broadly moving through testing and development cycles, and in a number of cases believe we are approaching first revenue or next stage revenue with particular customers in the industries referenced above. For example, we developed new solutions in the surface finishing technologies (polishing) and energy-management areas during 2013 and have received commercial orders related to the former and significant commercial interest related to the latter. We expect that we will both work more deeply with current customers and attract additional customers, which should help us achieve growth in these markets in 2014 and beyond.

Results of Operations

Total revenue decreased to $2,585,000 for the three months ended March 31, 2014, compared to $2,979,000 for the same period in 2013. A substantial majority of our revenue for both periods was from our largest customer in personal care and sunscreen applications. Product revenue, the primary component of our total revenue, decreased to $2,576,000 for the three months ended March 31, 2014, compared to $2,976,000 for the same period in 2013. The first quarter of 2013 was the highest revenue quarter of that year, a dynamic we do not expect to occur during 2014. Revenue from our top three customers was approximately 80%, 6% and 2%, respectively, during the three months ended March 31, 2014, compared to 79%, 7% and 5%, respectively, during the same period in 2013.

Other revenue increased to $9,000 for the three months ended March 31, 2014, compared to $3,000 for the same period in 2013. This was comprised primarily of shipping costs paid by customers.

We use certain elements classified as “Rare Earth” elements in some of our processes, specifically cerium oxide in polishing applications. On a worldwide basis, the vast majority of these elements are currently supplied by China. Due to export limitations imposed by China during the summer of 2010, the supply of all Rare Earth elements was drastically reduced during 2011. This created significant issues with availability of acceptable materials and, if available, a substantial increase in cost. We have historically been successful in passing material costs through to our customers. While pricing and availability concerns eased significantly during 2012 (continuing into 2013 and 2014), the recent supply issue and severity of the price increase brings incremental uncertainty for customer acceptance of our related polishing business going forward. The long-term success of this area will be directly impacted by the supply and cost of Rare Earth elements, specifically cerium oxide.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue decreased to $1,877,000 for the three months ended March 31, 2014, compared to $2,073,000 for the same period in 2013. The decrease in cost of revenue was primarily driven by the decrease in revenue volume, net of efficiencies related to improvements in our processes. We expect to continue new nanomaterial development, primarily using our NanoArc® synthesis and dispersion technologies, for targeted applications and new markets during 2014 and beyond. At current revenue levels we have generated a positive gross margin, though margins have been impeded by not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support significantly higher levels of production. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to continue to cut costs and pass commodity market-driven raw materials increases on to customers. We expect that product revenue volume increases would result in our fixed manufacturing costs being more efficiently absorbed, leading to increased margins. We expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets, but may or may not continue to realize absolute dollar gross margin growth through 2014 and beyond, dependent upon the factors discussed above.

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

Research and development expense decreased to $337,000 for the three months ended March 31, 2014, compared to $429,000 for the same period in 2013. The decrease was primarily attributed to more focused product development activities coupled with the transfer of projects out of research and development and into commercial operations, resulting in lower costs for salaries and materials. We expect research and development expense to increase slightly during the remainder of 2014, but to remain near current levels and below 2013 expense levels.

Selling, general and administrative expense decreased to $798,000 for the three month period ended March 31, 2014, compared to $960,000 for the same period in 2013. The net decrease was primarily attributed to decreased salary and related personnel costs, benefitting from more focused activities. We expect total selling, general and administrative expense to increase slightly during the remainder of 2014, but to remain near current levels and below 2013 expense levels.

Inflation

We believe inflation has not had a material effect on our operations or financial position. However, supplier price increases and wage and benefit inflation, both of which represent a significant component of our costs of operations, may have a material effect on our operations and financial position in 2014 and beyond if we are unable to pass through any applicable increases under our present contracts or through to our markets in general.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments amounted to $2,178,000 on March 31, 2014, compared to $3,306,000 on December 31, 2013 and $3,638,000 on March 31, 2013. The net cash used in our operating activities was $1,068,000 for the three months ended March 31, 2014, compared to $429,000 for the same period in 2013. The increase was due to working capital fluctuation and, in particular, changes in accounts receivable as we finished 2013 with atypically low accounts receivable balances that grew to normal levels during the first three months of 2014. Net cash used in investing activities amounted to $53,000 for the three months ended March 31, 2014, compared to $56,000 for the same period in 2013. Capital expenditures amounted to $30,000 and $42,000 for the three months ended March 31, 2014 and 2013, respectively. Net cash used in financing activities amounted to $7,000 and $31,000 for the three months ended March 31, 2014 and 2013, respectively.

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under these agreements require that we maintain a minimum of $1 million in cash, cash equivalents and certain investments, and that we not have the acceleration of any debt maturity having a principal amount of more than $10 million, in order to avoid triggering the customer’s potential right to transfer certain technology and equipment to that customer at a contractually defined price. We had approximately $2.2 million in cash, cash equivalents and short-term investments on March 31, 2014, with no debt. This supply agreement and its covenants are more fully described in Note 7 to our Financial Statements in Part I, Item 1 of this Form 10-Q.

We believe that cash from operations and cash, cash equivalents and investments on hand will be adequate to fund our operating plans through 2014. Our actual future capital requirements in 2014 and beyond will depend, however, on many factors, including customer acceptance of our current and potential nanomaterials and product applications, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell our materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, we expect that capital spending relating to currently known capital needs for the remainder of 2014 will be between $200,000 and $250,000. If those projects are delayed or ultimately prove unsuccessful, we would expect our capital requirements to be lower. If other projects are successful the total capital spending may be higher than $250,000 for the remainder of 2014.

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

On March 31, 2014, we had a net operating loss carryforward of approximately $79 million for income tax purposes. Because we may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with our various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward will expire at various dates between January 1, 2018 and December 31, 2033. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. Changes in Illinois state law beginning in 2011 will impact net loss carryforward duration and utilization on the state tax level.

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

Safe Harbor Provision

We want to provide investors with more meaningful and useful information. As a result, this Quarterly Report on Form 10-Q (the “Form 10-Q”) contains and incorporates by reference certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements reflect our current expectations of the future results of our operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in future reporting periods to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: our ability to become profitable despite the losses we have incurred since our incorporation; our dependence on our principal customers and the terms of our supply agreements with BASF which could trigger a requirement to transfer technology and/or sell equipment to that customer; our potential inability to obtain working capital when needed on acceptable terms or at all; our ability to obtain materials at costs we can pass through to our customers, including Rare Earth elements, specifically cerium oxide; uncertain demand for, and acceptance of, our nanocrystalline materials; our limited manufacturing capacity and product mix flexibility in light of customer demand; our limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; our dependence on patents and protection of proprietary information; the resolution of litigation in which we may become involved; our ability to maintain an appropriate electronic trading venue for our securities; and the impact of any potential new governmental regulations that could be difficult to respond to or costly to comply with. In addition, our forward-looking statements could be affected by general industry and market conditions and growth rates. Readers of this Quarterly Report on Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of our common stock, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the Securities and Exchange Commission, including, without limitation, the information contained under the caption Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. Those risk factors could materially affect our business, financial condition and results of operations. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flows or stock price could be materially adversely affected. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101	The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Cash Flows, and (4) the Notes to Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: May 14, 2014	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer

Date: May 14, 2014	By:	/s/ FRANK J. CESARIO
Frank J. Cesario
Chief Financial Officer