Form 10-Q
period 2014-06-30
NANOPHASE TECHNOLOGIES CORPORATION
filed 2014-08-12
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 8, 2014, there were 28,481,496 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED JUNE 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	(in thousands except share and per share data)
	June 30,
	2014 (Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,408	$3,276
Investments	30	30
Trade accounts receivable, less allowance for doubtful accounts of $6 on June 30, 2014 and December 31, 2013	988	52
Other receivables	—	1
Inventories, net	854	976
Prepaid expenses and other current assets	252	202

Total current assets	4,532	4,537
Equipment and leasehold improvements, net	2,224	2,464
Other assets, net	26	27

	$6,782	$7,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$26	$31
Accounts payable	641	503
Accrued expenses	345	323

Total current liabilities	1,012	857

Long-term portion of capital lease obligations	—	10
Long-term deferred rent	627	633
Asset retirement obligations	163	160

Total long-term liabilities	790	803

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 28,481,496 shares issued and outstanding on June 30, 2014 and December 31, 2013	285	285
Additional paid-in capital	95,872	95,761
Accumulated deficit	(91,177)	(90,678)

Total stockholders’ equity	4,980	5,368

	$6,782	$7,028

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue:
Product revenue, net	$2,848	$2,677	$5,423	$5,653
Other revenue	30	6	39	9

Net revenue	2,878	2,683	5,462	5,662
Operating expense:
Cost of revenue	1,846	1,834	3,723	3,907

Gross profit	1,032	849	1,739	1,755
Research and development expense	336	453	673	882
Selling, general and administrative expense	765	857	1,563	1,818

Loss from operations	(69)	(461)	(497)	(945)
Interest income	—	—	1	1
Interest expense	(1)	(2)	(3)	(9)
Other, net	—	11	—	17

Loss before provision for income taxes	(70)	(452)	(499)	(936)
Provisions for income taxes	—	—	—	—

Net loss	$(70)	$(452)	$(499)	$(936)

Net loss per share – basic and diluted	$(0.00)	$(0.02)	$(0.02)	$(0.03)

Weighted average number of basic and diluted common shares outstanding	28,481,496	28,468,162	28,481,496	28,467,444

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	(in thousands) Six months ended June 30,
	2014	2013
Operating activities:
Net loss	$(499)	$(936)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	371	451
Gain on disposal of equipment	—	(17)
Stock compensation expense	107	149
Allowance for excess inventory quantities	—	47
Changes in assets and liabilities related to operations:
Trade accounts receivable	(936)	(567)
Other accounts receivable	1	25
Inventories	122	188
Prepaid expenses and other assets	(50)	(41)
Accounts payable	125	(171)
Accrued expenses	20	10

Net cash used in operating activities	(739)	(862)

Investing activities:
Proceeds from disposal of equipment	—	17
Acquisition of equipment and leasehold improvements	(102)	(59)
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	(12)	(20)

Net cash used in investing activities	(114)	(62)

Financing activities:
Principal payments on capital leases	(15)	(42)
Proceeds from exercise of stock options	—	3

Net cash used in financing activities	(15)	(39)

Decrease in cash and cash equivalents	(868)	(963)
Cash and cash equivalents at beginning of period	3,276	4,124

Cash and cash equivalents at end of period	$2,408	$3,161

Supplemental cash flow information:
Interest paid	$3	$9

Supplemental non-cash investing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$25	$42

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data or as otherwise noted herein)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (“Nanophase” or the “Company”, including “we”, “our” or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2013, included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission.

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

(4) Investments

Investments on June 30, 2014 and December 31, 2013 were comprised of certificates of deposit in the amount of $30, pledged as collateral for our rent and restricted as to withdrawal or usage.

(5) Inventories

Inventories consist of the following:

	June 30, 2014	December 31, 2013
Raw materials	$214	$132
Finished goods	692	896

	906	1,028
Allowance for excess inventory quantities	(52)	(52)

	$854	$976

(6) Share-Based Compensation

We follow FASB ASC Topic 718, Share-Based Payments, in which compensation expense is recognized only for share-based payments expected to vest. We recognized compensation expense related to stock options of $53 and $111 for the three and six month periods ended June 30, 2014, respectively, compared to $70 and $139 for the same periods in 2013.

As of June 30, 2014, there was approximately $349 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 2.2 years.

Stock Options and Stock Grants

During the six months ended June 30, 2014, no stock options were exercised. During the six months ended June 30, 2013, 10,000 shares of common stock were issued pursuant to stock option exercises with proceeds of $3 realized. During the six months ended June 30, 2014, 568,000 stock options were granted compared to 553,000 during the same period in 2013. During the six months ended June 30, 2014, 22,000 stock options were forfeited compared to 91,133 stock options forfeited during the same period in 2013.

Stock Appreciation Rights

Prior to 2011, we granted outside directors stock appreciation rights (SARs). The change in fair value of the awards granted during prior years is included in non-cash compensation expense for the three and six months ended June 30, 2014 and 2013. The SARs granted vested immediately and are payable upon the directors’ removal or resignation from the position of director. These awards are accounted for as liability awards, included in accrued expenses as of June 30, 2014 and 2013, and adjusted to fair value each reporting period. The fair value of the liability on June 30, 2014 was $4 compared to $8 on December 31, 2013.

As of June 30, 2014, we did not have any unvested restricted stock or performance shares outstanding.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for stock options granted during the periods presented:

For the three months ended	June 30, 2014	June 30, 2013
Weighted-average risk-free interest rates:	—	1.47%
Dividend yield:	—	—
Weighted-average expected life of the option:	—	7 Years
Weighted-average expected stock price volatility:	—	95.16%
Weighted-average fair value of the options granted:	—	$0.47

For the six months ended	June 30, 2014	June 30, 2013
Weighted-average risk-free interest rates:	2.01%	1.34%
Dividend yield:	—	—
Weighted-average expected life of the option:	7 Years	7 Years
Weighted-average expected stock price volatility:	95.16%	92.37%
Weighted-average fair value of the options granted:	$0.42	$0.33

(7) Significant Customers and Contingencies

Sales to three customers constituted approximately 68%, 10% and 6%, respectively, of our total revenue for the three months ended June 30, 2014, and 74%, 5% and 6%, respectively, of our total revenue for the six months ended June 30, 2014. Amounts included in accounts receivable on June 30, 2014 relating to these three customers were approximately $632, $0 and $171, respectively. Revenue from these three customers constituted approximately 62%, 11% and 9%, respectively, of the Company’s total revenue for the three months ended June 30, 2013 and 71%, 5% and 8%, respectively, for the six months ended June 30, 2013. Amounts included in accounts receivable on June 30, 2013 relating to these three customers were approximately $845, $284 and $243, respectively. The loss of one of these significant customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

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

We believe that we have sufficient cash (See Liquidity and Capital Resources in Management’s Discussion and Analysis in Part I, Item 2 of this Form 10-Q for a further discussion) to operate our business throughout 2014. If a triggering event were to occur and BASF elected to proceed with the license and related equipment sale mentioned above, we would receive royalty payments from this customer for products sold using our technology; however, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by our agreement with the customer. Similar consequences would occur if we were determined to have materially breached certain other provisions of the supply agreement with BASF. Any such event would also likely result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success and could be difficult to replace them quickly. Given the occurrence of any such event, we might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on us. Finally, any shortfall in capital needed to operate the business as management intends, including with respect to avoiding this triggering event as described above, may result in a curtailment of certain activities or anticipated investments.

(8) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $398 and $509 for the three and six months ended June 30, 2014, respectively, compared to $379 and $457 for the same periods in 2013. All of this revenue was product revenue.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nanophase is an advanced materials and applications developer and commercial manufacturer with an integrated family of materials technologies. We produce engineered nano and sub-micron materials for use in a variety of diverse markets: personal care including sunscreens, architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, medical diagnostics, energy, and a variety of surface finishing technologies (polishing) applications, including optics. We target markets in which we feel practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Recently developed technologies have made certain new products possible and opened potential new markets. For example, we have applied our skills at producing precisely defined nanomaterials to now create and sell larger, sub-micron material products. Our focus is on customer need where we believe we have an advantage, as opposed to finding uses for one particular technology. We expect growth in end-user (manufacturing customers, including customers of our customers) adoption in 2014 and beyond. Our initiatives in targeted market areas are progressing at differing rates of speed, but we have been broadly moving through testing and development cycles, and in a number of cases believe we are approaching first revenue or next stage revenue with particular customers in the industries referenced above. For example, we recently developed new solutions in the surface finishing technologies (polishing) and energy-management areas, with commercial order flow accelerating in the former and significant commercial testing happening in the latter. We expect that we will both work more deeply with current customers and attract additional customers, which should help us achieve growth in these markets in 2014 and beyond.

Results of Operations

Total revenue increased to $2,878,000 for the three months ended June 30, 2014, compared to $2,683,000 for the same period in 2013. Total revenue decreased to $5,462,000 for the six months ended June 30, 2014, compared to $5,662,000 for the same period in 2013. Product revenue, the primary component of our total revenue, increased to $2,848,000 for the three months ended June 30, 2014, compared to $2,677,000 for the same period in 2013. Orders from our largest customer in personal care and sunscreen applications were more strongly weighted towards the first quarter during 2013, while 2014 was more balanced between the first and second quarters. As a result, there was a year-over-year increase in the second quarter of 2014, with a smaller year-over-year increase in the first six months of 2014 from this customer. We also experienced increased order flow from heightened initiatives in surface finishing technologies (polishing). Product revenue decreased to $5,423,000 for the six months ended June 30, 2014, compared to $5,653,000 for the same period in 2013. One large coatings customer had a product ramp during 2013 that was not repeated during 2014, and another is managing its supply chain more aggressively in 2014.

A substantial majority of our revenue for the three and six month periods ended June 30, 2014 and 2013 was from our largest customer in personal care and sunscreen applications. Revenue from our top three customers was approximately 68%, 10% and 6%, respectively, during the three months ended June 30, 2014, and 74%, 5% and 6%, respectively, for the six months ended June 30, 2014. Revenue from these three customers constituted approximately 62%, 11% and 9%, respectively, of our total revenue for the three months ended June 30, 2013 and 71%, 5%, and 8%, respectively, for the six months ended June 30, 2013.

Other revenue increased to $30,000 and $39,000 for the three and six months ended June 30, 2014, compared to $6,000 and $9,000 for the same periods in 2013, primarily due to a specific fee-based development project that was completed during 2014. We do not anticipate this to be recurring.

Cost of revenue generally includes costs associated with commercial production. Cost of revenue increased to $1,846,000 for the three months ended June 30, 2014, compared to $1,834,000 for the same period in 2013. Cost of revenue decreased to $3,723,000 for the six months ended June 30, 2014, compared to $3,907,000 for the same period in 2013, primarily due to decreased revenue volume year over year, and net efficiencies. We expect to continue new nanomaterial development, primarily using our NanoArc® synthesis and dispersion technologies, for targeted applications and new markets during 2014 and beyond. At current revenue levels we have generated a positive gross margin, though margins have been impeded by not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support significantly higher levels of production. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to continue to cut costs and pass commodity market-driven raw materials increases on to customers. As product revenue volume increases, this should result in our fixed manufacturing costs being more efficiently absorbed, leading to increased margins. We expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets, but may or may not continue to realize absolute dollar gross margin growth through 2014 and beyond, dependent upon the factors discussed above.

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

Research and development expense decreased to $336,000 and $673,000 for the three and six months ended June 30, 2014, respectively, compared to $453,000 and $882,000 for the same periods in 2013. The decreases were primarily attributed to reduced product development costs (salaries and materials) as we have transferred projects from development into commercial operations. We expect research and development expense to increase slightly from the current rate during the remainder of 2014.

Selling, general and administrative expense decreased to $765,000 and $1,563,000 for the three and six months ended June 30, 2014, respectively, compared to $857,000 and $1,818,000 for the same periods in 2013. The net decreases were primarily attributed to decreased salary and personnel costs, offset in part by increases in consulting fees and marketing expenses, all related to our stronger focus on a few, well-qualified initiatives. We expect total expense in this area to increase slightly, but not significantly, during the remainder of 2014 as we continue commercial activities in recently launched initiatives.

Interest income relates to bank yields on excess funds, while interest expense relates to capital leases. Neither was significant during the reported periods.

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

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments amounted to $2,438,000 on June 30, 2014, compared to $3,306,000 on December 31, 2013 and $3,191,000 on June 30, 2013. The net cash used in our operating activities was $739,000 for the six months ended June 30, 2014, compared to $862,000 for the same period in 2013, primarily due to working capital fluctuations of approximately $0.6 million during the first six months of 2014 and $0.5 million during the first six months of 2013. Net cash used in investing activities amounted to $114,000 for the six months ended June 30, 2014, compared to $62,000 for the same period in 2013. Capital expenditures, including those under capital leases amounted to $102,000 and $59,000 for the six months ended June 30, 2014 and 2013, respectively. Net cash used in financing activities was $15,000 for the six months ended June 30, 2014 compared to $39,000 for the same period in 2013, as we paid off a capital lease during 2013.

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under these agreements require that we maintain a minimum of $1 million in cash, cash equivalents and certain investments, and that we not have the acceleration of any debt maturity having a principal amount of more than $10 million, in order to avoid triggering the customer’s potential right to transfer certain technology and equipment to that customer at a contractually defined price. We had approximately $2.4 million in cash, cash equivalents and short-term investments on June 30, 2014, with no debt. This supply agreement and its covenants are more fully described in Note 7 to our Financial Statements in Part I, Item 1 of this Form 10-Q.

We believe that cash from operations and cash, cash equivalents and investments on hand will be adequate to fund our operating plans through the remainder of 2014. Our actual future capital requirements in 2014 and beyond will depend, however, on many factors, including customer acceptance of our current and potential nanomaterials and product applications, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell our materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, we expect that capital spending relating to currently known capital needs for the remainder of 2014 will be between $250,000 and $300,000, as we intend to purchase additional capital equipment to facilitate further growth in surface finishing technologies (polishing). If those projects are delayed or ultimately prove unsuccessful, we would expect our capital requirements to be lower.

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

On June 30, 2014, we had a net operating loss carryforward of approximately $79 million for income tax purposes. Because we may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with our various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the remaining carryforward will expire at various dates between January 1, 2018 and December 31, 2033. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. During 2011, the state of Illinois suspended the utilization of NOL carryforwards for four years, extending their duration by an equivalent number of years.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101	The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Cash Flows, and (4) the Notes to Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: August 12, 2014	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer

Date: August 12, 2014	By:	/s/ FRANK J. CESARIO
Frank J. Cesario
Chief Financial Officer