Form 10-Q
period 2014-09-30
NANOPHASE TECHNOLOGIES CORPORATION
filed 2014-11-12
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2014

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

As of November 7, 2014, there were 28,481,496 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED SEPTEMBER 30, 2014

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	(in thousands except share and per share data)
	September 30,	December 31,
	2014 (Unaudited)	2013
ASSETS
Current assets:
Cash and cash equivalents	$2,018	$3,276
Investments	—	30
Trade accounts receivable, less allowance for doubtful accounts of $6 on September 30, 2014 and December 31, 2013	1,326	52
Other receivables	—	1
Inventories, net	749	976
Prepaid expenses and other current assets	244	202

Total current assets	4,337	4,537
Equipment and leasehold improvements, net	2,267	2,464
Other assets, net	25	27

	$6,629	$7,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$18	$31
Accounts payable	589	503
Accrued expenses	559	323

Total current liabilities	1,166	857

Long-term portion of capital lease obligations	—	10
Long-term deferred rent	624	633
Asset retirement obligations	165	160

Total long-term liabilities	789	803

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 28,481,496 shares issued and outstanding on September 30, 2014 and December 31, 2013	285	285
Additional paid-in capital	95,916	95,761
Accumulated deficit	(91,527)	(90,678)

Total stockholders’ equity	4,674	5,368

	$6,629	$7,028

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue:
Product revenue, net	$2,647	$2,157	$8,070	$7,810
Other revenue	7	7	46	16

Net revenue	2,654	2,164	8,116	7,826
Operating expense:
Cost of revenue	1,858	1,648	5,581	5,555

Gross profit	796	516	2,535	2,271
Research and development expense	316	375	990	1,257
Selling, general and administrative expense	828	773	2,391	2,591

Loss from operations	(348)	(632)	(846)	(1,577)
Interest income	—	—	1	1
Interest expense	(1)	(2)	(4)	(11)
Other, net	—	1	—	18

Loss before provision for income taxes	(349)	(633)	(849)	(1,569)
Provisions for income taxes	—	—	—	—

Net loss	$(349)	$(633)	$(849)	$(1,569)

Net loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.06)

Weighted average number of basic and diluted common shares outstanding	28,481,496	28,468,162	28,481,496	28,467,686

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	(in thousands) Nine months ended September 30,
	2014	2013
Operating activities:
Net loss	$(849)	$(1,569)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	556	674
Gain on disposal of equipment	—	(18)
Stock compensation expense	150	192
Allowance for excess inventory quantities	—	47
Changes in assets and liabilities related to operations:
Trade accounts receivable	(1,274)	43
Other accounts receivable	1	26
Inventories	227	102
Prepaid expenses and other assets	(42)	14
Accounts payable	109	(169)
Accrued expenses	232	67

Net cash used in operating activities	(890)	(591)

Investing activities:
Proceeds from disposal of equipment	—	18
Acquisition of equipment and leasehold improvements	(352)	(178)
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	(23)	(20)

Net cash used in investing activities	(375)	(180)

Financing activities:
Principal payments on capital leases	(23)	(49)
Proceeds from sale of short term investment	30	—
Proceeds from exercise of stock options	—	3

Net cash provided by (used in) financing activities	7	(46)

Decrease in cash and cash equivalents	(1,258)	(817)
Cash and cash equivalents at beginning of period	3,276	4,124

Cash and cash equivalents at end of period	$2,018	$3,307

Supplemental cash flow information:
Interest paid	$4	$11

Supplemental non-cash investing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$—	$92

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data or as otherwise noted herein)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (“Nanophase” or the “Company”, including “we”, “our” or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, along with the promissory note with no related borrowings described in Note 4, below. The fair values of all financial instruments were not materially different from their carrying values.

(4) Investments

Investments on December 31, 2013 were comprised of certificates of deposit in the amount of $30, pledged as collateral for our rent and restricted as to withdrawal or usage under our facility lease agreement. During July 2014 we entered into a new bank-issued letter of credit and related promissory note for up to $30 in borrowings to support our obligations under our facility lease agreement. We then sold our certificates of deposit. No borrowings have been incurred under this promissory note. Should any borrowings occur in the future, the interest rate would be the prime rate plus 1%, with the bank having the right to “set off” or apply unpaid balances against our checking account if we fail to meet our obligations under any borrowings under the note. It is our intention to renew this note annually, for as long as we need to pursuant to the terms of our facility lease agreement. Because there were no amounts outstanding on the note at any time during the period, we have recorded no related liability on our balance sheet.

(5) Inventories

Inventories consist of the following:

	September 30, 2014	December 31, 2013
Raw materials	$185	$132
Finished goods	616	896

	801	1,028
Allowance for excess inventory quantities	(52)	(52)

	$749	$976

(6) Share-Based Compensation

We follow FASB ASC Topic 718, Share-Based Payments, in which compensation expense is recognized only for share-based payments expected to vest. We recognized compensation expense related to stock options of $45 and $155 for the three and nine month periods ended September 30, 2014, respectively, compared to $54 and $193 for the same periods in 2013.

As of September 30, 2014, there was approximately $306 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 2.0 years.

Stock Options and Stock Grants

During the nine months ended September 30, 2014, no stock options were exercised. During the nine months ended September 30, 2013, 10,000 shares of common stock were issued pursuant to stock option exercises with proceeds of $3 realized. During the nine months ended September 30, 2014, 568,000 stock options were granted compared to 553,000 during the same period in 2013. During the nine months ended September 30, 2014, 22,000 stock options were forfeited compared to 112,799 stock options forfeited during the same period in 2013.

Stock Appreciation Rights

Prior to 2011, we granted outside directors stock appreciation rights (SARs). The change in fair value of the awards granted during prior years is included in non-cash compensation expense for the three and nine months ended September 30, 2014 and 2013. The SARs granted vested immediately and are payable upon the directors’ removal or resignation from the position of director. These awards are accounted for as liability awards, included in accrued expenses as of September 30, 2014 and 2013, and adjusted to fair value each reporting period. The fair value of the liability on September 30, 2014 was $3 compared to $8 on December 31, 2013.

As of September 30, 2014, we did not have any unvested restricted stock or performance shares outstanding.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for stock options granted during the periods presented:

For the three months ended	September 30, 2014	September 30, 2013
Weighted-average risk-free interest rates:	—	—
Dividend yield:	—	—
Weighted-average expected life of the option:	—	—
Weighted-average expected stock price volatility:	—	—
Weighted-average fair value of the options granted:	—	—

For the nine months ended	September 30, 2014	September 30, 2013
Weighted-average risk-free interest rates:	2.01%	1.5%
Dividend yield:	—	—
Weighted-average expected life of the option:	7 Years	7 Years
Weighted-average expected stock price volatility:	95%	92%
Weighted-average fair value of the options granted:	$0.42	$0.33

(7) Significant Customers and Contingencies

Sales to three customers constituted approximately 71%, 10% and 5%, respectively, of our total revenue for the three months ended September 30, 2014, and 73%, 7% and 6%, respectively, of our total revenue for the nine months ended September 30, 2014. Amounts included in accounts receivable on September 30, 2014 relating to these three customers were approximately $747, $270 and $128, respectively. Revenue from these three customers constituted approximately 74%, 0% and 5%, respectively, of the Company’s total revenue for the three months ended September 30, 2013 and 72%, 4% and 7%, respectively, for the nine months ended September 30, 2013. Amounts included in accounts receivable on September 30, 2013 relating to these three customers were approximately $624, $0 and $111, respectively. The loss of one of these significant customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

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

(8) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $376 and $885 for the three and nine months ended September 30, 2014, respectively, compared to $278 and $735 for the same periods in 2013. All of this revenue was product revenue.

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

Results of Operations

Total revenue increased to $2,654,000 for the three months ended September 30, 2014, compared to $2,164,000 for the same period in 2013. Total revenue also increased to $8,116,000 for the nine months ended September 30, 2014, compared to $7,826,000 for the same period in 2013. Product revenue, the primary component of our total revenue, increased to $2,647,000 for the three months ended September 30, 2014, compared to $2,157,000 for the same period in 2013. Orders from our largest customer in personal care and sunscreen applications were higher in 2014, and we received an additional order from our customer in medical diagnostics. Product revenue increased to $8,070,000 for the nine months ended September 30, 2014, compared to $7,810,000 for the same period in 2013. Increased order flows from our surface finishing technologies solutions (polishing), and increased order flows from our largest customer in personal care and sunscreen applications as well as medical diagnostics offset decreased orders from one large coatings customer which had a product ramp during 2013 that was not repeated during 2014, and another with reduced revenue and more aggressive supply chain management in 2014.

A substantial majority of our revenue for the three and nine month periods ended September 30, 2014 and 2013 was from our largest customer in personal care and sunscreen applications. Revenue from our top three customers was approximately 71%, 10% and 5%, respectively, during the three months ended September 30, 2014, and 73%, 7% and 6%, respectively, for the nine months ended September 30, 2014. Revenue from these three customers constituted approximately 74%, 0% and 5%, respectively, of our total revenue for the three months ended September 30, 2013 and 72%, 4%, and 7%, respectively, for the nine months ended September 30, 2013.

Other revenue was $7,000 and $46,000 for the three and nine months ended September 30, 2014, compared to $7,000 and $16,000 for the same periods in 2013. The increase for the nine months ended September 30, 2014 was primarily due to a specific fee-based development project that was completed during the second quarter of 2014. We do not anticipate this to be recurring.

Cost of revenue generally includes costs associated with commercial production. Cost of revenue increased to $1,858,000 for the three months ended September 30, 2014, compared to $1,648,000 for the same period in 2013, primarily due to increased revenue volume, and net of efficiencies. Cost of revenue increased to $5,581,000 for the nine months ended September 30, 2014, compared to $5,555,000 for the same period in 2013, primarily due to increased revenue volume year over year, and net efficiencies. We expect to continue new nanomaterial development, primarily using our NanoArc® synthesis and dispersion technologies, for targeted applications and new markets during 2014 and beyond. At current revenue levels we have generated a positive gross margin, though margins have been impeded by not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support significantly higher levels of production. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to continue to cut costs and pass commodity market-driven raw materials increases on to customers. As product revenue volume increases, this should result in our fixed manufacturing costs being more efficiently absorbed, leading to increased margins. We expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets, but may or may not continue to realize absolute dollar gross margin growth through 2014 and beyond, dependent upon the factors discussed above.

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

Research and development expense decreased to $316,000 and $989,000 for the three and nine months ended September 30, 2014, respectively, compared to $375,000 and $1,257,000 for the same periods in 2013. The decreases were primarily attributed to reduced product development costs (salaries and materials), as we transferred projects from development into commercial operations. We expect research and development expense to increase slightly from the current rate during the remainder of 2014.

Selling, general and administrative expense was $828,000 and $2,391,000 for the three and nine months ended September 30, 2014, respectively, compared to $773,000 and $2,591,000 for the same periods in 2013. The net changes were primarily attributed to decreased salary and personnel costs, offset by increases in consulting fees and marketing and selling expenses, all related to our stronger focus on a few, well-qualified initiatives and the advancement of development projects into commercial applications. We expect total expense in this area to increase slightly, but not significantly, during the remainder of 2014 as we continue commercial activities in recently launched initiatives, and to remain below total 2013 spending in this area.

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

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments amounted to $2,018,000 on September 30, 2014, compared to $3,306,000 on December 31, 2013 and $3,337,000 on September 30, 2013. The net cash used in our operating activities was $890,000 for the nine months ended September 30, 2014, compared to $591,000 for the same period in 2013, primarily due to trade accounts receivable-driven net working capital fluctuation of approximately $0.8 million during the first nine months of 2014. Net cash used in investing activities amounted to $375,000 for the nine months ended September 30, 2014, compared to $180,000 for the same period in 2013. Capital expenditures, including those under capital leases, amounted to $352,000 and $178,000 for the nine months ended September 30, 2014 and 2013, respectively. Net cash provided by financing activities was $7,000 for the nine months ended September 30, 2014 compared to a use of $46,000 for the same period in 2013, as we paid off a capital lease during 2013. We also sold a $30,000 certificate of deposit during the three months ended September 30, 2014.

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under these agreements require that we maintain a minimum of $1 million in cash, cash equivalents and certain investments, and that we not have the acceleration of any debt maturity having a principal amount of more than $10 million, in order to avoid triggering the customer’s potential right to transfer certain technology and equipment to that customer at a contractually defined price. We had approximately $2.0 million in cash and short-term investments on September 30, 2014, with no debt. This supply agreement and its covenants are more fully described in Note 7 to our Financial Statements in Part I, Item 1 of this Form 10-Q.

We believe that cash from operations and cash, cash equivalents and investments on hand will be adequate to fund our operating plans through the remainder of 2014 and into 2015. Our actual future capital requirements during the remainder of 2014 and into 2015 and beyond will depend, however, on many factors, including customer acceptance of our current and potential nanomaterials and product applications, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell our materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, we expect that capital spending relating to currently known capital needs for the remainder of 2014 will be between $100,000 and $150,000, as we intend to purchase additional capital equipment to facilitate further growth in surface finishing technologies (polishing). If those projects are delayed or ultimately prove unsuccessful, we would expect our capital requirements to be lower.

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

On September 30, 2014, we had a net operating loss carryforward of approximately $79 million for income tax purposes. Because we may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with our various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the remaining carryforward will expire at various dates between January 1, 2018 and December 31, 2033. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. During 2011, the state of Illinois suspended the utilization of NOL carryforwards for four years, extending their duration by an equivalent number of years.

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

As more fully described in Note 4 to our Financial Statements, in Part I, Item 1 of this Form 10-Q. During July 2014 we entered into a new bank-issued letter of credit and promissory note for up to $30,000 supporting our obligations under our facility lease agreement. No borrowings have been incurred under this promissory note.

Safe Harbor Provision

We want to provide investors with more meaningful and useful information. As a result, this Quarterly Report on Form 10-Q (the “Form 10-Q”) contains and incorporates by reference certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements reflect our current expectations of the future results of our operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in future reporting periods to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: our ability to become profitable despite the losses we have incurred since our incorporation; our dependence on our principal customers and the terms of our supply agreements with BASF which could trigger a requirement to transfer technology and/or sell equipment to that customer; our potential inability to obtain working capital when needed on acceptable terms or at all; our ability to obtain materials at costs we can pass through to our customers, including Rare Earth elements, specifically cerium oxide; uncertain demand for, and acceptance of, our nanocrystalline materials; our limited manufacturing capacity and product mix flexibility in light of customer demand; our limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; our dependence on patents and protection of proprietary information; the resolution of litigation or other legal proceedings in which we may become involved; our ability to maintain an appropriate electronic trading venue for our securities; and the impact of any potential new governmental regulations that could be difficult to respond to or costly to comply with. In addition, our forward-looking statements could be affected by general industry and market conditions and growth rates. Readers of this Quarterly Report on Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

We are not a party to any pending legal proceedings or claims that we believe will result in a material adverse effect on our business, financial condition, or operating results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101	The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Cash Flows, and (4) the Notes to Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: November 12, 2014	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer

Date: November 12, 2014	By:	/s/ FRANK J. CESARIO
Frank J. Cesario
Chief Financial Officer