Form 10-K
period 2014-12-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2015-03-27
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based upon the last reported sale price of the registrant’s common stock on June 30, 2014 was $6,893,000 as of such date.

The number of shares outstanding of the registrant’s common stock, par value $.01, as of March 13, 2015 was 28,585,496.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	Business

General

Nanophase Technologies Corporation (“Nanophase” or the “Company”, including “we”, “our” or “us”) is an advanced materials and applications developer and commercial manufacturer with an integrated family of materials technologies. We produce engineered nano and sub-micron materials for use in a variety of diverse markets: personal care including sunscreens, architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, medical diagnostics, energy and a variety of surface finishing technologies (polishing) applications, including optics.

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

We target markets in which we believe practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Recently developed technologies have made certain new products possible and opened potential new markets. We expect growth in end-user (manufacturing customers, including customers of our customers) adoption in 2015 and beyond. Our initiatives in targeted market areas are progressing at differing rates of speed, but we have been broadly moving through testing and development cycles, and in a number of cases believe we are approaching first revenue or next stage revenue with particular customers in the industries referenced above. During 2014 we developed new solutions in surface finishing technologies (polishing) and energy-management areas that have been taken to potential customers, with commercial order flow accelerating in the former and significant commercial testing activities happening in the latter. We believe that successful introduction of our materials with manufacturers may lead to follow-on orders for other materials in their applications. Although our primary strategic focus has been the North American market, we currently sell material to customers overseas and have been working to expand our reach within foreign markets. The Company was incorporated in Illinois on November 25, 1989, and became a Delaware corporation during November 1997. Our common stock trades on the OTCQB marketplace under the symbol NANX.

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

We have undergone a strategic shift during recent years toward penetrating key markets via interactive applications development with end-use customers in these markets. We also supply both nanoscale and larger materials, based on market requirement. We believe this strategy leverages the applications development expertise we have cultivated over the last several years and best positions us to build direct sales to end-use customers, in addition to translating these advantages through our market partners.

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

Most of the raw materials we use are commercially available. In some cases, we rely on sole-source processors of materials that utilize an array of worldwide sources for the raw materials that they process to our specifications. However, in certain cases we deal with very limited supply of certain elements, such as those classified as “Rare Earth” elements- specifically cerium oxide for use in surface finishing technologies (polishing) applications. On a worldwide basis, the vast majority of these elements are sourced from China. Due to severe export limitations imposed by China from 2010 through 2012, the supply of all Rare Earth elements was drastically reduced from previous levels. While prices and availability improved by the end of 2012, the cost remains higher than it was prior to 2010. In addition, this market dynamic created significant concerns, globally, pertaining to the availability and cost of using these materials, which continue to pose customer acceptance risk for elements of our polishing business going forward.

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

Our nanomaterials platform includes two distinct manufacturing processes (PVS — Plasma Vapor Synthesis and NAS - NanoArc® Synthesis) to make nanomaterials or nanoparticles. These technologies allow us to control critical nanomaterial properties (composition, size, shape, structure, surface chemistry) and engineer these attributes to meet specific application performance. Compared to other well-developed known nanoparticle processes, our plasma-produced particles are produced as nonporous, dense, discrete single crystals, which we believe possess a unique set of bulk and surface properties.

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

We see this customer-focused marketing approach increasing our probability of success in many markets, allowing us to use an integrated platform of material technologies and typically reducing the total time-to-market. The more our applications development scientists and sales team work directly with customers to develop nanomaterial solutions, the more quickly and successfully we believe we will be able to grow sales.

In addition to serving customers in diverse markets and geographic locations, we will continue to devote significant resources to maintaining and growing our relationship with BASF Corporation (“BASF”), our largest customer in the personal care market. This has been a successful relationship that we expect will contribute to our future growth. BASF, which describes itself as the world’s leading chemical company with revenue in excess of $100 billion, is a global leader in the personal care market with recognized brands, significant revenues and sales reach. We have a long-term exclusive relationship with BASF, primarily to provide our zinc oxide-based products to be used in personal care with sunscreens and daily wear products being the dominant applications.

In addition to the personal care applications described above, our products are used in a variety of other applications, including architectural coatings, polishing applications (including optical glass and CMP), plastics additives, medical diagnostics, textiles and graphic arts, energy control applications, and others. Recent activities have expanded our presence in the polishing / surface finishing applications space, and 2013 saw us develop two solutions for the energy sector (consumer) that were taken to market leaders for evaluation during 2014. Our efforts in these areas of recent activity will continue in 2015, and we expect a combination of these new solutions in the surface finishing (polishing) and energy sector (consumer) areas to yield significant incremental revenue going forward.

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

Our total research and development expense, which includes all expenses relating to our technology and advanced engineering groups, during the years ended December 31, 2014 and 2013, was $1.3 million and $1.7 million, respectively. This represents our share of these expenses only and does not take into account amounts spent by any of our customers in support of new product development. Our future success will depend in large part upon our ability to develop products which bring a high degree of value to our customers’ products. Through the three-year period ended December 31, 2014, we had cumulative research and development expenses of approximately $5 million and cumulative expenditures on equipment and leasehold improvements of approximately $0.4 million.

Manufacturing Operations

We have manufacturing capacity based in two locations in the Chicago area. At each of these facilities, we are able to develop and supply nanomaterials in quantities ranging from grams to metric tons. Our facilities are certified to ISO 9001:2008 international standards and are cGMP compliant for applicable bulk pharmaceutical manufacturing. We are also in the process of registering some of the chemicals we ship to customers in Europe pursuant to the European Chemical Agency’s regulations issued to date pertaining to Registration Evaluation and Authorization of Chemicals (“REACH”). We have registered Zinc Oxide under REACH and filed preliminary registrations for other materials. Our facilities are also certified to the international standard for environmental management, ISO 14001:2004.

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

As of the date of this filing, we own 11 U.S. patents and 2 pending U.S. patent applications. We also own 35 foreign patents and patent applications consisting of 30 issued or allowed foreign patents and 5 pending foreign patent applications. All of the pending and owned foreign patents are counterparts to domestic filings covering our platform of nanotechnologies. Our oldest issued patents began to expire during 2013. We do not believe that the expiration of these patents will have a material impact on our business or financial condition.

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

We have taken a responsible, proactive approach to EH&S by implementing appropriate procedures and processes to have our facilities certified to ISO 14001, American National Standard, Environmental Management System Requirements. We are also involved with leading industry groups that are defining nanomaterial standards and protocols. These currently include the ASTM International

Committee on Nanotechnology, Nanoscale Materials Stewardship Program under the Toxic Substances Control Act, and the US TAG to ISO TC 229 Nanotechnology committee managed by the American National Standards Institute committee (ANSI). We also participate in FDA reviews relative to cosmetic applications. We have a full-time, advanced degreed professional who spends a significant amount of time managing governmental regulation compliance and EH&S. We believe that our Company has an exemplary safety record.

Employees

On December 31, 2014, we had a total of 39 full-time employees, 5 of whom hold advanced degrees. We have no collective bargaining agreements and believe that we have a strong relationship with our employees.

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

Key Customers

A limited number of key customers account for a substantial portion of our commercial revenue. In particular, revenue from three customers - our largest customer in personal care applications (BASF), our medical diagnostics application customer, and our largest coatings customer - constituted approximately 72%, 6% and 5%, respectively, of our 2014 total revenue. Many of our customers are significantly larger than we are and, therefore, may be able to exert a high degree of influence over us. While our agreements with BASF are long-term agreements, they may be terminated by BASF under certain circumstances with reasonable notice and do not provide any guarantees that BASF will buy our products. The loss of one of our largest customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition. Due to the high concentration of sales to a limited number of customers, we have aggressively pursued new customers through our customer direct business model. To the extent we are successful in adding a large number of customers through this model and maintaining or expanding our existing partners, we believe we will be able to best manage the risks associated with customer concentration.

Forward-Looking Statements

We want to provide investors with more meaningful and useful information. As a result, this Annual Report on Form 10-K (the “Form 10-K”) contains certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements reflect our current expectations of the future results of our operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private

Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2015 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: our ability to become profitable despite the losses we have incurred since our incorporation; our dependence on our principal customers and the terms of our supply agreement with BASF which could trigger a requirement to transfer technology and/or sell equipment to that customer; our potential inability to obtain working capital when needed on acceptable terms or at all; our ability to obtain materials at costs we can pass through to our customers, including Rare Earth elements, specifically cerium oxide; uncertain demand for, and acceptance of, our nanocrystalline materials; our manufacturing capacity and product mix flexibility in light of customer demand; our limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; our dependence on patents and protection of proprietary information; our ability to maintain an appropriate electronic trading venue for our securities; the impact of any potential new governmental regulations that could be difficult to respond to or costly to comply with; and the resolution of litigation or other legal proceedings in which we may become involved. In addition, our forward-looking statements could be affected by general industry and market conditions and growth rates. Readers of this Form 10-K should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time. Such factors may have a material adverse effect on our business, financial condition, and results of operations, and you should carefully consider them before deciding to invest in, or retain, shares of our common stock. Additional risks and uncertainties not presently known to us or which are currently not believed to be material or which we have not predicted may also harm our business operations or affect our actual results. Because of these and other factors, past performance should not be considered an indication of future performance.

We have a history of losses that may continue in the future.

We have incurred net losses in each year since our inception, with net losses of $1.7 million in 2014 and $2.5 million in 2013. As of December 31, 2014, we had an accumulated deficit of approximately $92 million and may incur a loss on an annual basis during 2015. We believe that our business depends, among other things, on our ability to significantly increase revenue. If revenue fails to grow at anticipated rates or if operating expenses increase without a commensurate increase in revenue, or if we fail to adjust operating expense levels accordingly, then the imbalance between revenue and operating expenses will negatively impact our cash balances and our ability to achieve profitability in future periods.

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

Sales to our three largest customers accounted for 72%, 6% and 5%, respectively, of our total revenue in 2014 and sales to these same customers accounted for 72%, 3% and 6%, respectively, of our total revenue in 2013.

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

A majority of our products are incorporated into products such as personal care applications including sunscreens, architectural coatings, surface finishing technologies (polishing), and to a lesser extent, medical diagnostics, abrasion-resistant coatings and other products. These markets have from time to time experienced cyclical, depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions. These industry downturns often result in reduced product demand and declining average selling prices. Our business would be harmed by a continuation of any downturn and/or any future downturns in the markets that we serve.

Our products often have long adoption cycles, which could make it difficult to achieve market acceptance and makes it difficult to forecast revenues.

Due to their often novel characteristics and potential unfamiliarity with them that exists in the marketplace, our nanomaterials may require longer adoption cycles than existing materials technologies, to the point that adoption cycles typically require one to five years. Our nanomaterials have to receive appropriate attention within any potential customer’s organization, and then they must be tested to prove a performance advantage over existing materials, typically on a systems-cost basis. Once we have proven initial commercial viability, pilot scale production runs are typically required and completed by the customer, followed by further testing. Once production-level commercial viability is established, then our nanomaterials can be introduced, often to a downstream marketplace that needs to be familiarized with them. If we are unable to demonstrate to our potential customers the performance advantages and economic value of our nanomaterials over existing and competing materials and technologies, we will be unable to generate significant sales. Our long adoption cycle makes it difficult to predict when sales will occur.

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

From 2010-2012, the availability of one of the materials we use, cerium oxide, a “Rare Earth” material, was constrained by a change in Chinese export policy, causing a dramatic increase in material cost. While prices and availability improved by the end of 2012, the cost of this material remains higher than it was prior to 2010. While cerium oxide continues to be used for many applications, polishing applications in our case, customers are more inclined to look for alternative solutions today as they consider the supply (including cost) risk of this material. Failure of customers to either adopt solutions utilizing cerium oxide or continue to use solutions containing cerium oxide could harm one of our business areas, and thus negatively impact our financial and liquidity position and results of operations.

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

Our manufacturing facilities are located near Chicago—in Romeoville and Burr Ridge, Illinois. These facilities and some of our manufacturing and testing equipment would be difficult to replace in a timely manner. Therefore, any material disruption at one of our facilities due to a natural or man-made disaster or a loss of lease due to non-renewal or other unforeseen events could have a material adverse effect on our ability to manufacture products to meet customers’ demands. While we maintain property insurance, this insurance may not adequately compensate us for all losses that we may incur in the event of a material interruption in our business.

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

Our industry is experiencing rapid changes in technology. If we are unable to keep pace with these changes, our business may not grow.

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

We believe that our current cash balances and other assets that might be monetized if and as needed, as well as unused capacity that might be available for short-term borrowings, will be sufficient to avoid the first triggering event under the BASF supply agreement for the foreseeable future, and because we are debt-free, the second triggering event is not currently applicable to us.

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

We may be subject to periodic litigation and other regulatory proceedings or governmental investigations, which could result in the unexpected expenditure of time and resources.

From time to time, we may be a defendant in lawsuits and regulatory proceedings or are the subject of governmental investigations relating to our business. Due to the inherent uncertainties of litigation, regulatory proceedings and governmental investigations, we cannot accurately predict the ultimate outcome of any such proceedings or investigations. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation, regulatory proceedings or governmental investigations, such matters are expensive and will require that we devote substantial resources and executive time to defend, thereby diverting management’s attention and resources that are needed to successfully run our business.

The disclosure requirements under the “conflict minerals” provisions of the Dodd-Frank Act could increase our costs and limit the supply of certain metals used in our products and affect our reputation with customers and shareholders.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, or the Dodd-Frank Act, the SEC adopted disclosure requirements, which became effective in 2014, for public companies using certain minerals and metals in their products. These minerals and metals are generally referred to as “conflict minerals” regardless of their country of origin. We anticipate commercial sales of one or more products containing these materials to begin during 2015 (energy application). Under these rules, we are required to perform due diligence and disclose our efforts to prevent the sourcing of such conflict minerals from the Democratic Republic of Congo or adjoining countries. As a result of these new regulations, we expect to incur, additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the conflict minerals used in our products. These new requirements could also adversely affect the sourcing, availability and pricing of such minerals, and the pool of suppliers who provide “conflict free” metals may be limited. As a result, we or our suppliers may not be able to obtain materials necessary for production of our products in sufficient quantities or at competitive prices. In addition, we may not be able to sufficiently verify the origins of all metals used in our products and confirm that they are “conflict free,” which may adversely affect our reputation.

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

As of December 31, 2014, Bradford T. Whitmore, together with his affiliates, Grace Brothers, Ltd. and Grace Investments, Ltd., beneficially owned approximately 38% of the outstanding shares of our common stock. The current ownership position of Mr. Whitmore and his affiliates could delay, deter or prevent a change of control or adversely affect the price that investors might be willing to pay in the future for shares of our common stock. The interests of Mr. Whitmore and his affiliates may differ from the interests of our other stockholders and they may vote the common stock they beneficially own in ways with which our other stockholders disagree. R. Janet Whitmore, one of our directors since 2003 and a stockholder, is the sister of Mr. Whitmore.

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

Failure to protect the integrity and security of individually identifiable data of our customers, vendors and employees could expose us to litigation and damage our reputation.

We receive and maintain certain personal, sensitive and confidential information about our customers, vendors and employees. The collection and use of this information is regulated at the international, federal and state levels, and is subject to certain contractual restrictions in third party contracts. Although we have implemented processes to collect and protect the integrity and security of this personal information, there can be no assurance that this information will not be obtained by unauthorized persons, or collected or used inappropriately. If our security and information systems or the systems of our employees or external business associates are compromised or our employees or external business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons, or collected or used inappropriately, it could negatively affect our reputation, as well as our operations and financial results, and could result in litigation or regulatory action against us or the imposition of costs, fines or other penalties. As privacy and information security laws and regulations change, we may incur additional costs to remain in compliance.

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

The Romeoville facility houses our headquarters, advanced engineering, manufacturing (including nanoparticle coating, nanoparticle dispersion and pilot-scale manufacturing) and research and development with three applications development laboratories. All Romeoville manufacturing processes are certified to ISO 9001:2008 and ISO 14001:2004, and we believe that the manufacturing of nanoparticle coating used for sunscreens and personal care is in compliance with the cGMP requirements of the FDA.

We lease our Romeoville and Burr Ridge facilities. During November 2014 we entered into a Lease Amendment amending the then-current lease for the facility in Romeoville, Illinois, which, among other things, extended the term of such lease through December 31, 2019 (with our option to extend the term for an additional five-year period). We renewed the Burr Ridge facility lease in September 2010, extending the terms through September 2014 (we subsequently exercised our option to extend the term through September 2016, and have the option to extend the term for one additional one-year period). During 2013 we also renewed the lease for our offsite warehouse through August 2016.

We believe that our leased facilities provide sufficient capacity to fulfill current known customer demand as well as allow for the creation of substantial additional space to enable expansion of key production processes. We believe additional facilities could be obtained in the area at competitive prices if necessary to support growth. We believe that our capital expenditures made in 2014, and projected for 2015, will support currently anticipated demand from existing customers. Our actual future capacity requirements will depend on many factors, including new and potential customer acceptance of our current and potential nanomaterials and product applications, both expected and currently unplanned growth from existing customers, continued progress in our research and development activities and product testing programs and the magnitude of these activities and programs.

Item 3.	Legal Proceedings

We are not a party to any pending legal proceedings or claims that we believe will result in a material adverse effect on our business, financial condition, or operating results.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information; Holders; Dividends

Our common stock is traded on the OTCQB marketplace, operated by OTC Markets Group, since voluntarily delisting from the NASDAQ Capital Market on March 20, 2012. Our symbol, “NANX”, did not change as a result of this venue transfer. The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock on the OTCQB marketplace:

	High	Low
Fiscal year ended December 31, 2014:
First Quarter	$0.56	$0.44
Second Quarter	0.56	0.40
Third Quarter	0.51	0.40
Fourth Quarter	0.56	0.40
Fiscal year ended December 31, 2013:
First Quarter	$0.59	$0.40
Second Quarter	0.63	0.28
Third Quarter	0.61	0.40
Fourth Quarter	0.55	0.26

On March 13, 2015, the last reported sale price of our common stock was $0.51 per share, and there were approximately 118 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plan

The following table gives information about our common stock that may be issued upon the exercise of options and rights under our 2010 Equity Compensation Plan (the “2010 Equity Plan”) on December 31, 2014. The 2010 Equity Plan replaced the 2004 Equity Compensation Plan (the “2004

Plan”), the 2005 Non-Employee Director Restricted Stock Plan (as amended, the “2005 Plan”), and the Amended and Restated 2006 Stock Appreciation Rights Plan (the “2006 Plan”).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans Approved by Shareholders	2,534,000	$1.31	599,000
Plans Not Approved by Shareholders	None	$—	None

Item 6.	Selected Financial Data

Not required for a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Nanophase is an advanced materials and applications developer and commercial manufacturer with an integrated family of materials technologies. We produce engineered nano and sub-micron materials for use in a variety of diverse markets: personal care including sunscreens, architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, medical diagnostics, energy, and a variety of surface finishing technologies (polishing) applications, including optics. We target markets in which we believe practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Recently developed technologies have made certain new products possible and opened potential new markets. For example, we have applied our skills at producing precisely defined nanomaterials to now create and sell larger, sub-micron material products. Our focus is on customer need where we believe we have an advantage, as opposed to finding uses for one particular technology. We expect growth in end-user (manufacturing customers, including customers of our customers) adoption in 2015 and beyond. Our initiatives in targeted market areas are progressing at differing rates of speed, but we have been broadly moving through testing and development cycles, and in a number of cases believe we are approaching first revenue or next stage revenue with particular customers in the industries referenced above. For example, during 2014 we developed new solutions in the surface finishing technologies (polishing) and energy-management areas that were presented to potential customers during the year and have already resulted in accelerating order flows in the former and significant commercial testing in the latter. We believe that successful introduction of our materials with manufacturers may lead to follow-on orders for other materials in their applications. We expect that we will both work more deeply with current customers and attract additional customers, which should help us achieve growth in these markets in 2015 and beyond.

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

Results of Operations

Years Ended December 31, 2014 and 2013

Total revenue increased to $9,936,000 in 2014, compared to $9,590,000 in 2013. A substantial majority of our revenue for each year is from our largest customers, in particular sales to our largest customer in personal care and sunscreen applications. Product revenue, the primary component of our total revenue, increased to $9,880,000 in 2014, compared to $9,566,000 in 2013. This increase was primarily due to increased revenue from our largest customer, as well as increased revenue from our customer in medical diagnostics and increased revenues in our surface finishing (polishing) applications, offset in part by a reduction from one of our two largest coatings customers. Revenue from our top three customers was approximately 72%, 6% and 5%, respectively, in 2014, compared to 72%, 3% and 6% for the same customers in 2013.

Other revenue increased to $56,000 in 2014, compared to $24,000 in 2013. The increase was primarily related to a fee-based project that was completed and we do not expect to be repeated during the foreseeable future.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $7,105,000 in 2014, compared to $7,030,000 in 2013. The increase in cost of revenue was primarily driven by the increase in product revenue volume, offset by a reduction in depreciation expense related to fully depreciated equipment and efficiencies gained in the production system. We expect to continue new nanomaterial development, primarily using our NanoArc® synthesis and dispersion technologies, for targeted applications and new markets during 2015 and beyond. At current revenue levels we have generated a positive gross margin, though margins have been impeded by not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support significantly higher levels of production. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to continue to cut costs and pass commodity market-driven raw materials increases on to customers. As product revenue volume increases, this should result in our fixed manufacturing costs being more efficiently absorbed, leading to increased margins. We expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets, but may or may not continue to realize absolute dollar gross margin growth through 2015 and beyond, dependent upon the factors discussed above.

Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with the development or acquisition of new product applications and coating formulations and the cost of enhancing our manufacturing processes. As an example, we have been, and continue to be, engaged in research to enhance our ability to disperse material in a variety of organic and inorganic media for use as coatings and polishing materials, including polishing products. Much of this work has led to several new products and additional potential new products.

Having demonstrated the capability to produce pilot quantities of mixed-metal oxides in a single crystal phase, we do not expect development of further variations on these materials to present material technological challenges. Many of these materials exhibit performance characteristics that can enable them to serve in various catalytic applications. We are now working on several related commercial opportunities using the same materials. We expect that this technique should enable us to scale to large quantity commercial volumes. We also have an ongoing advanced engineering effort that is focused on the development of new nanomaterials as well as the refinement of existing nanomaterials, as dictated by our customer-driven marketing strategy. We are not certain when or if any significant revenue will be generated from the production of the materials described above.

Research and development expense decreased to $1,338,000 in 2014, compared to $1,679,000 in 2013. The primary reasons for this decrease were reduced product development costs (salaries and materials) as we transferred new material solutions in the energy sector from development to operations for commercial activity and wage and benefit savings associated with lower staffing. We expect an approximately 10% increase in spending in this area during 2015 as we begin additional development projects and add to our staff.

Selling, general and administrative expense decreased to $3,215,000 in 2014, compared to $3,372,000 in 2013. The net decrease was primarily attributed to decreased salary and personnel costs, partially offset by increases in consulting fees and marketing and selling expenses, all related to our stronger focus on a few, well-qualified initiatives and the advancement of development projects into commercial applications. We expect 2015 costs to be approximately 8% higher and driven largely by the selling function, depending on the status of certain initiatives.

Interest income was insignificant during both periods, as it decreased to $810 in 2014, compared to $1,501 in 2013. The decrease was primarily due to small investment yields not offset by bank related fees and limited excess cash for investment purposes.

Inflation

We believe inflation has not had a material effect on our operations or financial position. However, supplier price increases and wage and benefit inflation, both of which represent a significant component of our costs of operations, may have a material effect on our operations and financial position in 2015 and beyond if we are unable to pass through any increases under present contracts or through to our markets in general.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments amounted to $1,862,000 as of December 31, 2014, compared to $3,306,000 on December 31, 2013. The net cash used in our operating activities for the year ended December 31, 2014 was $1,181,000 compared to $522,000 for the year ended December 31, 2013. The 2014 figure includes approximately $400,000 of working capital spending while the 2013 figure includes $800,000 in working capital benefit primarily related to the timing of receivables collections and fourth quarter shipment dates. Net cash used in investing activities amounted to $239,000 for the year ended December 31, 2014, compared to $276,000 for the year ended December 31, 2013. Capital expenditures amounted to approximately $400,000 (including one new capital lease for $200,000) and $300,000 (with no new capital leases) for the years ended December 31, 2014 and 2013, respectively. Net cash provided by financing activities was $6,000 in 2014, compared to a use of $50,000 in cash used in financing activities in 2013.

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under these agreements require that we maintain a minimum of $1 million in cash, cash equivalents and certain investments, and that we not have the acceleration of any debt maturity having a principal amount of more than $10 million, in order to avoid triggering the customer’s potential right to transfer certain technology and equipment to that customer at a contractually defined price. We had approximately $1.9 million in cash on December 31, 2014, and no debt.

We believe that cash from operations and cash on hand, in addition to unused borrowing capacity which might be used to secure financing, will be adequate to fund our operating plans through 2015. Our actual future capital requirements in 2015 and beyond will depend, however, on many factors, including customer acceptance of our current and potential nanomaterials and product applications, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell our materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, we expect that capital spending relating to currently known capital needs for 2015 will be between $300,000 and $450,000. If those projects are delayed or ultimately prove unsuccessful, we would expect our capital requirements to be toward the lower end of the range. Similarly, substantial success in business development projects may cause the actual 2015 capital investment to exceed the top of this range.

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

On December 31, 2014, we had a net operating loss carryforward of approximately $80 million for income tax purposes. Because the Company may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the remaining carryforward will expire at various dates between January 1, 2018 and December 31, 2034. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. Changes in Illinois state tax law beginning in 2011 may impact net loss carryforward duration and utilization on the state tax level.

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

As more fully described in Note 3 to our Financial Statements, referenced in Part II, Item 8 and set forth on page F-10 of this Form 10-K, during July 2014 we entered into a new bank-issued letter of credit and promissory note for up to $30,000 supporting our obligations under our facility lease agreement. No borrowings have been incurred under this promissory note.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting. The Company’s management, including Mr. Jankowski, the CEO, and Mr. Cesario, the CFO, confirms that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

Set forth below is certain information regarding the directors of the Company.

Name	Age	Position with Company	Served as Director Since	Term Expires	Class
James A. Henderson	80	Chairman of the Board of Directors	2001	2016	I
James A. McClung, Ph.D.	77	Director	2000	2016	I
R. Janet Whitmore	60	Director	2003	2016	I
Jess A. Jankowski	49	President, Chief Executive Officer and Director	2009	2017	II
Richard W. Siegel, Ph.D.	77	Director	1989	2017	II
W. Ed Tyler	62	Director	2011	2017	II
George A. Vincent, III	70	Director	2007	2015	III

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

Dr. Siegel is a co-founder of the Company and has served as a director of the Company since 1989. Dr. Siegel served as a consultant to the Company from 1990 to 2002 with regard to the application and commercialization of nanomaterials. Dr. Siegel is an internationally recognized scientist in the field of nanomaterials. During his tenure on the research staff at Argonne National Laboratory from July 1974 to May 1995, he was the principal scientist engaged in research with the laboratory-scale synthesis process that was the progenitor of the Company’s physical-vapor-synthesis production system. Dr. Siegel has been the Robert W. Hunt Professor in Materials Science and Engineering at Rensselaer Polytechnic Institute since June 1995, and served as Department Head from 1995 to 2000. In April 2001, Dr. Siegel became the founding Director of the newly created Rensselaer Nanotechnology Center at the Institute. During the period from 1995 until 1998, he was also a visiting professor at the Max Planck Institute for Microstructure Physics in Germany on an Alexander von Humboldt Research Prize received in 1994. During the period from 2003 until 2004 he was a visiting professor in Japan on a RIKEN Eminent Scientist Award. He chaired the World Technology Evaluation Center worldwide study of nanostructure science and technology for the U.S. government, has served on the Council of the Materials Research Society and as Chairman of the International Committee on Nanostructured Materials. He also served on the Committee on Materials with Sub-Micron Sized Microstructures of the National Materials Advisory Board and was the co-chairman of the Study Panel on Clusters and Cluster-Assembled Materials for the U.S. Department of Energy. He served on the Nanotechnology Technical Advisory Group to the U.S. President’s Council of Advisors on Science and Technology during 2003-2009. Dr. Siegel holds an A.B. degree in physics from Williams College and an M.S. degree and Ph.D. from the University of Illinois at Urbana-Champaign. We believe that Dr. Siegel’s value to our Board of Directors, as co-founder of the Company and inventor of our initial base technology, is self-explanatory.

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

Meetings of the Board and Committees — During the year ended December 31, 2014, the Board of Directors held four meetings. No director missed more than one board or committee meeting held during 2014 (for all committees on which a particular director served).

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

The Audit and Finance Committee generally has responsibility for retaining the Company’s independent public auditors, reviewing the plan and scope of the accountants’ annual audit, reviewing the Company’s internal control functions and financial management policies, reviewing and approving all related party transactions, and reporting to the Board of Directors regarding all of the foregoing. The Audit and Finance Committee held seven meetings during 2014. The Board of Directors has determined that Mr. Vincent and Mr. McClung are the “audit committee financial experts” as described in applicable SEC rules. Each member of the Audit and Finance Committee is independent, as defined in applicable SEC rules.

The Compensation Committee generally has responsibility for establishing executive officer and key employee compensation, reviewing and establishing the Company’s executive compensation, evaluating our Outside Director compensation, and reporting to the Board of Directors regarding the foregoing. The Compensation Committee also has responsibility for administering the 2010 Equity Plan, determining the number of options, if any, to be granted to the Company’s employees and consultants pursuant to the 2010 Equity Plan and reporting to the Board of Directors regarding the foregoing. Regarding most compensation matters, including executive compensation, our management provides recommendations to the Compensation Committee; however, the Compensation Committee does not delegate any of its functions to others in setting compensation. The Compensation Committee does not currently utilize external consultants in executive or director compensation matters. The Compensation Committee held two meetings during 2014. Each member of the Compensation Committee is independent, as defined in applicable SEC rules, is a “non-employee director” as defined in Rule 16b-3 under the Exchange Act and is an “Outside Director” as defined by the regulations under Section 162(m) of the Internal Revenue Code.

The Nominating and Corporate Governance Committee generally has responsibility for evaluating and nominating candidates to serve on the Board of Directors, and for establishing and reviewing our Corporate Governance Principles. Five of the six members of the Nominating and Corporate Governance Committee are independent, as defined in applicable SEC rules. The Nominating and Corporate Governance Committee held two meetings during 2014.

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

Name	Age	Position
Frank Cesario	45	Chief Financial Officer
Kevin Cureton	53	Vice President – Sales, Marketing and Business Development
Nancy Baldwin	63	Vice President – Human Resources and Investor Relations

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

The Board of Directors elects executive officers and such executive officers, subject to the terms of their employment agreements, serve at the discretion of the Board of Directors. Messrs. Jankowski, Cesario, and Cureton, and Ms. Baldwin, each have employment agreements with the Company. See Item 11 below. There are no family relationships among any of the directors or officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Exchange Act requires the Company’s officers (as defined under Section 16), directors and persons who beneficially own greater than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of the forms we have received and on written representations from certain reporting persons that no such forms were required for them, we believe that during 2014 all Section 16 filing requirements applicable to our officers, directors and 10% beneficial owners were complied with by such persons except as follows: a Form 4 filing related to a May 14, 2014 stock purchase by Ms. Whitmore was filed 3 days late, a Form 4 filing related to a May 20, 2014 stock purchase by Ms. Whitmore was filed 1 day late, and a Form 4 filing related to a December 23, 2014 stock purchase by Mr. Henderson was filed 1 day late.

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

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation for each of our named executive officers in U.S. dollars for the years ended December 31, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Jess Jankowski	2014	$281,242	$—	$37,728	$—	$20,120	$339,090
Chief Executive Officer	2013	$291,174	$—	$29,428	$—	$32,020	$352,622
Frank Cesario	2014	$160,685	$—	$16,768	$—	$1,224	$178,677
Chief Financial Officer	2013	$164,351	$—	$12,752	$—	$7,793	$184,896
Kevin Cureton	2014	$173,718	$—	$31,440	$—	$19,936	$225,094
Vice President Sales, Marketing, Business Development	2013	$184,868	$—	$15,695	$—	$26,718	$227,281

Patrick Murray (5)	2014	$176,235	$—	$20,960	$—	$20,082	$217,277
former Vice President Research and Development	2013	$171,790	$—	$15,695	$—	$26,157	$213,642
Nancy Baldwin	2014	$158,632	$—	$16,768	$—	$8,468	$183,868
Vice President Human Resources and Investor Relations	2013	$162,338	$—	$12,752	$—	$15,061	$190,151

(1)	Any amounts earned during 2014 and 2013 would have been paid in early 2015 and 2014, respectively. Bonus compensation is driven by Company performance against its goals as ultimately determined by the Compensation Committee of the Board of Directors. A set of Company-level objectives is created at the beginning of the year, focusing on total revenue, revenue growth, particular sources of revenue growth, business development achievements, cash flows and related targets, as well as a small discretionary component designed to capture items not specifically listed. Each measure has varying levels of achievement, which is reflected in the aggregate bonus measurement. The resulting bonus calculation is then applied to each individual’s bonus potential as a percentage of salary. Because total revenue growth was only 4% during 2014 and did not increase during 2013, performance targets were not met and thus no bonus was awarded to any of the named executive officers for 2014 or 2013.
(2)	The amounts in this column represent the aggregate fair value of awards granted in 2014 and 2013 fiscal years in accordance with FASB ASC Topic 718. See Note 10 of the notes to our financial statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining the FASB ASC Topic 718 values.
(3)	None.
(4)	The amounts in this column represent 401(k) match, health and life insurance. Health insurance benefits are the same for all employees. Life insurance is provided in the amount of one times the annual base salary with a maximum of $150,000.
(5)	Dr. Murray resigned from his position as Vice President Research and Development effective December 5, 2014.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding each unexercised option held by each of our named executive officers as of December 31, 2014. In addition to the named executive officers below, Dr. Murray had the right under the 2010 Equity Plan to exercise 187,666 options that were vested as of his December 5, 2014 termination of employment for a period of 90 days thereafter.

	OPTION AWARDS					STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE		OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SHARES OF STOCK THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET VALUE OF SHARES OF STOCK THAT HAVE NOT VESTED ($)
Jess Jankowski	10,000	-0-		$6.030	09/27/15
	15,000	-0-		$6.010	09/27/16
	18,000	-0-		$4.480	11/06/17
	23,000	-0-		$3.140	05/12/18
	30,000	-0-		$1.020	05/04/19
	27,000	-0-		$1.700	05/03/20
	85,000	-0-		$1.260	05/02/21
	65,333	32,667	(1)	$0.300	08/07/22

	30,000	60,000	(2)	$0.415	02/14/23
	-0-	90,000	(3)	$0.520	02/13/24
						—	—
Frank Cesario	20,000	-0-		$1.070	06/24/19
	20,000	-0-		$1.700	05/03/20
	31,000	-0-		$1.260	05/02/21
	27,333	13,667	(1)	$0.300	08/07/22
	13,000	26,000	(2)	$0.415	02/14/23
	-0-	40,000	(3)	$0.520	02/13/24
						—	—
Kevin Cureton	34,667	17,333	(4)	$0.300	11/28/22
	16,000	32,000	(2)	$0.415	02/14/23
	-0-	75,000	(3)	$0.520	02/13/24
						—	—
Nancy Baldwin	7,500	-0-		$6.010	09/27/16
	9,000	-0-		$4.480	11/06/17
	15,000	-0-		$3.140	05/12/18
	30,000	-0-		$1.020	05/04/19
	27,000	-0-		$1.700	05/03/20
	31,000	-0-		$1.260	05/02/21
	27,333	13,667	(1)	$0.300	08/07/22
	13,000	26,000	(2)	$0.415	02/14/23
	-0-	40,000	(3)	$0.520	02/13/24
						—	—

(1)	The grants expiring August 7, 2022 vest in three equal installments on August 7, 2013, 2014 and 2015.
(2)	The grants expiring February 14, 2023 vest in three equal installments on February 14, 2014, 2015 and 2016.
(3)	The grants expiring February 13, 2024 vest in three equal installments on February 13, 2015, 2016 and 2017.
(4)	The grant expiring November 28, 2022 vests in three equal installments on November 28, 2013, 2014 and 2015.

POTENTIAL PAYMENT UPON TERMINATION OR CHANGE IN CONTROL

Severance Benefits. Please see discussion of severance benefits under “Employment Agreements” above.

Change in Control. Upon a change in control, the 2010 Equity Plan provides that: (1) vesting under all outstanding stock options will automatically accelerate and each option will become fully exercisable; (2) the restrictions and conditions on all outstanding restricted shares shall immediately lapse; and (3) the holders of performance shares will receive a payment in settlement of the performance shares, in an amount determined by the Compensation Committee, based on the target payment for the performance period and the portion of the performance period that precedes the change in control. If the Company is not the surviving entity, the successor is required to assume all unexercised options.

Payments. The following table quantifies the estimated payments that would be made in each covered circumstance to our named executive officers:

NAME	TERMINATION BY COMPANY WITHOUT CAUSE (1)	CHANGE IN CONTROL (2)	INVOLUNTARY TERMINATION IN CONNECTION WITH OR FOLLOWING A CHANGE IN CONTROL (3)
Jess Jankowski	$301,000	$3,267	$602,000
Frank Cesario	$82,500	$1,367	$82,500
Kevin Cureton	$110,000	$1,733	$110,000
Nancy Baldwin	$82,500	$1,367	$82,500

(1)	This amount represents the severance benefits that would be received under the executive officer’s employment agreement as described had the executive officer been terminated by the Company without cause on December 31, 2014.
(2)	This amount represents an estimate of the value that would have been received under the equity compensation plans had a change in control occurred as of December 31, 2014 and the executive officers benefited from an acceleration of vesting in the equity-based plan awards, as described above. For this purpose, the closing price of our common stock as of December 31, 2014 was used. The amount represents the difference between the exercise price of any unvested options and $0.40.
(3)	This amount represents an estimate of the payments and value (in addition to any acceleration of vesting of equity-based awards) that would have been received by the executive officers had the executive officers been terminated by the Company without cause on December 31, 2014 in connection with a change in control on this date.

Upon his resignation effective December 5, 2014, Dr. Murray did not receive any severance benefits or any accelerated vesting of his equity-based awards.

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

In 2014, we paid quarterly compensation to the Chairman of the Board of Directors, for an annual rate of $19,250. We paid quarterly compensation to the Chairman of the Audit and Finance Committee and to the Chairman of the Compensation Committee totaling $15,750 to each. Each of our other Outside Directors was paid quarterly compensation for an annual total of $14,000 per Outside Director for services performed in their capacity as a director.

During the first quarter of 2014, we granted our Outside Directors stock options totaling 69,000 shares under the 2010 Equity Plan, as follows: the Chairman of the Board of Directors received stock options to purchase 15,000 shares of our common stock, the Chairman of the Audit and Finance Committee and the Chairman of the Compensation Committee each received stock options to purchase 12,000 shares of our common stock and each of our other Outside Directors received stock options to purchase 10,000 shares of our common stock. Our Outside Directors had the following shares of our common stock underlying stock options (both vested and unvested) outstanding as of December 31, 2014: Mr. Henderson: 55,000 shares; Mr. McClung: 48,000 shares; Mr. Vincent: 54,000 shares; Ms. Whitmore: 40,000 shares; Mr. Siegel: 40,000 shares; and Mr. Tyler: 44,000 shares.

Prior to 2011, we granted our Outside Directors stock appreciation rights (SARs) totaling 106,750 shares, under our Amended and Restated 2006 Stock Appreciation Rights Plan and subsequently under the 2010 Equity Plan. No SARs were granted during 2013 or 2014. The SARs granted vested immediately and are payable upon the directors’ termination from the position of director. The fair value of the liability for the 73,500 shares that were outstanding on December 31, 2014 was approximately $1,000.

In 2013, we paid quarterly compensation to the Chairman of the Board of Directors for an annual rate of $22,000. We paid quarterly compensation to the Chairman of the Audit and Finance Committee and the Chairman of the Compensation Committee totaling $18,000 each. We paid all other Outside Directors quarterly compensation amounting to an annual total of $16,000 per Outside Director for services performed in their capacity as directors.

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

All Outside Directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board and committee meetings.

2014 Outside Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Stock Appreciation Rights ($)	Total($)
James A. Henderson	$19,250	$6,288	—	$25,538
James A. McClung	$15,750	$5,030	—	$20,780
W. Ed Tyler	$15,750	$5,030	—	$20,780
R. Janet Whitmore	$14,000	$4,192	—	$18,192
George A. Vincent, III	$14,000	$4,192	—	$18,192
Dr. Richard Siegel	$14,000	$4,192	—	$18,192

(1)	The amounts in this column represent the aggregate fair value of awards granted in fiscal 2014 in accordance with FASB ASC Topic 718. See Note 10 of the notes to our financial statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining the FASB ASC Topic 718 values.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF MANAGEMENT

AND PRINCIPAL STOCKHOLDERS

The following table sets forth, as of March 13, 2015 certain information with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of common stock, (2) each of our directors, (3) each of our named executive officers and (4) all of our executive officers and directors as a group.

Name	Number of Shares Beneficially Owned (1)		Percent of Shares Beneficially Owned
Bradford T. Whitmore	10,683,739	(2)	37.4%
Spurgeon Corporation	3,034,710	(3)	10.6%
Grace Brothers, Ltd.	2,433,300	(4)	8.5%
John H. Conley, Jr.	1,940,000	(5)	6.8%
James A. Henderson	354,973	(6)	1.2%
Richard W. Siegel, Ph.D.	416,505	(7)	1.5%
James A. McClung	79,653	(8)	*
W. Ed Tyler	28,667	(9)	*
R. Janet Whitmore	1,015,713	(10)	3.6%
George A. Vincent, III	40,000	(11)	*
Jess A. Jankowski	403,134	(12)	1.4%
Kevin Cureton	91,667	(13)	*
Nancy Baldwin	187,154	(14)	*
Frank J. Cesario	168,117	(15)	*
All current executive officers and directors as a group (10 persons)	2,785,583	(16)	9.4%

Unless otherwise indicated below, the person’s address is the same as the address for the Company.

*	Denotes beneficial ownership of less than one percent.
(1)	Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	Includes 2,433,300 shares of common stock held by Grace Brothers, Ltd., 601,410 shares of common stock held by Grace Investments, Ltd. and 7,649,029 shares held by Bradford T. Whitmore. Mr. Whitmore is a general partner of both Grace entities. In such capacities, Mr. Whitmore shares voting and investment power with respect to the shares of common stock held by the Grace entities. This information is based on information reported on Form 4 filed on May 8, 2013 with the SEC. The address of the stockholder is 1560 Sherman Avenue, Suite 900, Evanston, Illinois 60201.
(3)	Includes 2,433,300 shares of common stock held by Grace Brothers, Ltd. and 601,410 shares of common stock held by Grace Investments, Ltd. Spurgeon Corporation is a general partner of both Grace entities and shares voting and investment power with respect to the shares of common stock held by such Grace entities. This information is based on information reported on the Form 4 referenced above. The address of the stockholder is 1560 Sherman Avenue, Suite 900, Evanston, Illinois 60201.
(4)	This information is based on information reported on the Form 4 referenced above. The address of the stockholder is 1560 Sherman Avenue, Suite 900, Evanston, Illinois 60201.
(5)	This information is based on information reported on Schedule 13G filed with the SEC on February 5, 2014. The address of the stockholder is 8 Rene Carr Street, Elkton, Maryland 21921.
(6)	Includes Mr. Henderson’s 35,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 13, 2015.
(7)	Includes Dr. Siegel’s 26,667 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 13, 2015.

(8)	Includes Mr. McClung’s 32,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 13, 2015, as well as 30,071 shares held by his spouse.
(9)	Includes Mr. Tyler’s 28,667 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 13, 2015.
(10)	Includes Ms. Whitmore’s 26,667 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 13, 2015, as well as 32,675 shares held by her daughter.
(11)	Includes Mr. Vincent’s 40,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 13, 2015.
(12)	Includes Mr. Jankowski’s 363,333 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 13, 2015, as well as 1,000 shares held by his spouse.
(13)	Includes Mr. Cureton’s 91,667 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 13, 2015.
(14)	Includes Ms. Baldwin’s 186,167 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 13, 2015.
(15)	Includes Mr. Cesario’s 84,334 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 13, 2015.
(16)	Includes all executive officers and directors as a group’s 914,500 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 13, 2015.

As of the date of his termination of employment, December 5, 2014, Dr. Murray held 1,503 shares of common stock. All options not exercised within 90 days of his termination date were forfeited, so he had no outstanding stock options as of March 13, 2015.

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

We did not engage in any transactions in which a related person had or will have a direct or indirect material interest during 2013 or 2014. No such transactions are currently contemplated.

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

Audit Fees. The aggregate amount billed by our principal accountant, McGladrey LLP, for audit services performed for the fiscal years ended December 31, 2014 and 2013 was approximately $149,000 and $145,000, respectively. Audit services include the auditing of financial statements and quarterly reviews.

Audit Related Fees. Total audit related fees billed by McGladrey LLP was approximately none and $4,000 for the years ended December 31, 2014 and 2013, respectively, which may include costs incurred for reviews of registration statements, assistance with Staff comment letters, and consultation on various accounting matters in support of our financial statements.

Tax Fees. There were no fees billed by our principal accountant for tax related services for the fiscal years ended December 31, 2014 and 2013.

All Other Fees. Other than those fees described above, during the fiscal years ended December 31, 2014 and 2013, there were no other fees billed for services performed by our principal accountant.

All of the fees described above were approved by our Audit and Finance Committee.

Audit and Finance Committee Pre-Approval Policies and Procedures. Nanophase’s Audit and Finance Committee pre-approves the audit and non-audit services performed by McGladrey LLP, our principal accountants, in order to assure that the provision of such services does not impair McGladrey LLP’s independence. Unless a type of service to be provided by McGladrey LLP has received general pre-approval, it will require specific pre-approval by the Audit and Finance Committee. In addition, any proposed services exceeding pre-approval cost levels or budgeted amounts will require specific pre-approval by the Audit and Finance Committee.

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

Report of McGladrey LLP, Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2014 and 2013

Statements of Operations for the Years Ended December 31, 2014 and 2013

Statements of Stockholders’ Equity for the Years Ended December 31, 2014 and 2013

Statements of Cash Flows for the Years Ended December 31, 2014 and 2013

Notes to Financial Statements

2.	A list of exhibits required to be filed as part of this Form 10-K is set forth in the Exhibit Index beginning on page E-1 of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

NANOPHASE TECHNOLOGIES CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Nanophase Technologies Corporation

We have audited the accompanying balance sheets of Nanophase Technologies Corporation as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nanophase Technologies Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Schaumburg, Illinois

March 27, 2015

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	(in thousands except share and per share data)
	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,862	$3,276
Investments	—	30
Trade accounts receivable, less allowance for doubtful accounts of $6 on December 31, 2014 and 2013	388	52
Other receivables	—	1
Inventories, net	950	976
Prepaid expenses and other current assets	367	202

Total current assets	3,567	4,537

Equipment and leasehold improvements, net	2,138	2,464
Other assets, net	25	27

	$5,730	$7,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$70	$31
Accounts payable	493	503
Accrued expenses	413	323

Total current liabilities	976	857

Long-term portion of capital lease obligations	121	10
Long-term deferred rent	621	633
Asset retirement obligations	166	160

Total long-term liabilities	908	803

Contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 28,516,163 and 28,481,496 shares issued and outstanding on December 31, 2014 and December 31, 2013, respectively	285	285
Additional paid-in capital	95,966	95,761
Accumulated deficit	(92,405)	(90,678)

Total stockholders’ equity	3,846	5,368

	$5,730	$7,028

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

	(in thousands except share and per share data)
	Years ended December 31,
	2014	2013
Revenue:
Product revenue	$9,880	$9,566
Other revenue	56	24

Total revenue	9,936	9,590

Operating expense:
Cost of revenue	7,105	7,030

Gross profit	2,831	2,560

Research and development expense	1,338	1,679
Selling, general and administrative expense	3,215	3,372

Loss from operations	(1,722)	(2,491)
Interest income	1	2
Interest expense	(6)	(12)
Other, net	—	23

Loss before provision for income taxes	(1,727)	(2,478)
Provision for income taxes	—	—

Net loss	$(1,727)	$(2,478)

Net loss per share-basic and diluted	(0.06)	(0.09)

Weighted average number of basic and diluted common shares outstanding	28,482,256	28,469,393

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
Description	Shares	Amount	Shares	Amount
Balance on December 31, 2012	—	$—	28,458,162	$285	$95,512	$(88,200)	$7,597

Stock option exercises	—	—	23,334	—	7	—	7
Stock-based compensation	—	—	—	—	242	—	242
Net loss for the year ended December 31, 2013	—	—	—	—	—	(2,478)	(2,478)

Balance on December 31, 2013	—	$—	28,481,496	$285	$95,761	$(90,678)	$5,368

Stock option exercises	—	—	34,667	—	10	—	10
Stock-based compensation	—	—	—	—	195	—	195
Net loss for the year ended December 31, 2014	—	—	—	—	—	(1,727)	(1,727)

Balance on December 31, 2014	—	$—	28,516,163	$285	$95,966	$(92,405)	$3,846

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

	(in thousands) Years ended December 31,
	2014	2013
Operating activities:
Net loss	$(1,727)	$(2,478)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	742	875
Share-based compensation	188	242
Gain on disposal of equipment	—	(23)
Allowance for excess inventory quantities	—	52
Changes in assets and liabilities related to operations:
Trade accounts receivable	(336)	979
Other receivables	1	26
Inventories	26	111
Prepaid expenses and other assets	(167)	39
Accounts payable	5	(180)
Accrued expenses	87	(165)

Net cash used in operating activities	(1,181)	(522)

Investing activities:
Proceeds from disposal of equipment	—	23
Acquisition of equipment and leasehold improvements	(216)	(279)
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	(23)	(20)

Net cash used in investing activities	(239)	(276)

Financing activities:
Principal payment on capital leases	(34)	(57)
Proceeds from sale of investment	30	—
Proceeds from exercise of stock options	10	7

Net cash provided by (used in) financing activities	6	(50)

Decrease in cash and cash equivalents	(1,414)	(848)
Cash and cash equivalents at beginning of period	3,276	4,124

Cash and cash equivalents at end of period	$1,862	$3,276

Supplemental cash flow information:
Interest paid	$6	$12

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$8	$23

Capital lease obligations incurred in the purchase of equipment	$184	$—

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share and per share data or as otherwise noted herein)

(1)	Description of Business

Nanophase is an advanced materials and applications developer and commercial manufacturer with an integrated family of nanomaterial and related technologies. We produce engineered nano and larger, sub-micron, materials for use in a variety of diverse markets: personal care including sunscreens, architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, medical diagnostics, energy, and a variety of surface finishing technologies (polishing) applications. We target markets in which we believe practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Recently developed technologies have made certain new products possible and opened potential new markets. We recently developed new material solutions in surface finishing technologies (polishing) and energy-management areas that have been taken to potential customers, and for which we are experiencing accelerating revenue growth (former) and are in the process of commercial testing and qualification (latter). Although our primary strategic focus has been the North American market, we currently sell material to customers overseas and have been working to expand our reach within foreign markets. The Company was incorporated in Illinois on November 25, 1989, and became a Delaware corporation during November 1997. Our common stock trades on the OTCQB marketplace under the symbol NANX.

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

Asset Retirement Obligations

In connection with our leased facilities, we are required to remove certain leasehold improvements upon termination of our occupancy. We follow the provisions of the FASB issued ASC 410-20, Asset Retirement Obligations, under which we recognize a liability for the fair value of these asset retirement obligations. The fair value of that liability is measured based on an expected cash flow approach and accretion expense is recognized each period to recognize increases to the fair value of the liability due to the passage of time. Increases to the fair value of the liability, except for accretion, are added to the carrying value of the long-lived asset. Those increases are then reported in amortization expense over the estimated useful life of the long-lived asset.

Activity in the asset retirement obligation account for the years ended December 31, is as follows:

	2014	2013
Balance, beginning	$160	$154
Accretion of liability due to passage of time	6	6
Amortization of asset due to passage of time	—	—

Balance, ending	$166	$160

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, along with the promissory note with no related borrowings described in Note 3. The fair values of all financial instruments were not materially different from their carrying values.

There were no financial assets or liabilities adjusted to fair value on December 31, 2014 and 2013.

Product Revenue

Product revenue consists of sales of product that are recognized when realized and earned. This occurs when persuasive evidence of an arrangement exists, title transfers via shipment of products or when delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.

Other Revenue

Other revenue may include revenue from technology license fees and paid development projects. Technology license fees and paid development projects are recognized when earned pursuant to the agreed upon contractual arrangement, when performance obligations are satisfied, the amount is fixed or determinable, and collectability is reasonably assured.

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

We have not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. We file tax returns in all appropriate jurisdictions, which includes a federal tax return and Illinois state tax return. Open tax years for both jurisdictions are 2011 to 2013, which statutes expire in 2015 to 2017, respectively, under most cases and subject to appropriate laws and regulations. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in selling, general and administrative expenses in the statements of operations. As of December 31, 2014 and 2013, we had no liability for unrecognized tax benefits.

Earnings Per Share

Net loss per common share is computed based upon the weighted average number of common shares outstanding. No equivalent shares are included in 2014 and 2013 because the effect of these securities is anti-dilutive, and because the impact on a per share basis would not be meaningful.

New Accounting Pronouncement

During May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. generally accepted accounting principles. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. Additionally, the guidance requires certain disclosures designed to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which is our first quarter of 2017. Early application is not permitted. The new standard allows application either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. We are evaluating the effect that ASU 2014-09 will have on our financial statements and related disclosures, but do not expect it to have a material impact on our financial position, results of operations, or cash flows.

(3)	Investments and Outstanding Note

Investments on December 31, 2013 were comprised of certificates of deposit in the amount of $30, pledged as collateral for our rent and restricted as to withdrawal or usage under our facility lease agreement. During July 2014 we entered into a new bank-issued letter of credit and related promissory note for up to $30 in borrowings to support our obligations under our facility lease agreement. We then sold our certificates of deposit. No borrowings have been incurred under this promissory note. Should any borrowings occur in the future, the interest rate would be the prime rate plus 1%, with the bank having the right to “set off” or apply unpaid balances against our checking account if we fail to meet our obligations under any borrowings under the note. It is our intention to renew this note annually, for as long as we need to pursuant to the terms of our facility lease agreement. Because there were no amounts outstanding on the note at any time during 2014, we have recorded no related liability on our balance sheet.

(4)	Inventories

Inventories consist of the following:

	As of December 31,
	2014	2013
Raw materials	$173	$132
Finished goods	829	896

	1,002	1,028
Allowance for excess quantities	(52)	(52)

	$950	$976

(5)	Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	As of December 31,
	2014	2013
Machinery and equipment	$14,095	$13,737
Office equipment	766	752
Office furniture	110	110
Leasehold improvements	4,760	4,749
Construction in progress	70	45

	19,801	19,393
Less: Accumulated depreciation and amortization	(17,663)	(16,929)

	$2,138	$2,464

Depreciation expense was $734 and $866, for the years ended December 31, 2014 and 2013, respectively.

(6)	Lease Commitments

We lease our operating facilities under operating leases. During November 2014 we entered into a Second Lease Amendment related to our primary facility in Romeoville, Illinois, extending the term of the lease through December 31, 2019 (with our option to extend the term for an additional five-year period). The current monthly rent on this lease amounts to $29.

We lease our Burr Ridge, Illinois, facility under an agreement most recently extended during September 2010, which extended the term through September 2014 (we have since exercised options to extend the term through September 2016 and have the option to extend the term for an additional one-year period). The current monthly rent on this lease amounts to $13. During August of 2013 we also renewed our lease for our offsite warehouse in Romeoville, Illinois, through August 2016. The current monthly rent on this lease amounts to $5.

The following is a schedule of future minimum lease payments including real estate taxes as required under the above operating leases:

Year ending December 31:
2015	$700
2016	588
2017	423
2018	433

2019	444
Thereafter	2,165

Total minimum payments required:	$4,753

Rent expense, including real estate taxes, under these leases amounted to $658 and $653, for the years ended December 31, 2014 and 2013, respectively.

On December 31, 2014 equipment under capital leases had a cost of $272 with accumulated depreciation of $29. Principal and interest payments are due monthly under the capital lease obligations through November 2017. We entered into one new capital lease during November 2014 for $184 and a three year duration (through November 2017). We did not enter into any capital leases during 2013.

(7)	Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2014	2013
Accrued payroll and related expenses	$259	$240
Other	154	83

	$413	$323

(8)	Income Taxes

We have no income tax provision, current or deferred, relating to U.S. federal, state or local income taxes.

A reconciliation of income tax expense to the amount computed by applying the Federal income tax rate to loss before provision for income taxes as of December 31, 2014 and 2013 is as follows:

	2014	2013
Income tax credit at statutory rates	$(587)	$(842)
Nondeductible expenses	3	2
State income tax, net of federal benefits	(88)	(127)
Other	3	4
Increase in valuation allowance	669	963

	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income taxes consist of the following:

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$31,252	$30,765
Capital loss carryforwards	—	109
Inventory and other allowances	29	31
Charitable contribution carryforwards	6	5
Excess (tax) book depreciation	601	492
Excess (tax) book amortization	62	62

Share-based compensation	1,326	1,253
Other accrued costs	279	279

Total deferred tax assets	33,555	32,996
Less: Valuation allowance	(33,555)	(32,996)

Deferred income taxes	$—	$—

The valuation allowance increased approximately $0.7 million and $1.0 million for the years ended December 31, 2014 and 2013, respectively (with no expiring net operating loss carryforwards and credits for either period; a capital loss carryforward expired during 2014) due principally to the change in the net operating loss carryforward and uncertainty as to whether future taxable income will be generated prior to the expiration of the carryforward period. Under the Internal Revenue Code, certain ownership changes, including the prior issuance of preferred stock and our public offering of common stock, may subject us to annual limitations on the utilization of our net operating loss carryforward. As of December 31, 2014, the amounts subject to limitations has not yet been determined.

We have net operating loss carryforwards for tax purposes of approximately $80 million on December 31, 2014, which expire between 2018 and 2034. We had capital loss carryforwards for tax purposes of approximately $0.3 million on December 31, 2013 which expired in 2014.

During 2011, the state of Illinois suspended the use of net operating loss carryforwards for a four year period beginning 2011, extending the term of all net loss carryforwards by a corresponding four years.

(9)	Capital Stock

As of December 31, 2014 and 2013, we had 24,088 authorized but unissued shares of preferred stock. In addition, as of December 31, 2014, 599,000 authorized but unissued shares of common stock have been reserved for future issuance upon exercise of stock options.

(10)	Stock Options and Stock Grants

We have entered into stock option agreements with certain officers, employees and directors. The stock options generally expire ten years from the date of grant.

Employee Stock Options

We follow FASB ASC Topic 718, Share-Based Payments, in which compensation expense is recognized only for share-based payments expected to vest. We recognized compensation expense related to stock options of $195 and $242 for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, there was approximately $229 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 1.7 years.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for options granted for all years presented:

	Years Ended December 31,
	2014	2013
Weighted-average risk-free interest rates:	2.0%	1.9%
Dividend yield:	0.00%	0.00%
Weighted-average expected life of the option:	7 years	7 years
Weighted-average expected stock price volatility:	95%	95%
Weighted-average fair value of the options granted:	$0.42	$0.34

We use the Black-Scholes option pricing model to determine the fair value of stock based compensation. The Black-Scholes model requires us to make several assumptions, including the estimated length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and estimated forfeitures. Expected price volatility of the fiscal 2014 and 2013 grants is based on the daily market rate changes of our stock going back to January 1, 2006. The shares granted in fiscal 2014 and 2013 had a vesting period of three years and a contractual life of 10 years. Forfeitures were estimated at 4.0% and 4.4% for the years ended December 31, 2014 and 2013, based on our historical experience. The Black-Scholes model also requires a risk free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of the grant, and the dividend yield on our common stock, which is assumed to be zero since we do not pay dividends and have no current plans to do so in the future. Changes in these assumptions can materially affect the estimate of fair value of stock based compensation and consequently, the related expense recognized on the statement of operations. We recognize stock based compensation expense on a straight-line basis.

The following table summarizes the option activity for our employees and directors during the year ended December 31, 2014:

Options	(rounded) Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding on January 1, 2014	2,094,000	$1.30
Granted	568,000	$0.52
Exercised	(35,000)	$0.30
Forfeited or expired	(187,000)	$1.20

Outstanding on December 31, 2014	2,440,000	$1.15	6.5	$45

Exercisable on December 31, 2014	1,500,000	$1.58	5.2	$30

Shares available for grant	599,000

The aggregate intrinsic value in the table above is based on our closing stock price of $0.40 on the last business day for the year ended December 31, 2014.

During the years ended December 31, 2014 and 2013, the total intrinsic value of our stock options exercised was $4 and $3, respectively. Cash received for option exercises was $10 and $7 during the years ended December 31, 2014 and 2013, respectively. We had approximately 35,000 options exercised during the year ended December 31, 2014, compared to 23,000 in 2013. Based on our election of the “with and without” approach, no realized tax benefits from stock options were recognized for the years ended December 31, 2014 and 2013.

Stock Appreciation Rights

Prior to 2011, we granted our Outside Directors stock appreciation rights (SARs) under our Amended and Restated 2006 Stock Appreciation Rights Plan and subsequently under our 2010 Equity Plan. The change in fair value of the awards granted during prior years is included in non-cash compensation expense for the years ended December 31, 2014 and 2013. The SARs granted vested immediately and are payable upon the directors’ removal or resignation from the position of director. These awards are accounted for as liability awards, included in accrued expenses as of December 31, 2014 and 2013, and adjusted to fair value each reporting period. The fair value of the liability on December 31, 2014 and 2013 was $1 and $8, respectively.

Restricted Stock

As of both December 31, 2014 and 2013, we did not have any unvested non-director restricted stock or performance shares outstanding.

(11)	401(k) Profit-Sharing Plan

We have a 401(k) profit-sharing plan covering substantially all employees who meet defined service requirements. We have made in the past, and may make in the future, maximum contributions of 100% of the first 3% and 50% of the next 2% of the participant’s salary. Our contributions under this plan were $109 for the year ended December 31, 2013. We made changes to our benefits program and, as part of those changes, discontinued these Company contributions effective January 2014, which resulted in no contributions made during 2014.

(12)	Significant Customers and Contingencies

Revenue from three customers constituted approximately 72%, 6% and 5%, respectively, of our 2014 revenue. Amounts included in accounts receivable on December 31, 2014 relating to these three customers were approximately $54, none and $47, respectively. Revenue from these three customers constituted approximately 72%, 3% and 6%, respectively, of our 2013 revenue. Amounts included in accounts receivable on December 31, 2013 relating to these three customers were approximately ($308) – customer payments in excess of outstanding volume purchase rebate, none and $46, respectively. The loss of one of these significant customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

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

We believe that we have sufficient cash, (See Liquidity and Capital Resources in Management’s Discussion and Analysis in Part II, Item 7 of this Form 10-K for a further discussion) to operate our business during 2015. If a triggering event were to occur and BASF elected to proceed with the license and related equipment sale mentioned above, we would receive royalty payments from this customer for products sold using our technology; however, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by our agreement with the customer. Similar consequences would occur if we were determined to have materially breached certain other provisions of the supply agreement with BASF. Any such event would also likely result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success and could be difficult to replace them quickly. Given the occurrence of any such event, we might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on us. Finally, any shortfall in capital needed to operate the business as management intends, including with respect to avoiding this triggering event as described above, may result in a curtailment of certain activities or anticipated investments.

(13)	Business Segmentation and Geographical Distribution

Revenue from international sources approximated $906 and $915 for the years ended December 31, 2014 and 2013, respectively. As part of our revenue from international sources, we recognized approximately $760 in product revenue from a number of German companies, in the aggregate, for the year ended December 31, 2014. Revenue from these same international sources approximated $894 for the year ended December 31, 2013.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2015.

NANOPHASE TECHNOLOGIES CORPORATION

By:	/s/ Jess A. Jankowski
Jess A. Jankowski
President and Chief Executive Officer

By:	/s/ Frank J. Cesario
Frank J. Cesario
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March, 2015.

Signature	Title
/s/ Jess A. Jankowski	President, Chief Executive Officer (principal executive officer) and Director
Jess A. Jankowski

/s/ Frank J. Cesario	Chief Financial Officer (principal financial and chief accounting officer)
Frank J. Cesario

/s/ James A. Henderson	Chairman of the Board of Directors
James A. Henderson

/s/ George A. Vincent, III	Director
George A. Vincent, III

/s/ James A. McClung	Director
James A. McClung

/s/ Richard W. Siegel	Director
Richard W. Siegel

/s/ W. Ed Tyler	Director
W. Ed Tyler

/s/ R. Janet Whitmore	Director
R. Janet Whitmore

EXHIBIT INDEX

Exhibit Number

2	Plan and Agreement of Merger dated as of November 25, 1997 by and between the Company and its Illinois predecessor, incorporated by reference to Exhibit 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 10-K”), SEC File No. 000-22333.

3(i).1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the 1997 10-K, SEC File No. 000-22333.

3(i).2	First Amendment to the Certificate of Incorporation of the Company dated July 27, 2006, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed July 27, 2006, SEC File No. 000-22333.

3(i).3	Second Amendment to the Certificate of Incorporation of the Company dated August 23, 2010, incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Form DEF14A filed July 9, 2010.

3(ii).1	Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the 1997 10-K, SEC File No. 000-22333.

4.1	Specimen stock certificate representing common stock, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed November 4, 1997 (File No. 333-36937) (the “Form S-1/A”).

4.2	Form of Warrants, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed October 1, 1997 (File No. 333-36937) (the “IPO S-1”).

4.3	Certificate of Designation of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, SEC File No. 000-22333.

4.4	Stock Purchase Agreement dated March 23, 2004 between the Company and Altana Chemie AG, incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”), SEC File No. 000-22333.

4.5	Registration Rights Agreement dated March 23, 2004 between the Company and Altana Chemie AG, incorporated by reference to Exhibit 4.11 to the 2003 10-K, SEC File No. 000-22333.

4.6	Stock Purchase Agreement dated August 25, 2006 between the Company and Rohm and Haas Electronic Materials CMP Holdings, Inc., incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 28, 2006, SEC File No. 000-22333.

4.7	Registration Rights Agreement dated August 25, 2006 between the Company and Rohm and Haas Electronic Materials CMP Holdings, Inc., incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed August 28, 2006, SEC File No. 000-22333.

10.1	Industrial Building Lease dated September 15, 2004 between the Company and the Village of Burr Ridge, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”), SEC File No. 000-22333.

10.2	Industrial Building Lease Agreement between Centerpoint Properties Trust and the Company, dated June 15, 2000, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”), SEC File No. 000-22333.

10.3	Lease Amendment effective October 1, 2005 between the Company and Centerpoint Properties Trust, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 20, 2005, SEC File No. 000-22333.

10.4	Second Amendment to Lease Agreement effective November 13, 2014 between the Company and MLRP 1319 Marquette LLC.

10.5	Distribution Agreement between the Company and C.I. Kasei Co., Ltd. (a subsidiary of Itochu Corporation) dated as of October 30, 1996, incorporated by reference to Exhibit 10.15 to the IPO S-1.

10.6	License Agreement between the Company and C.I. Kasei Co., Ltd. (a subsidiary of Itochu Corporation) dated as of December 30, 1997, incorporated by reference to Exhibit 10.17 to the 1997 10-K, SEC File No. 000-22333.

10.7	Amendment No. 1 to License Agreement dated July 16, 2004 between the Company and C.I. Kasei Co., Ltd., incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, SEC File No. 000-22333.

10.8	Mutual Cooperation Agreement entered into on January 17, 2012, by and among the Company, C.I. Kasei Co., Ltd. and CIK NanoTek Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 20, 2012.

10.9	Trademark Ownership Assignment Agreement, dated March 31, 2012, between the Company and CIK NanoTek Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2012.

10.10	Memorandum on the Payment of Royalty, dated March 31, 2012, between the Company and CIK NanoTek Corporation, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 4, 2012.

10.11	Supply Agreement between the Company and Schering-Plough HealthCare Products, Inc. dated as of March 15, 1997, incorporated by reference to Exhibit 10.17 to the Form S-1/A.

10.12*	Zinc Oxide Supply Agreement dated as of September 16, 1999 between the Company and BASF Corporation, as assignee, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, SEC File No. 000-22333.

10.13*	Amendment No. 1 to Zinc Oxide Supply Agreement dated as of January, 2001 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.24 to the 2000 10-K, SEC File No. 000-22333.

10.14	Amendment No. 2. to Zinc Oxide Supply Agreement dated as of March 17, 2003 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”), SEC File No. 000-22333.

10.15*	Amendment No. 3 to Zinc Oxide Supply Agreement entered into on December 2, 2012, between the Company and BASF Corporation, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 6, 2012.

10.16	Promissory Note dated as of October 6, 2000 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.25 to the 2000 10-K, SEC File No. 000-22333.

10.17	First Amendment to Promissory Note dated as of March 11, 2003 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.25 to the 2002 10-K, SEC File No. 000-22333.

10.18*	Second Amendment to Promissory Note dated as of May 1, 2005 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, SEC File No. 000-22333.

10.19	Z-COTE HP-2 Brand Supply Agreement dated May 15, 2006 between the Company and BASF Corporation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 20, 2006, SEC File No. 000-22333.

10.20*	Amended and Restated Cooperation Agreement dated August 25, 2006 between the Company and Rohm and Haas Electronic Materials CMP Inc., incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed August 28, 2006, SEC File No. 000-22333.

10.21	Supply Agreement effective as of March 23, 2009, between the Company and Rohm and Haas Electronic Materials CMP Inc., incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, SEC File No. 000-22333.

10.22*	Distributor Agreement dated October 24, 2005 between Johnson Matthey Catalog Company, Inc., d/b/a ALFA AESAR and the Company, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 1, 2005, SEC File No. 000-22333.

10.23*	Supply Agreement dated March 3, 2006 between Roche Diagnostics GmbH and the Company, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 9, 2006, SEC File No. 000-22333.

10.24*	First Amendment to the Supply Agreement entered into on November 19, 2014 between the Company and Roche Diagostics GmbH, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 25, 2014.

10.25	Joint Development Agreement dated March 23, 2004 between the Company and Altana Chemie AG, incorporated by reference to Exhibit 10.29 to the 2003 10-K, SEC File No. 000-22333.

10.26*	Agreement dated July 7, 2008 between the Company and Altana Chemie GmbH, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 18, 2008, SEC File No. 000-22333.

10.27*	Settlement and Termination Agreement, dated August 20, 2010, between the Company and Altana Chemie GmbH, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2010.

10.28*	Supply Agreement, dated August 20, 2010, between the Company and Altana Chemie GmbH, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 25, 2010.

10.29	Employment Agreement effective as of September 25, 2008, between the Company and Nancy Baldwin, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 2, 2008, SEC File No. 000-22333. +

10.30	Employment Agreement effective as of September 25, 2008, between the Company and Patrick Murray, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed October 2, 2008, SEC File No. 000-22333. +

10.31	Employment Agreement dated June 24, 2009 between the Company and Frank Cesario, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 26, 2009, SEC File No. 000-22333. +

10.32	Employment Agreement effective August 12, 2009 between the Company and Jess Jankowski, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, SEC File No. 000-22333. +

10.33	Employment Agreement dated November 28, 2012, between the Company and Kevin Cureton, incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. +

10.34	Form of Indemnification Agreement between the Company and each of its directors and executive officers, incorporated by reference to Exhibit 10.2 to the Form S-1/A. +

10.35	Nanophase Technologies Corporation 2004 Equity Compensation Plan (“2004 Equity Plan”), incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119466). +

10.36	First Amendment to 2004 Plan, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 27, 2006, SEC File No. 000-22333. +

10.37	Form of Stock Option Agreement under the 2004 Equity Plan, incorporated by reference to Exhibit 4.13 to the 2004 10-K, SEC File No. 000-22333. +

10.38	Form of Restricted Share Grant Agreement under the 2004 Equity Plan, incorporated by reference to Exhibit 4.14 to the 2004 10-K, SEC File No. 000-22333. +

10.39	Form of Performance Share Grant Agreement under the 2004 Equity Plan, incorporated by reference to Exhibit 4.15 to the 2004 10-K, SEC File No. 000-22333. +

10.40	Nanophase Technologies Corporation Non-Employee Director Deferred Compensation Plan, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 9, 2006, SEC File No. 000-22333. +

10.41	2006 Stock Appreciation Rights Plan (the “2006 Plan”), incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 3, 2006, SEC File No. 000-22333. +

10.42	Amended and Restated 2006 Stock Appreciation Rights Plan, adopted April 8, 2009, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed April 9, 2009, SEC File No. 000-22333. +

10.43	Form of Grant Agreement under the 2006 Plan, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed October 3, 2006, SEC File No. 000-22333. +

10.44	2008 Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 25, 2008, SEC File No. 000-22333. +

10.45	Nanophase Technologies Corporation 2010 Equity Compensation Plan, incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement on Form DEF14A filed July 9, 2010. +

10.46	Form of Stock Option Award Agreement under the 2010 Equity Compensation Plan, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. +

23.1	Consent of McGladrey LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Cash Flows, (4) the Statements of Stockholders’ Equity, and (5) the Notes to the Financial Statements.

*	Confidentiality previously granted for portions of this agreement.
+	Indicates management contracts or compensatory plans or arrangements.