Form 10-Q
period 2015-03-31
NANOPHASE TECHNOLOGIES CORPORATION
filed 2015-05-14
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2015

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

As of May 8, 2015, there were 28,585,496 shares outstanding of Common Stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	(in thousands except share and per share data)
	March 31, 2015 (Unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,207	$1,862
Trade accounts receivable, less allowance for doubtful accounts of $6 on March 31, 2015 and December 31, 2014	1,259	388
Inventories, net	826	950
Prepaid expenses and other current assets	353	367

Total current assets	3,645	3,567

Equipment and leasehold improvements, net	1,993	2,138
Other assets, net	24	25

	$5,662	$5,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$62	$70
Accounts payable	1,009	493
Accrued expenses	408	413

Total current liabilities	1,479	976

Long-term portion of capital lease obligations	106	121
Long-term deferred rent	596	621
Asset retirement obligations	168	166

Total long-term liabilities	870	908

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 28,585,496 and 28,516,163 shares issued and outstanding on March 31, 2015 and December 31, 2014, respectively	286	285
Additional paid-in capital	96,038	95,966
Accumulated deficit	(93,011)	(92,405)

Total stockholders’ equity	3,313	3,846

	$5,662	$5,730

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	(in thousands except share and per share data)
	Three months ended March 31,
	2015	2014
Revenue:
Product revenue	$2,300	$2,576
Other revenue	10	9

Total revenue	2,310	2,585

Operating expense:
Cost of revenue	1,745	1,877

Gross profit	565	708

Research and development expenses	302	337
Selling, general and administrative expenses	866	798

Loss from operations	(603)	(427)
Interest expense	(3)	(2)
Other, net	—	—

Loss before provision for income taxes	(606)	(429)
Provision for income taxes	—	—

Net loss	$(606)	$(429)

Net loss per share-basic and diluted	$(0.02)	$(0.02)

Weighted average number of basic and diluted common shares outstanding	28,542,533	28,481,496

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	(in thousands)
	Three months ended March 31, 2015	Three months ended March 31, 2014
Operating activities:
Net loss	$(606)	$(429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	184	187
Stock compensation expense	47	57
Changes in assets and liabilities related to operations:
Trade accounts receivable	(871)	(1,078)
Other accounts receivable	—	1
Inventories	124	45
Prepaid expenses and other assets	15	(48)
Accounts payable	525	264
Accrued expenses	(30)	(67)

Net cash used in operating activities	(612)	(1,068)

Investing activities:
Acquisition of equipment and leasehold improvements	(38)	(30)
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	(8)	(23)

Net cash used in investing activities	(46)	(53)

Financing activities:
Principal payments on capital leases	(23)	(7)
Proceeds from exercise of stock options	26	—

Net cash provided by (used in) financing activities	3	(7)

Decrease in cash and cash equivalents	(655)	(1,128)
Cash and cash equivalents at beginning of period	1,862	3,276

Cash and cash equivalents at end of period	$1,207	$2,148

Supplemental cash flow information:
Interest paid	$3	$1

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$61	$10

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data or as otherwise noted herein)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (“Nanophase” or the “Company”, including “we”, “our” or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the interim periods presented. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission.

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

While product sales comprise the overwhelming majority of our revenue, we also recognize revenue from other sources from time to time. These activities are not expected to drive the long-term growth of the business. For this reason we classify such revenue as “other revenue” in our Statements of Operations, as it does not represent revenue directly from our nanocrystalline materials.

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

(4) Notes

During July 2014, we entered into a bank-issued letter of credit and related promissory note for up to $30 in borrowings to support our obligations under our facility lease agreement. No borrowings have been incurred under this promissory note. Should any borrowings occur in the future, the interest rate would be the prime rate plus 1%, with the bank having the right to “set off” or apply unpaid balances against our checking account if we fail to meet our obligations under any borrowings under the note. It is our intention to renew this note annually, for as long as we need to pursuant to the terms of our facility lease agreement. Because there were no amounts outstanding at any time during 2014 or 2015, we have recorded no related liability on our balance sheet.

During March 2015, we entered into a Business Loan Agreement (the “Line of Credit Agreement”) with Libertyville Bank and Trust Company, a Wintrust Community Bank (“Libertyville”), our primary bank. Under the Line of Credit Agreement, Libertyville will provide a maximum of $300, or 75% of our eligible accounts receivable, whichever is less, of revolving credit, collateralized by a senior priority lien on our accounts receivable, inventory, equipment, general intangibles and fixtures. Interest on any borrowings would be the prime rate at the time plus 1%. We must have at least $1 million in cash, including any amounts borrowed, at Libertyville on the date of any advance. Advances may only occur at the beginning or end of a fiscal quarter and must be repaid in full within five days of the advance. The Line of Credit Agreement expires on March 4, 2016. There have been no advances under this Line of Credit Agreement since inception.

(5) Inventories

Inventories consist of the following:

	March 31, 2015	December 31, 2014

Raw materials	$250	$173
Finished goods	628	829

	878	1,002
Allowance for excess inventory quantities	(52)	(52)

	$826	$950

(6) Share-Based Compensation

We follow FASB ASC Topic 718, Share-Based Payments, in which compensation expense is recognized only for share-based payments expected to vest. We recognized compensation expense related to stock options of $47 and $57 for the three month periods ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, there was approximately $340 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 2.1 years.

Stock Options and Stock Grants

During the three months ended March 31, 2015, 69,333 shares of common stock were issued pursuant to option exercises for proceeds of $26, while no stock options were exercised during the same period in 2014. For the three months ended March 31, 2015, 446,100 stock options were granted compared to 568,000 stock options granted during the same period in 2014. During the three months ended March 31, 2015, 159,000 stock options were forfeited compared to no stock options forfeited during the same period in 2014. We had 2,658,100 stock options outstanding at a weighted average exercise price of $1.00 on March 31, 2015, compared to 2,440,000 stock options outstanding at a weighted average exercise price of $1.15 on December 31, 2014.

Stock Appreciation Rights

Prior to 2011, we granted our outside directors stock appreciation rights (SARs). The change in fair value of the awards granted during prior years is included in non-cash compensation expense for the quarters ended March 31, 2015 and 2014. The SARs granted vested immediately and are payable upon the directors’ removal or resignation from the position of director. These awards are accounted for as liability awards, included in accrued expenses as of March 31, 2015 and 2014, and adjusted to fair value each reporting period. The fair value of the liability was $1 on both March 31, 2015 and December 31, 2014.

As of March 31, 2015, we did not have any unvested restricted stock or performance shares outstanding.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for stock options granted during the three month periods ended:

	March 31, 2015	March 31, 2014
Weighted-average risk-free interest rates:	1.74%	2.01%
Dividend yield:	—	—
Weighted-average expected life of the option:	7 years	7 years
Weighted-average expected stock price volatility:	95%	95%
Weighted-average fair value of the options granted:	$0.44	$0.42

(7) Significant Customers and Contingencies

Revenue from three customers constituted approximately 59%, 10% and 8%, respectively, of our total revenue for the three months ended March 31, 2015. Amounts included in accounts receivable on March 31, 2015 relating to these three customers were approximately $578, $240 and $109, respectively. Revenue from these three customers constituted approximately 80%, 0% and 2%, respectively, of our total revenue for the three months ended March 31, 2014. Amounts included in accounts receivable on March 31, 2014 relating to these three customers were approximately $784, none and $57, respectively. The loss of one of these significant customers, a significant decrease in revenue from one or more of these customers, or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

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

We believe that we have sufficient cash and credit availability (See Liquidity and Capital Resources in Management’s Discussion and Analysis in Part I, Item 2 of this Form 10-Q for a further discussion) to operate our business during 2015. If a triggering event were to occur and BASF elected to proceed with the license and related equipment sale mentioned above, we would receive royalty payments from this customer for products sold using our technology; however, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by our agreement with the customer. Similar consequences would occur if we were determined to have materially breached certain other provisions of the supply agreement with BASF. Any such event would also likely result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success and it could be difficult to replace them quickly. Given the occurrence of any such event, we might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on us. Finally, any shortfall in capital needed to operate the business as management intends, including with respect to avoiding this triggering event as described above, may result in a curtailment of certain activities or anticipated investments.

Should events arise that make it appropriate for us to seek additional financing, such additional financing may not be available on acceptable terms or even at all, and any such financing could be dilutive to our stockholders. Such a financing could be necessitated by such things as the loss of one or more significant customers or a significant decline in revenue from those customers, currently unknown capital requirements, new regulatory requirements, the need to meet cash requirements under our BASF agreement to avoid a triggering event, or other circumstances not currently anticipated by us. The failure to obtain sufficient capital may impair or curtail our business plans and under such circumstances may raise doubt regarding our ability to continue as a going concern.

(8) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $375 and $111 for the three months ended March 31, 2015 and 2014, respectively. All of this revenue was product revenue.

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

Results of Operations

Total revenue decreased to $2,310,000 for the three months ended March 31, 2015, compared to $2,585,000 for the same period in 2014. A substantial majority of our revenue for both periods was from our largest customer in personal care and sunscreen applications. The decrease was primarily due to reduced volume with this customer, partially offset by significantly increased sales to other customers. Product revenue, the primary component of our total revenue, decreased to $2,300,000 for the three months ended March 31, 2015, compared to $2,576,000 for the same period in 2014. Revenue from our top three customers was approximately 59%, 10% and 8%, respectively, during the three months ended March 31, 2015, compared to 80%, 0% and 2%, respectively, for the same customers during the same period in 2014.

Other revenue increased to $10,000 for the three months ended March 31, 2015, compared to $9,000 for the same period in 2014. This was comprised primarily of shipping costs paid by customers.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue decreased to $1,745,000 for the three months ended March 31, 2015, compared to $1,877,000 for the same period in 2014. The decrease in cost of revenue was primarily driven by the decrease in revenue volume, and impacted by efficiencies related to improvements in our processes. We expect to continue new nanomaterial development, primarily using our NanoArc® synthesis and dispersion technologies, for targeted applications and new markets during 2015 and beyond. At current revenue levels we have generated a positive gross margin, though margins have been impeded by not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support significantly higher levels of production. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to continue to cut costs and pass commodity market-driven raw materials increases on to customers. We expect that product revenue volume increases would result in our fixed manufacturing costs being more efficiently absorbed, leading to increased margins. We expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets, but may or may not realize absolute dollar gross margin growth through 2015 and beyond, dependent upon the factors discussed above.

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

Research and development expense decreased to $302,000 for the three months ended March 31, 2015, compared to $337,000 for the same period in 2014. The decrease was primarily attributed to more focused product development activities coupled with the transfer of projects out of research and development and into commercial operations, resulting in lower costs for salaries and materials, as well as a fluctuation in patent legal expenses. We expect research and development expense to increase by more than 10% during the remainder of 2015 as compared to the first quarter of 2015.

Selling, general and administrative expense increased to $866,000 for the three month period ended March 31, 2015, compared to $798,000 for the same period in 2014. The net increase was primarily attributed to salaries and professional services related to increased marketing and selling activities as we have been actively marketing our surface finishing (polishing) and energy solutions to customers. We expect total selling, general and administrative expense to continue at similar levels during the remainder of 2015.

Inflation

We believe inflation has not had a material effect on our operations or financial position. However, supplier price increases and wage and benefit inflation, both of which represent a significant component of our costs of operations, may have a material effect on our operations and financial position in 2015 and beyond if we are unable to pass through any applicable increases under our present contracts or through to our markets in general.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments amounted to $1,207,000 on March 31, 2015, compared to $1,862,000 on December 31, 2014 and $2,148,000 on March 31, 2014. The net cash used in our operating activities was $612,000 for the three months ended March 31, 2015, compared to $1,068,000 for the same period in 2014. The decrease was primarily due to working capital fluctuations, including a $237,000 net use of cash during the first quarter of 2015 compared to $883,000 during the same period of 2014, both primarily related to increases in accounts receivable balances. Net cash used in investing activities amounted to $46,000 for the three months ended March 31, 2015, compared to $53,000 for the same period in 2014. Capital expenditures amounted to $38,000 and $30,000 for the three months ended March 31, 2015 and 2014, respectively. Net cash provided by financing activities was $3,000 for the three months ended March 31, 2015, compared to cash used in financing activities of $7,000 for the three months ended March 31, 2014, as we had a small number of stock option exercises during the first quarter of 2015 compared to none during the same period of 2014.

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under these agreements require that we maintain a minimum of $1 million in cash, cash equivalents and certain investments, and that we not have the acceleration of any debt maturity having a principal amount of more than $10 million, in order to avoid triggering the customer’s potential right to transfer certain technology and equipment to that customer at a contractually defined price. We had approximately $1.2 million in cash and cash equivalents on March 31, 2015, with no borrowings on our Line of Credit. This supply agreement and its covenants are more fully described in Note 7, and our Line of Credit more fully described in Note 4, to our Financial Statements in Part I, Item 1 of this Form 10-Q.

We believe that cash from operations and cash, cash equivalents and unused borrowing capacity will be adequate to fund our operating plans through 2015. Our actual future capital requirements in 2015 and beyond will depend, however, on many factors, including customer acceptance of our current and potential nanomaterials and product applications, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell our materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, we expect that capital spending relating to currently known capital needs for the remainder of 2015 will be between $200,000 and $300,000. If those projects are delayed or ultimately prove unsuccessful, we would expect our capital requirements to be lower. If other projects are successful the total capital spending may be higher than $300,000 for the remainder of 2015.

Should events arise that make it appropriate for us to seek additional financing, such additional financing may not be available on acceptable terms or even at all, and any such additional financing could be dilutive to our stockholders. Such a financing could be necessitated by such things as the loss of one or more existing customers or a significant decrease in revenue from those customers; currently unknown capital requirements in light of the factors described above; new regulatory requirements that are outside our control; the need to meet previously discussed cash requirements to avoid a triggering event under our BASF agreement; or various other circumstances coming to pass that we currently do not anticipate. The failure to obtain sufficient capital to fund our business plans may result in a curtailment or other change in those plans, and under such circumstances may raise doubt as to our ability to continue as a going concern.

On March 31, 2015, we had a net operating loss carryforward of approximately $80 million for income tax purposes. Because we may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with our various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward will expire at various dates between January 1, 2018 and December 31, 2034. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. Changes in Illinois state law that began in 2011 will impact net loss carryforward duration and utilization on the state tax level.

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

As more fully described in Note 4 to our Financial Statements, in Part I, Item I of this Form 10-Q, during 2014 we entered into a letter of credit and promissory note for up to $30,000 supporting our obligations under our facility lease agreement. No borrowings have been incurred under this promissory note.

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

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of our common stock, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the Securities and Exchange Commission, including, without limitation, the information contained under the caption Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. Those risk factors could materially affect our business, financial condition and results of operations. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flows or stock price could be materially adversely affected. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

We may need to raise additional capital in the future, which may not be available on acceptable terms or at all. If we are unable to obtain adequate funds, we may be required to delay, scale-back or eliminate some of our manufacturing and marketing operations or we may need to obtain funds through arrangements on less favorable terms or we may be required to sell key production equipment to our largest customer.

We expect to expend resources on research, development and product testing, and in expanding current capacity or capability for new business. In addition, we may incur significant costs in preparing, filing, prosecuting, maintaining and enforcing our patents and other proprietary rights. We may also need additional financing because of the loss of one or more existing customers or a significant decrease in revenue from those customers. If necessary, we may seek additional funding through public or private financing and through contracts with governmental entities or other companies. Additional financing may not be available on acceptable terms or at all. If we are unable to obtain adequate funds, we may be required to delay, scale-back or eliminate some of our manufacturing and marketing operations or we may need to obtain funds through arrangements on less favorable terms, which circumstances could raise doubt regarding our ability to continue as a going concern. If we obtain funding on unfavorable terms, we may be required to relinquish rights to some of our intellectual property.

To raise additional funds in the future, we would likely sell our equity or debt securities or enter into additional loan agreements. To the extent that we issue debt securities or enter into additional loan agreements, we may become subject to financial, operational and other covenants that we must observe. In the event that we were to breach any of these covenants, then the amounts due under such loans or debt securities could become immediately payable by us, which could significantly harm us. To the extent that we sell additional shares of our equity securities, our stockholders may face economic dilution and dilution of their percentage of ownership.

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

We believe that our current cash balances and other assets that might be monetized if and as needed, as well as unused capacity that might be available for short-term borrowings, will be sufficient to avoid the first triggering event under the BASF supply agreement during 2015, and because we are debt-free, the second triggering event is not currently applicable to us.

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

Not applicable.

Item 5. Other Information

On August 20, 2010, we entered into a Supply Agreement (the “Supply Agreement”) with Altana Chemie GmbH (“Altana”), which established a non-exclusive supply arrangement between us and Altana. Under the Supply Agreement, Altana may source materials from any supplier, including us, and has no commitment to purchase any materials from us. We, similarly, may sell materials to any customer, including Altana. Additionally, we agreed to fulfill orders placed by Altana for specified products during the term of the Supply Agreement, with committed quantities, lead times, pricing, and other elements detailed in the Supply Agreement.

The Supply Agreement has an initial term of five years, expiring on August 20, 2015, which term automatically renews for successive one-year periods until either party terminates the agreement by written notice of termination three months prior to the expiration of the term. On May 4, 2015, we provided the required notice of termination of the Supply Agreement to Altana. The Supply Agreement will expire on August 20, 2015, and we are not subject to any penalties in connection with the termination. It is our intention to negotiate a new supply agreement with Altana.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101	The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Cash Flows, and (4) the Notes to Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: May 14, 2015	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer

Date: May 14, 2015	By:	/s/ FRANK J. CESARIO
Frank J. Cesario
Chief Financial Officer