Form 10-Q
period 2015-06-30
NANOPHASE TECHNOLOGIES CORPORATION
filed 2015-08-12
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2015

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

As of August 7, 2015, there were 28,585,496 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	(in thousands except share and per share data)
	June 30, 2015 (Unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,156	$1,862
Trade accounts receivable, less allowance for doubtful accounts of $6 on June 30, 2015 and December 31, 2014	1,588	388
Inventories, net	535	950
Prepaid expenses and other current assets	288	367

Total current assets	3,567	3,567

Equipment and leasehold improvements, net	2,025	2,138
Other assets, net	24	25

	$5,616	$5,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$81	$70
Line of credit	250	—
Accounts payable	685	493
Accrued expenses	459	413

Total current liabilities	1,475	976

Long-term portion of capital lease obligations	134	121
Long-term deferred rent	570	621
Asset retirement obligations	169	166

Total long-term liabilities	873	908

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 28,585,496 and 28,516,163 shares issued and outstanding on June 30, 2015 and December 31, 2014, respectively	286	285
Additional paid-in capital	96,086	95,966
Accumulated deficit	(93,104)	(92,405)

Total stockholders’ equity	3,268	3,846

	$5,616	$5,730

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenue:
Product revenue	$2,921	$2,848	$5,221	$5,423
Other revenue	16	30	27	39

Total revenue	2,937	2,878	5,248	5,462

Operating expense:
Cost of revenue	1,945	1,846	3,690	3,723

Gross profit	992	1,032	1,558	1,739

Research and development expense	343	336	645	673
Selling, general and administrative expense	739	765	1,606	1,563

Loss from operations	(90)	(69)	(693)	(497)
Interest income	—	—	—	1
Interest expense	(3)	(1)	(6)	(3)
Other, net	—	—	—	—

Loss before provision for income taxes	(93)	(70)	(699)	(499)
Provisions for income taxes	—	—	—	—

Net loss	$(93)	$(70)	$(699)	$(499)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.02)

Weighted average number of basic and diluted common shares outstanding	28,585,496	28,481,496	28,564,133	28,481,496

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	(in thousands) Six months ended June 30,
	2015	2014
Operating activities:
Net loss	$(699)	$(499)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	366	371
Stock compensation expense	94	107
Changes in assets and liabilities related to operations:
Trade accounts receivable	(1,202)	(936)
Other accounts receivable	—	1
Inventories	415	122
Prepaid expenses and other assets	80	(50)
Accounts payable	201	125
Accrued expenses	(4)	20

Net cash used in operating activities	(749)	(739)

Investing activities:
Acquisition of equipment and leasehold improvements	(184)	(102)
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	(8)	(12)

Net cash used in investing activities	(192)	(114)

Financing activities:
Principal payments on capital leases	(41)	(15)
Proceeds from line of credit	250	—
Proceeds from exercise of stock options	26	—

Net cash provided by (used in) financing activities	235	(15)

Decrease in cash and cash equivalents	(706)	(868)
Cash and cash equivalents at beginning of period	1,862	3,276

Cash and cash equivalents at end of period	$1,156	$2,408

Supplemental cash flow information:
Interest paid	$6	$3

Supplemental non-cash investing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$65	$25
Capital lease obligations incurred in the purchase of equipment	$65	$—

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data or as otherwise noted herein)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (“Nanophase” or the “Company”, including “we”, “our” or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the interim periods presented. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission.

(2) Description of Business

Nanophase is an advanced materials and applications developer and commercial manufacturer with an integrated family of nanomaterial and related technologies. We produce engineered nano and larger, sub-micron materials for use in a variety of diverse markets: personal care including sunscreens, architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, medical diagnostics, energy, and a variety of surface finishing technologies (polishing) applications. We target markets in which we believe practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Recently developed technologies have made certain new products possible and opened potential new markets. We recently developed new material solutions in surface finishing technologies (polishing) and energy-management areas that have been taken to potential customers, and for which we are experiencing revenue growth (former) and small early commercial orders, testing and qualification (latter). Although our primary strategic focus has been the North American market, we currently sell material to customers overseas and have been working to expand our reach within foreign markets.

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

During March 2015, we entered into a Business Loan Agreement (the “Line of Credit Agreement”) with Libertyville Bank and Trust Company, a Wintrust Community Bank (“Libertyville”), our primary bank. This Line of Credit Agreement was subsequently amended on April 13, 2015. Under the Line of Credit Agreement, as amended, Libertyville will provide a maximum of $300, or 75% of our eligible accounts receivable, whichever is less, of revolving credit, collateralized by a senior priority lien on our accounts receivable, inventory, equipment, general intangibles and fixtures. Interest on any borrowings would be the prime rate at the time plus 1%. Availability to draw on the line requires us to have at least $1 million in cash, including any amounts borrowed, at Libertyville on the date of any advance. Advances may only occur at the beginning or end of a fiscal quarter and must be repaid in full within five days of the advance. The Line of Credit Agreement expires on March 4, 2016. Our only drawdown on this line was a borrowing of $250 on June 29, 2015 that was repaid on July 3, 2015.

(5) Inventories

Inventories consist of the following:

	June 30, 2015	December 31, 2014

Raw materials	$255	$173
Finished goods	332	829

	587	1,002
Allowance for excess inventory quantities	(52)	(52)

	$535	$950

(6) Share-Based Compensation

We follow FASB ASC Topic 718, Share-Based Payments, in which compensation expense is recognized only for share-based payments expected to vest. We recognized compensation expense related to stock options of $47 and $94 for the three and six month periods ended June 30, 2015, respectively, compared to $53 and $111 for the three and six month periods ended June 30, 2014, respectively.

As of June 30, 2015, there was approximately $288 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 2.0 years.

Stock Options and Stock Grants

During the six months ended June 30, 2015, 69,333 shares of common stock were issued pursuant to option exercises for proceeds of $26, while no stock options were exercised during the same period in 2014. During the six months ended June 30, 2015, 446,100 stock options were granted compared to 568,000 stock options granted during the same period in 2014. During the six months ended June 30, 2015, 182,534 stock options were forfeited compared to 22,000 stock options forfeited during the same period in 2014. We had 2,634,566 stock options outstanding at a weighted average exercise price of $1.00 on June 30, 2015, compared to 2,440,000 stock options outstanding at a weighted average exercise price of $1.15 on December 31, 2014.

Stock Appreciation Rights

Prior to 2011, we granted our outside directors stock appreciation rights (SARs). The change in fair value of the awards granted during prior years is included in non-cash compensation expense for the three and six months ended June 30, 2015 and 2014. The SARs granted vested immediately and are payable upon the directors’ removal or resignation from the position of director. These awards are accounted for as liability awards, included in accrued expenses as of June 30, 2015 and 2014, and adjusted to fair value each reporting period. The fair value of the liability was $1 on both June 30, 2015 and December 31, 2014.

As of June 30, 2015, we did not have any unvested restricted stock or performance shares outstanding.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for stock options granted during the periods presented:

For the three months ended	June 30, 2015	June 30, 2014
Weighted-average risk-free interest rates:	—	—
Dividend yield:	—	—
Weighted-average expected life of the option:	—	—
Weighted-average expected stock price volatility:	—	—
Weighted-average fair value of the options granted:	—	—

For the six months ended	June 30, 2015	June 30, 2014
Weighted-average risk-free interest rates:	1.74%	2.01%
Dividend yield:	—	—
Weighted-average expected life of the option:	7 Years	7 Years
Weighted-average expected stock price volatility:	95%	95%
Weighted-average fair value of the options granted:	$0.44	$0.42

(7) Significant Customers and Contingencies

Revenue from three customers constituted approximately 57%, 13% and 9%, respectively, of our total revenue for the three months ended June 30, 2015, and 58%, 9% and 8%, respectively, of our total revenue for the six months ended June 30, 2015. Amounts included in accounts receivable on June 30, 2015 relating to these three customers were approximately $858, $181 and $207, respectively. Revenue from these three customers constituted approximately 68%, none and none, respectively, of our total revenue for the three months ended June 30, 2014, and 74%, none and 1%, respectively, of our total revenue for the six months ended June 30, 2014. Amounts included in accounts receivable on June 30, 2014 relating to these three customers were approximately $632, none and none, respectively. The loss of one of these significant customers, a significant decrease in revenue from one or more of these customers, or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

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

(8) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $189 and $564 for the three and six months ended June 30, 2015, respectively, compared to $398 and $509 for the same periods in 2014. All of this revenue was product revenue.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nanophase is an advanced materials and applications developer and commercial manufacturer with an integrated family of materials technologies. We produce engineered nano and sub-micron materials for use in a variety of diverse markets: personal care including sunscreens, architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, medical diagnostics, energy, and a variety of surface finishing technologies (polishing) applications, including optics. We target markets in which we believe practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Recently developed technologies have made certain new products possible and opened potential new markets. For example, we have applied our skills at producing precisely defined nanomaterials to now create and sell larger, sub-micron material products. Our focus is on customer need where we believe we have an advantage, as opposed to finding uses for one particular technology. We expect growth in end-user (manufacturing customers, including customers of our customers) adoption in 2015 and beyond. Our initiatives in targeted market areas are progressing at differing rates of speed, but we have been broadly moving through testing and development cycles, and in a number of cases believe we are approaching first revenue or next stage revenue with particular customers in the industries referenced above. For example, during 2014 we developed new solutions in the surface finishing technologies (polishing) and energy-management areas that were presented to potential customers during the year and have already resulted in increasing order flows in the former and significant commercial testing and small early commercial orders in the latter. We believe that successful introduction of our materials with manufacturers may lead to follow-on orders for other materials in their applications. We expect that we will both work more deeply with current customers and attract additional customers, which should help us achieve growth in these markets in 2015 and beyond.

Results of Operations

Total revenue increased to $2,937,000 for the three months ended June 30, 2015, compared to $2,878,000 for the same period in 2014. Total revenue decreased to $5,248,000 for the six months ended June 30, 2015, compared to $5,462,000 for the same period of 2014. A substantial majority of our revenue for both periods was from our largest customer in personal care and sunscreen applications. The decrease was primarily due to approximately $1 million in reduced year-over-year volume with this customer during the first half of 2015 (the majority of this reduction occurred during the first quarter of 2015). This decrease was largely offset by significantly increased sales to other customers. Product revenue, the primary component of our total revenue, increased to $2,921,000 for the three months ended June 30, 2015, compared to $2,848,000 for the same period in 2014. Product revenue decreased to $5,221,000 for the six months ended June 30, 2015, compared to $5,423,000 for the same period in 2014. Revenue from our top three customers was approximately 57%, 13% and 9%, respectively, during the three months ended June 30, 2015, compared to 68%, none and none, respectively, for the same customers during the same period in 2014. Revenue from our top three customers was approximately 58%, 9% and 8%, respectively, during the six months ended June 30, 2015, compared to 74%, none and 1%, respectively, for the same customers during the same period in 2014.

Other revenue decreased to $16,000 and $27,000 for the three and six months ended June 30, 2015, compared to $30,000 and $39,000 for the same periods in 2014. This was comprised primarily of shipping costs paid by customers, and included a non-recurring fee-based development project completed during 2014.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $1,945,000 for the three months ended June 30, 2015, compared to $1,846,000 for the same period in 2014. Cost of revenue decreased to $3,690,000 for the six months ended June 30, 2015, compared to $3,723,000 for the same period in 2014. The changes in cost of revenue were primarily driven by the changes in revenue volume. We expect to continue new nanomaterial development, primarily using our NanoArc® synthesis and dispersion technologies, for targeted applications and new markets during 2015 and beyond. At current revenue levels we have generated a positive gross margin, though margins have been impeded by not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support significantly higher levels of production. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to cut costs and pass commodity market-driven raw materials increases on to customers. We expect that product revenue volume increases would result in our fixed manufacturing costs being more efficiently absorbed, leading to increased margins. We expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets, but may or may not realize absolute dollar gross margin growth through 2015 and beyond, dependent upon the factors discussed above.

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

Research and development expense was $343,000 and $645,000 for the three and six months ended June 30, 2015, compared to $336,000 and $673,000 for the same periods in 2014. The changes in cost reflect more focused product development activities coupled with the transfer of projects out of research and development and into commercial operations during 2014, resulting in lower costs for salaries and materials, then offset by expenses related to new projects started during 2015. We expect research and development expense for the remainder of 2015 to be consistent with the second quarter of 2015.

Selling, general and administrative expense was $739,000 and $1,606,000 for the three and six month periods ended June 30, 2015, compared to $765,000 and $1,563,000 for the same periods in 2014. The net changes largely reflect the timing of costs associated with increased marketing and selling activities as we have been actively marketing our surface finishing (polishing) and energy solutions to customers. We expect total selling, general and administrative expense to continue at similar levels during the remainder of 2015.

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

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments amounted to $1,156,000 on June 30, 2015, compared to $1,862,000 on December 31, 2014 and $2,438,000 on June 30, 2014. The net cash used in our operating activities was $749,000 for the six months ended June 30, 2015, compared to $739,000 for the same period in 2014. The net use of cash during 2015 was driven primarily by a significant increase in accounts receivable at the end of the period related to significant order flow during June 2015. Net cash used in investing activities amounted to $192,000 for the six months ended June 30, 2015, compared to $114,000 for the same period in 2014. Capital expenditures amounted to $184,000 and $102,000 for the six months ended June 30, 2015 and 2014, respectively. Net cash provided by financing activities was $235,000 for the six months ended June 30, 2015, compared to cash used in financing activities of $15,000 for the six months ended June 30, 2014, as we borrowed $250,000 on our working capital line of credit on June 29, 2015, repaying that amount on July 3, 2015. We also entered into $65,000 of capital leases during the second quarter of 2015 related to the purchase of capital equipment.

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under these agreements require that we maintain a minimum of $1 million in cash, cash equivalents and certain investments, and that we not have the acceleration of any debt maturity having a principal amount of more than $10 million, in order to avoid triggering the customer’s potential right to transfer certain technology and equipment to that customer at a contractually defined price. We had approximately $1.2 million in cash and cash equivalents on June 30, 2015, including a $250,000 borrowing on our working capital line of credit which was subsequently repaid on July 3, 2015. This supply agreement and its covenants are more fully described in Note 7, and our line of credit is more fully described in Note 4, to our Financial Statements in Part I, Item 1 of this Form 10-Q.

We believe that cash from operations and cash, cash equivalents and unused borrowing capacity will be adequate to fund our operating plans through 2015. Our actual future capital requirements in 2015 and beyond will depend, however, on many factors, including customer acceptance of our current and potential nanomaterials and product applications, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell our materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, we expect that capital spending relating to currently known capital needs for the remainder of 2015 will be between $100,000 and $150,000. If those projects are delayed or ultimately prove unsuccessful, we would expect our capital requirements to be lower. If other projects are successful the total capital spending may be higher than $150,000 for the remainder of 2015.

Should events arise that make it appropriate for us to seek additional financing, such additional financing may not be available on acceptable terms or even at all, and any such additional financing could be dilutive to our stockholders. Such financing could be necessitated by such things as the loss of one or more existing customers or a significant decrease in revenue from those customers; currently unknown capital requirements in light of the factors described above; new regulatory requirements that are outside our control; the need to meet previously discussed cash requirements to avoid a triggering event under our BASF agreement; or various other circumstances coming to pass that we currently do not anticipate. The failure to obtain sufficient capital to fund our business plans may result in a curtailment or other change in those plans, and under such circumstances may raise doubt as to our ability to continue as a going concern.

On June 30, 2015, we had a net operating loss carryforward of approximately $80 million for income tax purposes. Because we may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with our various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward will expire at various dates between January 1, 2018 and December 31, 2034. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities.

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

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of our common stock, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the Securities and Exchange Commission, including, without limitation, the information contained under the caption Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. Those risk factors could materially affect our business, financial condition and results of operations. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flows or stock price could be materially adversely affected. Other than as set forth below, and as set forth in Part II, Item 1A in our Quarterly Report on Form 10-Q for the three months ended March 31, 2015, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We believe that our current cash balances and other assets that might be monetized if and as needed, as well as unused capacity that might be available for short-term borrowings, will be sufficient to avoid the first triggering event under the BASF supply agreement during 2015, and because we only had $250,000 of short-term debt that has been subsequently repaid, the second triggering event is not currently applicable to us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.	Exhibits

Exhibit 10.1	Change in Terms Agreement and Business Loan Agreement, as amended, dated April 13, 2015, between the Company and Libertyville Bank and Trust Company

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101	The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Cash Flows, and (4) the Notes to Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: August 12, 2015	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer

Date: August 12, 2015	By:	/s/ FRANK J. CESARIO
Frank J. Cesario
Chief Financial Officer