Form 10-Q
period 2015-09-30
NANOPHASE TECHNOLOGIES CORPORATION
filed 2015-11-12
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2015

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

As of November 6, 2015, there were 28,585,496 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	(in thousands except share and per share data)
	September 30, 2015 (Unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,249	$1,862
Trade accounts receivable, less allowance for doubtful accounts of $6 on September 30, 2015 and December 31, 2014	1,478	388
Inventories, net	643	950
Prepaid expenses and other current assets	251	367

Total current assets	3,621	3,567

Equipment and leasehold improvements, net	1,916	2,138
Other assets, net	23	25

	$5,560	$5,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short term debt	$200	$—
Current portion of capital lease obligations	82	70
Accounts payable	815	493
Accrued expenses	477	413

Total current liabilities	1,574	976

Long-term portion of capital lease obligations	113	121
Long-term deferred rent	544	621
Asset retirement obligations	171	166

Total long-term liabilities	828	908

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 28,585,496 and 28,516,163 shares issued and outstanding on September 30, 2015 and December 31, 2014	286	285
Additional paid-in capital	96,131	95,966
Accumulated deficit	(93,259)	(92,405)

Total stockholders’ equity	3,158	3,846

	$5,560	$5,730

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenue:
Product revenue, net	$2,779	$2,647	$8,000	$8,070
Other revenue	7	7	33	46

Net revenue	2,786	2,654	8,033	8,116

Operating expense:
Cost of revenue	1,903	1,858	5,593	5,581

Gross profit	883	796	2,440	2,535

Research and development expense	325	316	969	990
Selling, general and administrative expense	709	828	2,316	2,391

Loss from operations	(151)	(348)	(845)	(846)
Interest income	—	—	—	1
Interest expense	(4)	(1)	(9)	(4)

Loss before provision for income taxes	(155)	(349)	(854)	(849)
Provisions for income taxes	—	—	—	—

Net loss	$(155)	$(349)	$(854)	$(849)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of basic and diluted common shares outstanding	28,585,496	28,481,496	28,571,332	28,481,496

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	(in thousands) Nine months ended September 30,
	2015	2014
Operating activities:
Net loss	$(854)	$(849)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	550	556
Stock compensation expense	139	150
Changes in assets and liabilities related to operations:
Trade accounts receivable	(1,090)	(1,274)
Other accounts receivable	(4)	1
Inventories	307	227
Prepaid expenses and other assets	121	(42)
Accounts payable	301	109
Accrued expenses	(12)	232

Net cash used in operating activities	(542)	(890)

Investing activities:
Acquisition of equipment and leasehold improvements	(228)	(352)
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	(8)	(23)

Net cash used in investing activities	(236)	(375)

Financing activities:
Principal payments on capital leases	(61)	(23)
Proceeds from sale of short term investment	—	30
Proceeds from line of credit	450	—
Principal payment on line of credit	(250)	—
Proceeds from exercise of stock options	26	—

Net cash provided by financing activities	165	7

Decrease in cash and cash equivalents	(613)	(1,258)
Cash and cash equivalents at beginning of period	1,862	3,276

Cash and cash equivalents at end of period	$1,249	$2,018

Supplemental cash flow information:
Interest paid	$9	$4

Supplemental non-cash investing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$28	$—
Capital lease obligations incurred in the purchase of equipment	$65	$—

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data or as otherwise noted herein)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (“Nanophase” or the “Company”, including “we”, “our” or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2014, included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission.

(2) Description of Business

Nanophase is an advanced materials and applications developer and commercial manufacturer with an integrated family of nanomaterial and related technologies. We produce engineered nano and larger, sub-micron materials for use in a variety of diverse markets: personal care including sunscreens, architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, medical diagnostics, energy, and a variety of surface finishing technologies (polishing) applications. We target markets in which we believe practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Recently developed technologies have made certain new products possible and opened potential new markets. We recently developed new material solutions in surface finishing technologies (polishing) and energy-management areas that have been taken to potential customers, and for which we are experiencing early stage revenue growth. Although our primary strategic focus has been the North American market, we currently sell material to customers overseas and have been working to expand our reach within foreign markets.

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, along with the promissory note with no related borrowings described in Note 4, and any borrowings on the working capital line of credit described in Note 4. The fair values of all financial instruments were not materially different from their carrying values.

(4) Note and Line of Credit

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

During March 2015, we entered into a Business Loan Agreement (the “Line of Credit Agreement”) with Libertyville Bank and Trust Company, a Wintrust Community Bank (“Libertyville”), our primary bank. This Line of Credit Agreement was subsequently amended on April 13, 2015. Under the Line of Credit Agreement, as amended, Libertyville will provide a maximum of $300, or 75% of our eligible accounts receivable, whichever is less, of revolving credit, collateralized by a senior priority lien on our accounts receivable, inventory, equipment, general intangibles and fixtures. Interest on any borrowings would be the prime rate at the time plus 1%. Availability to draw on the line requires us to have at least $1 million in cash, including any amounts borrowed, at Libertyville on the date of any advance. Advances may only occur at the beginning or end of a fiscal quarter and must be repaid in full within five days of the advance. The Line of Credit Agreement expires on March 4, 2016. On September 29, 2015, we borrowed $200 on this line, and subsequently repaid that amount on October 2, 2015. Our only previous drawdown on this line was a borrowing of $250 on June 29, 2015 that was repaid on July 3, 2015.

(5) Inventories

Inventories consist of the following:

	September 30, 2015	December 31, 2014

Raw materials	$275	$173
Finished goods	420	829

	695	1,002
Allowance for excess inventory quantities	(52)	(52)

	$643	$950

(6) Share-Based Compensation

We follow FASB ASC Topic 718, Share-Based Payments, in which compensation expense is recognized only for share-based payments expected to vest. We recognized compensation expense related to stock options of $46 and $141 for the three and nine month periods ended September 30, 2015, respectively, compared to $45 and $155 for the same periods in 2014.

As of September 30, 2015, there was approximately $246 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 1.7 years.

Stock Options and Stock Grants

During the nine months ended September 30, 2015, 69,333 shares of common stock were issued pursuant to option exercises for proceeds of $26. During the nine months ended September 30, 2014, no stock options were exercised. During the nine months ended September 30, 2015, 461,100 stock options were granted compared to 568,000 during the same period in 2014. During the nine months ended September 30, 2015, 248,900 stock options were forfeited compared to 22,000 stock options forfeited during the same period in 2014. We had 2,583,199 stock options outstanding at a weighted average exercise price of $0.95 on September 30, 2015, compared to 2,440,000 stock options outstanding at a weighted average exercise price of $1.15 on December 31, 2014.

Stock Appreciation Rights

Prior to 2011, we granted outside directors stock appreciation rights (SARs). The change in fair value of the awards granted during prior years is included in non-cash compensation expense for the three and nine months ended September 30, 2015 and 2014. The SARs granted vested immediately and are payable upon the directors’ removal or resignation from the position of director. These awards are accounted for as liability awards, included in accrued expenses as of September 30, 2015 and 2014, and adjusted to fair value each reporting period. The fair value of the liability was less than $1 on September 30, 2015 and December 31, 2014.

As of September 30, 2015, we did not have any unvested restricted stock or performance shares outstanding.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for stock options granted during the periods presented:

For the three months ended	September 30, 2015	September 30, 2014
Weighted-average risk-free interest rates:	1.7%	—
Dividend yield:	—	—
Weighted-average expected life of the option:	7 Years	—
Weighted-average expected stock price volatility:	95%	—
Weighted-average fair value of the options granted:	$0.34	—

For the nine months ended	September 30, 2015	September 30, 2014
Weighted-average risk-free interest rates:	1.7%	2.0%
Dividend yield:	—	—
Weighted-average expected life of the option:	7 Years	7 Years
Weighted-average expected stock price volatility:	95%	95%
Weighted-average fair value of the options granted:	$0.44	$0.42

(7) Significant Customers and Contingencies

Sales to three customers constituted approximately 69%, 6% and 9%, respectively, of our total revenue for the three months ended September 30, 2015, and 62%, 8% and 6%, respectively, of our total revenue for the nine months ended September 30, 2015. Amounts included in accounts receivable on September 30, 2015 relating to these three customers were approximately $871, $112 and $240, respectively. Revenue from these three customers constituted approximately 71%, 0% and 10%, respectively, of our total revenue for the three months ended September 30, 2014 and 73%, 1% and 7%, respectively, for the nine months ended September 30, 2014. Amounts included in accounts receivable on September 30, 2014 relating to these three customers were approximately $747, $0 and $270, respectively. The loss of one of these significant customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

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

(8) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $398 and $962 for the three and nine months ended September 30, 2015, respectively, compared to $376 and $885 for the same periods in 2014. All of this revenue was product revenue.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nanophase is an advanced materials and applications developer and commercial manufacturer with an integrated family of materials technologies. We produce engineered nano and sub-micron materials for use in a variety of diverse markets: personal care including sunscreens, architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, medical diagnostics, energy, and a variety of surface finishing technologies (polishing) applications, including optics. We target markets in which we believe practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Recently developed technologies have made certain new products possible and opened potential new markets. For example, we have applied our skills at producing precisely defined nanomaterials to now create and sell larger, sub-micron material products. Our focus is on customer need where we believe we have an advantage, as opposed to finding uses for one particular technology. We expect growth in end-user (manufacturing customers, including customers of our customers) adoption in 2015 and beyond. Our initiatives in targeted market areas are progressing at differing rates of speed, but we have been broadly moving through testing and development cycles, and in a number of cases believe we are approaching first revenue or next stage revenue with particular customers in the industries referenced above. For example, during 2014 we developed new solutions in the surface finishing technologies (polishing) and energy-management areas that were presented to potential customers during the year and have resulted in increasing, early stage order flows in both areas. We believe that successful introduction of our materials with manufacturers may lead to follow-on orders for other materials in their applications. We expect that we will both work more deeply with current customers and attract additional customers, which should help us achieve growth in these markets in 2015 and beyond.

Results of Operations

Total revenue increased to $2,786,000 for the three months ended September 30, 2015, compared to $2,654,000 for the same period in 2014. Total revenue decreased to $8,033,000 for the nine months ended September 30, 2015, compared to $8,116,000 for the same period in 2014. Product revenue, the primary component of our total revenue, increased to $2,779,000 for the three months ended September 30, 2015, compared to $2,647,000 for the same period in 2014. Orders from our largest customer in personal care and sunscreen applications were higher and we received an additional order from our customer in medical diagnostics during the third quarter of 2015. Product revenue decreased to $8,000,000 for the nine months ended September 30, 2015, compared to $8,070,000 for the same period in 2014. While a substantial majority of our revenue during 2015 was from our largest customer in personal care and sunscreen applications, sales to this customer during the nine months ended September 30, 2015 were nearly $1 million less than the same period of 2014. We expect fourth quarter sales to this customer to exceed the fourth quarter of 2014. The revenue decrease associated with our largest customer during the first nine months of 2015 was largely offset by increased sales in surface finishing technologies (polishing) and to coatings customers.

Revenue from our top three customers was approximately 69%, 6% and 9%, respectively, during the three months ended September 30, 2015, and 62%, 8% and 6%, respectively, for the nine months ended September 30, 2015. Revenue from these three customers constituted approximately 71%, 0% and 10%, respectively, of our total revenue for the three months ended September 30, 2014 and 73%, 1%, and 7%, respectively, for the nine months ended September 30, 2014.

Other revenue was $7,000 and $33,000 for the three and nine months ended September 30, 2015, compared to $7,000 and $46,000 for the same periods in 2014. This was comprised primarily of shipping costs paid by customers, and included a non-recurring fee-based development project that was completed during 2014.

Cost of revenue generally includes costs associated with commercial production. Cost of revenue increased to $1,903,000 for the three months ended September 30, 2015, compared to $1,858,000 for the same period in 2014, primarily due to increased revenue volume. Cost of revenue increased to $5,593,000 for the nine months ended September 30, 2015, compared to $5,581,000 for the same period in 2014, primarily driven by revenue volume but also impacted by inefficiencies associated with customer order volatility during 2015. We expect to continue new nanomaterial development, primarily using our NanoArc® synthesis and dispersion technologies, for targeted applications and new markets during 2015 and beyond. At current revenue levels we have generated a positive gross margin, though margins have been impeded by not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support significantly higher levels of production. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to continue to cut costs and pass commodity market-driven raw materials increases on to customers. We expect that product revenue volume increases would result in our fixed manufacturing costs being more efficiently absorbed, leading to increased margins. We expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets, but may or may not realize absolute dollar gross margin growth through 2015 and beyond, dependent upon the factors discussed above.

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

Research and development expense was $325,000 and $969,000 for the three and nine months ended September 30, 2015, respectively, compared to $316,000 and $990,000 for the same periods in 2014. The changes in cost reflect more focused product development activities coupled with the transfer of projects out of research and development and into commercial operations, resulting in lower costs for salaries and materials, then offset by expenses related to new projects started during 2015. We expect research and development expense to increase slightly from the current rate during the remainder of 2015.

Selling, general and administrative expense was $709,000 and $2,316,000 for the three and nine months ended September 30, 2015, respectively, compared to $828,000 and $2,391,000 for the same periods in 2014. The net decreases were primarily attributed to decreased salary and personnel costs, as well as decreased consulting fees and marketing and selling expenses, as the up-front work associated with launching several new products has been completed. We expect total expense in this area to increase slightly, but not significantly, during the remainder of 2015 as we continue commercial activities in recently launched initiatives, and to remain below total 2014 spending in this area.

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

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments amounted to $1,249,000 on September 30, 2015, compared to $1,862,000 on December 31, 2014 and $2,018,000 on September 30, 2014. The net cash used in our operating activities was $542,000 for the nine months ended September 30, 2015, compared to $890,000 for the same period in 2014. The difference is primarily driven by volatility in working capital cash flows between the periods. Net cash used in investing activities amounted to $236,000 for the nine months ended September 30, 2015, compared to $375,000 for the same period in 2014. Capital expenditures, including those under capital leases, amounted to $293,000 and $352,000 for the nine months ended September 30, 2015 and 2014, respectively. Net cash provided by financing activities was $165,000 for the nine months ended September 30, 2015 compared to $7,000 for the same period in 2014, largely driven by a $200,000 borrowing on our working capital line as of September 30, 2015. We also sold a $30,000 certificate of deposit during the nine months ended September 30, 2014.

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under these agreements require that we maintain a minimum of $1 million in cash, cash equivalents and certain investments, and that we not have the acceleration of any debt maturity having a principal amount of more than $10 million, in order to avoid triggering the customer’s potential right to transfer certain technology and equipment to that customer at a contractually defined price. We had approximately $1.2 million in cash and cash equivalents on September 30, 2015, including a $200,000 borrowing on our working capital line of credit which was subsequently repaid on October 2, 2015. This supply agreement and its covenants are more fully described in Note 7, and our line of credit is more fully described in Note 4, to our Financial Statements in Part I, Item 1 of this Form 10-Q.

We believe that cash from operations and cash, cash equivalents and unused borrowing capacity will be adequate to fund our operating plans through 2015. Our actual future capital requirements in 2015 and beyond will depend, however, on many factors, including customer acceptance of our current and potential nanomaterials and product applications, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell our materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, we expect that capital spending relating to currently known capital needs for the remainder of 2015 will be between $10,000 and $30,000.

Should events arise that make it appropriate for us to seek additional financing, such additional financing may not be available on acceptable terms or even at all, and any such additional financing could be dilutive to our stockholders. Such financing could be necessitated by such things as the loss of one or more existing customers or a significant decrease in revenue from those customers; currently unknown capital requirements in light of the factors described above; new regulatory requirements that are outside our control; the need to meet previously discussed cash requirements to avoid a triggering event under our BASF agreements; or various other circumstances coming to pass that we currently do not anticipate. The failure to obtain sufficient capital to fund our business plans may result in a curtailment or other change in those plans, and under such circumstances may raise doubt as to our ability to continue as a going concern.

On September 30, 2015, we had a net operating loss carryforward of approximately $80 million for income tax purposes. Because we may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with our various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward will expire at various dates between January 1, 2018 and December 31, 2034. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities.

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

As more fully described in Note 4 to our Financial Statements in Part I, Item 1 of this Form 10-Q, during July 2014 we entered into a letter of credit and promissory note for up to $30,000 supporting our obligations under our facility lease agreement. No borrowings have been incurred under this promissory note.

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

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of our common stock, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the Securities and Exchange Commission, including, without limitation, the information contained under the caption Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. Those risk factors could materially affect our business, financial condition and results of operations. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flows or stock price could be materially adversely affected. Other than as set forth below, and as set forth in Part II, Item 1A in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2015 and the three months ended June 30, 2015, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We believe that our current cash balances and other assets that might be monetized if and as needed, as well as unused capacity that might be available for short-term borrowings, will be sufficient to avoid the first triggering event under the BASF supply agreement during 2015, and because we only had $200,000 of short-term debt that has been subsequently repaid, the second triggering event is not currently applicable to us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101	The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Cash Flows, and (4) the Notes to Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: November 12, 2015	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer

Date: November 12, 2015	By:	/s/ FRANK J. CESARIO
Frank J. Cesario
Chief Financial Officer