Form 10-Q
period 2016-03-31
NANOPHASE TECHNOLOGIES Corp
filed 2016-05-13
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2016

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

As of May 8, 2016, there were 31,185,496 shares outstanding of Common Stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	(in thousands except share and per share data)
	March 31, 2016 (Unaudited)	December31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,478	$1,275
Trade accounts receivable, less allowance for doubtful accounts of $6 on March 31, 2016 and December 31, 2015	929	507
Inventories, net	758	662
Prepaid expenses and other current assets	297	247

Total current assets	3,462	2,691
Equipment and leasehold improvements, net	1,742	1,861
Other assets, net	22	22

	$5,226	$4,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$96	$94
Accounts payable	715	508
Accrued expenses	331	276

Total current liabilities	1,142	878

Long-term portion of capital lease obligations	119	144
Long-term deferred rent	506	519
Asset retirement obligations	174	172

Total long-term liabilities	799	835

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 31,185,496 and 28,585,496 shares issued and outstanding on March 31, 2016 and December 31, 2015, respectively	312	286
Additional paid-in capital	97,181	96,172
Accumulated deficit	(94,208)	(93,597)

Total stockholders’ equity	3,285	2,861

	$5,226	$4,574

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	(in thousands except share and per share data)
	Three months ended
	March 31,
	2016	2015
Revenue:
Product revenue	$2,189	$2,300
Other revenue	22	10

Total revenue	2,211	2,310
Operating expense:
Cost of revenue	1,755	1,745

Gross profit	456	565
Research and development expenses	301	302
Selling, general and administrative expenses	761	866

Loss from operations	(606)	(603)
Interest expense	(4)	(3)
Other, net	—	—

Loss before provision for income taxes	(610)	(606)
Provision for income taxes	—	—

Net loss	$(610)	$(606)

Net loss per share-basic and diluted	$(0.02)	$(0.02)

Weighted average number of basic and diluted common shares outstanding	30,014,067	28,542,533

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	(in thousands)
	Three months ended	Three months ended
	March 31,	March 31,
	2016	2015
Operating activities:
Net loss	$(610)	$(606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	182	184
Stock compensation expense	47	47
Changes in assets and liabilities related to operations:
Trade accounts receivable	(423)	(871)
Inventories	(96)	124
Prepaid expenses and other assets	(50)	15
Accounts payable	210	525
Accrued expenses	42	(30)

Net cash used in operating activities	(698)	(612)

Investing activities:
Acquisition of equipment and leasehold improvements	(27)	(38)
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	(37)	(8)

Net cash used in investing activities	(64)	(46)

Financing activities:
Principal payments on capital leases	(23)	(23)
Proceeds from exercise of stock options	—	26
Proceeds from common stock issuance	988	—

Net cash provided by financing activities	965	3

Increase/(Decrease) in cash and cash equivalents	203	(655)
Cash and cash equivalents at beginning of period	1,275	1,862

Cash and cash equivalents at end of period	$1,478	$1,207

Supplemental cash flow information:
Interest paid	$4	$3

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$34	$61

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data or as otherwise noted herein)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (“Nanophase” or the “Company”, including “we”, “our” or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the interim periods presented. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission.

(2) Description of Business

Nanophase is an advanced materials and applications developer and commercial manufacturer with an integrated family of nanomaterial and related technologies. We produce engineered nano and larger, sub-micron, materials for use in a variety of diverse markets: personal care including sunscreens, architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, medical diagnostics, energy, and a variety of surface finishing technologies (polishing) applications. We target markets in which we believe practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Recently developed technologies have made certain new products possible and opened potential new markets. We recently developed new material solutions in the personal care, surface finishing technologies (polishing) and energy-management areas that have been taken to potential customers, and for which we are experiencing early stage revenue. Although our primary strategic focus has been the North American market, we currently sell material to customers overseas and have been working to expand our reach within foreign markets.

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, along with the promissory note with no related borrowings and any borrowings on the working capital line of credit, each described in Note 4. The fair values of all financial instruments were not materially different from their carrying values. There were no financial assets or liabilities adjusted to fair value on March 31, 2016 or December 31, 2015.

(4) Note and Line of Credit

During July 2014, we entered into a bank-issued letter of credit and related promissory note for up to $30 in borrowings to support our obligations under our facility lease agreement. No borrowings have been incurred under this promissory note. Should any borrowings occur in the future, the interest rate would be the prime rate plus 1%, with the bank having the right to “set off” or apply unpaid balances against our checking account if we fail to meet our obligations under any borrowings under the note. It is our intention to renew this note annually, for as long as we need to pursuant to the terms of our facility lease agreement. Because there were no amounts outstanding at any time during 2016 or 2015, we have recorded no related liability on our balance sheet.

During March 2015, we entered into a Business Loan Agreement (the “Line of Credit Agreement”) with Libertyville Bank and Trust Company, a Wintrust Community Bank (“Libertyville”), our primary bank, which was subsequently amended on April 13, 2015. Under the Line of Credit Agreement, as amended, Libertyville will provide a maximum of $300, or 75% of our eligible accounts receivable, whichever is less, of revolving credit, collateralized by a senior priority lien on our accounts receivable, inventory, equipment, general intangibles and fixtures. Interest on any borrowings would be the prime rate at the time plus 1%. We must have at least $1 million in cash, including any amounts borrowed, at Libertyville on the date of any advance. Advances may only occur at the beginning or end of a fiscal quarter and must be repaid in full within five days of the advance. The Line of Credit Agreement was extended during March 2016, and now expires on March 4, 2017. There were two advances under this Line of Credit Agreement during 2015 that were subsequently repaid within five days of each advance, and no advances during the first three months of 2016.

(5) Inventories

Inventories consist of the following:

	March 31, 2016	December 31, 2015
Raw materials	$218	$184
Finished goods	592	530

	810	714
Allowance for excess inventory quantities	(52)	(52)

	$758	$662

(6) Share-Based Compensation

We follow FASB ASC Topic 718, Share-Based Payments, in which compensation expense is recognized only for share-based payments expected to vest. We recognized compensation expense related to stock options of $47 for each of the three month periods ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, there was approximately $297 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 2.2 years.

Stock Options and Stock Grants

No stock options were exercised during the three months ended March 31, 2016. During the three months ended March 31, 2015, 69,333 shares of common stock were issued pursuant to option exercises for proceeds of $26. For the three months ended March 31, 2016, 419,390 stock options were granted compared to 446,100 stock options granted during the same period in 2015. During the three months ended March 31, 2016, 10,001 stock options were forfeited compared to 159,000 stock options forfeited during the same period in 2015. We had 2,983,000 stock options outstanding at a weighted average exercise price of $0.87 on March 31, 2016, compared to 2,574,000 stock options outstanding at a weighted average exercise price of $0.95 on December 31, 2015.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for stock options granted during the three month periods ended:

	March 31, 2016	March 31, 2015
Weighted-average risk-free interest rates:	1.43%	1.74%
Dividend yield:	—	—
Weighted-average expected life of the option:	7 years	7 years
Weighted-average expected stock price volatility:	95%	95%
Weighted-average fair value of the options granted:	$0.34	$0.44

Stock Appreciation Rights

Prior to 2011, we granted our outside directors stock appreciation rights (SARs). The change in fair value of the awards granted during prior years is included in non-cash compensation expense for the quarters ended March 31, 2016 and 2015. The SARs granted vested immediately and are payable upon the directors’ removal or resignation from the position of director. These awards are accounted for as liability awards, included in accrued expenses as of March 31, 2016 and 2015, and adjusted to fair value each reporting period. The fair value of the liability was less than $1 on both March 31, 2016 and December 31, 2015.

As of March 31, 2016, we did not have any unvested restricted stock or performance shares outstanding.

(7) Significant Customers and Contingencies

Revenue from three customers constituted approximately 71%, 7% and 4%, respectively, of our total revenue for the three months ended March 31, 2016. Amounts included in accounts receivable on March 31, 2016 relating to these three customers were approximately $517, $144 and $88, respectively. Revenue from these three customers constituted approximately 59%, 7% and 8%, respectively, of our total revenue for the three months ended March 31, 2015. Amounts included in accounts receivable on March 31, 2015 relating to these three customers were approximately $578, $259 and $109, respectively.

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

We believe that we have sufficient cash and credit availability (See Liquidity and Capital Resources in Management’s Discussion and Analysis in Part I, Item 2 of this Form 10-Q for a further discussion, as well as the description of our Line of Credit Agreement described in Note 4) to operate our business during 2016. If a triggering event were to occur and BASF elected to proceed with the license and related equipment sale mentioned above, we would receive royalty payments from this customer for products sold using our technology; however, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by our agreement with the customer. Similar consequences would occur if we were determined to have materially breached certain other provisions of the supply agreement with BASF. Any such event would also likely result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success and it could be difficult to replace them quickly. Given the occurrence of any such event, we might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on us. Finally, any shortfall in capital needed to operate the business as management intends, including with respect to avoiding this triggering event as described above, may result in a curtailment of certain activities or anticipated investments.

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

(8) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $124 and $375 for the three months ended March 31, 2016 and 2015, respectively. All of this revenue was product revenue.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States.

(9) New Accounting Pronouncements

During May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, and related updates in ASU No. 2016-08 and ASU No. 2016-10, which supersedes nearly all existing revenue recognition guidance under U.S. generally accepted accounting principles. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. Additionally, the guidance requires certain disclosures designed to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which is our first quarter of 2018. The new standard allows application either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. We are evaluating the effect that ASU 2014-09 will have on our financial statements and related disclosures, but do not expect it to have a material impact on our financial position, results of operations, or cash flows.

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

During August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. We do not believe that the adoption will have an impact on the presentation of our financial statements, financial position, results of operations, cash flows and related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nanophase is an advanced materials and applications developer and commercial manufacturer with an integrated family of materials technologies. We produce engineered nano and sub-micron materials for use in a variety of diverse markets: personal care including sunscreens, architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, medical diagnostics, energy, and a variety of surface finishing technologies (polishing) applications, including optics. We target markets in which we believe practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Recently developed technologies have made certain new products possible and opened potential new markets. For example, we have applied our skills at producing precisely defined nanomaterials to now create and sell larger, sub-micron material products. Our focus is on customer need where we believe we have an advantage, as opposed to finding uses for one particular technology. We expect growth in end-user (manufacturing customers, including customers of our customers) adoption in 2016 and beyond. Our initiatives in targeted market areas are progressing at differing rates of speed, but we have been broadly moving through testing and development cycles, and in a number of cases believe we are approaching first revenue or next stage revenue with particular customers in the industries referenced above. We have recently developed material solutions in the personal care, surface finishing technologies (polishing) and energy-management areas that have been taken to potential customers and for which early stage revenues are occurring. We believe that successful introduction of our materials with manufacturers may lead to follow-on orders for other materials in their applications. We expect that we will both work more deeply with current customers and attract additional customers, which should help us achieve growth in these markets in 2016 and beyond.

Results of Operations

Total revenue decreased to $2,211,000 for the three months ended March 31, 2016, compared to $2,310,000 for the same period in 2015. A substantial majority of our revenue for both periods was from our largest customer in personal care and sunscreen applications. The decrease was primarily due to the timing of shipment to our customer in medical diagnostics. This customer receives two or three shipments per year, and received a shipment during the first quarter of 2015 but not the first quarter of 2016. We anticipate the opposite will happen during the second quarter, with a shipment during the second quarter of 2016 and no corresponding shipment during the second quarter of 2015. Product revenue, the primary component of our total revenue, decreased to $2,189,000 for the three months ended March 31, 2016, compared to $2,300,000 for the same period in 2015. Revenue from our top three customers was approximately 71%, 7% and 4%, respectively, during the three months ended March 31, 2016, compared to 59%, 7% and 8%, respectively, for the same customers during the same period in 2015.

Other revenue increased to $22,000 for the three months ended March 31, 2016, compared to $10,000 for the same period in 2015. Other revenue was comprised primarily of shipping costs paid by customers, and included a one-time fee-based development project completed during the first quarter of 2016.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $1,755,000 for the three months ended March 31, 2016, compared to $1,745,000 for the same period in 2015. The change in cost of revenue is typically driven by changes in revenue volume, and impacted by efficiencies related to improvements in our processes. The small increase during the first quarter of 2016, despite the decline in revenue, was primarily due to the timing of repair and maintenance expenses and the timing of costs capitalized into inventory. We expect to continue new nanomaterial development, primarily using our NanoArc® synthesis and dispersion technologies, for targeted applications and new markets during 2016 and beyond. At current revenue levels we have generated a positive gross margin, though margins have been impeded by not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support significantly higher levels of production. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, and our ability to continue to cut costs and pass commodity market-driven raw materials increases on to customers. We expect that product revenue volume increases would result in our fixed manufacturing costs being more efficiently absorbed, leading to increased margins. We expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets, but may or may not realize absolute dollar gross margin growth through 2016 and beyond, dependent upon the factors discussed above.

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

Research and development expense was flat at $301,000 for the three months ended March 31, 2016, compared to $302,000 for the same period in 2015. We expect quarterly research and development expense to increase by approximately 10% for each of the remaining quarters of 2016 as compared to the first quarter of 2016, due to increased staffing and related expenses primarily due to a planned expansion in personal care and energy-management areas.

Selling, general and administrative expense decreased to $761,000 for the three month period ended March 31, 2016, compared to $866,000 for the same period in 2015. The net decrease was primarily attributed to salaries and professional services related to marketing and selling activities in our surface finishing (polishing) and energy solutions support. During 2015 we had a surge of activity related to new products that did not need to be repeated during 2016. 2016 also saw delayed timing of professional fees and other expenses that we expect to be restored to normal levels during the second quarter of 2016. We expect total selling, general and administrative expense to increase by approximately 5% during the remainder of 2016, compared to the first quarter of 2016.

Inflation

We believe inflation has not had a material effect on our operations or financial position. However, supplier price increases and wage and benefit inflation, both of which represent a significant component of our costs of operations, may have a material effect on our operations and financial position in 2016 and beyond if we are unable to pass through any applicable increases under our present contracts or through to our markets in general.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments amounted to $1,478,000 on March 31, 2016, compared to $1,275,000 on December 31, 2015 and $1,207,000 on March 31, 2015. The net cash used in our operating activities was $698,000 for the three months ended March 31, 2016, compared to $612,000 for the same period in 2015. The net cash used in operating activities was significantly impacted by working capital fluctuations, including a $316,000 net use of cash during the first quarter of 2016 and $237,000 during the same period of 2015, both primarily related to increases in accounts receivable balances. Net cash used in investing activities amounted to $64,000 for the three months ended March 31, 2016, compared to $46,000 for the same period in 2015. Capital expenditures amounted to $27,000 and $38,000 for the three months ended March 31, 2016 and 2015, respectively. Net cash provided by financing activities was $965,000 for the three months ended March 31, 2016, compared to cash provided by financing activities of $3,000 for the three months ended March 31, 2015, as we sold 2.6 million shares of our common stock to our largest stockholder on February 10, 2016 for $988,000 in proceeds and had a small number of stock option exercises during the first quarter of 2015. We intend to use the proceeds from the sale of shares for working capital and general corporate purposes.

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under these agreements require that we maintain a minimum of $1 million in cash, cash equivalents and certain investments, and that we not have the acceleration of any debt maturity having a principal amount of more than $10 million, in order to avoid triggering the customer’s potential right to transfer certain technology and equipment to that customer at a contractually defined price. We had approximately $1.5 million in cash and cash equivalents on March 31, 2016, with no borrowings on our Line of Credit. This supply agreement and its covenants are more fully described in Note 7, and our Line of Credit is more fully described in Note 4, to our Financial Statements in Part I, Item 1 of this Form 10-Q.

We believe that cash from operations and cash, cash equivalents and unused borrowing capacity will be adequate to fund our operating plans through 2016. Our actual future capital requirements in 2016 and beyond will depend, however, on many factors, including customer acceptance of our current and potential nanomaterials and product applications, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell our materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, we expect that capital spending relating to currently known capital needs for the remainder of 2016 will be between $200,000 and $350,000. If those projects are delayed or ultimately prove unsuccessful, we would expect our capital requirements to be on the lower end of that range. If other projects are successful the total capital spending may exceed the higher end of this range.

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

On March 31, 2016, we had a net operating loss carryforward of approximately $81 million for income tax purposes. Because we may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with our various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward will expire at various dates between January 1, 2018 and December 31, 2035. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. Changes in Illinois state law that began in 2011 will impact net loss carryforward duration and utilization on the state tax level.

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

As more fully described in Note 4 to our Financial Statements in Part I, Item I of this Form 10-Q, during 2014 we entered into a letter of credit and promissory note for up to $30,000 supporting our obligations under our facility lease agreement. No borrowings have been incurred under this promissory note.

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

Internal control over financial reporting

The Company’s management, including the CEO and CFO, confirms that there was no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceedings or claims that we believe will result in a material adverse effect on our business, financial condition, or operating results.

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of our common stock, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the Securities and Exchange Commission, including, without limitation, the information contained under the caption Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. Those risk factors could materially affect our business, financial condition and results of operations. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flows or stock price could be materially adversely affected. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, other than the issuance of shares to our largest stockholder on February 10, 2016, as disclosed in our Current Report on Form 8-K as filed on February 10, 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 4.1	Common Stock Purchase Agreement, dated February 10, 2016, between the Company and Bradford T. Whitmore, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 10, 2016.

Exhibit 10.1	Business Loan Agreement, dated March 4, 2016, between the Company and Libertyville Bank and Trust Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 10, 2016.

Exhibit 10.2	Change in Terms Agreement, dated March 4, 2016, between the Company and Libertyville Bank and Trust Company, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 10, 2016.

Exhibit 10.3*	Supply Agreement, dated as of March 31, 2016, between the Company and Ester Solutions Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2016.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101	The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Cash Flows, and (4) the Notes to Unaudited Financial Statements.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: May 13, 2016	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer

Date: May 13, 2016	By:	/s/ FRANK J. CESARIO
Frank J. Cesario
Chief Financial Officer