Form 10-Q
period 2016-06-30
NANOPHASE TECHNOLOGIES Corp
filed 2016-08-12
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2016

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

As of August 5, 2016, there were 31,185,496 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	(in thousands except share and per share data)
	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,424	$1,275
Trade accounts receivable, less allowance for doubtful accounts of $6 on June 30, 2016 and December 31, 2015	1,704	507
Inventories, net	597	662
Prepaid expenses and other current assets	443	247

Total current assets	4,168	2,691
Equipment and leasehold improvements, net	1,579	1,861
Other assets, net	21	22

	$5,768	$4,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$97	$94
Accounts payable	638	508
Accrued expenses	480	276

Total current liabilities	1,215	878

Long-term portion of capital lease obligations	95	144
Long-term deferred rent	494	519
Asset retirement obligations	175	172

Total long-term liabilities	764	835

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 31,185,496 and 28,585,496 shares issued and outstanding on June 30, 2016 and December 31, 2015, respectively	312	286
Additional paid-in capital	97,222	96,172
Accumulated deficit	(93,745)	(93,597)

Total stockholders’ equity	3,789	2,861

	$5,768	$4,574

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue:
Product revenue	$3,678	$2,921	$5,867	$5,221
Other revenue	5	16	27	27

Total revenue	3,683	2,937	5,894	5,248
Operating expense:
Cost of revenue	2,170	1,945	3,925	3,690

Gross profit	1,513	992	1,969	1,558
Research and development expense	372	343	673	645
Selling, general and administrative expense	675	739	1,436	1,606

Income/(loss) from operations	466	(90)	(140)	(693)
Interest income	—	—	—	—
Interest expense	(3)	(3)	(8)	(6)
Other, net	—	—	—	—

Income/(loss) before provision for income taxes	463	(93)	(148)	(699)
Provisions for income taxes	—	—	—	—

Net income/(loss)	$463	$(93)	$(148)	$(699)

Net income/(loss) per share – basic and diluted	$0.01	$(0.00)	$(0.00)	$(0.02)

Weighted average number of basic and diluted common shares outstanding	31,185,496	28,585,496	30,599,782	28,564,133

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	(in thousands) Six months ended June 30,
	2016	2015
Operating activities:
Net loss	$(148)	$(699)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	361	366
Stock compensation expense	88	94
Changes in assets and liabilities related to operations:
Trade accounts receivable	(1,197)	(1,202)
Inventories	65	415
Prepaid expenses and other assets	(195)	80
Accounts payable	156	201
Accrued expenses	178	(4)

Net cash used in operating activities	(692)	(749)

Investing activities:
Acquisition of equipment and leasehold improvements	(63)	(184)
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	(37)	(8)

Net cash used in investing activities	(100)	(192)

Financing activities:
Principal payments on capital leases	(47)	(41)
Proceeds from line of credit	—	250
Proceeds from common stock issuance	988	—
Proceeds from exercise of stock options	—	26

Net cash provided by financing activities	941	235

Increase/(Decrease) in cash and cash equivalents	149	(706)
Cash and cash equivalents at beginning of period	1,275	1,862

Cash and cash equivalents at end of period	$1,424	$1,156

Supplemental cash flow information:
Interest paid	$8	$6

Supplemental non-cash investing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$11	$65
Capital lease obligations incurred in the purchase of equipment	$—	$65

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data or as otherwise noted herein)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (“Nanophase” or the “Company”, including “we”, “our” or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the interim periods presented. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, along with the promissory note with no related borrowings and any borrowings on the working capital line of credit, each described in Note 4. The fair values of all financial instruments were not materially different from their carrying values. There were no financial assets or liabilities adjusted to fair value on June 30, 2016 or December 31, 2015.

(4) Notes

During July 2014, we entered into a bank-issued letter of credit and related promissory note for up to $30 in borrowings to support our obligations under our facility lease agreement. No borrowings have been incurred under this promissory note. Should any borrowings occur in the future, the interest rate would be the prime rate plus 1%, with the bank having the right to “set off” or apply unpaid balances against our checking account if we fail to meet our obligations under any borrowings under the note. We have renewed this note annually and it is our intention to continue to do so for as long as we need to pursuant to the terms of our facility lease agreement. Because there were no amounts outstanding at any time during 2016 or 2015, we have recorded no related liability on our balance sheet.

During March 2015, we entered into a Business Loan Agreement (the “Line of Credit Agreement”) with Libertyville Bank and Trust Company, a Wintrust Community Bank (“Libertyville”), our primary bank, which was subsequently amended on April 13, 2015. Under the Line of Credit Agreement, as amended, Libertyville will provide a maximum of $300, or 75% of our eligible accounts receivable, whichever is less, of revolving credit, collateralized by a senior priority lien on our accounts receivable, inventory, equipment, general intangibles and fixtures. Interest on any borrowings would be the prime rate at the time plus 1%. We must have at least $1 million in cash, including any amounts borrowed, at Libertyville on the date of any advance. Advances may only occur at the beginning or end of a fiscal quarter and must be repaid in full within five days of the advance. The Line of Credit Agreement was extended during March 2016, and now expires on March 4, 2017. There were two advances under this Line of Credit Agreement during 2015 that were subsequently repaid within five days of each advance, and no advances during the first six months of 2016.

(5) Inventories

Inventories consist of the following:

	June 30, 2016	December 31, 2015
Raw materials	$254	$184
Finished goods	395	530

	649	714
Allowance for excess inventory quantities	(52)	(52)

	$597	$662

(6) Share-Based Compensation

We follow FASB ASC Topic 718, Compensation – Stock Compensation, in which compensation expense is recognized only for share-based payments expected to vest. We recognized compensation expense related to stock options of $41 and $88 for the three and six month periods ended June 30, 2016, respectively, compared to $47 and $94 for the three and six month periods ended June 30, 2015, respectively.

As of June 30, 2016, there was approximately $258 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 2.0 years.

Stock Options and Stock Grants

During the six months ended June 30, 2016, no stock options were exercised. During the six months ended June 30, 2015, 69,333 shares of common stock were issued pursuant to stock option exercises for proceeds of $26. During the six months ended June 30, 2016, 419,390 stock options were granted compared to 446,100 stock options granted during the same period in 2015. During the six months ended June 30, 2016, 15,000 stock options were forfeited compared to 182,534 stock options forfeited during the same period in 2015. We had 2,978,000 stock options outstanding at a weighted average exercise price of $0.87 on June 30, 2016, compared to 2,574,000 stock options outstanding at a weighted average exercise price of $0.95 on December 31, 2015.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for stock options granted during the periods presented:

For the three months ended	June 30, 2016	June 30, 2015
Weighted-average risk-free interest rates:	—	—
Dividend yield:	—	—
Weighted-average expected life of the option:	—	—
Weighted-average expected stock price volatility:	—	—
Weighted-average fair value of the options granted:	—	—

For the six months ended	June 30, 2016	June 30, 2015
Weighted-average risk-free interest rates:	1.43%	1.74%
Dividend yield:	—	—
Weighted-average expected life of the option:	7 Years	7 Years
Weighted-average expected stock price volatility:	95%	95%
Weighted-average fair value of the options granted:	$0.34	$0.44

Stock Appreciation Rights

Prior to 2011, we granted our outside directors stock appreciation rights (SARs). The change in fair value of the awards granted during prior years is included in non-cash compensation expense for the three and six months ended June 30, 2016 and 2015. The SARs granted vested immediately and are payable upon the directors’ removal or resignation from the position of director. These awards are accounted for as liability awards, included in accrued expenses as of June 30, 2016 and 2015, and adjusted to fair value each reporting period. The fair value of the liability was less than $1 on both June 30, 2016 and December 31, 2015.

As of June 30, 2016, we did not have any unvested restricted stock or performance shares outstanding.

(7) Significant Customers and Contingencies

Revenue from three customers constituted approximately 71%, 7% and 6%, respectively, of our total revenue for the three months ended June 30, 2016, and 71%, 4% and 6%, respectively, of our total revenue for the six months ended June 30, 2016. Amounts included in accounts receivable on June 30, 2016 relating to these three customers were approximately $1,064, $240 and $212, respectively. Revenue from these three customers constituted approximately 57%, 0% and 6%, respectively, of our total revenue for the three months ended June 30, 2015, and 58%, 5% and 6%, respectively, of our total revenue for the six months ended June 30, 2015. Amounts included in accounts receivable on June 30, 2015 relating to these three customers were approximately $858, $0 and $174, respectively. The loss of one of these significant customers, a significant decrease in revenue from one or more of these customers, or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

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

(8) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $351 and $475 for the three and six months ended June 30, 2016, respectively, compared to $189 and $564 for the same periods in 2015. All of this revenue was product revenue.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States.

(9) New Accounting Pronouncements

During May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, and several related updates including ASU No. 2016-08 and ASU No. 2016-10, which supersedes nearly all existing revenue recognition guidance under U.S. generally accepted accounting principles. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. Additionally, the guidance requires certain disclosures designed to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which is our first quarter of 2018. The new standard allows application either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. We are evaluating the effect that ASU 2014-09 will have on our financial statements and related disclosures, but do not expect it to have a material impact on our financial position, results of operations, or cash flows.

During February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). This standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. The amendments in this standard are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact its adoption will have on the presentation of our financial statements and related disclosures.

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

During March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation—Stock Compensation. The objective of this update is part of the FASB’s Simplification Initiative as it applies to several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The effective date of the update is for fiscal years beginning after December 15, 2016 and interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the impact of this accounting standard but do not believe that the adoption will have a material impact on the presentation of our financial statements, financial position, results of operations, cash flows and related disclosures.

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

Results of Operations

Total revenue increased to $3,683,000 for the three months ended June 30, 2016, compared to $2,937,000 for the same period in 2015. Total revenue increased to $5,894,000 for the six months ended June 30, 2016, compared to $5,248,000 for the same period of 2015. A substantial majority of our revenue for both periods was from our largest customer in personal care and sunscreen applications. The increase was primarily due to increased volume with this customer during the second quarter of 2016. This increase was partially offset by a reduction in volume with our largest customer in polishing applications during the first half of 2016. Product revenue, the primary component of our total revenue, increased to $3,678,000 for the three months ended June 30, 2016, compared to $2,921,000 for the same period in 2015. Product revenue increased to $5,867,000 for the six months ended June 30, 2016, compared to $5,221,000 for the same period in 2015. Revenue from our top three customers was approximately 71%, 7% and 6%, respectively, during the three months ended June 30, 2016, compared to

57%, 0% and 6%, respectively, for the same customers during the same period in 2015. Revenue from our top three customers was approximately 71%, 4% and 6%, respectively, during the six months ended June 30, 2016, compared to 58%, 5% and 6%, respectively, for the same customers during the same period in 2015.

Other revenue was $5,000 and $27,000 for the three and six months ended June 30, 2016, compared to $16,000 and $27,000 for the same periods in 2015. This was comprised primarily of shipping costs paid by customers, as well as non-recurring project-based fees paid by customers.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $2,170,000 for the three months ended June 30, 2016, compared to $1,945,000 for the same period in 2015. Cost of revenue increased to $3,925,000 for the six months ended June 30, 2016, compared to $3,690,000 for the same period in 2015. The increases in cost of revenue were primarily driven by the increases in revenue volume. We expect to continue new nanomaterial development, primarily using our NanoArc® synthesis and dispersion technologies, for targeted applications and new markets during 2016 and beyond. At current revenue levels we have generated a positive gross margin, though margins have been impeded by not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support significantly higher levels of production. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to cut costs and pass commodity market-driven raw materials increases on to customers. We expect that product revenue volume increases would result in our fixed manufacturing costs being more efficiently absorbed, leading to increased margins. We expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets, but may or may not realize absolute dollar gross margin growth through 2016 and beyond, dependent upon the factors discussed above.

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

Research and development expense was $372,000 and $673,000 for the three and six months ended June 30, 2016, compared to $343,000 and $645,000 for the same periods in 2015. Research and development expense in 2015 reflected reduced activity as projects were transferred into commercial operations, particularly in surface finishing (polishing). New projects started during 2015 and expanded during 2016 have slightly increased our spend on salaries, materials, external testing, and patent legal fees. We expect quarterly research and development expense for the remainder of 2016 to be consistent with the second quarter of 2016 as we develop and launch new products in the personal care area.

Selling, general and administrative expense was $675,000 and $1,436,000 for the three and six month periods ended June 30, 2016, compared to $739,000 and $1,606,000 for the same periods in 2015. The net changes largely reflect the timing of costs associated with marketing and selling activities. During 2015 we launched new products in the surface finishing (polishing) area, and once completed, had a natural reduction in spending. During the summer of 2016 we started to ramp up cost for consultants and materials as we actively market our personal care and energy solutions to customers. We expect quarterly selling, general and administrative expense to increase by up to 10% from second quarter 2016 levels during the remainder of 2016 as we plan to launch additional products, primarily in personal care.

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

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments amounted to $1,424,000 on June 30, 2016, compared to $1,275,000 on December 31, 2015 and $1,156,000 on June 30, 2015. The net cash used in our operating activities was $692,000 for the six months ended June 30, 2016, compared to $749,000 for the same period in 2015. The net use of cash during 2016 was driven primarily by a significant increase in accounts receivable at the end of the period related to significant order flow during June 2016. Net cash used in investing activities amounted to $100,000 for the six months ended June 30, 2016, compared to $192,000 for the same period in 2015. Capital expenditures amounted to $63,000 and $184,000 for the six months ended June 30, 2016 and 2015, respectively. Net cash provided by financing activities was $941,000 for the six months ended June 30, 2016, compared to $235,000 for the six months ended June 30, 2015, as we sold 2.6 million shares of our common stock to our largest stockholder on February 10, 2016 for $988,000 in proceeds. We have used, and intend to continue to use, the proceeds from the sale of shares for working capital and general corporate purposes. On June 29, 2015, we borrowed $250,000 on our working capital line of credit, repaying that amount on July 3, 2015. We also entered into $65,000 of capital leases during the second quarter of 2015 related to the purchase of capital equipment. We had no new capital leases during the first six months of 2016, but expect to enter into one or more capital leases during the second half of 2016.

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under these agreements require that we maintain a minimum of $1 million in cash, cash equivalents and certain investments, and that we not have the acceleration of any debt maturity having a principal amount of more than $10 million, in order to avoid triggering the customer’s potential right to transfer certain technology and equipment to that customer at a contractually defined price. We had approximately $1.4 million in cash and cash equivalents on June 30, 2016, with no outstanding debt. This supply agreement and its covenants are more fully described in Note 7, and our line of credit is more fully described in Note 4, to our Financial Statements in Part I, Item 1 of this Form 10-Q.

We believe that cash from operations and cash, cash equivalents and unused borrowing capacity will be adequate to fund our operating plans through 2016. Our actual future capital requirements in 2016 and beyond will depend, however, on many factors, including customer acceptance of our current and potential nanomaterials and product applications, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell our materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, we expect that capital spending relating to currently known capital needs for the remainder of 2016 will be between $150,000 and $250,000. If those projects are delayed or ultimately prove unsuccessful, we would expect our capital requirements to be lower. If other projects are successful, the total capital spending may be higher than $250,000 for the remainder of 2016.

Should events arise that make it appropriate for us to seek additional financing, such additional financing may not be available on acceptable terms or even at all, and any such additional financing could be dilutive to our stockholders. Such financing could be necessitated by such things as: the loss of one or more existing customers or a significant decrease in revenue from those customers; currently unknown capital requirements in light of the factors described above; new regulatory requirements that are outside our control; the need to meet previously discussed cash requirements to avoid a triggering event under our BASF agreements; or various other circumstances coming to pass that we currently do not anticipate. The failure to obtain sufficient capital to fund our business plans may result in a curtailment or other change in those plans, and under such circumstances may raise doubt as to our ability to continue as a going concern.

On June 30, 2016, we had a net operating loss carryforward of approximately $81 million for income tax purposes. Because we may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with our various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward will expire at various dates between January 1, 2018 and December 31, 2035. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities.

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

Safe Harbor Provision

We want to provide investors with more meaningful and useful information. As a result, this Quarterly Report on Form 10-Q (the “Form 10-Q”) contains and incorporates by reference certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements reflect our current expectations of the future results of our operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in future reporting periods to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: our ability to be consistently profitable despite the losses we have incurred since our incorporation; a decision by a customer to cancel a purchase order or supply agreement in light of our dependence on a limited number of key customers; the terms of our supply agreements with BASF, which could trigger a requirement to transfer technology and/or sell equipment to that customer; our potential inability to obtain working capital when needed on acceptable terms or at all; our ability to obtain materials at costs we can pass through to our customers; uncertain demand for, and acceptance of, our nanocrystalline materials; our manufacturing capacity and product mix flexibility in light of customer demand; our limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; our dependence on patents and protection of proprietary information; the resolution of litigation or other legal proceedings in which we may become involved; our ability to maintain an appropriate electronic trading venue for our securities; and the impact of any potential new governmental regulations that could be difficult to respond to or costly to comply with. In addition, our forward-looking statements could be affected by general industry and market conditions and growth rates. Readers of this Quarterly Report on Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101	The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Cash Flows, and (4) the Notes to Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: August 12, 2016	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer

Date: August 12, 2016	By:	/s/ FRANK J. CESARIO
Frank J. Cesario
Chief Financial Officer