Form 10-Q
period 2016-09-30
NANOPHASE TECHNOLOGIES Corp
filed 2016-11-10
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the transition period from______to______

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

As of November 4, 2016, there were 31,229,996 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	(in thousands except share and per share data)
	September 30,	December 31,
	2016 (Unaudited)	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,718	$1,275
Trade accounts receivable, less allowance for doubtful accounts of $6 on September 30, 2016 and December 31, 2015	1,304	507
Inventories, net	659	662
Prepaid expenses and other current assets	349	247
Total current assets	4,030	2,691

Equipment and leasehold improvements, net	1,473	1,861
Other assets, net	21	22
	$5,524	$4,574

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	98	94
Accounts payable	649	508
Accrued expenses	625	276
Total current liabilities	1,372	878

Long-term portion of capital lease obligations	70	144
Long-term deferred rent	482	519
Asset retirement obligations	177	172
Total long-term liabilities	729	835

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 42,000,000 and 35,000,000 shares authorized; 31,229,996 and 28,585,496 shares issued and outstanding on September 30, 2016 and December 31, 2015	312	286
Additional paid-in capital	97,281	96,172
Accumulated deficit	(94,170)	(93,597)
Total stockholders’ equity	3,423	2,861
	$5,524	$4,574

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Revenue:
Product revenue, net	$2,510	$2,779	$8,377	$8,000
Other revenue	11	7	38	33
Net revenue	2,521	2,786	8,415	8,033

Operating expense:
Cost of revenue	1,841	1,903	5,766	5,593
Gross profit	680	883	2,649	2,440

Research and development expense	386	325	1,060	969
Selling, general and administrative expense	716	709	2,151	2,316
Loss from operations	(422)	(151)	(562)	(845)
Interest income	—	—	—	—
Interest expense	(3)	(4)	(11)	(9)
Loss before provision for income taxes	(425)	(155)	(573)	(854)
Provisions for income taxes	—	—	—	—
Net loss	$(425)	$(155)	$(573)	$(854)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of basic and diluted common shares outstanding	31,211,132	28,585,496	30,805,053	28,571,332

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	(in thousands) Nine months ended September 30,
	2016	2015
Operating activities:
Net loss	$(573)	$(854)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	505	550
Stock compensation expense	129	139
Changes in assets and liabilities related to operations:
Trade accounts receivable	(798)	(1,090)
Other accounts receivable	—	(4)
Inventories	3	307
Prepaid expenses and other assets	(101)	121
Accounts payable	167	301
Accrued expenses	314	(12)
Net cash used in operating activities	(354)	(542)

Investing activities:
Acquisition of equipment and leasehold improvements	(102)	(228)
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	(37)	(8)
Net cash used in investing activities	(139)	(236)

Financing activities:
Principal payments on capital leases	(70)	(61)
Proceeds from common stock issuance	988	—
Proceeds from line of credit	—	450
Principal payment on line of credit	—	(250)
Proceeds from exercise of stock options	18	26
Net cash provided by financing activities	936	165

Increase in cash and cash equivalents	443	(613)
Cash and cash equivalents at beginning of period	1,275	1,862
Cash and cash equivalents at end of period	$1,718	$1,249
Supplemental cash flow information:
Interest paid	$11	$9
Supplemental non-cash investing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$5	$28
Capital lease obligations incurred in the purchase of equipment	$—	$65

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data or as otherwise noted herein)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (“Nanophase” or the “Company”, including “we”, “our” or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission.

(2) Description of Business

Nanophase is an advanced materials and applications developer and commercial manufacturer with an integrated family of nanomaterial and related technologies. We produce engineered nano and larger, sub-micron, materials for use in a variety of diverse markets: personal care including sunscreens, architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, medical diagnostics, energy, and a variety of surface finishing technologies (polishing) applications. We target markets in which we believe practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Recently developed technologies have made certain new products possible and opened potential new markets. We recently developed new material solutions in the personal care (primarily under the newly created brand “Solésence”), surface finishing technologies (polishing) and energy-management areas that have been taken to potential customers, and for which we are experiencing early stage revenue. Although our primary strategic focus has been the North American market, we currently sell material to customers overseas and have been working to expand our reach within foreign markets.

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

(3) Earnings Per Share

Options to purchase approximately 2,115,000 shares of common stock, that were outstanding as of September 30, 2016, were not included in the computation of earnings per share for the three and nine-month periods ended September 30, 2016, as the impact of such shares would be both negligible and anti-dilutive. Options to purchase approximately 507,000 shares of common stock, that were outstanding as of September 30, 2015, were not included in the computation of earnings per share for the three and nine-month periods ended September 30, 2015, as the impact of such shares would be both negligible and anti-dilutive.

(4) Financial Instruments

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, along with the promissory note with no related borrowings and any borrowings on the working capital line of credit, each described in Note 4. The fair values of all financial instruments were not materially different from their carrying values. There were no financial assets or liabilities adjusted to fair value on September 30, 2016 or December 31, 2015.

(5) Note and Line of Credit

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

During March 2015, we entered into a Business Loan Agreement (the “Line of Credit Agreement”) with Libertyville Bank and Trust Company, a Wintrust Community Bank (“Libertyville”), our primary bank, which was subsequently amended on April 13, 2015. Under the Line of Credit Agreement, as amended, Libertyville will provide a maximum of $300, or 75% of our eligible accounts receivable, whichever is less, of revolving credit, collateralized by a senior priority lien on our accounts receivable, inventory, equipment, general intangibles and fixtures. Interest on any borrowings would be the prime rate at the time plus 1%. We must have at least $1 million in cash, including any amounts borrowed, at Libertyville on the date of any advance. Advances may only occur at the beginning or end of a fiscal quarter and must be repaid in full within five days of the advance. The Line of Credit Agreement was extended during March 2016, and now expires on March 4, 2017. There were two advances under this Line of Credit Agreement during 2015 that were subsequently repaid within five days of each advance, and no advances during the first nine months of 2016.

(6) Inventories

Inventories consist of the following:

	September 30, 2016	December 31, 2015

Raw materials	$275	$184
Finished goods	436	530
	711	714
Allowance for excess inventory quantities	(52)	(52)
	$659	$662

(7) Share-Based Compensation

We follow FASB ASC Topic 718, Compensation – Stock Compensation, in which compensation expense is recognized only for share-based payments expected to vest. We recognized compensation expense related to stock options of $41 and $129 for the three and nine month periods ended September 30, 2016, respectively, compared to $46 and $141 for the three and nine month periods ended September 30, 2015, respectively.

As of September 30, 2016, there was approximately $216 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 1.8 years.

Stock Options and Stock Grants

During the nine months ended September 30, 2016, 44,500 shares of common stock were issued pursuant to stock option exercises for proceeds of $18. During the nine months ended September 30, 2015, 69,333 shares of common stock were issued pursuant to stock option exercises for proceeds of $26. During the nine months ended September 30, 2016, 419,390 stock options were granted compared to 461,100 stock options granted during the same period in 2015. During the nine months ended September 30, 2016, 64,900 stock options were forfeited compared to 248,900 stock options forfeited during the same period in 2015. We had 2,884,000 stock options outstanding at a weighted average exercise price of $0.87 on September 30, 2016, compared to 2,574,000 stock options outstanding at a weighted average exercise price of $0.95 on December 31, 2015.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for stock options granted during the periods presented:

For the three months ended	Sept 30, 2016	Sept 30, 2015
Weighted-average risk-free interest rates:	—	1.7%
Dividend yield:	—	—
Weighted-average expected life of the option:	—	7 Years
Weighted-average expected stock price volatility:	—	95%
Weighted-average fair value of the options granted:	—	$0.34

For the nine months ended	Sept 30, 2016	Sept 30, 2015
Weighted-average risk-free interest rates:	1.4%	1.7%
Dividend yield:	—	—
Weighted-average expected life of the option:	7 Years	7 Years
Weighted-average expected stock price volatility:	95%	95%
Weighted-average fair value of the options granted:	$0.34	$0.44

Stock Appreciation Rights

Prior to 2011, we granted our outside directors stock appreciation rights (SARs). The change in fair value of the awards granted during prior years is included in non-cash compensation expense for the three and nine months ended September 30, 2016 and 2015. The SARs granted vested immediately and are payable upon the directors’ removal or resignation from the position of director. These awards are accounted for as liability awards, included in accrued expenses as of September 30, 2016 and 2015, and adjusted to fair value each reporting period. The fair value of the liability was less than $1 on both September 30, 2016 and December 31, 2015.

As of September 30, 2016, we did not have any unvested restricted stock or performance shares outstanding.

(8) Significant Customers and Contingencies

Sales to three customers constituted approximately 65%, 5% and 6%, respectively, of our total revenue for the three months ended September 30, 2016, and 69%, 6% and 3%, respectively, of our total revenue for the nine months ended September 30, 2016. Amounts included in accounts receivable on September 30, 2016 relating to these three customers were approximately $784, $122 and $150, respectively. Revenue from these three customers constituted approximately 69%, 3% and 0%, respectively, of our total revenue for the three months ended September 30, 2015 and 62%, 5% and 6%, respectively, for the nine months ended September 30, 2015. Amounts included in accounts receivable on September 30, 2015 relating to these three customers were approximately $871, $85 and $0, respectively. The loss of one of these significant customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

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

We believe that we have sufficient cash and credit availability (See Liquidity and Capital Resources in Management’s Discussion and Analysis in Part I, Item 2 of this Form 10-Q for a further discussion) to operate our business during 2016 and into 2017. If a triggering event were to occur and BASF elected to proceed with the license and related equipment sale mentioned above, we would receive royalty payments from this customer for products sold using our technology; however, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by our agreement with the customer. Similar consequences would occur if we were determined to have materially breached certain other provisions of the supply agreement with BASF. Any such event would also likely result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success and it could be difficult to replace them quickly. Given the occurrence of any such event, we might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on us. Finally, any shortfall in capital needed to operate the business as management intends, including with respect to avoiding this triggering event as described above, may result in a curtailment of certain activities or anticipated investments.

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

(9) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $143 and $618 for the three and nine months ended September 30, 2016, respectively, compared to $398 and $962 for the same periods in 2015. All of this revenue was product revenue.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States.

(10) New Accounting Pronouncements

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

During March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The objective of this update is part of the FASB’s Simplification Initiative as it applies to several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The effective date of the update is for fiscal years beginning after December 15, 2016 and interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the impact of this accounting standard but do not believe that the adoption will have a material impact on the presentation of our financial statements, financial position, results of operations, cash flows and related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nanophase is an advanced materials and applications developer and commercial manufacturer with an integrated family of materials technologies. We produce engineered nano and sub-micron materials for use in a variety of diverse markets: personal care including sunscreens, architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, medical diagnostics, energy, and a variety of surface finishing technologies (polishing) applications, including optics. We target markets in which we believe practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Recently developed technologies have made certain new products possible and opened potential new markets. For example, we have applied our skills at producing precisely defined nanomaterials to now create and sell larger, sub-micron material products. Our focus is on customer need where we believe we have an advantage, as opposed to finding uses for one particular technology. We expect growth in end-user (manufacturing customers, including customers of our customers) adoption in 2016 and beyond. Our initiatives in targeted market areas are progressing at differing rates of speed, but we have been broadly moving through testing and development cycles, and in a number of cases believe we are approaching first revenue or next stage revenue with particular customers in the industries referenced above. We have recently developed material solutions in the personal care (particularly under the newly created brand “Solésence”) and energy-management (particularly solar control) areas that have been taken to potential customers and for which early stage revenues are occurring. We believe that successful introduction of our materials with manufacturers may lead to follow-on orders for other materials in their applications. We expect that we will both work more deeply with current customers and attract additional customers, which should help us achieve growth in these markets in 2017 and beyond.

Results of Operations

Total revenue decreased to $2,521,000 for the three months ended September 30, 2016, compared to $2,786,000 for the same period in 2015. Total revenue increased to $8,415,000 for the nine months ended September 30, 2016, compared to $8,033,000 for the same period in 2015. Product revenue, the primary component of our total revenue, decreased to $2,510,000 for the three months ended September 30, 2016, compared to $2,779,000 for the same period in 2015. We believe that shipment timing impacted the third quarter 2016, while the overall increase in business volume, particularly with our largest customer in personal care, drove the nine-month revenue increase. Product revenue increased to $8,377,000 for the nine months ended September 30, 2016, compared to $8,000,000 for the same period in 2015.

Revenue from our three largest customers constituted approximately 65%, 5% and 6%, respectively, of our total revenue for the three months ended September 30, 2016, and 69%, 6% and 3%, respectively, of our total revenue for the nine months ended September 30, 2016. Revenue from these three customers constituted approximately 69%, 3% and 0%, respectively, of our total revenue for the three months ended September 30, 2015 and 62%, 5% and 6%, respectively, for the nine months ended September 30, 2015.

Other revenue was $11,000 and $38,000 for the three and nine months ended September 30, 2016, compared to $7,000 and $33,000 for the same periods in 2015. This was comprised primarily of shipping costs paid by customers, as well as non-recurring fee-based development projects that were paid by customers.

Cost of revenue generally includes costs associated with commercial production. Cost of revenue decreased to $1,841,000 for the three months ended September 30, 2016, compared to $1,903,000 for the same period in 2015, primarily due to decreased revenue volume partially offset by inefficiencies associated with lower volumes. Cost of revenue increased to $5,766,000 for the nine months ended September 30, 2016, compared to $5,593,000 for the same period in 2015, primarily driven by revenue volumes. We expect to continue new nanomaterial development, primarily using our NanoArc® synthesis and dispersion technologies, for targeted applications and new markets during 2016 and beyond. At current revenue levels we have generated a positive gross margin, though margins have been impeded by not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support significantly higher levels of production. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to continue to cut costs and pass commodity market-driven raw materials increases on to customers. We expect that product revenue volume increases would result in our fixed manufacturing costs being more efficiently absorbed, leading to increased margins. We expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets, but may or may not realize absolute dollar gross margin growth through 2016 and beyond, dependent upon the factors discussed above.

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

Research and development expense was $386,000 and $1,060,000 for the three and nine months ended September 30, 2016, respectively, compared to $325,000 and $969,000 for the same periods in 2015. Research and development expense in 2015 reflected reduced activity as projects were transferred into commercial operations, particularly in surface finishing (polishing). New projects started during 2015 and expanded during 2016 have slightly increased our spend on salaries, materials, external testing, and patent legal fees. We expect quarterly research and development expense for the fourth quarter of 2016 to be consistent with the third quarter of 2016 as we develop and launch new products in the personal care area.

Selling, general and administrative expense was $716,000 and $2,151,000 for the three and nine months ended September 30, 2016, respectively, compared to $709,000 and $2,316,000 for the same periods in 2015. The net changes largely reflect the timing of costs associated with marketing and selling activities. During 2015 we launched new products in the surface finishing (polishing) area, and once completed, had a natural reduction in spending. During the summer of 2016 we are started to ramp up cost for consultants and materials as we actively market our personal care and energy solutions to customers. We expect fourth quarter selling, general and administrative expense to increase by approximately 5% from third quarter 2016 levels as we plan to launch additional products, primarily in personal care.

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

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments amounted to $1,718,000 on September 30, 2016, compared to $1,275,000 on December 31, 2015 and $1,249,000 on September 30, 2015. The net cash used in our operating activities was $354,000 for the nine months ended September 30, 2016, compared to $542,000 for the same period in 2015. The difference is primarily driven by volatility in working capital cash flows between the periods. Net cash used in investing activities amounted to $139,000 for the nine months ended September 30, 2016, compared to $236,000 for the same period in 2015. Capital expenditures, including those under capital leases, amounted to $102,000 and $293,000 for the nine months ended September 30, 2016 and 2015, respectively. Net cash provided by financing activities was $936,000 for the nine months ended September 30, 2016 compared to $165,000 for the same period in 2015, as we sold 2.6 million shares of our common stock to our largest stockholder on February 10, 2016 for $988,000 in proceeds. We have used, and intend to continue to use, the proceeds from the sale of shares for working capital and general corporate purposes. On June 29, 2015, we borrowed $250,000 on our working capital line of credit, repaying that amount on July 3, 2015. We also entered into $65,000 of capital leases during the second quarter of 2015 related to the purchase of capital equipment. We had no new capital leases during the first nine months of 2016, but expect to enter into one or more capital leases during the fourth quarter of 2016.

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under these agreements require that we maintain a minimum of $1 million in cash, cash equivalents and certain investments, and that we not have the acceleration of any debt maturity having a principal amount of more than $10 million, in order to avoid triggering the customer’s potential right to transfer certain technology and equipment to that customer at a contractually defined price. We had approximately $1.7 million in cash and cash equivalents on September 30, 2016. This supply agreement and its covenants are more fully described in Note 7, and our line of credit is more fully described in Note 4, to our Financial Statements in Part I, Item 1 of this Form 10-Q.

We believe that cash from operations and cash, cash equivalents and unused borrowing capacity will be adequate to fund our operating plans through 2016 and into 2017. Our actual future capital requirements in 2016 and beyond will depend, however, on many factors, including customer acceptance of our current and potential nanomaterials and product applications, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell our materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, we expect that capital spending relating to currently known capital needs for the remainder of 2016 will be between $100,000 and $125,000.

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

On September 30, 2016, we had a net operating loss carryforward of approximately $81 million for income tax purposes. Because we may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with our various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward will expire at various dates between January 1, 2018 and December 31, 2035. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities.

Changes in Illinois state law that began in 2011 will impact net loss carryforward duration and utilization on the state tax level.

Off−Balance Sheet Arrangements

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

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of our common stock, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the Securities and Exchange Commission, including, without limitation, the information contained under the caption Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. Those risk factors could materially affect our business, financial condition and results of operations. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flows or stock price could be materially adversely affected. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101	The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Cash Flows, and (4) the Notes to Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: November 10, 2016	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer

Date: November 10, 2016	By:	/s/ FRANK J. CESARIO
Frank J. Cesario
Chief Financial Officer

