Form 10-K
period 2016-12-31
NANOPHASE TECHNOLOGIES Corp
filed 2017-03-29
CIK 883107

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

FOR THE TRANSITION PERIOD FROM _______ TO _______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based upon the last reported sale price of the registrant’s common stock on June 30, 2016 was $10,265,000 as of such date.

The number of shares outstanding of the registrant’s common stock, par value $.01, as of March 14, 2017 was 31,229,996.

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

While our origin is based on the creation of nanoscale metal oxide products, we have expanded our offerings to include larger but still sub-micron materials. We have developed techniques for managing attributes including particle size, shape, surface coatings, and other valuable aspects of the material. Our focus is on customer need where we believe we have an advantage, as opposed to finding uses for one particular technology. Additionally, as the format of delivery is important to customers, we have developed proprietary capabilities for dispersing our materials into both aqueous (water-based) and solvent-based liquid media. These capabilities allow us to better integrate with the customer’s need and application. Finally, we have expanded our offerings beyond active ingredients to include targeted full formulations of skin care products, marketed and sold by our wholly-owned subsidiary, Solésence ™ LLC.

We target markets in which we believe practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements. We market our materials to various end-use applications manufacturers and our Solésence ™ solutions to cosmetic and skin care brands. Recently developed technologies have made certain new products possible and opened potential new markets. We expect growth in end-user (manufacturing customers, including customers of our customers) adoption in 2017 and beyond. Our initiatives in targeted market areas are progressing at differing rates of speed, but we have been broadly moving through testing and development cycles, and in a number of cases believe we are approaching first revenue or next stage revenue with particular customers in the industries referenced above. During 2015 we were granted a patent on a new type of particle surface treatment (coating), which became the cornerstone of our new product development in personal care, with first revenue recognized during 2016 and the creation of our Solésence ™ LLC subsidiary to manufacture and sell fully developed solutions to targeted customers in the skin care industry, in addition to the additives we have traditionally sold in the personal care area. During 2015 and 2016 we developed and began to sell solutions in the energy management (particularly solar control) industry. We believe that successful introduction of our materials with manufacturers may lead to follow-on orders for other materials in their applications. Although our primary strategic focus has been the North American market, we currently sell material to customers overseas and have been working to expand our reach within foreign markets. The Company was incorporated in Illinois on November 25, 1989, and became a Delaware corporation during November 1997. Our common stock trades on the OTCQB marketplace under the symbol NANX.

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

Most of the raw materials we use are commercially available. In some cases, we rely on sole-source processors of materials that utilize an array of worldwide sources for the raw materials that they process to our specifications. However, in certain cases we deal with very limited supply of certain elements, such as those classified as “Rare Earth” elements- specifically cerium oxide for use in surface finishing technologies (polishing) applications, as well as the very high purity zinc that we use in personal care applications.

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

In addition to serving customers in diverse markets and geographic locations, we will continue to devote significant resources to maintaining and growing our relationship with BASF Corporation (“BASF”), our largest customer in the personal care market. This has been a successful relationship that we expect will contribute to our future growth. BASF, which describes itself as the world’s leading chemical company with revenue of approximately $100 billion, is a global leader in the personal care market with recognized brands, significant revenues and sales reach. We have a long-term exclusive relationship with BASF, primarily to provide zinc oxide-based products to be used in personal care with sunscreens and daily wear products being the dominant applications.

In addition to the personal care applications described above, our products are used in a variety of other applications, including architectural coatings, polishing applications (including optical glass and CMP), plastics additives, medical diagnostics, textiles and graphic arts, energy control applications, and others. Recent activities have expanded our presence in the personal care space, with a new particle surface treatment process (coating) providing the basis for new product offerings. 2016 saw our first revenue from products using our proprietary particle coating, which we look to expand under our new Solésence ™ brand.

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

Our total research and development expense, which includes all expenses relating to our technology and advanced engineering groups, during the years ended December 31, 2016 and 2015, was $1.6 million and $1.3 million, respectively. This represents our share of these expenses only and does not take into account amounts spent by any of our customers in support of new product development. Our future success will depend in large part upon our ability to develop products which bring a high degree of value to our customers’ products. Through the three-year period ended December 31, 2016, we had cumulative research and development expenses of approximately $4 million and cumulative expenditures on equipment and leasehold improvements of approximately $0.7 million.

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

As of the date of this filing, we own 11 U.S. patents and 1 pending U.S. patent application. We also own 34 foreign patents and patent applications consisting of 26 issued or allowed foreign patents and 8 pending foreign patent applications. All of the pending and owned foreign patents are counterparts to domestic filings covering our platform of nanotechnologies. Our oldest issued patents began to expire during 2013. We do not believe that the expiration of these patents will have a material impact on our business or financial condition.

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

In addition to competition in the advanced materials and related markets, our Solésence ™ LLC subsidiary faces competition from a wide variety of offerings in the field of skin care. Solésence ™ competes with existing solutions as well as new solutions from a wide variety of sources, and must differentiate its value proposition in order to gain traction in this marketplace.

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

Employees

On December 31, 2016, we had a total of 46 full-time employees, 6 of whom hold advanced degrees. We have no collective bargaining agreements and believe that we have a strong relationship with our employees.

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

Key Customers

A limited number of key customers account for a substantial portion of our commercial revenue. In particular, revenue from three customers - our largest customer in personal care applications (BASF), our largest coatings customer, and our medical diagnostics application customer - constituted approximately 69%, 5% and 4%, respectively, of our 2016 total revenue. Many of our customers are significantly larger than we are and, therefore, may be able to exert a high degree of influence over us. While our agreements with BASF are long-term agreements, they may be terminated by BASF under certain circumstances with reasonable notice and do not provide any guarantees that BASF will buy our products. The loss of one of our largest customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition. Due to the high concentration of sales to a limited number of customers, we have aggressively pursued new customers through our customer direct business model. To the extent we are successful in adding a large number of customers through this model and maintaining or expanding our existing partners, we believe we will be able to best manage the risks associated with customer concentration.

Forward-Looking Statements

We want to provide investors with more meaningful and useful information. As a result, this Annual Report on Form 10-K (the “Form 10-K”) contains certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements reflect our current expectations of the future results of our operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2017 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: our ability to be consistently profitable despite the losses we have incurred since our incorporation; a decision by a customer to cancel a purchase order or supply agreement in light of our dependence on a limited number of key customers; the terms of our supply agreements with BASF which could trigger a requirement to transfer technology and/or sell equipment to that customer; our potential inability to obtain working capital when needed on acceptable terms or at all; our ability to obtain materials at costs we can pass through to our customers, including Rare Earth elements, specifically cerium oxide, as well as high purity zinc; uncertain demand for, and acceptance of, our nanocrystalline materials; our manufacturing capacity and product mix flexibility in light of customer demand; our limited marketing experience; changes in development and distribution relationships; the impact of competitive products and technologies; our dependence on patents and protection of proprietary information; our ability to maintain an appropriate electronic trading venue for our securities; the impact of any potential new governmental regulations that could be difficult to respond to or costly to comply with; and the resolution of litigation or other legal proceedings in which we may become involved. In addition, our forward-looking statements could be affected by general industry and market conditions and growth rates. Readers of this Form 10-K should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

Financial and other information may also be accessed at our website. The address is www.nanophase.com. We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the SEC, and intend to make all such reports and amendments to reports available free of charge on our website. We have included our website address throughout this Form 10-K as textual references only. The information contained on, or accessible through, our website is not incorporated into this Form 10-K.

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

We have incurred net losses in each year since our inception, with net losses of $1.3 million in 2016 and $1.2 million in 2015. As of December 31, 2016, we had an accumulated deficit of approximately $95 million and may incur a loss on an annual basis during 2017. We believe that our business depends, among other things, on our ability to significantly increase revenue. If revenue fails to grow at anticipated rates or if operating expenses increase without a commensurate increase in revenue, or if we fail to adjust operating expense levels accordingly, then the imbalance between revenue and operating expenses will negatively impact our cash balances and our ability to achieve profitability in future periods.

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

Sales to our three largest customers accounted for 69%, 5% and 4%, respectively, of our total revenue in 2016 and sales to these same customers accounted for 63%, 4% and 7%, respectively, of our total revenue in 2015.

We plan to expand both our marketing and business development efforts and our production efficiency in order to address the issues of our dependence upon a limited amount of customers, enhancement of gross profit and operating cash flows, and the achievement of profitability. Given the nature of our products, and the fact that markets for them are not yet fully developed, it is difficult to accurately predict when additional large customers will materialize. Going forward, our margins, as a percentage of revenue, will be dependent upon revenue mix, revenue volume, raw materials pricing, and our ability to effectively manage costs. The extent of the growth in revenue volume and the related gross profit that this revenue generates will be the main drivers in generating positive operating cash flows and, ultimately, net income.

Any downturn in the product markets served by us would harm our business.

A majority of our products are incorporated into products such as personal care applications including sunscreens. Additional product areas include architectural coatings, surface finishing technologies (polishing), medical diagnostics, solar control applications/energy management, abrasion-resistant coatings and other products. These markets have from time to time experienced cyclical, depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions. These industry downturns often result in reduced product demand and declining average selling prices. Our business would be harmed by a continuation of any downturn and/or any future downturns in the markets that we serve.

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

Many of our significant raw materials come from commodity metal markets that may be subject to rapid price increases. While we generally have been able to pass a significant portion of commodity “price-related” increases on to our customers, it is possible that, given our limited customer base and the limited control we have over it, commodity metal prices could increase at such a rate that could hinder our ability to recover lost margins from our customers. Such a potential challenge could be exacerbated as our specifications often require particular grades/types of these materials, including certain materials that are classified as “Rare Earth” elements and very high purity zinc, that are available in limited supply. It is also possible that such drastic cost increases could render some of our materials uncompetitive in their current marketplaces when considered relative to other materials on a cost benefit basis. If either of these potential results occurred, our financial and liquidity position and results of operations would be substantially harmed.

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

We currently have a supply agreement with BASF that contains provisions which could potentially result in a mandatory license of technology and/or sale of production equipment to BASF, providing capacity sufficient to meet BASF’s production needs. Under our supply agreement with BASF, a “triggering event” also would occur:

●	if our earnings for a twelve month period ending with our most recently published quarterly financial statements are less than zero and our cash, cash equivalents and certain investments are less than $1 million, or

●	upon the acceleration of any debt maturity having a principal amount of more than $10 million, or if we become insolvent as defined in the supply agreement.

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

We may be subject to product liability claims in the event that any of our products are alleged to be defective or cause harmful effects to humans or physical environments. Because our nanomaterials are used in other companies’ products, to the extent our customers become subject to suits relating to their products, these claims may also be asserted against us. As our Solésence ™ LLC subsidiary sells fully formulated skin care products to firms in that space, we are now supplying completed products in addition to ingredients. We may incur significant costs including payment of significant damages, in defending or settling product liability claims. Although we maintain insurance for product liability claims, our coverage may not prove sufficient. Even if a suit is without merit and regardless of the outcome, claims can divert management time and attention, injure our reputation and adversely affect demand for our nanomaterials.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, or the Dodd-Frank Act, the SEC adopted disclosure requirements, which became effective in 2014, for public companies using certain minerals and metals in their products. These minerals and metals are generally referred to as “conflict minerals” regardless of their country of origin. Commercial sales of our products containing these materials began during 2015. Under these rules, we are required to perform due diligence and disclose our efforts to prevent the sourcing of such conflict minerals from the Democratic Republic of Congo or adjoining countries. As a result of these regulations, we have incurred and expect to continue to incur costs to comply with the disclosure requirements, including costs related to determining the source of any of the conflict minerals used in our products. These new requirements could also adversely affect the sourcing, availability and pricing of such minerals, and the pool of suppliers who provide “conflict free” metals may be limited. As a result, we or our suppliers may not be able to obtain materials necessary for production of our products in sufficient quantities or at competitive prices. In addition, we may not be able to sufficiently verify the origins of all metals used in our products and confirm that they are “conflict free,” which may adversely affect our reputation.

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

As of March 14, 2017, Bradford T. Whitmore, together with his affiliates, Grace Brothers, Ltd. and Grace Investments, Ltd., beneficially owned approximately 43% of the outstanding shares of our common stock. The current ownership position of Mr. Whitmore and his affiliates could delay, deter or prevent a change of control or adversely affect the price that investors might be willing to pay in the future for shares of our common stock. The interests of Mr. Whitmore and his affiliates may differ from the interests of our other stockholders and they may vote the common stock they beneficially own in ways with which our other stockholders disagree. R. Janet Whitmore, one of our directors since 2003 and a stockholder, is the sister of Mr. Whitmore.

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

We lease our Romeoville and Burr Ridge facilities. During October 2016 we entered into an amendment to our Industrial Lease Agreement for the facility in Romeoville, Illinois, which, among other things, extended the term of such lease through December 31, 2024. We renewed the Burr Ridge facility lease as of September 2010, extending the terms through September 2014 (we subsequently exercised our final tenant option to extend the term through September 2017). On March 14, 2017, we entered into a new Building Lease for the Burr Ridge facility that will begin September 2017 and end during September 2021, with our option to further extend this lease by three additional one-year periods. During 2016 we also renewed the lease for our offsite warehouse through August 2019.

We believe that our leased facilities provide sufficient capacity to fulfill current known customer demand as well as allow for the creation of substantial additional space to enable expansion of key production processes. We believe additional facilities could be obtained in the area at competitive prices if necessary to support growth. We believe that our capital expenditures made in 2016, and projected for 2017, will support currently anticipated demand from existing customers. Our actual future capacity requirements will depend on many factors, including new and potential customer acceptance of our current and potential nanomaterials and product applications, both expected and currently unplanned growth from existing customers, continued progress in our research and development activities and product testing programs and the magnitude of these activities and programs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information; Holders; Dividends

Our common stock is traded on the OTCQB marketplace, operated by OTC Markets Group, since voluntarily delisting from the NASDAQ Capital Market on March 20, 2012. Our symbol, “NANX”, did not change as a result of this venue transfer. The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock on the OTCQB marketplace:

	High	Low
Fiscal year ended December 31, 2016:
First Quarter	$0.48	$0.37
Second Quarter	0.73	0.44
Third Quarter	0.87	0.57
Fourth Quarter	0.81	0.40
Fiscal year ended December 31, 2015:
First Quarter	$0.56	$0.40
Second Quarter	0.52	0.41
Third Quarter	0.48	0.35
Fourth Quarter	0.49	0.38

On March 14, 2017, the last reported sale price of our common stock was $0.70 per share, and there were 110 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plan

The following table gives information about our common stock that may be issued upon the exercise of options and rights under our 2010 Equity Compensation Plan (the “2010 Equity Plan”) on December 31, 2016. The 2010 Equity Plan replaced the 2004 Equity Compensation Plan (the “2004 Plan”), the 2005 Non-Employee Director Restricted Stock Plan (as amended, the “2005 Plan”), and the Amended and Restated 2006 Stock Appreciation Rights Plan (the “2006 Plan”).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans Approved by Shareholders	3,027,000	$0.81	1,196,000
Plans Not Approved by Shareholders	None	$—	None

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

Overview

Nanophase is an advanced materials and applications developer and commercial manufacturer with an integrated family of materials technologies. We produce engineered nano and sub-micron materials for use in a variety of diverse markets: personal care including sunscreens, architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, medical diagnostics, solar control/energy, and a variety of surface finishing technologies (polishing) applications, including optics. Finally, we have expanded our offerings beyond active ingredients to include targeted full formulations of skin care products, marketed and sold by our wholly-owned subsidiary, Solésence ™ LLC. We target markets in which we believe practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Recently developed technologies have made certain new products possible and opened potential new markets. For example, we have applied our skills at producing precisely defined nanomaterials to now create and sell larger, sub-micron material products. Our focus is on customer need where we believe we have an advantage, as opposed to finding uses for one particular technology. We expect growth in end-user (manufacturing customers, including customers of our customers) adoption in 2017 and beyond. Our initiatives in targeted market areas are progressing at differing rates of speed, but we have been broadly moving through testing and development cycles, and in a number of cases believe we are approaching first revenue or next stage revenue with particular customers in the industries referenced above. For example, during 2015 we were granted a patent on a new type of particle surface treatment (coating), which became the cornerstone of our new product development in personal care, with first revenue recognized during 2016 and the creation of our Solésence ™ LLC subsidiary to manufacture and sell fully developed solutions to targeted customers in the skin care industry, in addition to the additives we have traditionally sold in the personal care area. During 2015 and 2016 we developed and began to sell solutions in the energy management (particularly solar control) industry. We believe that successful introduction of our materials with manufacturers may lead to follow-on orders for other materials in their applications. We expect that we will both work more deeply with current customers and attract additional customers, which should help us achieve growth in these markets in 2017 and beyond.

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

Results of Operations

Years Ended December 31, 2016 and 2015

Total revenue increased to $10,783,000 in 2016, compared to $10,313,000 in 2015. A substantial majority of our revenue for each year is from our largest customers, in particular sales to our largest customer in personal care and sunscreen applications. Product revenue, the primary component of our total revenue, increased to $10,720,000 in 2016, compared to $10,272,000 in 2015. This increase was primarily due to increased revenue from our largest customer (personal care). Revenue from our top three customers was approximately 69%, 5% and 4%, respectively, in 2016, compared to 63%, 4% and 7% for the same customers in 2015.

Other revenue increased to $63,000 in 2016, compared to $41,000 in 2015. This increase primarily relates to customer-paid shipping charges, as that and any customer-paid development projects are reflected in “other revenue.”

Cost of revenue generally include costs associated with commercial production and customer development arrangements. Cost of revenue increased to $7,543,000 in 2016, compared to $7,199,000 in 2015. The increase in cost of revenue was primarily driven by the increase in product revenue volume, as our annual gross margin was similar (approximately 30%) for each period. We expect to continue new nanomaterial development, primarily using our NanoArc® synthesis and dispersion technologies, for targeted applications and new markets during 2017 and beyond. At current revenue levels we have generated a positive gross margin, though margins have been impeded by not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support significantly higher levels of production. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to continue to cut costs and pass commodity market-driven raw materials increases on to customers. We expect that, as product revenue volume increases, our fixed manufacturing costs would be more efficiently absorbed, leading to increased margins. We expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets, but may or may not realize absolute dollar gross margin growth through 2017 and beyond, dependent upon the factors discussed above.

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

Research and development expense increased to $1,554,000 in 2016, compared to $1,273,000 in 2015. The primary reasons for this increase were salary, outside testing, and materials charges associated with the development and launch of our Solésence ™ line of personal care products and related capabilities. We also had an increase in patent legal spending, in part related to additional surface treatment applications and in part related to solar control applications. We expect similar spending in this area during 2017 as we continue with these efforts.

Selling, general and administrative expense decreased to $2,954,000 in 2016, compared to $3,019,000 in 2015. The net decrease was primarily attributed to a (primary Romeoville facility) lease extension at a lower rate, partially offset by increased legal fees, and decreased consulting fees and marketing and selling expenses related to the completed launch of our 2015 initiatives in surface finishing applications, and which are now again increasing as we launch Solésence ™ personal-care type solutions. We expect 2017 expenses in this area to be approximately 5% higher and driven largely by the selling function as we launch products in personal care, energy, and other areas, depending on the status of certain initiatives.

We had no interest income in either 2016 or 2015. Interest expense was $15,000 in 2016, compared to $14,000 in 2015, due to the impact of capital leases on some of our equipment.

Inflation

We believe inflation has not had a material effect on our operations or financial position. However, supplier price increases and wage and benefit inflation, both of which represent a significant component of our costs of operations, may have a material effect on our operations and financial position in 2017 and beyond if we are unable to pass through any increases under present contracts or through to our markets in general.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments amounted to $1,779,000 as of December 31, 2016, compared to $1,275,000 on December 31, 2015. The net cash used in our operating activities for the year ended December 31, 2016 was $241,000 compared to $240,000 for the year ended December 31, 2015. Net cash used in investing activities amounted to $165,000 for the year ended December 31, 2016, compared to $288,000 for the year ended December 31, 2015. Capital expenditures amounted to approximately $204,000 (including a new capital lease for $75,000) and $420,000 (including new capital leases for $132,000) for the years ended December 31, 2016 and 2015, respectively. Net cash provided by financing activities was $910,000 in 2016, compared to $59,000 used by financing activities in 2015. On February 10, 2016, we sold 2.6 million shares of our common stock to our largest investor for $988,000 in proceeds. There were no placement agent or similar fees associated with this transaction. We have used, and expect to continue to use, the proceeds for general corporate purposes. Additionally, on March 4, 2016, we extended the Line of Credit Agreement with Libertyville Bank and Trust, a Wintrust Community Bank, until March 2017. During February 2017, we further extended this agreement until March 2018. No borrowings were outstanding on this line of credit as of December 31, 2016.

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under these agreements require that we maintain a minimum of $1 million in cash, cash equivalents and certain investments, and that we not have the acceleration of any debt maturity having a principal amount of more than $10 million, in order to avoid triggering the customer’s potential right to transfer certain technology and equipment to that customer at a contractually defined price. We had approximately $1.8 million in cash on December 31, 2016, and no debt. This supply agreement and its covenants are more fully described in Note 12, and our line of credit is more fully described in Note 3, to our Financial Statements referred to in Part II, Item 8, of this Annual Report on Form 10-K.

We believe that cash from operations and cash on hand, in addition to unused borrowing capacity, will be adequate to fund our operating plans through 2017. Our actual future capital requirements in 2017 and beyond will depend, however, on many factors, including customer acceptance of our current and potential nanomaterials and product applications, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell our materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, we expect that capital spending relating to currently known capital needs for 2017 will be between $600,000 and $1,000,000, and further expect to enter into one or more financing leases to finance these acquisitions. If those projects are delayed or ultimately prove unsuccessful, or if we fail to obtain financing on acceptable terms to us, we would expect our capital expenditures may fall below the lower end of the range. Similarly, substantial success in business development projects may cause the actual 2017 capital investment to exceed the top of this range.

Should events arise that make it appropriate for us to seek additional financing, such additional financing may not be available on acceptable terms or even at all, and any such additional financing could be dilutive to our shareholders. Such financing could be necessitated by such things as the loss of existing customers; currently unknown capital requirements in light of the factors described above; new regulatory requirements that are outside our control; the need to meet previously discussed cash requirements to avoid a triggering event under our BASF agreement; or various other circumstances coming to pass that we currently do not anticipate. The failure to have access to sufficient capital to fund our business plans may result in a curtailment or other change in those plans, and under such circumstances, may raise doubt as to our ability to continue as a going concern.

On December 31, 2016, we had a net operating loss carryforward of approximately $82 million for income tax purposes. Because the Company may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the remaining carryforward will expire at various dates between January 1, 2018 and December 31, 2036. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. Changes in Illinois state tax law that began during 2011 will impact net loss carryforward duration and utilization on the state tax level.

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

Item 8. Financial Statements and Supplementary Data

The financial statements, with the report of independent auditors, listed in Item 15 appear on pages F-1 through F-18 of this Form 10-K.

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed under the supervision of the Company’s principal executive and principal financial officers in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting. The Company’s management, including Mr. Jankowski, the CEO, and Mr. Cesario, the CFO, confirms that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Set forth below is certain information regarding the directors of the Company.

Name	Age	Position with Company	Served as Director Since	Term Expires	Class
James A. Henderson	82	Chairman of the Board of Directors	2001	2019	I
James A. McClung, Ph.D.	79	Director	2000	2019	I
R. Janet Whitmore	62	Director	2003	2019	I
Jess A. Jankowski	51	President, Chief Executive Officer and Director	2009	2017	II
Richard W. Siegel, Ph.D.	79	Director	1989	2017	II
W. Ed Tyler	64	Director	2011	2017	II
George A. Vincent, III	72	Director	2007	2018	III

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

Mr. McClung has served as a director of the Company since February 2000, and is chair of the Audit and Finance Committee. Currently he is Chair and CEO of Lismore International. He retired as a senior vice president and executive officer for FMC Corporation (which has since split into 3 public corporations: FMC Corporation; TechnipFMC; JB Technologies), a leading producer of a diversified portfolio of chemicals and machinery. He has over 30 years of global business development and operational experience in over 75 countries. This includes managing and developing new technologies and operational processes, and strategic partnerships, for diversified global businesses, including specialized chemicals, process machinery, and health care systems while living in the United States, Europe and Africa. In addition to serving currently on the Boards for Nanophase, 4 D Healthware, and the Nuseed advisory board, he previously served on other corporate boards: Amway Corporation; NCCI; Turtle Wax; Beaulieu Corporation; and Hu-Friedy. He was a founding member of the US-Russia Business Council and is active in other international business organizations, such as Japan American Society, Chicago Council on Global Affairs, Economic Club of Chicago and the Executive Club of Chicago. He is an active Emeritus Trustee for the College of Wooster (Ohio). Mr. McClung earned a bachelor’s degree from the College of Wooster (Ohio), master’s degree from the University of Kansas, and a doctorate from Michigan State University. We believe that Mr. McClung’s extensive global business development and worldwide management experience, including experience in the specialty chemical industry, make him a valuable member of our Board of Directors.

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

Dr. Siegel is a co-founder of the Company and has served as a director of the Company since 1989. Dr. Siegel served as a consultant to the Company from 1990 to 2002 with regard to the application and commercialization of nanomaterials. Dr. Siegel is an internationally recognized scientist in the field of nanomaterials. During his tenure on the research staff at Argonne National Laboratory from July 1974 to May 1995, he was the principal scientist engaged in research with the laboratory-scale synthesis process that was the progenitor of the Company’s physical-vapor-synthesis production system. Dr. Siegel has been the Robert W. Hunt Professor in Materials Science and Engineering at Rensselaer Polytechnic Institute since June 1995, and served as Department Head from 1995 to 2000. Dr. Siegel was the founding Director of both the Rensselaer Nanotechnology Center (2001-2015) and the U.S. National Science Foundation funded Nanoscale Science and Engineering Center for Directed Assembly of Nanostructures (2001-2013). During the period from 1995 until 1998, he was also a visiting professor at the Max Planck Institute for Microstructure Physics in Germany on an Alexander von Humboldt Research Prize received in 1994. During the period from 2003 until 2004 he was a visiting professor in Japan on a RIKEN Eminent Scientist Award. He chaired the World Technology Evaluation Center worldwide study of nanostructure science and technology for the U.S. government, has served on the Council of the Materials Research Society and as Chairman of the International Committee on Nanostructured Materials. He also served on the Committee on Materials with Sub-Micron Sized Microstructures of the National Materials Advisory Board and was the co-chairman of the Study Panel on Clusters and Cluster-Assembled Materials for the U.S. Department of Energy. He served on the Nanotechnology Technical Advisory Group to the U.S. President’s Council of Advisors on Science and Technology during 2003-2009. Dr. Siegel holds an A.B. degree in physics from Williams College and an M.S. degree and Ph.D. from the University of Illinois at Urbana-Champaign. We believe that Dr. Siegel’s value to our Board of Directors, as co-founder of the Company and inventor of our initial base technology, is self-explanatory.

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

Meetings of the Board and Committees -- During the year ended December 31, 2016, the Board of Directors held five meetings. No director missed more than one board or committee meeting held during 2016 (for all committees on which a particular director served).

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

The Audit and Finance Committee generally has responsibility for retaining the Company’s independent public auditors, reviewing the plan and scope of the accountants’ annual audit, reviewing the Company’s internal control functions and financial management policies, reviewing and approving all related party transactions, and reporting to the Board of Directors regarding all of the foregoing. The Audit and Finance Committee held eight meetings during 2016. The Board of Directors has determined that Mr. Vincent and Mr. McClung are the “audit committee financial experts” as described in applicable SEC rules. Each member of the Audit and Finance Committee is independent, as defined in applicable SEC rules.

The Compensation Committee generally has responsibility for establishing executive officer and key employee compensation, reviewing and establishing the Company’s executive compensation, evaluating our Outside Director compensation, and reporting to the Board of Directors regarding the foregoing. The Compensation Committee also has responsibility for administering the 2010 Equity Compensation Plan, as amended (the “2010 Equity Plan”), determining the number of options, if any, to be granted to the Company’s employees and consultants pursuant to the 2010 Equity Plan and reporting to the Board of Directors regarding the foregoing. Regarding most compensation matters, including executive compensation, our management provides recommendations to the Compensation Committee; however, the Compensation Committee does not delegate any of its functions to others in setting compensation. The Compensation Committee does not currently utilize external consultants in executive or director compensation matters. The Compensation Committee held five meetings during 2016. Each member of the Compensation Committee is independent, as defined in applicable SEC rules, is a “non-employee director” as defined in Rule 16b-3 under the Exchange Act and is an “Outside Director” as defined by the regulations under Section 162(m) of the Internal Revenue Code.

The Nominating and Corporate Governance Committee generally has responsibility for evaluating and nominating candidates to serve on the Board of Directors, and for establishing and reviewing our Corporate Governance Principles. Five of the six members of the Nominating and Corporate Governance Committee are independent, as defined in applicable SEC rules. The Nominating and Corporate Governance Committee held one meeting during 2016.

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

Name	Age	Position
Frank Cesario	47	Chief Financial Officer
Kevin Cureton	55	Vice President – Sales, Marketing and Business Development
Nancy Baldwin	65	Vice President - Human Resources and Investor Relations

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Exchange Act requires the Company’s officers (as defined under Section 16), directors and persons who beneficially own greater than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of the forms we have received and on written representations from certain reporting persons that no such forms were required for them, we believe that during 2016 all Section 16 filing requirements applicable to our officers, directors and 10% beneficial owners were complied with by such persons except for the following forms, which were filed late: a Form 4 filing reporting a purchase of 27 shares of stock by Mr. Henderson on February 27, 2015, a Form 4 filing reporting the purchase of 15,523 shares of stock between February 29, 2016 and March 7, 2016 were reported March 10, 2016, and a Form 4 filing reporting an option exercise and the acquisition of the underlying 44,500 shares of stock by Mr. Henderson on September 22, 2016.

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to, among others, our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is posted on our Internet website www.nanophase.com under the “Investor Relations” section. In the event that we make any amendment to, or grant any waiver from, a provision of the Code of Ethics that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver on our website.

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

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation for each of our named executive officers in U.S. dollars for the years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
			(1)	(2)	(3)	(4)
Jess Jankowski	2016	$305,831	$—	$23,247	$—	$22,960	$352,038
Chief Executive Officer	2015	$316,371	$—	$28,928	$—	$21,910	$367,209
Frank Cesario	2016	$169,834	$—	$10,613	$—	$1,224	$181,671
Chief Financial Officer	2015	$175,520	$—	$12,859	$—	$1,224	$189,603
Kevin Cureton	2016	$186,411	$—	$14,656	$—	$23,666	$224,733
Vice President Sales, Marketing, Business Development	2015	$188,850	$—	$17,857	$—	$24,094	$230,801
Nancy Baldwin	2016	$166,686	$—	$10,613	$—	$9,348	$186,647
Vice President Human Resources and Investor Relations	2015	$172,626	$—	$12,859	$—	$8,884	$194,369

(1)	Any amounts earned during 2016 and 2015 would have been paid in early 2017 and 2016, respectively. Bonus compensation is driven by Company performance against its goals as ultimately determined by the Compensation Committee of the Board of Directors. A set of Company-level objectives is created at the beginning of the year, focusing on total revenue, revenue growth, particular sources of revenue growth, business development achievements, cash flows and related targets, as well as a small discretionary component designed to capture items not specifically listed. Each measure has varying levels of achievement, which is reflected in the aggregate bonus measurement. The resulting bonus calculation is then applied to each individual’s bonus potential as a percentage of salary. Because total revenue growth was approximately 4% during 2016 and 2015, performance targets were not met and thus no bonus was awarded to any of the named executive officers for 2016 or 2015.

(2)	The amounts in this column represent the aggregate fair value of awards granted in 2016 and 2015 fiscal years in accordance with FASB ASC Topic 718. See Note 10 of the notes to our financial statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining the FASB ASC Topic 718 values.

(3)	None.

(4)	The amounts in this column represent 401(k) match (none during 2016 and 2015), health and life insurance. Health insurance benefits are the same for all employees. Life insurance is provided in the amount of one times the annual base salary with a maximum of $150,000.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding each unexercised option held by each of our named executive officers as of December 31, 2016.

	Option Awards				Stock Awards
name	number of securities underlying unexercised options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		option exercise price ($)	option expiration date	number of shares of stock that have not vested (#)	market value of shares of stock that have not vested ($)

Jess Jankowski
	18,000	-0-		$4.480	11/06/17
	23,000	-0-		$3.140	05/12/18
	30,000	-0-		$1.020	05/04/19
	27,000	-0-		$1.700	05/03/20
	85,000	-0-		$1.260	05/02/21
	98,000	-0-		$0.300	08/07/22
	90,000	-0-		$0.415	02/14/23
	60,000	30,000	(1)	$0.520	02/13/24
	27,000	54,000	(2)	$0.440	02/18/25
	-0-	69,000	(3)	$0.420	02/23/26
						—	—

Frank Cesario	20,000	-0-		$1.070	06/24/19
	20,000	-0-		$1.700	05/03/20
	31,000	-0-		$1.260	05/02/21
	13,667	-0-		$0.300	08/07/22
	13,000	-0-		$0.415	02/14/23
	26,667	13,333	(1)	$0.520	02/13/24
	12,000	24,000	(2)	$0.440	02/18/25
	-0-	31,500	(3)	$0.420	02/23/26
						—	—
							—
Kevin Cureton	52,000	-0-		$0.300	11/28/22
	48,000	-0-		$0.415	02/14/23
	50,000	25,000	(1)	$0.520	02/13/24
	16,667	33,333	(2)	$0.440	02/18/25
	-0-	43,500	(3)	$0.420	02/23/26
						—	—

Nancy Baldwin	9,000	-0-		$4.480	11/06/17
	15,000	-0-		$3.140	05/12/18
	30,000	-0-		$1.020	05/04/19
	27,000	-0-		$1.700	05/03/20
	31,000	-0-		$1.260	05/02/21
	41,000	-0-		$0.300	08/07/22
	39,000	-0-		$0.415	02/14/23
	26,667	13,333	(1)	$0.520	02/13/24
	12,000	24,000	(2)	$0.440	02/18/25
	-0-	31,500	(3)	$0.420	02/23/26
						—	—

(1)	The grants expiring February 13, 2024 vested in three equal installments on February 13, 2015, 2016 and 2017.

(2)	The grants expiring February 18, 2025 vest in three equal installments on February 18, 2016, 2017 and 2018.

(3)	The grants expiring February 23, 2026 vest in three equal installments on February 23, 2017, 2018 and 2019.

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

Payments. The following table quantifies the estimated payments that would be made in each covered circumstance to our named executive officers:

Name	Termination by Company Without Cause (1)	Change in Control (2)	Involuntary Termination in connection with or following a Change in Control (3)
Jess Jankowski	$341,820	$41,820	$661,820
Frank Cesario	$85,200	$18,837	$104,037
Kevin Cureton	$125,633	$27,383	$125,633
Nancy Baldwin	$104,037	$18,837	$104,037

(1)	This amount represents the severance benefits that would be received under the executive officer’s employment agreement as described had the executive officer been terminated by the Company without cause on December 31, 2016, including the value of any stock options that would have accelerated in connection with such termination. For this purpose, the closing price of our common stock as of December 30, 2016, the last business day of 2016, was used. The amount represents the difference between the exercise price of any unvested options and $0.72.

(2)	This amount represents an estimate of the value that would have been received under the equity compensation plans had a change in control occurred as of December 31, 2016 and the executive officers benefited from an acceleration of vesting in the equity-based plan awards, as described above. For this purpose, the closing price of our common stock as of December 30, 2016, the last business day of 2016, was used. The amount represents the difference between the exercise price of any unvested options and $0.72.

(3)	This amount represents an estimate of the payments and value (including acceleration of vesting of equity-based awards) that would have been received by the executive officers had the executive officers been terminated by the Company without cause on December 31, 2016 in connection with a change in control on this date. For this purpose, the closing price of our common stock as of December 30, 2016, the last business day of 2016, was used. The amount represents the difference between the exercise price of any unvested options and $0.72.

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

In 2016, we paid quarterly compensation to the Chairman of the Board of Directors, for an annual rate of $22,000. We paid quarterly compensation to the Chairman of the Audit and Finance Committee and to the Chairman of the Compensation Committee totaling $18,000 to each. Each of our other Outside Directors was paid quarterly compensation for an annual total of $16,000 per Outside Director for services performed in their capacity as a director.

Prior to 2011, we granted our Outside Directors stock appreciation rights (SARs) totaling 106,750 shares, under our Amended and Restated 2006 Stock Appreciation Rights Plan and subsequently under the 2010 Equity Plan. No SARs were granted during 2016 or 2015. The SARs granted vested immediately and were payable upon the directors’ termination from the position of director. During November 2016, we terminated this program and cancelled all vested awards. At the same time, we issued the Outside Directors who had vested SARs cancelled an identical number of options, fully vested on the date of grant, at strike prices identical to the comparable SARs values, which strike prices were all in excess of the closing price of our common stock on this date of grant.

During the first quarter of 2016, we granted our Outside Directors stock options totaling 55,890 shares under the 2010 Equity Plan, as follows: the Chairman of the Board of Directors received stock options to purchase 12,150 shares of our common stock, the Chairman of the Audit and Finance Committee and the Chairman of the Compensation Committee each received stock options to purchase 9,720 shares of our common stock and each of our other Outside Directors received stock options to purchase 8,100 shares of our common stock. Our Outside Directors had the following shares of our common stock underlying stock options (both vested and unvested) outstanding as of December 31, 2016: Mr. Henderson: 50,150 shares; Mr. McClung: 84,270 shares; Mr. Vincent: 86,850 shares; Ms. Whitmore: 71,100 shares; Dr. Siegel: 71,100 shares; and Mr. Tyler: 64,520 shares.

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

All Outside Directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board and committee meetings.

2016 Outside Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Stock Appreciation Rights ($)	Total($)
James A. Henderson	$22,000	$11,467	—	$33,467
James A. McClung	$18,000	$11,570	—	$29,570
W. Ed Tyler	$18,000	$3,275	—	$21,275
R. Janet Whitmore	$16,000	$10,102	—	$26,102
George A. Vincent, III	$16,000	$11,024	—	$27,024
Dr. Richard Siegel	$16,000	$10,102	—	$26,102

(1)	The amounts in this column represent the aggregate fair value of awards granted in fiscal 2016 in accordance with FASB ASC Topic 718. See Note 10 of the notes to our financial statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining the FASB ASC Topic 718 values.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF MANAGEMENT

AND PRINCIPAL STOCKHOLDERS

The following table sets forth, as of March 14, 2017 certain information with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of common stock, (2) each of our directors, (3) each of our named executive officers and (4) all of our executive officers and directors as a group.

Name	Number of Shares Beneficially Owned (1)		Percent of Shares Beneficially Owned
Bradford T. Whitmore	13,493,599	(2)	43.2%
Spurgeon Corporation	3,034,710	(3)	9.7%
Grace Brothers, Ltd.	2,433,300	(4)	7.8%
John H. Conley, Jr.	2,140,650	(5)	6.9%
James A. Henderson	519,665	(6)	1.7%
Richard W. Siegel, Ph.D.	452,538	(7)	1.4%
James A. McClung	121,843	(8)	*
W. Ed Tyler	54,440	(9)	*
R. Janet Whitmore	1,407,158	(10)	4.5%
George A. Vincent, III	78,450	(11)	*
Jess A. Jankowski	577,801	(12)	1.8%
Kevin Cureton	222,833	(13)	*
Nancy Baldwin	267,487	(14)	*
Frank J. Cesario	255,950	(15)	*
All current executive officers and directors as a group (10 persons)	3,958,165	(16)	12.0%

Unless otherwise indicated below, the person’s address is the same as the address for the Company.

*Denotes beneficial ownership of less than one percent.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Includes 2,433,300 shares of common stock held by Grace Brothers, Ltd., 601,410 shares of common stock held by Grace Investments, Ltd. and 10,407,435 shares held by Bradford T. Whitmore, as well as 51,454 shares held by his daughter. Mr. Whitmore is a general partner of both Grace entities. In such capacities, Mr. Whitmore shares voting and investment power with respect to the shares of common stock held by the Grace entities. This information is based on information reported on a Form 5 filed on January 11, 2017 with the SEC. The address of the stockholder is 1603 Orrington Avenue, Suite 900, Evanston, Illinois 60201.

(3)	Includes 2,433,300 shares of common stock held by Grace Brothers, Ltd. and 601,410 shares of common stock held by Grace Investments, Ltd. Spurgeon Corporation is a general partner of both Grace entities and shares voting and investment power with respect to the shares of common stock held by such Grace entities. This information is based on information reported on the Form 5 referenced above. The address of the stockholder is 1603 Orrington Avenue, Suite 900, Evanston, Illinois 60201.

(4)	This information is based on information reported on the Form 5 referenced above. The address of the stockholder is 1603 Orrington Avenue, Suite 900, Evanston, Illinois 60201.

(5)	This information is based on information reported on Schedule 13G/A filed with the SEC on January 5, 2017. The address of the stockholder is 8 Rene Carr Street, Elkton, Maryland 21921.

(6)	Includes Mr. Henderson’s 37,550 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 14, 2017.

(7)	Includes Dr. Siegel’s 62,700 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 14, 2017.

(8)	Includes Mr. McClung’s 74,190 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 14, 2017, as well as 30,071 shares held by his spouse.

(9)	Includes Mr. Tyler’s 54,440 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 14, 2017.

(10)	Includes Ms. Whitmore’s 62,700 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 14, 2017, as well as 238,493 shares held by her children.

(11)	Includes Mr. Vincent’s 78,450 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 14, 2017.

(12)	Includes Mr. Jankowski’s 538,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 14, 2017, as well as 1,000 shares held by his spouse.

(13)	Includes Mr. Cureton’s 222,833 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 14, 2017.

(14)	Includes Ms. Baldwin’s 266,500 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 14, 2017.

(15)	Includes Mr. Cesario’s 172,167 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 14, 2017.

(16)	Includes all executive officers and directors as a group’s 1,569,530 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 14, 2017.

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

We did not engage in any transactions in which a related person had or will have a direct or indirect material interest during 2016 or 2015, except for the February 2016 sale of 2.6 million shares of our common stock to our largest shareholder, Bradford T. Whitmore, at a price of $0.38 per share, for proceeds of $988,000, which was reviewed and approved in advance by our Audit and Finance Committee pursuant to the parameters described above. No related party transactions are currently contemplated.

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

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate amount billed by our principal accountant, RSM US LLP (“RSM”), for audit services performed for the fiscal years ended December 31, 2016 and 2015 was approximately $142,000 and $158,000, respectively. Audit services include the auditing of financial statements and quarterly reviews.

Audit Related Fees. There were no audit related fees billed by RSM for the years ended December 31, 2016 and 2015, which may include costs incurred for reviews of registration statements, assistance with Staff comment letters, and consultation on various accounting matters in support of our financial statements.

Tax Fees. There were no fees billed by our principal accountant for tax related services for the fiscal years ended December 31, 2016 and 2015.

All Other Fees. Other than those fees described above, during the fiscal years ended December 31, 2016 and 2015, there were no other fees billed for services performed by our principal accountant.

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

Report of RSM US LLP, Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2016 and 2015

Statements of Operations for the Years Ended December 31, 2016 and 2015

Statements of Stockholders’ Equity for the Years Ended December 31, 2016 and 2015

Statements of Cash Flows for the Years Ended December 31, 2016 and 2015

Notes to Financial Statements

2.	A list of exhibits required to be filed as part of this Form 10-K is set forth in the Exhibit Index beginning on page E-1 of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

Item 16. Form 10-K Summary

None.

NANOPHASE TECHNOLOGIES CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Nanophase Technologies Corporation

We have audited the accompanying balance sheets of Nanophase Technologies Corporation as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nanophase Technologies Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Schaumburg, Illinois

March 29, 2017

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	(in thousands except share and per share data)
	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,779	$1,275
Trade accounts receivable, less allowance for doubtful accounts of $5 and $6 on December 31, 2016 and 2015, respectively	434	507
Inventories, net	772	662
Prepaid expenses and other current assets	442	247
Total current assets	3,427	2,691

Equipment and leasehold improvements, net	1,395	1,861
Other assets, net	20	22
	$4,842	$4,574
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$107	$94
Accounts payable	669	508
Accrued expenses	521	276
Total current liabilities	1,297	878

Long-term portion of capital lease obligations	110	144
Long-term deferred rent	466	519
Asset retirement obligations	178	172
Total long-term liabilities	754	835

Contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 42,000,000 and 35,000,000 shares authorized; 31,229,996 and 28,585,496 shares issued and outstanding on December 31, 2016 and December 31, 2015, respectively	312	286
Additional paid-in capital	97,359	96,172
Accumulated deficit	(94,880)	(93,597)
Total stockholders’ equity	2,791	2,861
	$4,842	$4,574

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

	(in thousands except share and per share data)
	Years ended December 31,
	2016	2015

Revenue:
Product revenue	$10,720	$10,272
Other revenue	63	41
Total revenue	10,783	10,313

Operating expense:
Cost of revenue	7,543	7,199
Gross profit	3,240	3,114

Research and development expense	1,554	1,273
Selling, general and administrative expense	2,954	3,019
Loss from operations	(1,268)	(1,178)
Interest income	—	—
Interest expense	(15)	(14)
Other, net	—	—
Loss before provision for income taxes	(1,283)	(1,192)
Provision for income taxes	—	—
Net loss	$(1,283)	$(1,192)

Net loss per share-basic and diluted	(0.04)	(0.04)

Weighted average number of basic and diluted common shares outstanding	30,911,869	28,574,902

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance on December 31, 2014	—	$—	28,516,163	$285	$95,966	$(92,405)	$3,846

Stock option exercises	—	—	69,333	1	25	—	26
Stock-based compensation	—	—	—	—	181	—	181
Net loss for the year ended December 31, 2015	—	—	—	—	—	(1,192)	(1,192)
Balance on December 31, 2015	—	$—	28,585,496	$286	$96,172	$(93,597)	$2,861

Sale of common stock	—	—	2,600,000	26	962	—	988
Stock option exercises	—	—	44,500	—	18	—	18
Stock-based compensation	—	—	—	—	207	—	207
Net loss for the year ended December 31, 2016	—	—	—	—	—	(1,283)	(1,283)
Balance on December 31, 2016	—	$—	31,229,996	$312	$97,359	$(94,880)	$2,791

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

	(in thousands)
	Years ended December 31,
	2016	2015
Operating activities:
Net loss	$(1,283)	(1,192)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	610	735
Impairment of fixed asset	54	—
Share-based compensation	207	182
Changes in assets and liabilities related to operations:
Trade accounts receivable	73	(119)
Inventories	(110)	288
Prepaid expenses and other assets	(194)	120
Accounts payable	161	(14)
Accrued expenses	241	(240)
Net cash used in operating activities	(241)	(240)

Investing activities:
Acquisition of equipment and leasehold improvements	(128)	(280)
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	(37)	(8)
Net cash used in investing activities	(165)	(288)

Financing activities:
Principal payment on capital leases	(96)	(85)
Proceeds from sale of common stock	988	—
Proceeds from exercise of stock options	18	26
Net cash provided by (used in) financing activities	910	(59)
Increase/(Decrease) in cash and cash equivalents	504	(587)
Cash and cash equivalents at beginning of period	1,275	1,862
Cash and cash equivalents at end of period	$1,779	$1,275

Supplemental cash flow information:
Interest paid	$15	$14

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$—	$37

Capital lease obligations incurred in the purchase of equipment	$75	$132

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share and per share data or as otherwise noted herein)

(1)	Description of Business

Nanophase Technologies Corporation (“Nanophase”, “Company”, “we”, “our”, or “us”) is an advanced materials and applications developer and commercial manufacturer with an integrated family of nanomaterial and related technologies. We produce engineered nano and larger, sub-micron, materials for use in a variety of diverse markets: personal care including sunscreens, architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, medical diagnostics, energy, and a variety of surface finishing technologies (polishing) applications, including optics. We have recently expanded our offerings beyond active ingredients to include targeted full formulations of skin care products, marketed and sold by our wholly-owned subsidiary, Solésence ™ LLC. We target markets in which we believe practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Recently developed technologies have made certain new products possible and opened potential new markets. We recently developed new material solutions in the light energy-management area (particularly solar control) that have been taken to potential customers, and for which we are experiencing early-stage, accelerating revenue growth. We also developed a new solution for surface treatments (coatings) which we used to launch new products in personal care, including those of our subsidiary, Solésence ™ LLC, in the fall of 2016. Although our primary strategic focus has been the North American market, we currently sell material to customers overseas and have been working to expand our reach within foreign markets. The Company was incorporated in Illinois on November 25, 1989, and became a Delaware corporation during November 1997. Our common stock trades on the OTCQB marketplace under the symbol NANX.

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

Activity in the asset retirement obligation account for the years ended December 31, is as follows:

	2016	2015
Balance, beginning	$172	$166
Accretion of liability due to passage of time	6	6
Amortization of asset due to passage of time	—	—
Balance, ending	$178	$172

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

There were no financial assets or liabilities adjusted to fair value on December 31, 2016 and 2015.

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

We have not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. We file tax returns in all appropriate jurisdictions, which includes a federal tax return and Illinois state tax return. Open tax years for both jurisdictions are 2013 to 2015, which statutes expire in 2017 to 2019, respectively, under most cases and subject to appropriate laws and regulations. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in selling, general and administrative expenses in the statements of operations. As of December 31, 2016 and 2015, we had no liability for unrecognized tax benefits.

Earnings Per Share

Options to purchase approximately 859,000 shares of common stock that were outstanding as of December 31, 2016 were not included in the computation of earnings per share for the year ended December 31, 2016, as the impact of such shares would be both negligible and anti-dilutive. Options to purchase approximately 210,000 shares of common stock that were outstanding as of December 31, 2015 were not included in the computation of earnings per share for the year ended December 31, 2015, as the impact of such shares would be both negligible and anti-dilutive.

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

During August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard is effective for all entities in the first annual period ending after December 15, 2016, or January 1, 2017 for us. Earlier adoption was permitted. The adoption did not impact the presentation of our financial statements, financial position, results of operations, cash flows and related disclosures.

During March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The objective of this update is part of the FASB’s Simplification Initiative as it applies to several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The effective date of the update is for fiscal years beginning after December 15, 2016 and interim periods within that reporting period, or January 1, 2017 for us. Early adoption was permitted. The adoption did not have a material impact on the presentation of our financial statements, financial position, results of operations, cash flows and related disclosures.

(3)         Note and Line of Credit

During July 2014 we entered into a bank-issued letter of credit and related promissory note for up to $30 in borrowings to support our obligations under our facility lease agreement. We then sold our certificates of deposit. No borrowings have been incurred under this promissory note. Should any borrowings occur in the future, the interest rate would be the prime rate plus 1%, with the bank having the right to “set off” or apply unpaid balances against our checking account if we fail to meet our obligations under any borrowings under the note. It is our intention to renew this note annually, for as long as we need to pursuant to the terms of our facility lease agreement. Because there were no amounts outstanding on the note at any time during 2016 or 2015, we have recorded no related liability on our balance sheet.

During March 2015, we entered into a Business Loan Agreement (the “Line of Credit Agreement”) with Libertyville Bank and Trust Company, a Wintrust Community Bank (“Libertyville”), our primary bank. This Line of Credit Agreement was subsequently amended on April 13, 2015. Under the Line of Credit Agreement, as amended, Libertyville will provide a maximum of $300, or 75% of our eligible accounts receivable, whichever is less, of revolving credit, collateralized by a senior priority lien on our accounts receivable, inventory, equipment, general intangibles and fixtures. Interest on any borrowings would be the prime rate at the time plus 1%. Availability to draw on the line requires us to have at least $1 million in cash, including any amounts borrowed, at Libertyville on the date of any advance. Advances may only occur at the beginning or end of a fiscal quarter and must be repaid in full within five days of the advance. The Line of Credit Agreement was to expire on March 4, 2016, but during March 2016 was extended until March 4, 2017. During February 2017, this agreement was further extended to March 2018. No borrowing on this line was outstanding on December 31, 2016.

(4)          Inventories

Inventories consist of the following:

	As of December 31,
	2016	2015
Raw materials	$283	$184
Finished goods	510	530
	793	714
Allowance for excess quantities	(21)	(52)
	$772	$662

(5)          Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	As of December 31,
	2016	2015
Machinery and equipment	$14,587	$14,562
Office equipment	790	778
Office furniture	110	110
Leasehold improvements	4,814	4,789
Construction in progress	75	11
	20,376	20,250
Less: Accumulated depreciation and amortization	(18,981)	(18,389)
	$1,395	$1,861

Depreciation expense was $605 and $726, for the years ended December 31, 2016 and 2015, respectively.

(6)          Lease Commitments

We lease our operating facilities under operating leases. During October 2016 we entered into a Third Lease Amendment related to our primary facility in Romeoville, Illinois, extending the term of the lease through December 31, 2024. The current monthly rent on this lease amounts to $25.

We lease our Burr Ridge, Illinois, facility under an agreement extended during September 2010, which extended the term through September 2014 (we have since exercised our final tenant option to extend the term through September 2017). During March 2017, we entered into a new Building Lease for this facility that will begin September 2017 and extend through September 2021, with our having the option to further extend this lease by three additional one-year periods. The current monthly rent on this lease amounts to $15. During 2016 we also renewed our lease for our offsite warehouse in Romeoville, Illinois, through August 2019. The current monthly rent on this lease amounts to $5.

The following is a schedule of future minimum lease payments including real estate taxes as required under the above operating leases, as well as the remaining lease payments under capital leases as referenced below:

Year ending December 31:	Operating Leases		Capital Leases
2017	$698		58
2018	700		45
2019	691		34
2020	589		18
2021	554		15
Thereafter	1,289		—
Total minimum payments required:	$4,521	*	$170	*

* After paying $60 to retire a capital lease during January 2017, the remaining payments under capital leases include principal of $147 and interest of $23. Also, includes future payments of the Burr Ridge Building Lease executed March 2017 as described above.

Rent expense, including real estate taxes, under these leases amounted to $597 and $588, for the years ended December 31, 2016 and 2015, respectively.

On December 31, 2016 equipment under capital leases had a cost of $362 with accumulated depreciation of $62, compared to $316 and $29, respectively, on December 31, 2015. Principal and interest payments are due monthly under the capital lease obligations through October 2020. We entered into one new capital lease during 2016 for $75 and a 5-year duration (through August 2021), and recognized an impairment charge, reducing the value of two other pieces of capital equipment by $54 in aggregate. We entered into three new capital leases during 2015 for $132 and 3 to 5 year durations (through August 2020).

(7)          Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2016	2015

Accrued payroll and related expenses	$167	$108
Customer net volume rebate payable	201	—
Other	153	168
	$521	$276

(8)          Income Taxes

Our net income tax provision, including both current and deferred, related to U.S. federal and state income taxes, is none.

A reconciliation of income tax expense to the amount computed by applying the Federal income tax rate to loss before provision for income taxes as of December 31, 2016 and 2015 is as follows:

	2016	2015
Income tax credit at statutory rates	$(436)	$(405)
Nondeductible expenses	2	3
State income tax, net of federal benefits	(66)	(61)
Other	144	(3)
Increase in valuation allowance	356	466
	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income taxes consist of the following:

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$31,935	$31,590
Inventory and other allowances	16	28
Charitable contribution carryforwards	5	6
Excess (tax) book depreciation	805	709
Excess (tax) book amortization	69	67
Share-based compensation	1,328	1,396
Other accrued costs	219	225
Total deferred tax assets	34,377	34,021

Less: Valuation allowance	(34,377)	(34,021)
Deferred income taxes	$—	$—

The valuation allowance increased approximately $0.4 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively (with no expiring net operating loss carryforwards and credits for either period; a portion of the charitable contribution carryforward expired during 2016) due principally to the change in the net operating loss carryforward and uncertainty as to whether future taxable income will be generated prior to the expiration of the carryforward period. Under the Internal Revenue Code, certain ownership changes, including the prior issuance of preferred stock and our public offering of common stock, may subject us to annual limitations on the utilization of our net operating loss carryforward. As of December 31, 2016, the amounts subject to limitations has not yet been determined.

We have net operating loss carryforwards for tax purposes of approximately $82 million on December 31, 2016, which expire between 2018 and 2036.

During 2011, the state of Illinois suspended the use of net operating loss carryforwards for a four year period beginning 2011, extending the term of all net loss carryforwards by a corresponding four years.

(9)          Capital Stock

As of December 31, 2016 and 2015, we had 24,088 authorized but unissued shares of preferred stock. In addition, as of December 31, 2016, 1,196,000 authorized but unissued shares of common stock have been reserved for future issuance upon exercise of stock options. During August 2016, our stockholders authorized an additional 7,000,000 shares of common stock, increasing our authorized shares of common stock from 35,000,000 to 42,000,000 authorized shares. Our stockholders also authorized an additional 1,200,000 shares of common stock that may be issued pursuant to our 2010 Equity Compensation Plan.

(10)       Stock Options and Stock Grants

We have entered into stock option agreements with certain officers, employees and directors. The stock options generally expire ten years from the date of grant.

Employee Stock Options

We follow FASB ASC Topic 718, Share-Based Payments, in which compensation expense is recognized only for share-based payments expected to vest. We recognized compensation expense related to stock options of $207 and $181 for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, there was approximately $183 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 1.7 years.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for options granted for all years presented:

	Years Ended December 31,
	2016	2015

Weighted-average risk-free interest rates:	1.5%	1.7%

Dividend yield:	0.00%	0.00%

Weighted-average expected life of the option:	7 years	7 years

Weighted-average expected stock price volatility:	95%	95%

Weighted-average fair value of the options granted:	$0.36	$0.36

We use the Black−Scholes option pricing model to determine the fair value of stock based compensation. The Black−Scholes model requires us to make several assumptions, including the estimated length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and estimated forfeitures. Expected price volatility of the fiscal 2016 and 2015 grants is based on the daily market rate changes of our stock going back to January 1, 2008. The shares granted in fiscal 2016 and 2015 had a vesting period of three years and a contractual life of 10 years. Forfeitures were estimated at 4% and 4% for the years ended December 31, 2016 and 2015, based on our historical experience. The Black−Scholes model also requires a risk free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of the grant, and the dividend yield on our common stock, which is assumed to be zero since we do not pay dividends and have no current plans to do so in the future. Changes in these assumptions can materially affect the estimate of fair value of stock based compensation and consequently, the related expense recognized on the statement of operations. We recognize stock based compensation expense on a straight-line basis.

The following table summarizes the option activity for our employees and directors during the year ended December 31, 2016:

	(rounded)	Weighted Average Exercise Price per	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
Options	Shares	Share	(years)	Value

Outstanding on January 1, 2016	2,574,000	$0.95

Granted	508,000	$0.48
Exercised	(44,000)	$0.40
Forfeited or expired	(105,000)	$3.08

Outstanding on December 31, 2016	2,933,000	$0.81	6.3	$616
Exercisable on December 31, 2016	2,053,000	$0.96	5.3	$378

Shares available for grant	1,196,000

The aggregate intrinsic value in the table above is based on our closing stock price of $0.72 on the last business day for the year ended December 31, 2016.

During the years ended December 31, 2016 and 2015, the total intrinsic value of our stock options exercised was $19 and $10, respectively. Cash received for option exercises was $18 and $26 during the years ended December 31, 2016 and 2015, respectively. We had approximately 44,000 options exercised during the year ended December 31, 2016, compared to 69,000 in 2015. Based on our election of the “with and without” approach, no realized tax benefits from stock options were recognized for the years ended December 31, 2016 and 2015.

Stock Appreciation Rights

Prior to 2011, we granted our Outside Directors stock appreciation rights (SARs) under our Amended and Restated 2006 Stock Appreciation Rights Plan and subsequently under our 2010 Equity Plan. The change in fair value of the awards granted during prior years was included in non-cash compensation expense for the years ended December 31, 2016 and 2015. The SARs granted vested immediately and were payable upon the directors’ removal or resignation from the position of director. These awards were accounted for as liability awards, included in accrued expenses as of December 31, 2015, and adjusted to fair value each reporting period. The fair value of the liability on December 31, 2016 and 2015 was zero. During November 2016, all vested SARs were terminated. Those Outside Directors whose vested SARs were cancelled received immediately vested options in the same quantity, and at the same strike price, as their cancelled SARs. The options granted are included in the above chart. We have no remaining SARs outstanding.

Restricted Stock

As of both December 31, 2016 and 2015, we did not have any unvested non-director restricted stock or performance shares outstanding.

(11)       401(k) Profit-Sharing Plan

We have a 401(k) profit-sharing plan covering substantially all employees who meet defined service requirements. We have made in the past, and may make in the future, maximum contributions of 100% of the first 3% and 50% of the next 2% of the participant’s salary. We made changes to our benefits program and, as part of those changes, discontinued these Company contributions effective January 2014, which resulted in no contributions made during 2016 or 2015. During 2017, we implemented a new Company contribution program, in which 10% of the employee’s contribution will be matched up to an 8% contribution (for a match of up to 0.8% of a participant’s salary).

(12)       Significant Customers and Contingencies

Revenue from three customers constituted approximately 69%, 5% and 4%, respectively, of our 2016 revenue. Amounts included in accounts receivable on December 31, 2016 relating to these three customers were approximately none, $39 and $180, respectively. Revenue from these three customers constituted approximately 63%, 4% and 7%, respectively, of our 2015 revenue. Amounts included in accounts receivable on December 31, 2015 relating to these three customers were approximately none, $35 and $240, respectively. The loss of one of these significant customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

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

We believe that we have sufficient cash and credit availability, (See Liquidity and Capital Resources in Management’s Discussion and Analysis in Part II, Item 7 of this Form 10-K for a further discussion, as well as the description of our Line of Credit Agreement described in Note 3) to operate our business during 2017. If a triggering event were to occur and BASF elected to proceed with the license and related equipment sale mentioned above, we would receive royalty payments from this customer for products sold using our technology; however, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by our agreement with the customer. Similar consequences would occur if we were determined to have materially breached certain other provisions of the supply agreement with BASF. Any such event would also likely result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success and could be difficult to replace them quickly. Given the occurrence of any such event, we might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on us. Finally, any shortfall in capital needed to operate the business as management intends, including with respect to avoiding this triggering event as described above, may result in a curtailment of certain activities or anticipated investments.

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

(13)       Business Segmentation and Geographical Distribution

Revenue from international sources approximated $1,039 and $1,393 for the years ended December 31, 2016 and 2015, respectively. As part of our revenue from international sources, we recognized approximately $902 and $1,339 in product revenue from a number of German companies, in the aggregate, for the years ended December 31, 2016 and 2015, respectively.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States.

(14)        Subsequent Events

As discussed in Note 3, the Line of Credit Agreement with our primary bank (Libertyville) was to expire on March 4, 2017, but during February 2017 this agreement was further extended to March 2018.

As discussed in Note 6, during March 2017 we entered into a new Building Lease for our Burr Ridge facility. The previous lease expires September 2017, at which time this new lease will begin, and extend through September 2021. We have the option to further extend this lease by up to three additional one year periods.

As discussed in Note 6, during January 2017 we paid $60 to retire a capital lease related to equipment that we sold to a third party for $100, its remaining book value. No gain or loss was recognized during 2017 associated with the transaction.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2017.

NANOPHASE TECHNOLOGIES CORPORATION

By:	/s/ Jess A. Jankowski
Jess A. Jankowski
President and Chief Executive Officer

By:	/s/ Frank J. Cesario
Frank J. Cesario
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March, 2017.

Signature	Title

/s/ Jess A. Jankowski	President, Chief Executive Officer (principal executive officer) and Director
Jess A. Jankowski

/s/ Frank J. Cesario	Chief Financial Officer (principal financial and principal accounting officer)
Frank J. Cesario

/s/ James A. Henderson	Chairman of the Board of Directors
James A. Henderson

/s/ George A. Vincent, III	Director
George A. Vincent, III

/s/ James A. McClung	Director
James A. McClung

/s/ Richard W. Siegel	Director
Richard W. Siegel

/s/ W. Ed Tyler	Director
W. Ed Tyler

/s/ R. Janet Whitmore	Director
R. Janet Whitmore

EXHIBIT INDEX

Exhibit Number

2	Plan and Agreement of Merger dated as of November 25, 1997 by and between the Company and its Illinois predecessor, incorporated by reference to Exhibit 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 10-K”), SEC File No. 000-22333.

3(i).1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the 1997 10-K, SEC File No. 000-22333.

3(i).2	First Amendment to the Certificate of Incorporation of the Company dated July 27, 2006, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed July 27, 2006, SEC File No. 000-22333.

3(i).3	Second Amendment to the Certificate of Incorporation of the Company dated August 23, 2010, incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Form DEF14A filed July 9, 2010, SEC File No. 000-22333.

3(i).4	Third Amendment to the Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 29, 2016.

3(ii).1	By-Laws of the Company, incorporated by reference to Exhibit 3.2 to the 1997 10-K, SEC File No. 000-22333.

4.1	Specimen stock certificate representing common stock, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed November 4, 1997 (File No. 333-36937) (the “Form S-1/A”).

4.2	Form of Warrants, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed October 1, 1997 (File No. 333-36937) (the “IPO S-1”).

4.3	Certificate of Designation of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, SEC File No. 000-22333.

4.4	Stock Purchase Agreement dated March 23, 2004 between the Company and Altana Chemie AG, incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”), SEC File No. 000-22333.

4.5	Registration Rights Agreement dated March 23, 2004 between the Company and Altana Chemie AG, incorporated by reference to Exhibit 4.11 to the 2003 10-K, SEC File No. 000-22333.

4.6	Stock Purchase Agreement dated August 25, 2006 between the Company and Rohm and Haas Electronic Materials CMP Holdings, Inc., incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 28, 2006, SEC File No. 000-22333.

4.7	Registration Rights Agreement dated August 25, 2006 between the Company and Rohm and Haas Electronic Materials CMP Holdings, Inc., incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed August 28, 2006, SEC File No. 000-22333.

4.8	Common Stock Purchase Agreement, dated February 10, 2016, between the Company and Bradford T. Whitmore, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 10, 2016.

10.1	Industrial Building Lease dated September 15, 2004 between the Company and the Village of Burr Ridge, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”), SEC File No. 000-22333.

10.2	Industrial Building Lease Agreement between Centerpoint Properties Trust (formerly CP Financing Trust) and the Company, dated June 15, 2000, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”), SEC File No. 000-22333.

10.3	Lease Amendment effective October 1, 2005 between the Company and Centerpoint Properties Trust, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 20, 2005, SEC File No. 000-22333.

10.4	Second Amendment to Industrial Lease Agreement, dated as of November 13, 2014 between the Company and MLRP 1319 Marquette LLC, successor-in-interest to Centerpoint Properties Trust, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

10.5	Third Amendment to Industrial Lease Agreement, entered into on October 17, 2016 and effective October 1, 2016, by and between the Company and 1319 Marquette, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 19, 2016.

10.6	Mutual Cooperation Agreement entered into on January 17, 2012, by and among the Company, C.I. Kasei Co., Ltd. and CIK NanoTek Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 20, 2012, SEC File No. 000-22333.

10.7	Trademark Ownership Assignment Agreement, dated March 31, 2012, between the Company and CIK NanoTek Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2012, SEC File No 000-22333.

10.8	Memorandum on the Payment of Royalty, dated March 31, 2012, between the Company and CIK NanoTek Corporation, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 4, 2012, SEC File No 000-22333.

10.9	Supply Agreement between the Company and Schering-Plough HealthCare Products, Inc. dated as of March 15, 1997, incorporated by reference to Exhibit 10.17 to the Form S-1/A.

10.10*	Zinc Oxide Supply Agreement dated as of September 16, 1999 between the Company and BASF Corporation, as assignee, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, SEC File No. 000-22333.

10.11*	Amendment No. 1 to Zinc Oxide Supply Agreement dated as of January, 2001 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.24 to the 2000 10-K, SEC File No. 000-22333.

10.12	Amendment No. 2. to Zinc Oxide Supply Agreement dated as of March 17, 2003 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”), SEC File No. 000-22333.

10.13*	Amendment No. 3 to Zinc Oxide Supply Agreement entered into on December 2, 2012, between the Company and BASF Corporation, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 6, 2012.

10.14	Z-COTE HP-2 Brand Supply Agreement dated May 15, 2006 between the Company and BASF Corporation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 20, 2006, SEC File No. 000-22333.

10.15*	Amended and Restated Cooperation Agreement dated August 25, 2006 between the Company and Rohm and Haas Electronic Materials CMP Inc., incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed August 28, 2006, SEC File No. 000-22333.

10.16	Supply Agreement effective as of March 23, 2009, between the Company and Rohm and Haas Electronic Materials CMP Inc., incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, SEC File No. 000-22333.

10.17*	Distributor Agreement dated October 24, 2005 between Johnson Matthey Catalog Company, Inc., d/b/a ALFA AESAR and the Company, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 1, 2005, SEC File No. 000-22333.

10.18*	Supply Agreement dated March 3, 2006 between Roche Diagnostics GmbH and the Company, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 9, 2006, SEC File No. 000-22333.

10.19*	First Amendment to the Supply Agreement entered into on November 19, 2014 between the Company and Roche Diagostics GmbH, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 25, 2014.

10.20*	Second Amendment to the Supply Agreement, entered into on November 21, 2016, between the Company and Roche Diagnostics GmbH, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 28, 2016.

10.21	Joint Development Agreement dated March 23, 2004 between the Company and Altana Chemie AG, incorporated by reference to Exhibit 10.29 to the 2003 10-K, SEC File No. 000-22333.

10.22*	Agreement dated July 7, 2008 between the Company and Altana Chemie GmbH, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 18, 2008, SEC File No. 000-22333.

10.23*	Settlement and Termination Agreement, dated August 20, 2010, between the Company and Altana Chemie GmbH, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2010, SEC File No. 000-22333.

10.24*	Supply Agreement, dated August 20, 2010, between the Company and Altana Chemie GmbH, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 25, 2010, SEC File No. 000-22333.

10.25*	Supply Agreement, dated as of March 31, 2016, between the Company and Ester Solutions Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2016.

10.26	Business Loan Agreement, dated March 4, 2015, between the Company and Libertyville Bank and Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 10, 2015).

10.27	Promissory Note, dated March 4, 2015, granted by the Company in favor of Libertyville Bank and Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 10, 2015).

10.28	Commercial Security Agreement, dated March 4, 2015, between the Company and Libertyville Bank and Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 10, 2015).

10.29	Change in Terms Agreement and Business Loan Agreement, dated April 13, 2015, between the Company and Libertyville Bank and Trust Company, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

10.30	Business Loan Agreement, dated March 4, 2016, between the Company and Libertyville Bank and Trust Company, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed March 10, 2016.

10.31	Change in Terms Agreement, dated March 4, 2016, between the Company and Libertyville Bank and Trust Company, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed March 10, 2016.

10.32	Change in Terms Agreement, dated February 14, 2017, between the Company and Libertyville Bank and Trust Company.

10.33	Employment Agreement effective as of September 25, 2008, between the Company and Nancy Baldwin, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 2, 2008, SEC File No. 000-22333. +

10.34	Employment Agreement dated June 24, 2009 between the Company and Frank Cesario, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 26, 2009, SEC File No. 000-22333. +

10.35	Employment Agreement effective August 12, 2009 between the Company and Jess Jankowski, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, SEC File No. 000-22333. +

10.36	Employment Agreement dated November 28, 2012, between the Company and Kevin Cureton, incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. +

10.37	Form of Indemnification Agreement between the Company and each of its directors and executive officers, incorporated by reference to Exhibit 10.2 to the Form S-1/A. +

10.38	Nanophase Technologies Corporation 2004 Equity Compensation Plan (“2004 Equity Plan”), incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119466). +

10.39	First Amendment to 2004 Plan, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 27, 2006, SEC File No. 000-22333. +

10.40	Form of Stock Option Agreement under the 2004 Equity Plan, incorporated by reference to Exhibit 4.13 to the 2004 10-K, SEC File No. 000-22333. +

10.41	Form of Restricted Share Grant Agreement under the 2004 Equity Plan, incorporated by reference to Exhibit 4.14 to the 2004 10-K, SEC File No. 000-22333. +

10.42	Form of Performance Share Grant Agreement under the 2004 Equity Plan, incorporated by reference to Exhibit 4.15 to the 2004 10-K, SEC File No. 000-22333. +

10.43	Nanophase Technologies Corporation Non-Employee Director Deferred Compensation Plan, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 9, 2006, SEC File No. 000-22333. +

10.44	2006 Stock Appreciation Rights Plan (the “2006 Plan”), incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 3, 2006, SEC File No. 000-22333. +

10.45	Amended and Restated 2006 Stock Appreciation Rights Plan, adopted April 8, 2009, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed April 9, 2009, SEC File No. 000-22333. +

10.46	Form of Grant Agreement under the 2006 Plan, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed October 3, 2006, SEC File No. 000-22333. +

10.47	2008 Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 25, 2008, SEC File No. 000-22333. +

10.48	Nanophase Technologies Corporation 2010 Equity Compensation Plan, as amended, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 29, 2016. +

10.49	Form of Stock Option Award Agreement under the 2010 Equity Compensation Plan, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. +

10.50	Building Lease, dated as of September 15, 2010, between the Company and the Village of Burr Ridge.

10.51	Building Lease, dated as of March 13, 2017, between the Company and the Village of Burr Ridge.

23.1	Consent of RSM US LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Cash Flows, (4) the Statements of Stockholders’ Equity, and (5) the Notes to the Financial Statements.

*	Confidentiality previously granted for portions of this agreement.

+	Indicates management contracts or compensatory plans or arrangements.