Form 10-Q
period 2017-09-30
NANOPHASE TECHNOLOGIES Corp
filed 2017-11-14
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2017

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

As of November 3, 2017, there were 31,275,330 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	(in thousands except share and per share data)
	September 30,	December 31,
	2017 (Unaudited)	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,070	$1,779
Trade accounts receivable, less allowance for doubtful accounts of $5 on September 30, 2017 and December 31, 2016	1,581	434
Inventories, net	876	772
Prepaid expenses and other current assets	389	442
Total current assets	3,916	3,427

Equipment and leasehold improvements, net	1,425	1,395
Other assets, net	18	20
	$5,359	$4,842

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of Credit	$250	$—
Current portion of capital lease obligations	130	107
Accounts payable	972	669
Accrued expenses	759	521
Total current liabilities	2,111	1,297

Long-term portion of capital lease obligations	271	110
Long-term deferred rent	424	466
Asset retirement obligations	183	178
Total long-term liabilities	878	754

Stockholders' equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 42,000,000 shares authorized; 31,275,330 and 31,229,996 shares issued and outstanding on September 30, 2017 and December 31, 2016, respectively	313	312
Additional paid-in capital	97,512	97,359
Accumulated deficit	(95,455)	(94,880)
Total stockholders' equity	2,370	2,791
	$5,359	$4,842

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue:
Product revenue	$2,524	$2,510	$9,525	$8,377
Other revenue	261	11	327	38
Total revenue	2,785	2,521	9,852	8,415

Operating expense:
Cost of revenue	2,200	1,841	6,862	5,766
Gross profit	585	680	2,990	2,649

Research and development expense	494	386	1,354	1,060
Selling, general and administrative expense	725	716	2,185	2,151
Loss from operations	(634)	(422)	(549)	(562)
Interest expense	(9)	(3)	(25)	(11)
Other, net	—	—	—	—
Loss before provision for income taxes	(643)	(425)	(574)	(573)
Provisions for income taxes	—	—	—	—
Net loss	$(643)	$(425)	$(574)	$(573)

Net loss per share – basic and diluted	$(0.02)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of basic and diluted common shares outstanding	31,239,678	31,211,132	31,234,735	30,805,053

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	(in thousands) Nine months ended September 30,
	2017	2016
Operating activities:
Net loss	$(574)	$(573)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	267	505
Stock compensation expense	140	129
Changes in assets and liabilities related to operations:
Trade accounts receivable	(1,147)	(798)
Inventories	(104)	3
Prepaid expenses and other assets	53	(101)
Accounts payable	333	167
Accrued expenses	166	314
Net cash used in operating activities	(866)	(354)

Investing activities:
Proceeds from disposal of equipment	136	—
Acquisition of equipment and leasehold improvements	(121)	(102)
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	—	(37)
Net cash provided by/(used in) investing activities	15	(139)

Financing activities:
Principal payments on capital leases	(122)	(70)
Proceeds from line of credit	250	—
Proceeds from common stock issuance	—	988
Proceeds from exercise of stock options	14	18
Net cash provided by financing activities	142	936

(Decrease)/increase in cash and cash equivalents	(709)	443
Cash and cash equivalents at beginning of period	1,779	1,275
Cash and cash equivalents at end of period	$1,070	$1,718
Supplemental cash flow information:
Interest paid	$24	$11
Supplemental non-cash investing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$9	$5
Capital lease obligations incurred in the purchase of equipment	$307	$—

See Notes to Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data or as otherwise noted herein)

(1) Basis of Presentation

The accompanying unaudited interim financial statements of Nanophase Technologies Corporation (“Nanophase” or the “Company”, including “we”, “our” or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the interim periods presented. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission.

(2) Description of Business

Nanophase is an advanced materials and applications developer and commercial manufacturer with an integrated family of materials technologies. We produce engineered nano and larger, sub-micron, materials for use in a variety of diverse markets: personal care including sunscreens, architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, medical diagnostics, energy (including solar control), and a variety of surface finishing technologies (polishing) applications, including optics. We have recently expanded our offerings beyond active ingredients to include targeted full formulations of skin care products, marketed and sold by our wholly-owned subsidiary, Solésence ™ LLC (“Solésence” ™), which was created during the fall of 2016. The core of these solutions is a new surface coating technique for the particles that we believe will provide enhanced value to the marketplace. We target markets in which we believe practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Recently developed technologies have made certain new products possible and opened potential new markets. Although our primary strategic focus has been the North American market, we currently sell material to customers overseas and have been working to expand our reach within foreign markets.

During June 2017, we entered into a series of agreements with Eminess Technologies, Inc. (“ETI”). ETI is an established entity in the polishing area, and we believed ETI could more effectively bring our products to market while allowing us to focus on the launch of Solésence ™. We provided ETI with the necessary know-how and exclusive license to make and sell some of our products in this space, for which ETI will pay us a royalty. For other products, we will continue to make them for ETI under an exclusive supply agreement. ETI paid us $36,000 for certain equipment used in product testing. Finally, in exchange for a one-time payment of $250,000, we assisted ETI in its development of dispersion capabilities relevant to the polishing materials field.

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

(3) Earnings Per Share

Earnings Per Share is computed using the Treasury Stock Method. Options to purchase approximately 750,000 and 796,000 shares of common stock that were outstanding as of September 30, 2017 were not included in the computation of earnings per share for the three and nine months ended September 30, 2017, respectively, as the impact of such shares would be both negligible and anti-dilutive. Options to purchase approximately 803,000 and 493,000 shares of common stock that were outstanding as of September 30, 2016 were not included in the computation of earnings per share for the three and nine months ended September 30, 2016, respectively, as the impact of such shares would be both negligible and anti-dilutive.

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, along with the promissory note with no related borrowings and any borrowings on the working capital line of credit, each described in Note 5. The fair values of all financial instruments were not materially different from their carrying values. There were no financial assets or liabilities adjusted to fair value on September 30, 2017 or December 31, 2016.

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

During March 2015, we entered into a Business Loan Agreement (the “Line of Credit Agreement”) with Libertyville Bank and Trust Company, a Wintrust Community Bank (“Libertyville”), our primary bank. This Line of Credit Agreement was subsequently amended on April 13, 2015. Under the Line of Credit Agreement, as amended, Libertyville will provide a maximum of $300, or 75% of our eligible accounts receivable, whichever is less, of revolving credit, collateralized by a senior priority lien on our accounts receivable, inventory, equipment, general intangibles and fixtures. Interest on any borrowings would be the prime rate at the time plus 1%. Availability to draw on the line requires us to have at least $1 million in cash, including any amounts borrowed, at Libertyville on the date of any advance. Advances may only occur at the beginning or end of a fiscal quarter and must be repaid in full within five days of the advance. The Line of Credit Agreement was originally to expire on March 4, 2016, but during March 2016 was extended until March 4, 2017. During February 2017, this agreement was further extended to March 2018. We borrowed $250 on September 28, 2017, and repaid it on October 3, 2017. No amount was borrowed on this line on December 31, 2016.

(6) Inventories

Inventories consist of the following:

	September 30, 2017	December 31, 2016
Raw materials	$281	$283
Finished goods	616	510
	897	793
Allowance for excess inventory quantities	(21)	(21)
	$876	$772

(7) Share-Based Compensation

We follow FASB ASC Topic 718, Compensation – Stock Compensation, in which compensation expense is recognized only for share-based payments expected to vest. We recognized compensation expense related to stock options of $45 and $140 for the three and nine months ended September 30, 2017, respectively, compared to $41 and $129 for the three and nine months ended September 30, 2016, respectively.

As of September 30, 2017, there was approximately $305 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 2.0 years.

Stock Options and Stock Grants

During the nine months ended September 30, 2017, 45,334 shares of common stock were issued pursuant to stock option exercises for proceeds of $14. During the nine months ended September 30, 2016, 44,500 shares of common stock were issued pursuant to stock option exercises for proceeds of $18. During the nine months ended September 30, 2017, 507,600 stock options were granted compared to 419,390 stock options granted during the same period in 2016. During the nine months ended September 30, 2017, 44,568 stock options were forfeited compared to 64,900 stock options forfeited during the same period in 2016. We had 3,351,000 stock options outstanding at a weighted average exercise price of $0.79 on September 30, 2017, compared to 2,933,000 stock options outstanding at a weighted average exercise price of $0.81 on December 31, 2016.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for stock options granted during the periods presented:

For the three months ended	Sept 30, 2017	Sept 30, 2016
Weighted-average risk-free interest rates:	—	—
Dividend yield:	—	—
Weighted-average expected life of the option:	—	—
Weighted-average expected stock price volatility:	—	—
Weighted-average fair value of the options granted:	—	—

For the nine months ended	Sept 30, 2017	Sept 30, 2016
Weighted-average risk-free interest rates:	2.1%	1.4%
Dividend yield:	—	—
Weighted-average expected life of the option:	7 Years	7 Years
Weighted-average expected stock price volatility:	94%	95%
Weighted-average fair value of the options granted:	$0.55	$0.34

As of September 30, 2017, we did not have any unvested restricted stock or performance shares outstanding.

(8) Significant Customers and Contingencies

Revenue from three customers constituted approximately 58%, 8% and 4%, respectively, of our total revenue for the three months ended September 30, 2017, and 67%, 7% and 4%, respectively, of our total revenue for the nine months ended September 30, 2017. Amounts included in accounts receivable on September 30, 2017 relating to these three customers were approximately $1,078, $222 and $102, respectively. Revenue from these three customers constituted approximately 65%, 4% and 5%, respectively, of our total revenue for the three months ended September 30, 2016, and 69%, 3% and 6%, respectively, of our total revenue for the nine months ended September 30, 2016. Amounts included in accounts receivable on September 30, 2016 relating to these three customers were approximately $784, $69 and $122, respectively. The loss of one of these significant customers, a significant decrease in revenue from one or more of these customers, or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

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

Should events arise that make it appropriate for us to seek additional financing, such additional financing may not be available on acceptable terms or even at all, and any such financing could be dilutive to our stockholders. Such a financing could be necessitated by such things as the loss of one or more significant customers or a significant decline in revenue from those customers, currently unknown capital requirements, new regulatory requirements, the need to meet cash requirements under our BASF agreement to avoid a triggering event, the continuing costs associated with launching Solésence™, or other circumstances not currently anticipated by us. The failure to obtain sufficient capital may impair or curtail our business plans and under such circumstances may raise doubt regarding our ability to continue as a going concern.

(9) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $276 and $956 for the three and nine months ended September 30, 2017, respectively, compared to $143 and $618 for the same periods in 2016. All of this revenue was product revenue.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States.

(10) Recently Adopted and New Accounting Pronouncements

During May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, and several related updates including ASU No. 2016-08 and ASU No. 2016-10, which supersede nearly all existing revenue recognition guidance under U.S. generally accepted accounting principles. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. Additionally, the guidance requires certain disclosures designed to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which is our first quarter of 2018. The new standard allows application either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. We are completing the evaluation of the impact of ASU 2014-09, and at this time do not believe it will have a material impact on our financial position, results of operations, or cash flows, though it is expected to impact our related disclosures.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nanophase is an advanced materials and applications developer and commercial manufacturer with an integrated family of materials technologies. We produce engineered nano and sub-micron materials for use in a variety of diverse markets: personal care including sunscreens, architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, medical diagnostics, energy (including solar control), and a variety of surface finishing technologies (polishing) applications, including optics. We recently expanded our offerings beyond active ingredients to include targeted full formulations of skin care products, marketed and sold by our wholly-owned subsidiary, Solésence ™ LLC (“Solésence“™), which was created during the fall of 2016. The core of these solutions is a new surface coating technique for the particles that we believe will provide enhanced value to the marketplace. We target markets in which we believe practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers. Recently developed technologies have made certain new products possible and opened potential new markets. For example, we have applied our skills at producing precisely defined nanomaterials to now create and sell larger, sub-micron material products. Our focus is on customer need where we believe we have an advantage, as opposed to finding uses for one particular technology. We expect growth in end-user (manufacturing customers, including customers of our customers) adoption in 2017 and beyond. Our initiatives in targeted market areas are progressing at differing rates of speed, but we have been broadly moving through testing and development cycles, and in a number of cases believe we are approaching first revenue or next stage revenue with particular customers in the industries referenced above. We believe that successful introduction of our materials with manufacturers may lead to follow-on orders for other materials in their applications.

At the same time, we look for opportunities to partner with established entities in order to further our mutual goals. During June 2017, we entered into a series of agreements with Eminess Technologies, Inc. (“ETI”), an entity that is well established in selling materials for surface finishing (polishing) applications. We intend to continue serving this market while devoting significant assets behind the launch of Solésence™. These agreements are intended to accomplish both. ETI will sell our products, in some cases by making and selling those products themselves under an exclusive license and paying us a royalty, and in other cases through an exclusive supply arrangement with us. ETI purchased equipment from us for $36,000 and paid us a one-time fee of $250,000 for assisting ETI in its development of dispersion technology relevant to polishing solutions.

Results of Operations

Total revenue increased to $2,785,000 for the three months ended September 30, 2017, compared to $2,521,000 for the same period in 2016. Total revenue increased to $9,852,000 for the nine months ended September 30, 2017, compared to $8,415,000 for the same period of 2016. A majority of our revenue for both periods was from our largest customer in personal care and sunscreen applications. The increase during the first nine months of 2017 was primarily due to increased order flow from that customer as well as our largest customer in coatings applications. The increase during the three months ended September 30, 2017 was primarily due to the increase in “other revenue” associated with the ETI payments noted above and discussed below, as well as order increases from our largest customer in coatings applications, and new revenue flow from a new customer in personal care applications. Product revenue, the primary component of our total revenue, increased to $2,524,000 for the three months ended September 30, 2017, compared to $2,510,000 for the same period in 2016. Product revenue increased to $9,525,000 for the nine months ended September 30, 2017, compared to $8,377,000 for the same period in 2016. Revenue from our top three customers was approximately 58%, 8% and 4%, respectively, during the three months ended September 30, 2017, compared to 65%, 4% and 5%, respectively, for the same customers during the same period in 2016. Revenue from our top three customers was approximately 67%, 7% and 4%, respectively, during the nine months ended September 30, 2017, compared to 69%, 3% and 6%, respectively, for the same customers during the same period in 2016.

Other revenue was $261,000 and $327,000 for the three and nine months ended September 30, 2017, compared to $11,000 and $38,000 for the same periods in 2016. This is typically comprised primarily of shipping costs paid by customers, as well as non-recurring project-based fees paid by customers. During the three and nine months ended September 30, 2017, other revenue included $250,000 of non-recurring technology development revenue received from ETI pursuant to our agreement with ETI.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $2,200,000 for the three months ended September 30, 2017, compared to $1,841,000 for the same period in 2016. Cost of revenue increased to $6,862,000 for the nine months ended September 30, 2017, compared to $5,766,000 for the same period in 2016. The increases in cost of revenue were primarily driven by the increase in revenue volume, and impacted by the higher cost of zinc in the marketplace and manufacturing inefficiencies pertaining to new products associated with Solésence ™. While we typically pass through costs to our customers, we sometimes cannot pass through 100% of pricing increases, and even with pass throughs our gross margin percentage is negatively impacted by higher material costs. We expect to continue new nanomaterial development, primarily using our NanoArc® synthesis and dispersion technologies, for targeted applications and new markets beyond 2017. At current revenue levels we have generated a positive gross margin, though margins have been impeded by not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support higher levels of production. The extent to which margins may grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, and our ability to manage costs and pass commodity market-driven raw materials increases on to customers. We expect that product revenue volume increases would result in our fixed manufacturing costs being more efficiently absorbed, leading to increased margins. We expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets, but may or may not realize absolute dollar gross margin growth beyond 2017, dependent upon the factors discussed above.

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

Research and development expense increased to $494,000 and $1,354,000 for the three and nine months ended September 30, 2017, compared to $386,000 and $1,060,000 for the same periods in 2016. We added personnel during 2016 and 2017 and have increased outside product testing and evaluation during 2017 related to our Solésence™ products. We expect quarterly research and development expense to decline by approximately 10% during the fourth quarter of 2017 as we expect the initial effort required to launch the Solésence ™ solutions to lessen, particularly with respect to reduced external testing and validation costs.

Selling, general and administrative expense increased to $725,000 and $2,185,000 for the three and nine month periods ended September 30, 2017, compared to $716,000 and $2,151,000 for the same periods in 2016. Increased costs associated with launching the Solésence ™ brand were largely offset by the reduction of certain administrative costs including professional service fees. We expect selling, general and administrative expense to remain at current levels during the fourth quarter of 2017.

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

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments amounted to $1,070,000 on September 30, 2017, compared to $1,779,000 on December 31, 2016 and $1,718,000 on September 30, 2016. The net cash used in our operating activities was $866,000 for the nine months ended September 30, 2017, compared to $354,000 for the same period in 2016. The net use of cash during both periods was driven primarily by a significant increase in accounts receivable at the end of the period related to significant customer shipments during September of each year. Net cash provided by investing activities was $15,000 during the nine months ended September 30, 2017, compared to net cash used by investing activities of $139,000 for the nine months ended September 30, 2016. We received $136,000 during 2017 related to the sale of fixed assets that we no longer utilize. Capital expenditures amounted to $121,000 and $102,000 for the nine months ended September 30, 2017 and 2016, respectively. Net cash provided by financing activities was $142,000 during the nine months ended September 30, 2017, compared to $936,000 for the nine months ended September 30, 2016. We paid off a financing lease in the amount of $60,000 during 2017 related to certain fixed assets that we sold, and had borrowings under our Line of Credit of $250,000 on September 30, 2017, which was subsequently repaid on October 3, 2017. On February 10, 2016, we sold 2.6 million shares of our common stock to our largest stockholder for $988,000 in proceeds. We used the proceeds from the sale of shares for working capital and general corporate purposes. We entered into new capital (financing) leases during 2017, including one for $175,000 during the first quarter of 2017, another lease for $52,000 during the second quarter of 2017 and another for $60,000 during the third quarter of 2017. These leases will be repaid over five years pursuant to their terms. We had no new capital leases during the first nine months of 2016.

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under these agreements require that we maintain a minimum of $1 million in cash, cash equivalents and certain investments, and that we not have the acceleration of any debt maturity having a principal amount of more than $10 million, in order to avoid triggering the customer’s potential right to transfer certain technology and equipment to that customer at a contractually defined price. We had approximately $1.1 million in cash and cash equivalents on September 30, 2017, with $250,000 in outstanding borrowings on our Line of Credit, subsequently repaid on October 3, 2017. This supply agreement and its covenants are more fully described in Note 8, and our line of credit is more fully described in Note 5, to our Financial Statements in Part I, Item 1 of this Form 10-Q.

We believe that cash from operations and cash, cash equivalents and unused borrowing capacity will be adequate to fund our operating plans through 2017. Our actual future capital requirements in 2017 and beyond will depend, however, on many factors, including customer acceptance of our current and potential nanomaterials and product applications, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell our materials and product applications. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, we expect that capital spending relating to currently known capital needs for the remainder of 2017 will be between $30,000 and $80,000. If those projects are delayed or ultimately prove unsuccessful, or if we fail to obtain financing on terms acceptable to us, we would expect our capital spending to be below the lower end of that range. If certain projects are successful, the total capital spending may end up higher than that range for the remainder of 2017.

Should events arise that make it appropriate for us to seek additional financing, such additional financing may not be available on acceptable terms or even at all, and any such additional financing could be dilutive to our stockholders. Such financing could be necessitated by such things as: the loss of one or more existing customers or a significant decrease in revenue from those customers; currently unknown capital requirements in light of the factors described above; new regulatory requirements that are outside our control; the need to meet previously discussed cash requirements to avoid a triggering event under our BASF agreements; the continuing costs surrounding the launch of Solésence™, or various other circumstances coming to pass that we currently do not anticipate. The failure to obtain sufficient capital to fund our business plans may result in a curtailment or other change in those plans, and under such circumstances may raise doubt as to our ability to continue as a going concern.

On September 30, 2017, we had a net operating loss carryforward of approximately $82 million for income tax purposes. Because we may have experienced "ownership changes" within the meaning of the U.S. Internal Revenue Code in connection with our various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward will expire at various dates between January 1, 2018 and December 31, 2036. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. Changes in Illinois state law that began in 2011 will impact net loss carryforward duration and utilization on the state tax level.

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

Safe Harbor Provision

We want to provide investors with more meaningful and useful information. As a result, this Quarterly Report on Form 10-Q (the "Form 10-Q") contains and incorporates by reference certain "forward-looking statements", as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements reflect our current expectations of the future results of our operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these statements by using words such as "anticipates", "believes", "estimates", "expects", "plans", "intends" and similar expressions. These statements reflect management's current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2017 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: our ability to be consistently profitable despite the losses we have incurred since our incorporation; a decision by a customer to cancel a purchase order or supply agreement in light of our dependence on a limited number of key customers; the terms of our supply agreements with BASF, which could trigger a requirement to transfer technology and/or sell equipment to that customer; our potential inability to obtain working capital when needed on acceptable terms or at all; our ability to obtain materials at costs we can pass through to our customers, including Rare Earth elements, specifically cerium oxide, as well as high purity zinc; uncertain demand for, and acceptance of, our nanocrystalline materials; our manufacturing capacity and product mix flexibility in light of customer demand; our limited marketing experience, now particularly relevant to our launch of our new Solésence ™ products; changes in development and distribution relationships; the impact of competitive products and technologies; our dependence on patents and protection of proprietary information; the resolution of litigation or other legal proceedings in which we may become involved; our ability to maintain an appropriate electronic trading venue for our securities; and the impact of any potential new governmental regulations that could be difficult to respond to or costly to comply with. In addition, our forward-looking statements could be affected by general industry and market conditions and growth rates. Readers of this Quarterly Report on Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

Not applicable.

Item 5.

Other Information

On November 8, 2017, Frank J. Cesario, our Chief Financial Officer, resigned from his position effective November 17, 2017. Mr. Cesario’s decision to resign was not related to any disagreement between him and the Company relating to our financial reporting, operations, policies or practices. We are currently seeking a replacement.

Item 6.	Exhibits

Exhibit 31.1

Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2

Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101

The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Cash Flows, and (4) the Notes to Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: November 14, 2017	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer

Date: November 14, 2017	By:	/s/ FRANK J. CESARIO
Frank J. Cesario
Chief Financial Officer

