Form 10-K
period 2017-12-31
NANOPHASE TECHNOLOGIES Corp
filed 2018-03-30
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM_____ TO_____

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based upon the last reported sale price of the registrant’s common stock on June 30, 2017 was $10,312,000 as of such date.

The number of shares outstanding of the registrant’s common stock, par value $.01, as of March 14, 2018 was 33,847,793.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

General

Nanophase Technologies Corporation (“Nanophase” or the “Company”, including “we”, “our” or “us”) is an advanced materials and applications developer and commercial manufacturer with an integrated family of materials technologies. We produce engineered nano and “non-nano” materials (often referred to as “advanced materials”) for use in a variety of diverse markets: personal care including sunscreens as active ingredients and in fully formulated cosmetics of our own design, architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, medical diagnostics, energy (including solar control) and a variety of surface finishing technologies (polishing) applications, including optics.

While our origin is based on the creation of nanoscale metal oxide products, we have expanded our offerings to include non-nano materials, which are often classified as being in the “sub-micron” size range. We have developed techniques for managing attributes including particle size, shape, surface coatings, and other valuable aspects of the material. Our focus is on customer need where we believe we have an advantage, as opposed to finding uses for one particular technology. Additionally, as the format of delivery is important to customers, we have developed proprietary capabilities for dispersing our materials into both aqueous (water-based) and solvent-based liquid media. These capabilities allow us to better integrate with the customer’s need and application. Finally, we have expanded our offerings beyond active ingredients to include targeted full formulations of skin care products, marketed and sold by our wholly-owned subsidiary, Solésence®, LLC.

We target markets in which we believe practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements. We market our materials to various end-use applications manufacturers and our Solésence® solutions to cosmetic and skin care brands. Recently developed technologies have made certain new products possible and opened potential new markets. We expect growth in end-user (manufacturing customers, including customers of our customers) adoption in 2018 and beyond. Our initiatives in targeted market areas are progressing at differing rates of speed, but we have been broadly moving through testing and development cycles, and in a number of cases believe we are approaching first revenue or next stage revenue with particular customers in the industries referenced above. During 2015 we were granted a patent on a new type of particle surface treatment (coating), which became the cornerstone of our new product development in personal care, with first revenue recognized during 2016. In addition, through the creation of our Solésence®, LLC subsidiary, we utilize this particle surface treatment to manufacture and sell fully developed solutions to targeted customers in the skin care industry, in addition to the additives we have traditionally sold in the personal care area. During 2015 and 2016 we developed and began to sell solutions in the energy management (particularly solar control) industry. We believe that the products that we have designed for this industry remain valuable to the market, although we are currently focusing the greatest part of our business development efforts on building and expanding our Solésence® brand and product suite. Although our primary strategic focus has been the North American market, we currently sell material to customers overseas and have been working to expand our reach within foreign markets. The Company was incorporated in Illinois on November 25, 1989, and became a Delaware corporation during November 1997. Our common stock trades on the OTCQB marketplace under the symbol NANX.

We have created a leading commercial approach to the application of our integrated materials technologies designed to deliver an optimal engineered solution for a target market or specific customer application. With respect to our products, we have complete capability from application development and laboratory samples through pilot production and, finally, commercial production currently at rates as high as hundreds of metric tons per year for individual products. We have development and application laboratories and manufacturing capacity in two locations in the Chicago area. Our manufacturing is based on Lean Six Sigma discipline and is registered under the ISO 9001, American National Standard, Quality Management System Requirements; the ISO 14001, American National Standard, Environmental Management System Requirements; and is compliant with current Good Manufacturing Practices (“cGMP”) for products under U.S. Food and Drug Administration (“FDA”) regulation.

We have undergone a strategic shift during recent years toward penetrating key markets via interactive applications development with end-use customers in these markets. We also supply both nanoscale and larger materials, based on market requirements. We believe this strategy leverages the applications development expertise, including our formulating capabilities as they apply to our Solésence® solutions, we have cultivated over the last several years and best positions us to build direct sales to end-use customers, in addition to translating these advantages through our market partners.

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

Most of the raw materials we use are commercially available. In some cases, we rely on sole-source processors of materials that utilize an array of worldwide sources for the raw materials that they process to our specifications. However, in certain cases we deal with very limited supply of certain raw materials, such as cerium oxide, classified as “Rare Earth elements,” for use in surface finishing technologies (polishing) applications, as well as the very high purity zinc that we use in personal care applications.

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

We have also developed patented and proprietary technology to coat or surface treat nanoparticles to further engineer surface chemistry by two main processes, utilizing a series of different chemistries. In many applications, such as sunscreens, this technology is vital to ensure formulation compatibility and, in some cases, optimal application performance. We deliver hundreds of metric tons of surface engineered nanoparticles to our customers annually, including coated nanomaterials that are used by major global consumer products companies for sunscreens and personal care products.

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

Beginning in 2016, we have developed and expanded our in-house formulating capability, through which we have created multiple fully formulated finished cosmetics products for sale in markets focused on skin care and protection.

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

An outgrowth of the customer direct model that we have applied in our ingredients business has been our development of fully formulated finished products, which we market directly to various brands in the skin care markets through our Solésence® subsidiary. This represents a progression from providing ingredients to manufacturers of finished products, to offering Solésence®-enabled finished products to marketers and sellers of skin care products.

Historically, we have seen our customer-focused marketing approach increase our probability of success in many markets, allowing us to use an integrated platform of material technologies and typically reduce the total time-to-market. We expect our finished products business to enhance both our degree of control of the business development cycle, and to further reduce our total time-to-market. The more our applications development scientists and sales team work directly with customers to develop material solutions, most recently finished formulations through our Solésence® subsidiary, the more quickly and successfully we believe we will be able to grow sales.

In addition to serving customers in diverse markets and geographic locations, we will continue to devote significant resources to maintaining and growing our relationship with BASF Corporation (“BASF”), our largest customer in the personal care market. This has been a successful relationship that we expect will contribute to our future growth. BASF, which describes itself as the world’s leading chemical company with revenue of approximately $80 billion, is a global leader in the personal care market with recognized brands, significant revenues and sales reach. We have a long-term exclusive relationship with BASF, primarily to provide zinc oxide-based products to be used in personal care with sunscreens and daily wear products being the dominant applications.

In addition to the personal care applications described above, our products are used in a variety of other applications, including architectural coatings, polishing applications (including optical glass and CMP), plastics additives, medical diagnostics, textiles and graphic arts, energy control applications, and others. Recent activities have expanded our presence in the personal care space, with a new particle surface treatment process (coating) providing the basis for new product offerings. We saw our first revenue from products using our proprietary particle coating in 2016, which we have expanded in 2017 to include fully formulated finished products under our Solésence® brand. We had our first small amounts of Solésence® product revenue in 2017, and expect these sales to expand in 2018.

Because our technology can be applied to a wide variety of applications, we have focused our efforts on only a handful of applications to gain a depth of knowledge and leverage our learning curve. We have further increased our focus to primarily address product and market development in the personal care market. If we find a unique application outside of our core markets that does not require significant development resources then we may pursue it as “opportunistic” business. We believe this focused approach will contribute to a higher success rate for related opportunities than we would experience by pursuing more opportunities simultaneously.

Technology and Engineering

Our efforts in research and development, cosmetic formulating, process engineering and advanced engineering groups are focused in three major areas: 1) application development for our products; 2) creating or obtaining additional core material technologies and/or materials that have the capability to serve multiple markets; and 3) continuing to improve our core technologies to improve manufacturing operations and reduce costs.

Most of our research and development is directly related to applications and finished product development. We endeavor to either meet specific customer needs or to develop applications solutions to address unmet needs in a particular market where we believe our materials will offer a distinct performance advantage. We believe that aggressively pursuing applications in targeted areas will help us compete as a technical and commercial innovator using our materials expertise, and more importantly, become perceived as a solutions provider by our customers and not simply as another materials supplier.

Our total research and development expense, which includes all expenses relating to our technology and advanced engineering groups, during the years ended December 31, 2017 and 2016, was $1.7 million and $1.6 million, respectively. This represents our share of these expenses only and does not take into account amounts spent by any of our customers in support of new product development. Our future success will depend in large part upon our ability to develop products which bring a high degree of value to our customers’ products. Through the three-year period ended December 31, 2017, we had cumulative research and development expenses of approximately $4.6 million and cumulative expenditures on equipment and leasehold improvements of approximately $1.0 million.

Manufacturing Operations

We have manufacturing capacity based in two locations in the Chicago area. At each of these facilities, we are able to develop and supply advanced materials and bulk finished goods in quantities ranging from grams to metric tons. Our facilities are registered under ISO 9001 international standards and are cGMP compliant for applicable bulk pharmaceutical chemical ingredient and sunscreen manufacturing. We are also in the process of registering some of the chemicals we ship to customers in Europe pursuant to the European Chemical Agency’s regulations issued to date pertaining to Registration Evaluation and Authorization of Chemicals (“REACH”). We have registered Zinc Oxide and Aluminum Oxide under REACH and filed preliminary registrations for other materials. Our facilities are also registered under the international standard for environmental management, ISO 14001.

Our operations employ a cellular, team-based manufacturing approach, where workers operate in work “cells,” under a lean manufacturing environment to continuously advance and improve production capabilities. We have also developed a highly flexible workforce that has been cross- trained to allow it to be employed broadly across our manufacturing processes. Our manufacturing approach and targeted engineering actions have resulted in continuing process innovations and improvements that have reduced the variable manufacturing cost significantly over the past several years.

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

As of the date of this filing, we own 11 U.S. patents and 4 pending U.S. patent applications. We also own 47 foreign patents and patent applications consisting of 27 issued or allowed foreign patents and 20 pending foreign patent applications. All of the pending and owned foreign patents are counterparts to domestic filings covering our platform of nanotechnologies and surface treatments. Our oldest issued patents began to expire during 2013. We have 2 U.S. patents, along with their 6 foreign counterparts, that are set to expire in 2019. We do not believe that the expiration of these patents will have a material impact on our business or financial condition.

Competition

Within each of our targeted markets and product applications, we face potential competition from advanced materials and chemical companies, and suppliers of traditional materials. In many markets, the actual or potential competitors are larger and more diversified than we are; however, we believe we focus in market segments and opportunities where our materials and related technologies are superior to those of our competitors, often due to our ability to produce highly engineered products to meet specific performance requirements and develop advanced material solutions for customers’ specific applications.

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

In addition to competition in the advanced materials and related markets, our Solésence® subsidiary faces competition from a wide variety of offerings in the field of skin care. Solésence® competes with existing solutions as well as new solutions from various sources, including other product developers who seek to serve skin care brands and integrated brands who also manufacture their own products in-house, and must differentiate its value proposition in order to gain traction in this marketplace. We believe that our Solésence® technology, coupled with our expanding product formulations capability, will allow us to become a competitive player in this market.

Governmental Regulations, Including Climate Change

The manufacture and use of certain of the products that contain our metal oxides are subject to governmental regulations. As a result, we are required to adhere to the cGMP requirements of the FDA and similar regulations that include testing, control and documentation requirements enforced by periodic inspections. We are also in the process of registering some of the chemicals we ship to customers in Europe in compliance with the European Chemical Agency’s regulations issued to date pertaining to REACH (to date, we have registered Zinc Oxide and Aluminum Oxide under REACH and filed preliminary registrations for other materials).

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

We have taken a responsible, proactive approach to EH&S by implementing appropriate procedures and processes to have our facilities registered under ISO 14001, American National Standard, Environmental Management System Requirements. We are also involved with leading industry groups that are defining nanomaterial standards and protocols. These currently include the ASTM International Committee on Nanotechnology, and the US TAG to ISO TC 229 Nanotechnology committee managed by the American National Standards Institute committee (ANSI). We also participate in FDA reviews relative to cosmetic and applicable drug applications. We have a full-time, advanced degreed professional who spends a significant amount of time managing governmental regulation compliance and EH&S. We believe that our Company has an exemplary safety record.

Employees

On December 31, 2017, we had a total of 48 full-time employees, 4 of whom hold advanced degrees. We have no collective bargaining agreements and believe that we have a strong relationship with our employees, whom management believes represent the strength of our Company.

Backlog

We do not believe that a backlog as of any particular date is indicative of future results. Our sales are primarily pursuant to purchase orders for delivery of our advanced materials and Solésence® formulated products. We have some agreements that give customers the right to purchase a specific quantity of nanomaterials during a specified time period. These agreements, however, do not obligate the customers to purchase any minimum quantity of such nanomaterials. The quantities actually purchased by the customer, as well as the shipment schedules, are frequently revised during the agreement term to reflect changes in the customer’s needs. For these reasons we do not believe that such agreements are meaningful for determining backlog amounts.

Business Segment and Geographical Information

Our operations comprise a single business segment and all of our long-lived assets are located within the United States. See Note 13 to the accompanying Financial Statements for additional information.

Key Customers

A limited number of key customers account for a substantial portion of our commercial revenue. In particular, revenue from three customers - our largest customer in personal care applications (BASF), our largest coatings customer, and our medical diagnostics application customer - constituted approximately 61%, 11% and 4%, respectively, of our 2017 total revenue. Many of our customers are significantly larger than we are and, therefore, may be able to exert a high degree of influence over us. While our agreements with BASF are long-term agreements, they may be terminated by BASF under certain circumstances with reasonable notice and do not provide any guarantees that BASF will buy our products. The loss of one of our largest customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition. Due to the high concentration of sales to a limited number of customers, we have aggressively pursued new customers through our customer direct business model. To the extent we are successful in adding a large number of customers through this model and maintaining or expanding our existing partners, we believe we will be able to best manage the risks associated with customer concentration.

Forward-Looking Statements

We want to provide investors with more meaningful and useful information. As a result, this Annual Report on Form 10-K (the “Form 10-K”) contains certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements reflect our current expectations of the future results of our operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2018 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: our ability to be consistently profitable despite the losses we have incurred since our incorporation; a decision by a customer to cancel a purchase order or supply agreement in light of our dependence on a limited number of key customers; the terms of our supply agreements with BASF which could trigger a requirement to transfer technology and/or sell equipment to that customer; our potential inability to obtain working capital when needed on acceptable terms or at all; our ability to obtain materials at costs we can pass through to our customers, including Rare Earth elements, specifically cerium oxide, as well as high purity zinc; uncertain demand for, and acceptance of, our nanocrystalline materials and Solésence® products; our manufacturing capacity and product mix flexibility in light of customer demand; our limited marketing experience, including with our suite of Solésence® products; changes in development and distribution relationships; the impact of competitive products and technologies; our dependence on patents and protection of proprietary information; our ability to maintain an appropriate electronic trading venue for our securities; the impact of any potential new governmental regulations that could be difficult to respond to or costly to comply with; and the resolution of litigation or other legal proceedings in which we may become involved. In addition, our forward-looking statements could be affected by general industry and market conditions and growth rates. Readers of this Form 10-K should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

We have incurred net losses in each year since our inception, with net losses of $0.8 million in 2017 and $1.3 million in 2016. As of December 31, 2017, we had an accumulated deficit of approximately $96 million and may incur a loss on an annual basis during 2018. We believe that our business depends, among other things, on our ability to significantly increase revenue. If revenue fails to grow at anticipated rates or if operating expenses increase without a commensurate increase in revenue, or if we fail to adjust operating expense levels accordingly, then the imbalance between revenue and operating expenses will negatively impact our cash balances and our ability to achieve profitability in future periods.

We depend on a few major customers for a high percentage of our sales, and the loss of orders from a significant customer could cause a decline in revenue and/or increases in the level of losses incurred.

Sales to our customers are executed pursuant to purchase orders and long-term supply contracts; however, customers can cease doing business with us at any time with limited advanced notice. It is possible that a significant portion of our future sales may remain concentrated within a limited number of strategic customers. We may not be able to retain our strategic customers, such customers may cancel or reschedule orders, or in the event of canceled orders, such orders may not be replaced by other sales or by sales that are on as favorable terms. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter, which could affect our ability to achieve anticipated revenues on a quarterly basis.

Sales to our three largest customers accounted for 61%, 11% and 4%, respectively, of our total revenue in 2017 and sales to these same customers accounted for 69%, 4% and 5%, respectively, of our total revenue in 2016.

We plan to expand both our marketing and business development efforts and our production efficiency in order to address the issues of our dependence upon a limited number of customers, enhancement of gross profit and operating cash flows, and the achievement of profitability. Given the nature of our products, and the fact that markets for them are not yet fully developed, it is difficult to accurately predict when additional large customers will materialize. Going forward, our margins, as a percentage of revenue, will be dependent upon revenue mix, revenue volume, raw materials pricing, and our ability to effectively manage costs. The extent of the growth in revenue volume and the related gross profit that this revenue generates will be the main drivers in generating positive operating cash flows and, ultimately, net income.

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

We frequently depend on collaborative development relationships with our customers. If we are unable to initiate or sustain such collaborative relationships or if the terms of these relationships limit the distribution of our products, then we may be unable to successfully develop, manufacture or market our current and future advanced materials, applications, or products.

We have established, and will continue to pursue, strategic relationships with many of our customers and do not have a substantial direct sales force or an established distribution network (other than distribution arrangements for research samples). Through these relationships, we seek to develop new applications for our materials and share development and manufacturing resources. We also seek to coordinate the development, manufacture and marketing of our advanced materials products, particularly as a result of our selling additives that must be integrated into complete formulations by the customer. With our advanced materials products, future success will depend, in part, on our continued relationships with these customers and our ability to enter into similar strategic relationships with other customers. Our customers may not continue in these collaborative development relationships, may not devote sufficient resources to the development or sale of our materials or may enter into strategic development relationships with our competitors. These customers may also require a share of control of these collaborative programs. While less prevalent than in the past, some of our agreements with these customers limit our ability to license our technology to others and/or limit our ability to engage in certain product development or marketing activities with others. These relationships generally can be terminated unilaterally by customers. With our Solésence® products, we design, produce and often package finished formulations for our customers. We intend to rely on the sales and marketing channels of our customers, who are responsible for the direct consumer marketing and sales contact. Their ability to market and sell these products to their customers will directly impact our ability to achieve growth in these markets.

If we are unable to initiate or sustain such collaborative relationships or if the terms of these relationships materially limit our access to distribution channels for our products, then we may be unable to successfully develop, manufacture or market our current and future advanced materials, applications, or products.

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

Due to the expanding length of time required in order to obtain a patent, and the inherent ongoing risks of the protections truly provided by any patent, we made a decision during 2008 that we could no longer place a value on these intangible assets. We have, and may in the future, license certain of our intellectual property, such as trademarks and know-how, to third parties. While we would attempt to ensure that any licensees maintain the quality and value of our brand, these licenses might diminish this quality and value.

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

Our success will depend, in part, on our ability to manufacture advanced materials and Solésence® products in significant quantities, with consistent quality and in an efficient and timely manner. We expect to be able to expand our current facilities or obtain additional facilities in the future, and outsource production aspects as necessary, available and appropriate, in order to respond to unexpected demand for existing materials and products or for new materials and products that we do not currently make in quantity. Such unplanned demand, if it resulted in rapid expansion, could create a situation where growth could become difficult to manage, which could cause us to lose potential revenue.

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

The advanced materials industry is new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. The market for materials having the characteristics and potential uses of our nanomaterials is the subject of intensive research and development efforts by both governmental entities and private enterprises around the world. We believe that the level of competition will increase further as more product applications with significant commercial potential are developed. The nanomaterials product applications that we are developing will compete directly with products incorporating both conventional and advanced materials and technologies. While commercially available competitive products may not possess the same attributes as those we offer, other companies may develop and introduce new or competitive products. Our competitors may succeed in developing or marketing materials, technologies and better or less expensive products than the ones we offer. In addition, many of our potential competitors have substantially greater financial and technical resources, and greater manufacturing and marketing capabilities than we do. If we fail to provide advanced materials at an acceptable price, or otherwise compete on a commodity basis with producers of conventional materials, we will lose market share and revenue to our competitors.

In addition to competition in the advanced materials and related markets, our Solésence® subsidiary faces competition from a wide variety of offerings in the field of skin care. Solésence® competes with existing solutions as well as new solutions from various sources, including other product developers who seek to serve skin care brands and integrated brands who also manufacture their own products in-house, and must differentiate its value proposition in order to gain traction in this marketplace.

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

We expect to expend resources on research, development and product testing, and in expanding current capacity or capability for new business. In addition, we may incur significant costs in preparing, filing, prosecuting, maintaining and enforcing our patents and other proprietary rights. We may need additional financing if we were to lose an existing customer or suffer a significant decrease in revenue from one or more of our customers or because of currently unknown capital requirements, new regulatory requirements or the need to meet the cash requirements discussed below to avoid a triggering event under our BASF agreement. Given our expected growth in our Solésence® business, we may also have temporary working capital demands that we cannot fund with existing capital, while remaining in compliance with the covenants included in our BASF supply agreement described below. If necessary, we may seek funding through public or private financing and through contracts with governmental entities or other companies. Additional financing may not be available on acceptable terms or at all. If we are unable to obtain adequate funds, we may be required to delay, scale-back or eliminate some of our manufacturing and marketing operations or we may need to obtain funds through arrangements on less favorable terms. Such circumstances could raise doubt as to our ability to continue as a going concern. If we obtain funding on unfavorable terms, we may be required to relinquish rights to some of our intellectual property.

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

We currently have a supply agreement with BASF that contains provisions which could potentially result in a mandatory license of technology and/or sale of production equipment to BASF, providing capacity sufficient to meet BASF’s production needs. Under our supply agreement with BASF, a “triggering event” also would occur:

●	if our earnings for a twelve-month period ending with our most recently published quarterly financial statements are less than zero and our cash, cash equivalents and certain investments are less than $1 million, or

●	upon the acceleration of any debt maturity having a principal amount of more than $10 million, or if we become insolvent as defined in the supply agreement.

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

We may be subject to product liability claims in the event that any of our products are alleged to be defective or cause harmful effects to humans or physical environments. Because our nanomaterials are used in other companies’ products, to the extent our customers become subject to suits relating to their products, these claims may also be asserted against us. As our Solésence®, LLC subsidiary sells fully formulated skin care products, we are now supplying completed products in addition to ingredients. We may incur significant costs including payment of significant damages, in defending or settling product liability claims. Although we maintain insurance for product liability claims, our coverage may not prove sufficient. Even if a suit is without merit and regardless of the outcome, claims can divert management time and attention, injure our reputation and adversely affect demand for our materials and finished products.

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

The manufacture and use of certain products that contain our advanced materials and our Solésence® products are subject to extensive governmental regulation, including regulations promulgated by the FDA, the U.S. Environmental Protection Agency and OSHA. As a result, we are required to adhere to the requirements of the regulations of governmental authorities in the United States and other countries, including regulations issued to date pertaining to REACH. These regulations could increase our cost of doing business and may render some potential markets prohibitively expensive. In addition, new rules or regulations could impose restrictions or prohibitions on certain materials being marketed with or incorporated into certain applications, which could limit our ability to sell our advanced materials and Solésence® products in the marketplace.

A large investor and his affiliates have significant influence on all matters requiring stockholder approval because they beneficially own a large percentage of our common stock and they may vote their shares of common stock in ways with which other stockholders disagree.

As of March 14, 2018, Bradford T. Whitmore, together with his affiliates, Grace Brothers, Ltd. and Grace Investments, Ltd., beneficially owned approximately 47% of the outstanding shares of our common stock. The current ownership position of Mr. Whitmore and his affiliates could delay, deter or prevent a change of control or adversely affect the price that investors might be willing to pay in the future for shares of our common stock. The interests of Mr. Whitmore and his affiliates may differ from the interests of our other stockholders and they may vote the common stock they beneficially own in ways with which our other stockholders disagree. R. Janet Whitmore, one of our directors since 2003 and a stockholder, is the sister of Mr. Whitmore.

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

Our manufacturing operations in Burr Ridge are registered under ISO 9001, and we believe that our manufacturing operations are within the cGMP requirements of the FDA for products that require such compliance. Our facilities are also registered under ISO 14001 which is the international standard for environmental management.

The Romeoville facility houses our headquarters, advanced engineering, manufacturing (including nanoparticle coating, nanoparticle dispersion and pilot-scale manufacturing) and research and development with three applications development and formulating laboratories. The Romeoville facility has a quality control laboratory designed for the dual purposes of validating operations to cGMP and ISO standards and production process control. This laboratory is equipped to handle many routine analytical and in-process techniques that are currently required. All Romeoville manufacturing processes are registered under ISO 9001 and ISO 14001, and we believe that the particle coating processes used for our ingredients and fully formulated sunscreens and cosmetic products for personal care are in compliance with the cGMP requirements of the FDA.

We lease our Romeoville and Burr Ridge facilities. During October 2016 we entered into an amendment to our Industrial Lease Agreement for the facility in Romeoville, Illinois, which, among other things, extended the term of such lease through December 31, 2024. On March 14, 2017, we entered into a new Building Lease for the Burr Ridge facility that began in September 2017 and will end during September 2021, with our option to further extend this lease by three additional one-year periods. During 2016 we also renewed the lease for our offsite warehouse through August 2019.

We believe that our leased facilities provide sufficient capacity to fulfill current known customer demand as well as allow for the creation of substantial additional space to enable expansion of key production processes. We believe additional facilities could be obtained in the area at competitive prices if necessary to support growth. We believe that our capital expenditures made in 2017, and projected for 2018, will support currently anticipated demand from existing customers. Our actual future capacity requirements will depend on many factors, including new and potential customer acceptance of our current and potential advanced materials, applications and products, both expected and currently unplanned growth from existing customers, continued progress in our research and development activities and product testing programs and the magnitude of these activities and programs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information; Holders; Dividends

Our common stock is traded on the OTCQB marketplace, operated by OTC Markets Group, since voluntarily delisting from the Nasdaq Capital Market on March 20, 2012. Our symbol, “NANX”, did not change as a result of this venue transfer. The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock on the OTCQB marketplace:

	High	Low
Fiscal year ended December 31, 2017:
First Quarter	$0.78	$0.57
Second Quarter	0.74	0.61
Third Quarter	0.76	0.63
Fourth Quarter	0.74	0.36
Fiscal year ended December 31, 2016:
First Quarter	$0.48	$0.37
Second Quarter	0.73	0.44
Third Quarter	0.87	0.57
Fourth Quarter	0.81	0.40

On March 14, 2018, the last reported sale price of our common stock was $0.43 per share, and there were 139 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently anticipate paying any cash dividends or other distributions on our common stock in the foreseeable future. We intend instead to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors deemed relevant by our Board of Directors. Our Business Loan Agreement, dated as of March 4, 2018, requires us to obtain the written consent of Libertyville Bank and Trust Company prior to paying any cash dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plan

The following table gives information about our common stock that may be issued upon the exercise of options and rights under our 2010 Equity Compensation Plan (the “2010 Equity Plan”) on December 31, 2017. The 2010 Equity Plan replaced the 2004 Equity Compensation Plan (the “2004 Plan”), the 2005 Non-Employee Director Restricted Stock Plan (as amended, the “2005 Plan”), and the Amended and Restated 2006 Stock Appreciation Rights Plan (the “2006 Plan”).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans Approved by Shareholders	3,228,000	$0.73	796,000
Plans Not Approved by Shareholders	None	$—	None

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

Overview

Nanophase is an advanced materials and applications developer and commercial manufacturer with an integrated family of materials technologies. We produce engineered nano and “non-nano” materials for use in a variety of diverse markets: personal care including sunscreens as active ingredients and in fully formulated cosmetics of our own design, architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, medical diagnostics, energy (including solar control) and a variety of surface finishing technologies (polishing) applications, including optics. Finally, we have expanded our offerings beyond active ingredients to include targeted full formulations of skin care products, marketed and sold by our wholly-owned subsidiary, Solésence®, LLC.

We target markets in which we believe practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers, and our Solésence® solutions to cosmetics and skin care brands. Recently developed technologies have made certain new products possible and opened potential new markets. For example, we have applied our skills at producing precisely defined nanomaterials to now create and sell larger, “non-nano” material products. Our focus is on customer need where we believe we have an advantage, as opposed to finding uses for one particular technology. We expect growth in end-user (manufacturing customers, including customers of our customers) adoption in 2018 and beyond. Our initiatives in targeted market areas are progressing at differing rates of speed, but we have been broadly moving through testing and development cycles, and in a number of cases believe we are approaching first revenue or next stage revenue with particular customers in the industries referenced above. For example, during 2015 we were granted a patent on a new type of particle surface treatment (coating), which became the cornerstone of our new product development in personal care, with first revenue recognized during 2016. In addition, through the creation of our Solésence®, LLC subsidiary, we use this particle surface treatment to manufacture and sell fully developed solutions to targeted customers in the skin care industry, in addition to the additives we have traditionally sold in the personal care area. During 2015 and 2016 we developed and began to sell solutions in the energy management (particularly solar control) industry. We believe that the products that we have designed for this industry remain valuable to the market, although we are currently focusing the greatest part of our business development efforts on building and expanding our Solésence® brand and product suite. We believe that successful introduction of our finished skin care products and materials with manufacturers may lead to follow-on orders for other finished products and materials in their applications. We expect that we will both work more deeply with current customers and attract additional customers, which should help us achieve growth in these markets in 2018 and beyond.

At the same time, we look for opportunities to partner with established entities in order to further our mutual goals. During June 2017, we entered into a series of agreements with Eminess Technologies, Inc. (“ETI”), an entity that is well established in selling materials for surface finishing (polishing) applications. We intend to continue serving this market while devoting significant assets behind our Solésence® products. These agreements are intended to accomplish both. ETI will sell our products, in some cases by making and selling those products themselves under an exclusive license and paying us a royalty, and in other cases through an exclusive supply arrangement with us. ETI purchased equipment from us for $36,000 and paid us a one-time fee of $250,000 for assisting ETI in its development of dispersion technology relevant to polishing solutions.

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

Results of Operations

Years Ended December 31, 2017 and 2016

Total revenue increased to $12,471,000 in 2017, compared to $10,783,000 in 2016. A substantial majority of our revenue for each year is from our largest customers, in particular, sales to our largest customer in personal care and sunscreen applications. Product revenue, the primary component of our total revenue, increased to $12,129,000 in 2017, compared to $10,720,000 in 2016. This increase was due both from an increase in revenue from our second largest customer (coatings), from 4% of revenue in 2016 to 11% of revenue in 2017, and to increased revenue from our largest customer (personal care). Revenue from our top three customers was approximately 61%, 11% and 4%, respectively, in 2017, compared to 69%, 4% and 5% for the same customers in 2016.

Other revenue increased to $342,000 in 2017, compared to $63,000 in 2016. This increase primarily related to the technology development agreement between Nanophase and ETI, which included a one-time technology development fee of $250,000 that management has classified as “other revenue.” Other revenue also includes customer-paid shipping charges, and any other customer-paid development projects.

Cost of revenue generally include costs associated with commercial production and customer development arrangements. Cost of revenue increased to $8,621,000 in 2017, compared to $7,543,000 in 2016. The increase in cost of revenue was primarily driven by the increase in product revenue volume, increases in the costs of zinc metal raw material, and manufacturing inefficiencies pertaining to our new personal care materials, which kept our annual gross margin similar (approximately 30%) to that of the prior year. We expect to continue new materials development, primarily using our NanoArc® synthesis and dispersion technologies, for targeted applications, new markets, and for our formulated Solésence® products during 2018 and beyond. At current revenue levels we have generated a positive gross margin, though margins have been impeded by not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support significantly higher levels of revenue volume. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to continue to cut costs and pass commodity market-driven raw materials increases on to customers, and the speed and efficiency with which we are able to scale up production for our Solésence® products. We expect that, as product revenue volume increases, our fixed manufacturing costs would be more efficiently absorbed, which should lead to increased margins as we grow. We expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets, but may or may not realize absolute dollar gross margin growth through 2018 and beyond, dependent upon the factors discussed above.

Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with the development or acquisition of new product applications, new finished product formulations, and coating formulations and the cost of enhancing our manufacturing processes. As an example, we are focusing the bulk of our resources on developing new product formulations as we expand marketing and sales efforts relating to our Solésence®-enabled products. This work has led to several new products and additional potential new products.

Having demonstrated the capability to produce pilot quantities of mixed-metal oxides in a single crystal phase, we do not expect development of further variations on these materials to present material technological challenges. Many of these materials exhibit performance characteristics that can enable them to serve in various catalytic applications. We are now working on several related commercial opportunities using the same materials. We expect that this technique should enable us to scale to large quantity commercial volumes. We also have an ongoing advanced engineering effort that is focused on the development of new advanced materials as well as the refinement of existing nanomaterials, as dictated by our customer-driven marketing strategy. We are not certain when or if any significant revenue will be generated from the production of the materials described above.

Research and development expense increased to $1,736,000 in 2017, compared to $1,554,000 in 2016. The primary reasons for this increase were salary, outside testing, and materials charges associated with the development and launch of our Solésence® line of personal care products and related capabilities. We also had an increase in patent legal spending, in part related to additional surface treatment applications and in part related to solar control applications. We expect similar spending in this area during 2018 as we continue with these efforts.

Selling, general and administrative expense decreased to $2,886,000 in 2017, compared to $2,954,000 in 2016. The net decrease was primarily attributed to lower professional fees, some timing related, offset by higher testing fees associated with the launch of our Solésence® personal care solutions. We expect 2018 expenses in this area to be approximately 5% higher and driven largely by the selling function, as we plan to launch products in personal care, and other areas, depending on the status of certain initiatives.

We had no interest income in either 2017 or 2016. Interest expense was $34,000 in 2017, compared to $15,000 in 2016, due to the impact of capital leases on some of our equipment.

Inflation

We believe inflation has not had a material effect on our operations or financial position. However, supplier price increases and wage and benefit inflation, both of which represent a significant component of our costs of operations, may have a material effect on our operations and financial position in 2018 and beyond if we are unable to pass through any increases under present contracts or through to our markets in general.

Liquidity and Capital Resources

Our cash amounted to $1,955,000 as of December 31, 2017, compared to $1,779,000 on December 31, 2016. The net cash used in our operating activities for the year ended December 31, 2017 was $960,000 compared to $241,000 for the year ended December 31, 2016. This was largely due to an increase in accounts receivable and inventory as of December 31, 2017, partially offset by an increase in accounts payable as of December 31, 2017. Net cash used in investing activities amounted to $72,000 for the year ended December 31, 2017, compared to $165,000 for the year ended December 31, 2016. Cash capital expenditures amounted to approximately $209,000 and $128,000 for the years ended December 31, 2017 and 2016, respectively. We received $137,000 during 2017 related to the sale of fixed assets that we no longer utilize. Net cash provided by financing activities was $1,208,000 in 2017, compared to $910,000 in 2016. On December 20, 2017, we sold 2.5 million shares of our common stock to our largest investor for $1,000,000 in proceeds. On February 10, 2016, we sold 2.6 million shares of our common stock to the same investor for $988,000 in proceeds. No selling commission or other remuneration was paid in connection with either transaction. We have used, and expect to continue to use, the proceeds for general corporate purposes. Additionally, on March 4, 2016, we extended our Line of Credit Agreement with Libertyville Bank and Trust, a Wintrust Community Bank (“Libertyville”), until March 2017. During February 2017, we further extended this agreement until March 2018. Outstanding borrowings were $300,000 and $0 on this line of credit as of December 31, 2017, and December 31, 2016, respectively. During March 2018, we executed a new business loan agreement with Libertyville (the “New Line of Credit Agreement”) on substantially similar terms, except the revolving credit limit was increased from $300,000 to $500,000, and there were certain limitations imposed on our ability to, among other things, incur additional indebtedness for borrowed money outside the ordinary course of business (like a capital lease, receivables factoring or a mortgage), sell, lease or use our assets as collateral for additional credit, pay cash dividends or engage in certain business transactions without Libertyville’s prior written consent. Amounts due under the New Line of Credit Agreement must be paid in full on March 4, 2019. For more information regarding the New Line of Credit Agreement, see Note 3 to our Financial Statements referred to in Part II, Item 8 of this Annual Report on Form 10-K.

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under these agreements require that we maintain a minimum of $1 million in cash, cash equivalents and certain investments, and that we not have the acceleration of any debt maturity having a principal amount of more than $10 million, in order to avoid triggering the customer’s potential right to transfer certain technology and equipment to that customer at a contractually-defined price. We had approximately $2.0 million in cash on December 31, 2017 and borrowings under our line of credit of $300,000. This supply agreement and its covenants are more fully described in Note 12, and our line of credit is more fully described in Note 3, to our Financial Statements referred to in Part II, Item 8, of this Annual Report on Form 10-K.

We believe that cash from operations and cash on hand, in addition to unused borrowing capacity, will be adequate to fund our operating plans through 2018. Given our expected growth in our Solésence® business, we are monitoring the temporary working capital demands that this could create, with timing being the most critical variable. Our actual future capital requirements in 2018 and beyond will depend on many factors, including customer acceptance of our current and potential advanced materials, applications, and products, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell our advanced materials, applications, and products. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, we expect that capital spending relating to currently known capital needs for 2018 will be between $400,000 and $650,000, and we could enter into one or more financing leases to finance these acquisitions, subject to the provisions of our New Line of Credit Agreement. If those projects are delayed or ultimately prove unsuccessful, or if we fail to obtain financing on acceptable terms to us, we would expect our capital expenditures may fall below the lower end of the range. Similarly, substantial success in business development projects may cause the actual 2018 capital investment to exceed the top of this range.

Should events arise that make it appropriate for us to seek additional financing, such additional financing may not be available on acceptable terms or even at all, and any such additional financing could be dilutive to our shareholders. Such financing could be necessitated by such things as the loss of an existing customer; a significant decrease in revenue from one or more of our customers; temporary working capital demands resulting from our expected growth in our Solésence® business that we cannot fund with existing capital; currently unknown capital requirements considering the factors described above; new regulatory requirements that are outside our control; the need to meet previously discussed cash requirements to avoid a triggering event under our BASF agreement; or various other circumstances coming to pass that we currently do not anticipate. The failure to have access to sufficient capital to fund our business plans may result in a curtailment or other change in those plans, and under such circumstances, may raise doubt as to our ability to continue as a going concern.

On December 31, 2017, we had a net operating loss carryforward of approximately $83 million for income tax purposes. Because the Company may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the remaining carryforward will expire at various dates between January 1, 2018 and December 31, 2037. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosures. It should be noted that in designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management necessarily was required to apply its judgment regarding the design of our disclosure controls and procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer (who is serving as both our principal executive officer and our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance.

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed under the supervision of the Company’s principal executive and principal financial officer in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2017.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting. Frank J. Cesario resigned from his position as the Company's Chief Financial Officer effective as of November 17, 2017. Commencing on such date, Jess A. Jankowski, the Company's Chief Executive Officer, assumed the duties and responsibilities of the Company's principal financial officer, in addition to serving as the Company's principal executive officer. The Company's management, including the Chief Executive Officer and principal financial officer, confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On March 26, 2018, we executed a new Business Loan Agreement (the “New Line of Credit Agreement”), dated as of March 4, 2018, with Libertyville, our primary bank, which replaces the Line of Credit Agreement with Libertyville that expired on March 4, 2018. Under the New Line of Credit Agreement, Libertyville will provide a maximum of (i) $500,000 or (ii) two times the sum of (a) 75% of our eligible accounts receivables and (b) our cash deposited with Libertyville, whichever is less, of revolving credit to us, collateralized by a senior priority lien on our accounts receivables, inventory, equipment, general intangibles and fixtures. Interest is payable monthly on any advances at a floating interest rate of the prime rate at the time plus 1%. We must have $1 million in cash, inclusive of the borrowed amount, at Libertyville on the date of any advance. Advances may only occur at the beginning or end of a fiscal quarter and must be repaid in full within five business days of the advance. Amounts due under the New Line of Credit Agreement must be paid in full on March 4, 2019. While the New Line of Credit Agreement is in effect, we cannot, among other things, engage in any business activities substantially different than those in which we are presently engaged, and there are limitations imposed on our ability to, among other things, incur additional indebtedness for borrowed money, including capital leases, sell, transfer, mortgage, assign, pledge, lease or grant a security interest in or encumber any of our assets, sell with recourse any of our accounts other than to Libertyville, cease operations, merge, transfer, acquire or consolidate with any other entity, change our name, dissolve or transfer or sell collateral outside the ordinary course of business, pay any cash dividends, loan, invest in or advance money or assets to any other person or entity, purchase, create or acquire any interest in any other entity, or incur any obligation as a surety or guarantor other than in the ordinary course of business, in each case without Libertyville’s prior written consent.

We intend to utilize this borrowing capacity for short-term working capital needs on an as-needed basis. The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Business Loan Agreement, the Promissory Note and the Commercial Security Agreement between the Company and Libertyville, all of which are dated March 4, 2018 and were executed on March 26, 2018, which are filed as Exhibits 10.33, 10.34 and 10.35, respectively, to this Form 10-K and are incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Set forth below is certain information regarding the directors of the Company.

Name	Age	Position with Company	Served as Director Since	Term Expires	Class
James A. Henderson	83	Chairman of the Board of Directors	2001	2019	I
James A. McClung, Ph.D.	80	Director	2000	2019	I
R. Janet Whitmore	63	Director	2003	2019	I
		President, Chief Executive Officer
Jess A. Jankowski	52	and Director	2009	2020	II
Richard W. Siegel, Ph.D.	80	Director	1989	2020	II
W. Ed Tyler	65	Director	2011	2020	II
George A. Vincent, III	73	Director	2007	2018	III

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

Mr. McClung has served as a director of the Company since February 2000, and is chair of the Audit and Finance Committee. Currently he is Chair and CEO of Lismore International, a global business advisory firm. He retired as a senior vice president and executive officer for FMC Corporation (which has since split into 3 public corporations: FMC Corporation; TechnipFMC; JB Technologies), a leading producer of a diversified portfolio of chemicals and machinery. He has over 30 years of global business development and operational experience in over 75 countries. This includes managing and developing new technologies and operational processes, and strategic partnerships, for diversified global businesses, including specialized chemicals, process machinery, and health care systems while living in the United States, Europe and Africa. In addition to serving currently on the Boards of Directors of Nanophase, and 4 D Healthware, and the Nuseed advisory board, he previously served on other corporate boards: Amway Corporation; NCCI; Turtle Wax; Beaulieu Corporation; and Hu-Friedy. He was a founding member of the US-Russia Business Council and is active in other international business organizations, such as Japan American Society, Chicago Council on Global Affairs, Economic Club of Chicago and the Executive Club of Chicago. He is an active Emeritus Trustee for the College of Wooster (Ohio). Mr. McClung earned a bachelor’s degree from the College of Wooster (Ohio), master’s degree from the University of Kansas, and a doctorate from Michigan State University. We believe that Mr. McClung’s extensive global business development and worldwide management experience, including experience in the specialty chemical industry, make him a valuable member of our Board of Directors.

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

Mr. Jankowski joined the board in February 2009. He has served as the Company’s President and Chief Executive Officer since that time. Mr. Jankowski has also served as the Company’s principal financial officer and principal accounting officer since November 17, 2017. After joining the Company in 1995, Mr. Jankowski held offices including Vice President of Finance, Chief Financial Officer, Secretary, Treasurer and Controller. From 1990-1995 he served as Controller for two building and public works contractors in the Chicago area, during which time he had significant business development responsibilities. From 1986 to 1990, he worked for Kemper Financial Services in their accounting control corporate compliance unit, serving as unit supervisor during his last two years. Mr. Jankowski holds a B.S. from Northern Illinois University and an M.B.A. from Loyola University. He served on the TechAmerica Midwest Board from 2008 to 2012 and was a past member of the TechAmerica Midwest CFO Committee. He was appointed to the Advisory Board of the Nanobusiness Commercialization Association in 2009. Mr. Jankowski was also appointed to the Romeoville Economic Development Commission and served from 2004 to 2010. He has also served on the advisory board of NITECH (Formerly WESTEC), an Illinois Technology Enterprise Center focusing on the commercialization of advanced manufacturing technologies from 2003 to 2008. In 2009, Mr. Jankowski was appointed to the board of directors of the Northern Illinois Technology Foundation, an economic development and technology transfer entity that is part of Northern Illinois University. We believe that Mr. Jankowski’s long-term and intimate experience with Nanophase operations, along with his financial and management expertise, makes him a valuable member of our Board of Directors.

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

Meetings of the Board and Committees -- During the year ended December 31, 2017, the Board of Directors held five meetings, all of which were attended by each director. No director missed more than one committee meeting (for committees on which they served) during 2017.

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

The Audit and Finance Committee generally has responsibility for retaining the Company’s independent public auditors, reviewing the plan and scope of the accountants’ annual audit, reviewing the Company’s internal control functions and financial management policies, reviewing and approving all related party transactions, and reporting to the Board of Directors regarding all of the foregoing. The Audit and Finance Committee held eight meetings during 2017. The Board of Directors has determined that Mr. Vincent and Mr. McClung are the “audit committee financial experts” as described in applicable SEC rules. Each member of the Audit and Finance Committee is independent, as defined in applicable SEC rules.

The Compensation Committee generally has responsibility for establishing executive officer and key employee compensation, reviewing, and establishing the Company’s executive compensation, evaluating our Outside Director compensation, and reporting to the Board of Directors regarding the foregoing. The Compensation Committee also has responsibility for administering the 2010 Equity Compensation Plan, as amended (the “2010 Equity Plan”), determining the number of options, if any, to be granted to the Company’s employees and consultants pursuant to the 2010 Equity Plan and reporting to the Board of Directors regarding the foregoing. Regarding most compensation matters, including executive compensation, our management provides recommendations to the Compensation Committee; however, the Compensation Committee does not delegate any of its functions to others in setting compensation. The Compensation Committee does not currently utilize external consultants in executive or director compensation matters. The Compensation Committee held five meetings during 2017. Each member of the Compensation Committee is independent, as defined in applicable SEC rules, is a “non-employee director” as defined in Rule 16b-3 under the Exchange Act and is an “Outside Director” as defined by the regulations under Section 162(m) of the Internal Revenue Code.

The Nominating and Corporate Governance Committee generally has responsibility for evaluating and nominating candidates to serve on the Board of Directors, and for establishing and reviewing our Corporate Governance Principles. Five of the six members of the Nominating and Corporate Governance Committee are independent, as defined in applicable SEC rules. The Nominating and Corporate Governance Committee held one meeting during 2017.

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

Name	Age	Position
Kevin Cureton	56	Chief Commercial Officer
Nancy Baldwin	66	Vice President - Human Resources and Investor Relations

Mr. Cureton joined the Company in November 2012 as Vice President of Sales, Marketing and Business Development. Effective January 1, 2018, Mr. Cureton was named Chief Commercial Officer. His chemical industry experience has spanned more than twenty years with companies including twelve years at AMCOL, where one of his roles was Managing Director of its nanomaterial-based Health & Beauty Solutions division. Prior to that, he made significant contributions at Air Products, Borden, and other entities. He holds an undergraduate degree in chemical engineering from Carnegie Mellon University and an M.B.A. from the University of Chicago.

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

The Board of Directors elects executive officers and such executive officers, subject to the terms of their employment agreements, serve at the discretion of the Board of Directors. Messrs. Jankowski and Cureton, and Ms. Baldwin, each have employment agreements with the Company. See Item 11 below. There are no family relationships among any of the directors or officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Exchange Act requires the Company’s officers (as defined under Section 16), directors and persons who beneficially own greater than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of the forms we have received and on written representations from certain reporting persons that no such forms were required for them, we believe that during 2017 all Section 16 filing requirements applicable to our officers, directors and 10% beneficial owners were complied with by such persons.

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation for each of our named executive officers in U.S. dollars for the years ended December 31, 2017 and 2016.

			Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation
		Salary	($)	($)	($)	($)	Total
Name and Principal Position	Year	($)	(1)	(2)	(3)	(4)	($)
Jess Jankowski	2017	$317,471	$—	$44,242	$—	$21,613	$383,326
Chief Executive Officer	2016	$305,831	$—	$23,247	$—	$22,960	$352,038
Kevin Cureton	2017	$201,346	$—	$27,310	$—	$16,574	$245,230
Chief Commercial Officer	2016	$186,411	$—	$14,656	$—	$23,666	$224,733
Nancy Baldwin	2017	$157,342	$—	$19,663	$—	$9,221	$186,227
Vice President Human Resources and Investor Relations	2016	$166,686	$—	$10,613	$—	$9,348	$186,647
Frank Cesario	2017	$166,936	$—	$19,663	$—	$2,555	$189,154
Former Chief Financial Officer (5)	2016	$169,834	$—	$10,613	$—	$1,224	$181,671

(1)	Any amounts earned during 2017 and 2016 would have been paid in early 2018 and 2017, respectively. Bonus compensation is driven by Company performance against its goals as ultimately determined by the Compensation Committee of the Board of Directors. A set of Company-level objectives is created at the beginning of the year, focusing on total revenue, revenue growth, particular sources of revenue growth, business development achievements, cash flows and related targets, as well as a small discretionary component designed to capture items not specifically listed. Each measure has varying levels of achievement, which is reflected in the aggregate bonus measurement. The resulting bonus calculation is then applied to each individual’s bonus potential as a percentage of salary. Although total revenue growth was approximately 16% and 4% during 2017 and 2016, respectively, performance targets were not met and thus no bonus was awarded to any of the named executive officers for 2017 or 2016.

(2)	The amounts in this column represent the aggregate grant date fair value of awards granted in 2017 and 2016 in accordance with FASB ASC Topic 718. See Note 10 of the notes to our financial statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining the FASB ASC Topic 718 values.

(3)	None.

(4)	The amounts in this column represent 401(k) match (total for executive officers of $6,094 during 2017 and none during 2016), health and life insurance. Health insurance benefits are the same for all employees. Life insurance is provided in the amount of one times the annual base salary with a maximum of $150,000.

(5)	Mr. Cesario resigned from his position as Chief Financial Officer effective November 17, 2017.

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

Effective as of September 25, 2008, we entered into an employment agreement with Ms. Nancy Baldwin providing for an annual full-time base salary of not less than $150,000. No term has been assigned to Ms. Baldwin’s employment agreement. If Ms. Baldwin is terminated other than for “cause” (as such term is defined in Ms. Baldwin’s employment agreement), Ms. Baldwin will receive severance benefits in an amount equal to Ms. Baldwin’s base salary for 26 weeks. In addition, all stock options granted to Ms. Baldwin prior to termination will become fully vested and exercisable in connection with the applicable option grant agreement and the 2010 Equity Plan.

Effective as of June 24, 2009, we entered into an employment agreement with Mr. Frank Cesario providing for an annual base salary of not less than $150,000. We also granted to Mr. Cesario options to purchase up to 20,000 shares of common stock at an exercise price of $1.07 per share with options for one-third of such shares becoming exercisable on each of the first three anniversaries of the date of grant. No term was assigned to Mr. Cesario’s employment agreement. As subsequently amended during 2012, if Mr. Cesario would have been terminated other than for “cause” (as such term was defined in Mr. Cesario’s employment agreement), Mr. Cesario would have received severance benefits in an amount equal to Mr. Cesario’s base salary for 26 weeks. Mr. Cesario resigned from his position as Chief Financial Officer effective November 17, 2017 and did not receive any severance benefits under his employment agreement in connection with such resignation.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding each unexercised option held by each of our named executive officers as of December 31, 2017.

	OPTION AWARDS					STOCK AWARDS
name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($)

Jess Jankowski
	23,000	-0-		$3.140	05/12/18
	30,000	-0-		$1.020	05/04/19
	27,000	-0-		$1.700	05/03/20
	85,000	-0-		$1.260	05/02/21
	98,000	-0-		$0.300	08/07/22
	90,000	-0-		$0.415	02/14/23
	90,000	-0-		$0.520	02/13/24
	54,000	27,000	(1)	$0.440	02/18/25
	23,000	46,000	(2)	$0.420	02/23/26
	-0-	81,000	(3)	$0.680	02/21/27
						—	—
Kevin Cureton
	52,000	-0-		$0.300	11/28/22
	48,000	-0-		$0.415	02/14/23
	75,000	-0-		$0.520	02/13/24
	33,333	16,667	(1)	$0.440	02/18/25
	14,500	29,000	(2)	$0.420	02/23/26
	-0-	50,000	(3)	$0.680	02/21/27
						—	—

Nancy Baldwin
	15,000	-0-		$3.140	05/12/18
	30,000	-0-		$1.020	05/04/19
	27,000	-0-		$1.700	05/03/20
	31,000	-0-		$1.260	05/02/21
	41,000	-0-		$0.300	08/07/22
	39,000	-0-		$0.415	02/14/23
	40,000	-0-		$0.520	02/13/24
	24,000	12,000	(1)	$0.440	02/18/25
	10,500	21,000	(2)	$0.420	02/23/26
	-0-	36,000	(3)	$0.680	02/21/27
						—	—
Frank Cesario (4)
	20,000	-0-		$1.070	06/24/19
	20,000	-0-		$1.700	05/03/20
	31,000	-0-		$1.260	05/02/21
	18,204	-0-		$0.440	02/18/25
	10,500	-0-		$0.420	02/23/26

(1)	The grants expiring February 18, 2025 vest in three equal installments on February 18, 2016, 2017 and 2018.

(2)	The grants expiring February 23, 2026 vest in three equal installments on February 23, 2017, 2018 and 2019.

(3)	The grants expiring February 21, 2027 vest in three equal installments on February 21, 2018, 2019 and 2020.

(4)	Any options that were unvested and unexercisable upon Mr. Cesario’s resignation from the Company effective November 17, 2017 were canceled upon his resignation. The options set forth in this table remained exercisable for 90 days after his resignation, at which time any that remained unexercised were canceled.

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

Payments. The following table quantifies the estimated payments that would be made in each covered circumstance to the following named executive officers:

	Termination by		involuntary termination in connection with or
Name	company Without Cause (1)	Change in Control (2)	following a change in control (3)
Jess Jankowski	$326,011	$6,761	$645,261
Kevin Cureton	$105,485	$4,235	$105,485
Nancy Baldwin	$91,061	$3,061	$91,061

(1)	This amount represents the severance benefits that would be received under the executive officer’s employment agreement as described had the executive officer been terminated by the Company without cause on December 31, 2017, including the value of any stock options that would have accelerated in connection with such termination. For this purpose, the closing price of our common stock as of December 29, 2017, the last business day of 2017, was used. The amount represents the difference between the exercise price of any unvested options and $0.52.

(2)	This amount represents an estimate of the value that would have been received under the 2010 Equity Plan had a change in control occurred as of December 31, 2017 and the executive officers benefited from an acceleration of vesting in the 2010 Equity Plan awards, as described above. For this purpose, the closing price of our common stock as of December 29, 2017, the last business day of 2017, was used. The amount represents the difference between the exercise price of any unvested options and $0.52.

(3)	This amount represents an estimate of the payments and value (including acceleration of vesting of equity-based awards) that would have been received by the executive officers had the executive officers been terminated by the Company without cause on December 31, 2017 in connection with a change in control on this date. For this purpose, the closing price of our common stock as of December 29, 2017, the last business day of 2017, was used. The amount represents the difference between the exercise price of any unvested options and $0.52.

(4)	Our former Chief Financial Officer, Mr. Frank Cesario, resigned from his position effective November 17, 2017 and did not receive any severance benefits or acceleration of vesting of his stock options in connection with such resignation.

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

In 2017, we paid quarterly compensation to the Chairman of the Board of Directors, for an annual total of $22,000. We paid quarterly compensation to the Chairman of the Audit and Finance Committee and to the Chairman of the Compensation Committee totaling $18,000 to each. Each of our other Outside Directors was paid quarterly compensation for an annual total of $16,000 per Outside Director for services performed in their capacity as a director.

During the first quarter of 2017, we granted our Outside Directors stock options totaling 69,000 shares under the 2010 Equity Plan, as follows: the Chairman of the Board of Directors received stock options to purchase 15,000 shares of our common stock, the Chairman of the Audit and Finance Committee and the Chairman of the Compensation Committee each received stock options to purchase 12,000 shares of our common stock and each of our other Outside Directors received stock options to purchase 10,000 shares of our common stock. Our Outside Directors had the following shares of our common stock underlying stock options (both vested and unvested) outstanding as of December 31, 2017: Mr. Henderson: 65,150 shares; Mr. McClung: 96,270 shares; Mr. Vincent: 86,850 shares; Ms. Whitmore: 81,100 shares; Dr. Siegel: 81,100 shares; and Mr. Tyler: 76,520 shares.

In 2005, we adopted, and our stockholders approved, the 2005 Non-Employee Director Restricted Stock Plan (the “Director Restricted Stock Plan”) which reserved 150,000 shares of our common stock to be issued to Outside Directors in the form of restricted shares. In 2005, no awards were made under the Director Restricted Stock Plan. In 2005, we also adopted the Non-Employee Director Deferred Compensation Plan (the “Director Deferred Compensation Plan”) which permits an Outside Director to defer the receipt of director fees until separation from service or the Company undergoes a change in control. We amended the Director Restricted Stock Plan in 2005 to permit an Outside Director to defer receipt of restricted stock granted under it. The deferred restricted shares are accounted for under the Director Deferred Compensation Plan and issued upon separation from service or the Company’s change in control. Under the Director Deferred Compensation Plan, the deferred fees that would have been paid in cash are deemed invested in 5-year U.S. Treasury Bonds during the deferral period. The accumulated hypothetical earnings are paid following the Outside Director’s separation from service or the Company’s change in control. The deferred fees that would have been paid as restricted shares are deemed invested in our common stock during the deferral period. The Director Deferred Compensation Plan is an unfunded, nonqualified deferred compensation arrangement. In 2009, all Outside Directors elected to defer receipts of all of the restricted shares they became entitled to under the Director Restricted Stock Plan, which was consolidated into the 2010 Equity Plan.

All Outside Directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board and committee meetings.

2017 Outside Director Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
James A. Henderson	$22,000	$8,193	$30,193
James A. McClung	$18,000	$6,554	$24,554
W. Ed Tyler	$18,000	$6,554	$24,554
R. Janet Whitmore	$16,000	$5,462	$21,462
George A. Vincent, III	$16,000	$5,462	$21,462
Dr. Richard Siegel	$16,000	$5,462	$21,462

(1)	The amounts in this column represent the aggregate grant date fair value of awards granted in fiscal 2017 in accordance with FASB ASC Topic 718. See Note 10 of the notes to our financial statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining the FASB ASC Topic 718 values.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF MANAGEMENT

AND PRINCIPAL STOCKHOLDERS

The following table sets forth, as of March 14, 2018 certain information with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of common stock, (2) each of our directors, (3) each of our named executive officers and (4) all of our current executive officers and directors as a group. There were 33,847,793 shares of common stock outstanding as of March 14, 2018.

Name	Number of Shares Beneficially Owned (1)		Percent of Shares Beneficially Owned
Bradford T. Whitmore	15,993,599	(2)	47.3%
Spurgeon Corporation	3,034,710	(3)	9.0%
Grace Brothers, Ltd.	2,433,300	(4)	7.2%
John H. Conley, Jr.	2,340,000	(5)	6.9%
James A. Henderson	533,215	(6)	1.6%
Richard W. Siegel, Ph.D.	461,571	(7)	1.4%
James A. McClung	132,683	(8)	*
W. Ed Tyler	65,280	(9)	*
R. Janet Whitmore	1,553,733	(10)	4.6%
George A. Vincent, III	77,483	(11)	*
Jess A. Jankowski	636,801	(12)	1.9%
Kevin Cureton	270,667	(13)	*
Nancy Baldwin	292,987	(14)	*
Frank Cesario	83,783	(15)	*
All current executive officers and directors as a group (9 persons)	4,024,420	(16)	11.4%

Unless otherwise indicated below, the person’s address is the same as the address for the Company.

*Denotes beneficial ownership of less than one percent.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Includes 2,433,300 shares of common stock held by Grace Brothers, Ltd., 601,410 shares of common stock held by Grace Investments, Ltd. and 12,907,435 shares held by Bradford T. Whitmore, as well as 51,454 shares held by his daughter. Mr. Whitmore is a general partner of both Grace entities. In such capacities, Mr. Whitmore shares voting and investment power with respect to the shares of common stock held by the Grace entities. This information is based on information reported on a Form 4 filed on December 21, 2017 with the SEC. The address of the stockholder is 1603 Orrington Avenue, Suite 900, Evanston, Illinois 60201.

(3)	Includes 2,433,300 shares of common stock held by Grace Brothers, Ltd. and 601,410 shares of common stock held by Grace Investments, Ltd. Spurgeon Corporation is a general partner of both Grace entities and shares voting and investment power with respect to the shares of common stock held by such Grace entities. This information is based on information reported on the Form 4 referenced above. The address of the stockholder is 1603 Orrington Avenue, Suite 900, Evanston, Illinois 60201.

(4)	This information is based on information reported on the Form 4 referenced above. The address of the stockholder is 1603 Orrington Avenue, Suite 900, Evanston, Illinois 60201.

(5)	This information is based on information reported on Schedule 13G/A filed with the SEC on December 29, 2017. The address of the stockholder is 8 Rene Carr Street, Elkton, Maryland 21921.

(6)	Includes Mr. Henderson’s 51,100 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 14, 2018.

(7)	Includes Dr. Siegel’s 71,733 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 14, 2018.

(8)	Includes Mr. McClung’s 85,030 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 14, 2018, as well as 30,071 shares held by his spouse.

(9)	Includes Mr. Tyler’s 65,280 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 14, 2018.

(10)	Includes Ms. Whitmore’s 71,733 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 14, 2018, as well as 238,493 shares held by her children.

(11)	Includes Mr. Vincent’s 77,483 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 14, 2018.

(12)	Includes Mr. Jankowski’s 597,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 14, 2018, as well as 1,000 shares held by his spouse.

(13)	Includes Mr. Cureton’s 270,667 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 14, 2018.

(14)	Includes Ms. Baldwin’s 292,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 14, 2018.

(15)	Mr. Cesario resigned from his position as Chief Financial Officer effective November 17, 2017. This information is based on Mr. Cesario’s last Form 4 filing on November 17, 2017.

(16)	Includes all current executive officers and directors as a group’s 1,582,026 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 14, 2018.

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

We did not engage in any transactions in which a related person had or will have a direct or indirect material interest during 2017 or 2016, except for the December 20, 2017 sale of 2.5 million shares of our common stock and the February 2016 sale of 2.6 million shares of our common stock, both to our largest shareholder, Bradford T. Whitmore, at a price of $0.40 and $0.38 per share, respectively, for proceeds of $1.0 million and $988,000, respectively, which were each reviewed and approved in advance by our Audit and Finance Committee pursuant to the parameters described above. No related person transactions are currently contemplated.

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

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate amount billed by our principal accountant, RSM US LLP (“RSM”), for audit services performed for the fiscal years ended December 31, 2017 and 2016 was approximately $176,000 and $142,000, respectively. Audit services include the auditing of financial statements and quarterly reviews.

Audit Related Fees. There were no audit related fees billed by RSM for the years ended December 31, 2017 and 2016, which may include costs incurred for reviews of registration statements, assistance with Staff comment letters, and consultation on various accounting matters in support of our financial statements.

Tax Fees. There were no fees billed by our principal accountant for tax related services for the fiscal years ended December 31, 2017 and 2016.

All Other Fees. Other than those fees described above, during the fiscal years ended December 31, 2017 and 2016, there were no other fees billed for services performed by our principal accountant.

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

Report of RSM US LLP, Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2017 and 2016
Statements of Operations for the Years Ended December 31, 2017 and 2016
Statements of Stockholders’ Equity for the Years Ended December 31, 2017 and 2016
Statements of Cash Flows for the Years Ended December 31, 2017 and 2016

Notes to Financial Statements

2.	A list of exhibits required to be filed as part of this Form 10-K is set forth in the Exhibit Index beginning on page E-1 of this Form 10-K, and is incorporated herein by reference.

Item 16. Form 10-K Summary

NONE.

NANOPHASE TECHNOLOGIES CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Nanophase Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nanophase Technologies Corporation (the Company) as of December 31, 2017 and 2016, the related statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the financial statements . In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2001.

Schaumburg, Illinois

March 30, 2018

NANOPHASE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	(in thousands except share and per share data)
	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash	$1,955	$1,779
Trade accounts receivable, less allowance for doubtful accounts of $5 on December 31, 2017 and 2016	1,115	434
Inventories, net	1,139	772
Prepaid expenses and other current assets	415	442
Total current assets	4,624	3,427

Equipment and leasehold improvements, net	1,624	1,395
Other assets, net	18	20
	$6,266	$4,842
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$300	$0
Current portion of capital lease obligations	143	107
Accounts payable	1,038	669
Accrued expenses	543	521
Total current liabilities	2,024	1,297

Long-term portion of capital lease obligations	416	110
Long-term deferred rent	410	466
Asset retirement obligations	184	178
Total long-term liabilities	1,010	754

Contingent liabilities	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 42,000,000 shares authorized; 33,847,793 and 31,229,996 shares issued and outstanding on December 31, 2017 and December 31, 2016, respectively	338	312
Additional paid-in capital	98,563	97,359
Accumulated deficit	(95,669)	(94,880)
Total stockholders’ equity	3,232	2,791
	$6,266	$4,842

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

	(in thousands except share and per share data)
	Years ended December 31,
	2017	2016

Revenue:
Product revenue	$12,129	$10,720
Other revenue	342	63
Total revenue	12,471	10,783

Operating expense:
Cost of revenue	8,621	7,543
Gross profit	3,850	3,240

Research and development expense	1,736	1,554
Selling, general and administrative expense	2,886	2,954
Loss from operations	(772)	(1,268)
Interest expense	(34)	(15)
Other, net	17	—
Loss before provision for income taxes	(789)	(1,283)
Provision for income taxes	—	—
Net loss	$(789)	$(1,283)

Net loss per share-basic and diluted	$(0.03)	$(0.04)

Weighted average number of basic and diluted common shares outstanding	31,335,956	30,911,869

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands except share data)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance on December 31, 2015	—	$—	28,585,496	$286	$96,172	$(93,597)	$2,861

Sale of common stock	—	—	2,600,000	26	962	—	988
Stock option exercises	—	—	44,500	—	18	—	18
Stock-based compensation	—	—	—	—	207	—	207
Net loss for the year ended December 31, 2016	—	—	—	—	—	(1,283)	(1,283)
Balance on December 31, 2016	—	$—	31,229,996	$312	$97,359	$(94,880)	$2,791

Sale of common stock	—	—	2,500,000	25	975	—	1,000
Stock option exercises	—	—	117,797	1	46	—	47
Stock-based compensation	—	—	—	—	183	—	183
Net loss for the year ended December 31, 2017	—	—	—	—	—	(789)	(789)
Balance on December 31, 2017	—	$—	33,847,793	$338	$98,563	$(95,669)	$3,232

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

	(in thousands)
	Years ended December 31,
	2017	2016
Operating activities:
Net loss	$(789)	(1,283)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	344	610
Impairment (gain on disposal) of fixed asset	(12)	54
Share-based compensation	183	207
Changes in assets and liabilities related to operations:
Trade accounts receivable	(681)	73
Inventories	(367)	(110)
Prepaid expenses and other assets	27	(194)
Accounts payable	369	161
Accrued expenses	(34)	241
Net cash used in operating activities	(960)	(241)

Investing activities:
Acquisition of equipment and leasehold improvements	(209)	(128)
Proceeds from disposal of equipment	137	—
Payment of accounts payable incurred for the purchase of equipment and leasehold improvements	—	(37)
Net cash used in investing activities	(72)	(165)

Financing activities:
Principal payment on capital leases	(139)	(96)
Proceeds from line of credit	300	—
Proceeds from sale of common stock	1,000	988
Proceeds from exercise of stock options	47	18
Net cash provided by financing activities	1,208	910
Increase in cash and cash equivalents	176	504
Cash and cash equivalents at beginning of period	1,779	1,275
Cash and cash equivalents at end of period	$1,955	$1,779

Supplemental cash flow information:
Interest paid	$34	$15

Supplemental non-cash investing and financing activities:
Capital lease obligations incurred in the purchase of equipment	$481	$75

(See accompanying Notes to Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share and per share data or as otherwise noted herein)

(1)	Description of Business

Nanophase Technologies Corporation (“Nanophase”, “Company”, “we”, “our”, or “us”) is an advanced materials and applications developer and commercial manufacturer with an integrated family of materials technologies. We produce engineered nano and “non-nano” materials for use in a variety of diverse markets: personal care including sunscreens as active ingredients and in fully formulated cosmetics of our own design, architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, medical diagnostics, energy (including solar control) and a variety of surface finishing technologies (polishing) applications, including optics. We have expanded our offerings beyond active ingredients to include targeted full formulations of skin care products, marketed and sold by our wholly-owned subsidiary, Solésence®, LLC.

We target markets in which we believe practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our advanced materials to various end-use applications manufacturers, and our Solésence® solutions to cosmetics and skin care brands. Recently developed technologies have made certain new products possible and opened potential new markets. During 2015 we were granted a patent on a new type of particle surface treatment (coating), which became the cornerstone of our new product development in personal care, with first revenue recognized during 2016. In addition, through the creation of our Solésence®, LLC subsidiary, we utilize this particle surface treatment to manufacture and sell fully developed solutions to targeted customers in the skin care industry, in addition to the additives we have traditionally sold in the personal care area.

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

Cash

Cash primarily consists of demand deposits.

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

Inventories

Inventories are stated at the lower of cost, maintained on a first in, first out basis, or net realizable value. We have recorded allowances to reduce inventory relating to excess quantities of certain materials. Write-downs of inventories establish a new cost basis, which is not increased for future increases in market value of inventories or changes in estimated excess quantities.

Equipment and Leasehold Improvements

Equipment is stated at cost and is being depreciated over its estimated useful life (3-20 years) using the straight-line method. Leasehold improvements are stated at cost and are being amortized using the straight-line method over the shorter of the useful life of the asset or the term of the lease (3-7 years). Depreciation expense for leased assets is included with depreciation expense for owned assets. From time to time we have self- constructed assets. These assets are stated at cost plus the capitalization of labor and are depreciated over an estimated useful life (7-10 years) using the straight-line method.

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

Activity in the asset retirement obligation account for the years ended December 31, is as follows:

	2017	2016
Balance, beginning	$178	$172
Accretion of liability due to passage of time	6	6
Amortization of asset due to passage of time	—	—
Balance, ending	$184	$178

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

There were no financial assets or liabilities adjusted to fair value on December 31, 2017 and 2016.

Product Revenue

Product revenue consists of sales of product that are recognized when realized and earned. This occurs when persuasive evidence of an arrangement exists, title transfers via shipment of products or when delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.

Other Revenue

Other revenue may include revenue from technology license fees and paid development projects. Technology license fees and paid development projects are recognized when earned pursuant to the agreed upon contractual arrangement, when performance obligations are satisfied, the amount is fixed or determinable, and collectability is reasonably assured. We recognized a one-time technology development fee of $250,000 in 2017 relating to our agreement with Eminess Technologies, Inc.

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

We have not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. We file tax returns in all appropriate jurisdictions, which includes a federal tax return and Illinois state tax return. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in selling, general and administrative expenses in the statements of operations. As of December 31, 2017 and 2016, we had no liability for unrecognized tax benefits.

Earnings Per Share

Options to purchase approximately 646,000 shares of common stock that were outstanding as of December 31, 2017 were not included in the computation of earnings per share for the year ended December 31, 2017, as the impact of such shares would be both negligible and anti-dilutive. Options to purchase approximately 859,000 shares of common stock that were outstanding as of December 31, 2016 were not included in the computation of earnings per share for the year ended December 31, 2016, as the impact of such shares would be both negligible and anti-dilutive.

New Accounting Pronouncements

During May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, and several related updates including ASU No. 2016-08 and ASU No. 2016-10, which supersedes nearly all existing revenue recognition guidance under U.S. generally accepted accounting principles. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. Additionally, the guidance requires certain disclosures designed to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which is our first quarter of 2018. We adopted the provisions of ASU 2014-09 and ASU 2015-14 for the year beginning January 1, 2018 and have elected the modified retrospective approach. We have assessed the impact of adoption on our material revenue streams, evaluated the new disclosure requirements, and identified and implemented appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new guidance. Based on completing this assessment, we have determined that the adoption of the guidance will not result in a material impact on our consolidated financial statements.

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

During July 2014 we entered into a bank-issued letter of credit and related promissory note for up to $30,000 in borrowings to support our obligations under our facility lease agreement. We then sold our certificates of deposit. No borrowings have been incurred under this promissory note. Should any borrowings occur in the future, the interest rate would be the prime rate plus 1%, with the bank having the right to “set off” or apply unpaid balances against our checking account if we fail to meet our obligations under any borrowings under the note. It is our intention to renew this note annually, for as long as we need to do so pursuant to the terms of our facility lease agreement. Because there were no amounts outstanding on the note at any time during 2017 or 2016, we have recorded no related liability on our balance sheet.

During March 2015, we entered into a Business Loan Agreement (the “Line of Credit Agreement”) with Libertyville Bank and Trust Company, a Wintrust Community Bank (“Libertyville”), our primary bank. This Line of Credit Agreement was subsequently amended on April 13, 2015 and was extended on each of March 4, 2016 and February 14, 2017. Under the Line of Credit Agreement, as amended, Libertyville will provide a maximum of $300,000 or 75% of our eligible accounts receivable, whichever is less, of revolving credit, collateralized by a senior priority lien on our accounts receivable, inventory, equipment, general intangibles and fixtures. Interest on any borrowings would be the prime rate at the time plus 1%. Availability to draw on the line requires us to have at least $1 million in cash, including any amounts borrowed, at Libertyville on the date of any advance. Advances may only occur at the beginning or end of a fiscal quarter and must be repaid in full within five days of the advance. Borrowings on this line were $300,000 on December 31, 2017. These borrowings were repaid in January 2018. The Line of Credit Agreement expired on March 4, 2018.

On March 26, 2018, we executed a new Business Loan Agreement (the “New Line of Credit Agreement”), dated as of March 4, 2018, with Libertyville, which replaces the Line of Credit Agreement with Libertyville that expired on March 4, 2018. Under the New Line of Credit Agreement, Libertyville will provide a maximum of (i) $500,000 or (ii) two times the sum of (a) 75% our eligible accounts receivables and (b) our cash deposited with Libertyville, whichever is less, of revolving credit to us, collateralized by a senior priority lien on our accounts receivables, inventory, equipment, general intangibles and fixtures. Interest is payable monthly on any advances at a floating interest rate of the prime rate at the time plus 1%. We must have $1 million in cash, inclusive of the borrowed amount, at Libertyville on the date of any advance. Advances may only occur at the beginning or end of a fiscal quarter and must be repaid in full within five business days of the advance. Amounts due under the New Line of Credit Agreement must be paid in full on March 4, 2019. While the New Line of Credit Agreement is in effect, we cannot, among other things, engage in any business activities substantially different than those in which we are presently engaged, and there are limitations imposed on our ability to, among other things, incur additional indebtedness for borrowed money, including capital leases, sell, transfer, mortgage, assign, pledge, lease or grant a security interest in or encumber any of our assets, sell with recourse any of our accounts other than to Libertyville, cease operations, merge, transfer, acquire or consolidate with any other entity, change our name, dissolve or transfer or sell collateral outside the ordinary course of business, pay any cash dividends, loan, invest in or advance money or assets to any other person or entity, purchase, create or acquire any interest in any other entity, or incur any obligation as a surety or guarantor other than in the ordinary course of business, in each case without Libertyville’s prior written consent.

(4)	Inventories

Inventories consist of the following:

	As of December 31,
	2017	2016
Raw materials	$297	$283
Finished goods	863	510
	1,160	793
Allowance for excess quantities	(21)	(21)
	$1,139	$772

(5)	Equipment and Leasehold Improvements Equipment and leasehold improvements consist of the following:

	As of December 31,
	2017	2016
Machinery and equipment	$14,936	$14,587
Office equipment	811	790
Office furniture	110	110
Leasehold improvements	4,839	4,814
Construction in progress	157	75
	20,853	20,376
Less: Accumulated depreciation and amortization	(19,229)	(18,981)
	$1,624	$1,395

Depreciation expense was $336 and $605, for the years ended December 31, 2017 and 2016, respectively.

(6)	Lease Commitments

We lease our operating facilities under operating leases. During October 2016 we entered into a Third Lease Amendment related to our primary facility in Romeoville, Illinois, extending the term of the lease through December 31, 2024. The current monthly rent on this lease amounts to $37.

During March 2017, we entered into a new Building Lease for our Burr Ridge, Illinois facility that began in September 2017 and extends through September 2021, with our having the option to further extend this lease by three additional one-year periods. The current monthly rent on this lease amounts to $14. During 2016 we also renewed our lease for offsite warehouse in Romeoville, Illinois, through August 2019. The current monthly rent on this lease amounts to $7.

The following is a schedule of future minimum lease payments including real estate taxes as required under the above operating leases, as well as the remaining lease payments under capital leases as referenced below:

	Operating	Capital
Year ending December 31:	Leases	Leases
2018	$699	144
2019	689	141
2020	587	134
2021	554	91
2022	420	49
Thereafter	869	—
Total minimum payments required:	$3,819	$559

Rent expense, including real estate taxes, under these leases amounted to $621 and $597, for the years ended December 31, 2017 and 2016, respectively. Amortization expense related to assets under capital lease is included in depreciation expense.

On December 31, 2017 equipment under capital leases had a cost of $757 with accumulated depreciation of $43, compared to $362 and $62, respectively, on December 31, 2016. Principal and interest payments are due monthly under the capital lease obligations through October 2022. The remaining payments under capital leases include principal of $559 and interest of $100. We entered into three new capital leases during 2017 for $481 and a 5-year duration (through 2022). We entered into one new capital lease during 2016 for $75 and a 5-year duration (through August 2021), and recognized an impairment charge, reducing the value of two other pieces of capital equipment by $54 in aggregate.

(7)	Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2017	2016
Accrued payroll and related expenses	$196	$167
Customer net volume rebate payable	214	201
Other	133	153
	$543	$521

(8)	Income Taxes

Our net income tax provision, including both current and deferred, related to U.S. federal and state income taxes, is none.

A reconciliation of income tax expense to the amount computed by applying the Federal income tax rate to loss before provision for income taxes as of December 31, 2017 and 2016 is as follows:

	2017	2016
Income tax credit at statutory rates	$(268)	$(436)
Nondeductible expenses	2	2
State income tax, net of federal benefits	(45)	(66)
Effect of US tax rate change	9,284	0
Expiration of stock options	188	149
Other	0	(5)
Change in valuation allowance	(9,161)	356
	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income taxes consist of the following:

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$23,520	$31,935
Inventory and other allowances	12	16
Charitable contribution carryforwards	2	5
Excess (tax) book depreciation	577	805
Excess (tax) book amortization	53	69
Share-based compensation	885	1,328
Other accrued costs	167	219
Total deferred tax assets	25,216	34,377

Less: Valuation allowance	(25,216)	(34,377)
Deferred income taxes	$—	$—

The valuation allowance decreased approximately $9.2 million and increased $0.4 million for the years ended December 31, 2017 and 2016, respectively (with no expiring net operating loss carryforwards and credits for either period; a portion of the charitable contribution carryforward expired during 2017 and 2016) due principally to the change in the Federal tax rate, the change in State tax rate, the change in the net operating loss carryforward and uncertainty as to whether future taxable income will be generated prior to the expiration of the carryforward period. Under the Internal Revenue Code, certain ownership changes, including the prior issuance of preferred stock and our public offering of common stock, may subject us to annual limitations on the utilization of our net operating loss carryforward. As of December 31, 2017, the amounts subject to limitations have not yet been determined.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant changes in U.S. tax law, including a reduction in the corporate tax rates, changes in net operating loss carryforwards and carrybacks and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the enacted rate. This revaluation resulted in a reduction in the deferred tax asset and valuation allowance of $9.3 million. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the financial statements as of December 31, 2017 and for the year then ended. With the new legislation, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information prepared or analyzed in reasonable detail to complete its accounting for the change in tax law. There is no impact on the current year income tax expense for the federal corporate tax rate change due to our current year taxable loss and the calculation related to the change is complete.

We had net operating loss carryforwards for tax purposes of approximately $83 million on December 31, 2017, which expire between 2018 and 2037.

(9)	Capital Stock

As of December 31, 2017 and 2016, we had 24,088 authorized but unissued shares of preferred stock. In addition, as of December 31, 2017, 796,000 authorized but unissued shares of common stock have been reserved for future equity grants under our 2010 Equity Compensation Plan. During August 2016, our stockholders authorized an additional 7,000,000 shares of common stock, increasing our authorized shares of common stock from 35,000,000 to 42,000,000 authorized shares. Our stockholders also authorized an additional 1,200,000 shares of common stock that may be issued pursuant to our 2010 Equity Compensation Plan.

(10)	Stock Options and Stock Grants

We have entered into stock option agreements with certain officers, employees and directors. The stock options generally expire ten years from the date of grant.

Employee Stock Options

We follow ASC Topic 718, Share-Based Payments, in which compensation expense is recognized only for share-based payments expected to vest. We recognized compensation expense related to stock options of $183 and $207 for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, there was approximately $241 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 1.9 years.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for options granted for all years presented:

	Years Ended December 31,
	2017	2016

Weighted-average risk-free interest rates:	2.1%	1.5%

Dividend yield:	0.00%	0.00%

Weighted-average expected life of the option:	7 years	7 years

Weighted-average expected stock price volatility:	94%	95%

Weighted-average fair value of the options granted:	$0.55	$0.36

We use the Black−Scholes option pricing model to determine the fair value of stock-based compensation. The Black−Scholes model requires us to make several assumptions, including the estimated length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and estimated forfeitures. Expected price volatility of the fiscal 2017 and 2016 grants is based on the daily market rate changes of our stock going back to January 1, 2011. The shares granted in fiscal 2017 and 2016 had a vesting period of three years and a contractual life of 10 years. Forfeitures were estimated at 4% for the years ended December 31, 2017 and 2016, based on our historical experience. The Black−Scholes model also requires a risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of the grant, and the dividend yield on our common stock, which is assumed to be zero since we do not pay dividends and have no current plans to do so in the future. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related expense recognized on the statement of operations. We recognize stock-based compensation expense on a straight-line basis.

The following table summarizes the option activity for our employees and directors during the year ended December 31, 2017:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual	Aggregate
	(rounded)	per	Term	Intrinsic
Options	Shares	Share	(years)	Value
Outstanding on January 1, 2017	2,933,000	$0.81

Granted	515,000	$0.68
Exercised	(118,000)	$0.40
Forfeited or expired	(189,000)	$2.08

Outstanding on December 31, 2017	3,141,000	$0.73	5.8	$183
Exercisable on December 31, 2017	2,296,000	$0.79	4.8	$147

Shares available for grant	796,000

The aggregate intrinsic value in the table above is based on our closing stock price of $0.52 on the last business day for the year ended December 31, 2017.

During the years ended December 31, 2017 and 2016, the total intrinsic value of our stock options exercised was $26 and $19, respectively. Cash received for option exercises was $47 and $18 during the years ended December 31, 2017 and 2016, respectively. We had approximately 118,000 options exercised during the year ended December 31, 2017, compared to 44,000 in 2016. Based on our election of the “with and without” approach, no realized tax benefits from stock options were recognized for the years ended December 31, 2017 and 2016.

(11)	401(k) Profit-Sharing Plan

We have a 401(k) profit-sharing plan covering substantially all employees who meet defined service requirements. During 2017, we implemented a new Company contribution program, in which 10% of the employee’s contribution will be matched up to an 8% contribution (for a match of up to 0.8% of a participant’s salary). Contributions made in 2017 aggregated $19. No contributions were made in 2016.

(12)	Significant Customers and Contingencies

Revenue from three customers constituted approximately 61%, 11% and 4%, respectively, of our 2017 revenue. Amounts included in accounts receivable on December 31, 2017 relating to these three customers were approximately $6, $446 and $35, respectively. Revenue from these three customers constituted approximately 69%, 4% and 5%, respectively, of our 2016 revenue. Amounts included in accounts receivable on December 31, 2016 relating to these three customers were approximately $6, $432 and $35, respectively. The loss of one of these significant customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

We currently have exclusive supply agreements with BASF Corporation (“BASF”), our largest customer, that have contingencies outlined which could potentially result in the license of technology and/or the sale of production equipment from the Company to the customer intended to provide capacity sufficient to meet the customer’s production needs. This outcome may occur if we fail to meet certain performance requirements, certain other obligations and/or certain financial condition covenants. The financial condition covenants in one of our supply agreements with BASF “trigger” a technology transfer right (license and equipment sale at BASF’s option) in the event (a) that earnings for the twelve-month period ending with our most recently published quarterly financial statements are less than zero and our cash, cash equivalents and certain investments are less than $1 million, or (b) of an acceleration of any debt maturity having a principal amount of more than $10 million. Our supply agreements with BASF also “trigger” a technology transfer right in the event of our insolvency, as further defined within the agreements. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at either 115% of the equipment’s net book value or the greater of 30% of the original book value of such equipment, and any associated upgrades to it, or 115% of the equipment’s net book value, depending on the equipment and related products.

We believe that we have sufficient cash and credit availability (See Liquidity and Capital Resources in Management’s Discussion and Analysis in Part II, Item 7 of this Form 10-K for a further discussion, as well as the description of our Line of Credit Agreement described in Note 3) to operate our business during 2018. If a triggering event were to occur and BASF elected to proceed with the license and related equipment sale mentioned above, we would receive royalty payments from this customer for products sold using our technology; however, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by our agreement with the customer. Similar consequences would occur if we were determined to have materially breached certain other provisions of the supply agreement with BASF. Any such event would also likely result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success and it could be difficult to replace them quickly. Given the occurrence of any such event, we might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on us. Finally, any shortfall in capital needed to operate the business as management intends, including with respect to avoiding this triggering event as described above, may result in a curtailment of certain activities or anticipated investments.

We expect to expend resources on research, development and product testing, and in expanding current capacity or capability for new business. In addition, we may incur significant costs in preparing, filing, prosecuting, maintaining and enforcing our patents and other proprietary rights. We may need additional financing if we were to lose an existing customer or suffer a significant decrease in revenue from one or more of our customers or because of currently unknown capital requirements, new regulatory requirements or the need to meet the cash requirements discussed above to avoid a triggering event under our BASF agreement. Given our expected growth in our Solésence® business, we may also have temporary working capital demands that we cannot fund with existing capital, while remaining in compliance with the covenants included in our BASF agreement described above. If necessary, we may seek funding through public or private financing and through contracts with governmental entities or other companies. Additional financing may not be available on acceptable terms or at all, and any such additional financing could be dilutive to our shareholders. If we are unable to obtain adequate funds, we may be required to delay, scale-back or eliminate some of our manufacturing and marketing operations or we may need to obtain funds through arrangements on less favorable terms. Such circumstances could raise doubt as to our ability to continue as a going concern. If we obtain funding on unfavorable terms, we may be required to relinquish rights to some of our intellectual property.

(13)	Business Segmentation and Geographical Distribution

Revenue from international sources approximated $1,835 and $1,039 for the years ended December 31, 2017 and 2016, respectively. As part of our revenue from international sources, we recognized approximately $1,713 and $902 in product revenue from a number of German companies, in the aggregate, for the years ended December 31, 2017 and 2016, respectively.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States.

(14)	Subsequent Events

As discussed in Note 3, the Line of Credit Agreement with our primary bank (Libertyville) expired in March 2018, but during March 2018 we executed the New Line of Credit Agreement with Libertyville. Under the New Line of Credit Agreement, Libertyville will provide a maximum of (i) $500,000 or (ii) two times the sum of (a) 75% of our eligible accounts receivables and (b) our cash deposited with Libertyville, whichever is less, of revolving credit to us, collateralized by a senior priority lien on our accounts receivables, inventory, equipment, general intangibles and fixtures. Interest is payable monthly on any advances at a floating interest rate of the prime rate at the time plus 1%. We must have $1 million in cash, inclusive of the borrowed amount, at Libertyville on the date of any advance. Advances may only occur at the beginning or end of a fiscal quarter and must be repaid in full within five business days of the advance. Amounts due under the New Line of Credit Agreement must be paid in full on March 4, 2019. While the New Line of Credit Agreement is in effect, we cannot, among other things, engage in any business activities substantially different than those in which we are presently engaged, and there are limitations imposed on our ability to, among other things, incur additional indebtedness for borrowed money, including capital leases, sell, transfer, mortgage, assign, pledge, lease or grant a security interest in or encumber any of our assets, sell with recourse any of our accounts other than to Libertyville, cease operations, merge, transfer, acquire or consolidate with any other entity, change our name, dissolve or transfer or sell collateral outside the ordinary course of business, pay any cash dividends, loan, invest in or advance money or assets to any other person or entity, purchase, create or acquire any interest in any other entity, or incur any obligation as a surety or guarantor other than in the ordinary course of business, in each case without Libertyville's prior written consent.

EXHIBIT INDEX

Exhibit
Number

2	Plan and Agreement of Merger dated as of November 25, 1997 by and between the Company and its Illinois predecessor, incorporated by reference to Exhibit 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 10-K”), SEC File No. 000-22333.

3(i).1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the 1997 10-K, SEC File No. 000-22333.

3(i).2	First Amendment to the Certificate of Incorporation of the Company dated July 27, 2006, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed July 27, 2006, SEC File No. 000-22333.

3(i).3	Second Amendment to the Certificate of Incorporation of the Company dated August 23, 2010, incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed July 9, 2010, SEC File No. 000-22333.

3(i).4	Third Amendment to the Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 29, 2016.

3(ii).1	By-Laws of the Company, incorporated by reference to Exhibit 3.2 to the 1997 10-K, SEC File No. 000-22333.

4.1	Specimen stock certificate representing common stock, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed November 4, 1997 (File No. 333-36937) (the “Form S-1/A”).

4.2	Form of Warrants, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed October 1, 1997 (File No. 333-36937) (the “IPO S-1”).

4.3	Certificate of Designations of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, SEC File No. 000-22333.

4.4	Stock Purchase Agreement dated March 23, 2004 between the Company and Altana Chemie AG, incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”), SEC File No. 000-22333.

4.5	Registration Rights Agreement dated March 23, 2004 between the Company and Altana Chemie AG, incorporated by reference to Exhibit 4.11 to the 2003 10-K, SEC File No. 000-22333.

4.6	Stock Purchase Agreement dated August 25, 2006 between the Company and Rohm and Haas Electronic Materials CMP Holdings, Inc., incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 28, 2006, SEC File No. 000-22333.

4.7	Registration Rights Agreement dated August 25, 2006 between the Company and Rohm and Haas Electronic Materials CMP Holdings, Inc., incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed August 28, 2006, SEC File No. 000-22333.

4.8	Common Stock Purchase Agreement, dated February 10, 2016, between the Company and Bradford T. Whitmore, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 10, 2016.

4.9	Common Stock Purchase Agreement, dated December 19, 2017, between the Company and Bradford T. Whitmore, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 21, 2017.

10.1	Industrial Building Lease dated September 15, 2004 between the Company and the Village of Burr Ridge, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”), SEC File No. 000- 22333.

10.2	Industrial Building Lease Agreement between Centerpoint Properties Trust (formerly CP Financing Trust) and the Company, dated June 15, 2000, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”), SEC File No. 000-22333.

10.3	Lease Amendment effective October 1, 2005 between the Company and Centerpoint Properties Trust, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 20, 2005, SEC File No. 000-22333.

10.4	Second Amendment to Industrial Lease Agreement, dated as of November 13, 2014 between the Company and MLRP 1319 Marquette LLC, successor-in-interest to Centerpoint Properties Trust, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10- K for the year ended December 31, 2014.

10.5	Third Amendment to Industrial Lease Agreement, entered into on October 17, 2016 and effective October 1, 2016, by and between the Company and 1319 Marquette, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 19, 2016.

10.6	Mutual Cooperation Agreement entered into on January 17, 2012, by and among the Company, C.I. Kasei Co., Ltd. and CIK NanoTek Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 20, 2012, SEC File No. 000-22333.

10.7	Trademark Ownership Assignment Agreement, dated March 31, 2012, between the Company and CIK NanoTek Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2012, SEC File No 000-22333.

10.8	Memorandum on the Payment of Royalty, dated March 31, 2012, between the Company and CIK NanoTek Corporation, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 4, 2012, SEC File No 000-22333.

10.9	Supply Agreement between the Company and Schering-Plough HealthCare Products, Inc. dated as of March 15, 1997, incorporated by reference to Exhibit 10.17 to the Form S-1/A.

10.10*	Zinc Oxide Supply Agreement dated as of September 16, 1999 between the Company and BASF Corporation, as assignee, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, SEC File No. 000-22333.

10.11*	Amendment No. 1 to Zinc Oxide Supply Agreement dated as of January, 2001 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.24 to the 2000 10-K, SEC File No. 000-22333.

10.12	Amendment No. 2. to Zinc Oxide Supply Agreement dated as of March 17, 2003 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”), SEC File No. 000-22333.

10.13*	Amendment No. 3 to Zinc Oxide Supply Agreement entered into on December 2, 2012, between the Company and BASF Corporation, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 6, 2012, SEC File No. 000-22333.

10.14	Z-COTE HP-2 Brand Supply Agreement dated May 15, 2006 between the Company and BASF Corporation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 20, 2006, SEC File No. 000-22333.

10.15*	Amended and Restated Cooperation Agreement dated August 25, 2006 between the Company and Rohm and Haas Electronic Materials CMP Inc., incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed August 28, 2006, SEC File No. 000- 22333.

10.16	Supply Agreement effective as of March 23, 2009, between the Company and Rohm and Haas Electronic Materials CMP Inc., incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, SEC File No. 000-22333.

10.17*	Distributor Agreement dated October 24, 2005 between Johnson Matthey Catalog Company, Inc., d/b/a ALFA AESAR and the Company, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 1, 2005, SEC File No. 000-22333.

10.18*	Supply Agreement dated March 3, 2006 between Roche Diagnostics GmbH and the Company, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 9, 2006, SEC File No. 000-22333.

10.19*	First Amendment to the Supply Agreement entered into on November 19, 2014 between the Company and Roche Diagostics GmbH, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 25, 2014.

10.20*	Second Amendment to the Supply Agreement, entered into on November 21, 2016, between the Company and Roche Diagnostics GmbH, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 28, 2016.

10.21	Joint Development Agreement dated March 23, 2004 between the Company and Altana Chemie AG, incorporated by reference to Exhibit 10.29 to the 2003 10-K, SEC File No. 000-22333.

10.22*	Agreement dated July 7, 2008 between the Company and Altana Chemie GmbH, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 18, 2008, SEC File No. 000-22333.

10.23*	Settlement and Termination Agreement, dated August 20, 2010, between the Company and Altana Chemie GmbH, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2010, SEC File No. 000-22333.

10.24*	Supply Agreement, dated August 20, 2010, between the Company and Altana Chemie GmbH, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 25, 2010, SEC File No. 000-22333.

10.25*	Supply Agreement, dated as of March 31, 2016, between the Company and Ester Solutions Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2016.

10.26	Business Loan Agreement, dated March 4, 2015, between the Company and Libertyville Bank and Trust Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 10, 2015.

10.27	Promissory Note, dated March 4, 2015, granted by the Company in favor of Libertyville Bank and Trust Company, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 10, 2015.

10.28	Commercial Security Agreement, dated March 4, 2015, between the Company and Libertyville Bank and Trust Company, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 10, 2015.

10.29	Change in Terms Agreement and Business Loan Agreement, dated April 13, 2015, between the Company and Libertyville Bank and Trust Company, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

10.30	Business Loan Agreement, dated March 4, 2016, between the Company and Libertyville Bank and Trust Company, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed March 10, 2016.

10.31	Change in Terms Agreement, dated March 4, 2016, between the Company and Libertyville Bank and Trust Company, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed March 10, 2016.

10.32	Change in Terms Agreement, dated February 14, 2017, between the Company and Libertyville Bank and Trust Company, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.33	Business Loan Agreement, executed by the Company on March 26, 2018, between the Company and Libertyville Bank and Trust Company.

10.34	Promissory Note, executed by the Company on March 26, 2018, granted by the Company in favor of Libertyville Bank and Trust Company.

10.35	Commercial Security Agreement, executed by the Company on March 26, 2018, between the Company and Libertyville Bank and Trust Company.

10.36	Employment Agreement effective as of September 25, 2008, between the Company and Nancy Baldwin, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 2, 2008, SEC File No. 000-22333. +

10.37	Employment Agreement dated June 24, 2009 between the Company and Frank Cesario, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 26, 2009, SEC File No. 000-22333. +

10.38	Employment Agreement effective August 12, 2009 between the Company and Jess Jankowski, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, SEC File No. 000-22333. +

10.39	Employment Agreement dated November 28, 2012, between the Company and Kevin Cureton, incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, SEC File No. 000-22333. +

10.40	Form of Indemnification Agreement between the Company and each of its directors and executive officers, incorporated by reference to Exhibit 10.2 to the Form S-1/A. +

10.41	Nanophase Technologies Corporation 2004 Equity Compensation Plan (“2004 Equity Plan”), incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119466). +

10.42	First Amendment to 2004 Plan, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 27, 2006, SEC File No. 000-22333. +

10.43	Form of Stock Option Agreement under the 2004 Equity Plan, incorporated by reference to Exhibit 4.13 to the 2004 10-K, SEC File No. 000- 22333. +

10.44	Form of Restricted Share Grant Agreement under the 2004 Equity Plan, incorporated by reference to Exhibit 4.14 to the 2004 10-K, SEC File No. 000-22333. +

10.45	Form of Performance Share Grant Agreement under the 2004 Equity Plan, incorporated by reference to Exhibit 4.15 to the 2004 10-K, SEC File No. 000-22333. +

10.46	Nanophase Technologies Corporation Non-Employee Director Deferred Compensation Plan, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 9, 2006, SEC File No. 000-22333. +

10.47	2006 Stock Appreciation Rights Plan (the “2006 Plan”), incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 3, 2006, SEC File No. 000-22333. +

10.48	Amended and Restated 2006 Stock Appreciation Rights Plan, adopted April 8, 2009, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed April 9, 2009, SEC File No. 000-22333. +

10.49	Form of Grant Agreement under the 2006 Plan, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed October 3, 2006, SEC File No. 000-22333. +

10.50	2008 Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 25, 2008, SEC File No. 000-22333. +

10.51	Nanophase Technologies Corporation 2010 Equity Compensation Plan, as amended, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 29, 2016. +

10.52	Form of Stock Option Award Agreement under the 2010 Equity Compensation Plan, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. +

10.53	Building Lease, dated as of September 15, 2010, between the Company and the Village of Burr Ridge, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.54	Building Lease, dated as of March 13, 2017, between the Company and the Village of Burr Ridge, incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.55*	Know-How License Agreement, executed by the Company on June 26, 2017, between the Company and Eminess Technologies, Inc., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 29, 2017.

10.56*	Exclusive Supply Agreement, executed by the Company on June 26, 2017, between the Company and Eminess Technologies, Inc., incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed June 29, 2017.

10.57	Technology Development Agreement, executed by the Company on June 26, 2017, between the Company and Eminess Technologies, Inc., incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed June 29, 2017.

21.1	Subsidiary of the Company.

23.1	Consent of RSM US LLP.

31.1	Certification of the Chief Executive Officer (principal executive officer and principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32	Certification of the Chief Executive Officer (principal executive officer and principal financial officer) pursuant to 18 U.S.C. Section 1350.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Cash Flows, (4) the Statements of Stockholders’ Equity, and (5) the Notes to the Financial Statements.

*	Confidentiality previously granted for portions of this agreement.

+	Indicates management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2018.

NANOPHASE TECHNOLOGIES CORPORATION

By:	/s/ Jess A. Jankowski
Jess A. Jankowski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2018.

Signature	Title

/s/ Jess A. Jankowski	President, Chief Executive Officer (principal executive officer,
Jess A. Jankowski	principal financial officer, and principal accounting officer) and Director

/s/ James A. Henderson	Chairman of the Board of Directors
James A. Henderson

/s/ George A. Vincent, III	Director
George A. Vincent, III

/s/ James A. McClung	Director
James A. McClung

/s/ Richard W. Siegel	Director
Richard W. Siegel

/s/ W. Ed Tyler	Director
W. Ed Tyler

/s/ R. Janet Whitmore	Director
R. Janet Whitmore