Form 10-Q
period 2019-03-31
NANOPHASE TECHNOLOGIES Corp
filed 2019-05-15
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NANX	OTCQB

As of May 15, 2019, there were 38,000,792 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited Consolidated Condensed)

	(in thousands except share and per share data)
	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$632	$1,345
Trade accounts receivable, less allowance for doubtful accounts of $9 on March 31, 2019 and December 31, 2018, respectively	2,105	829
Inventories, net	2,228	2,242
Prepaid expenses and other current assets	409	273
Total current assets	5,374	4,689

Equipment and leasehold improvements, net	2,055	1,865
Operating lease right-of-use assets	2,122	—
Other assets, net	14	15
	$9,565	$6,569
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit, related party	$1,448	$832
Line of credit, bank	500	—
Current portion of finance lease obligations	223	218
Current portion of operating lease obligations	331	—
Accounts payable	1,781	1,608
Accrued expenses	1,088	979
Total current liabilities	5,371	3,637

Long-term portion of finance lease obligations	449	506
Long-term portion of operating lease obligations	2,117	—
Long-term loan, related party	500	500
Long-term deferred rent	—	344
Asset retirement obligations	200	198
Total long-term liabilities	3,266	1,548
Contingent Liabilities:
Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 42,000,000 shares authorized;
33,911,792 shares issued and outstanding on
March 31, 2019 and December 31, 2018, respectively	339	339
Additional paid-in capital	98,852	98,795
Accumulated deficit	(98,263)	(97,750)
Total stockholders’ equity	928	1,384
	$9,565	$6,569

See Notes to Consolidated Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited Consolidated Condensed)

(in thousands except share and per share data)

	Three months ended March 31,
	2019	2018
Revenue:
Product revenue	$3,497	$2,867
Other revenue	258	31
Total revenue	3,755	2,898

Operating expense:
Cost of revenue	2,871	2,488
Gross profit	884	410

Research and development expense	477	558
Selling, general and administrative expense	877	765
Loss from operations	(470)	(913)
Interest expense	43	11
Loss before provision for income taxes	(513)	(924)
Provisions for income taxes	—	—
Net loss	$(513)	$(924)

Net loss per share – basic and diluted	$(0.02)	$(0.03)

Weighted average number of basic and diluted common shares outstanding	33,911,792	33,847,793

See Notes to Consolidated Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

(Unaudited Consolidated Condensed)

(in thousands except share data)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance on December 31, 2017	—	$—	33,847,793	$338	$98,563	$(95,669)	$3,232

Stock option exercises	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	43	—	43
Net loss for the three months ended March 31, 2018	—	—	—	—	—	(924)	(924)
Balance on March 31, 2018	—	$—	33,847,793	$338	$98,606	$(96,593)	$2,351

Balance on December 31, 2018	—	$—	33,911,792	$339	$98,795	$(97,750)	$1,384
Stock option exercises	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	57	—	57
Net loss for the three months ended March 31, 2019	—	—	—	—	—	(513)	(513)
Balance on March 31, 2019	—	$—	33,911,792	$339	$98,852	$(98,263)	$928

See Notes to Consolidated Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited Consolidated Condensed)

	Three months ended March 31,
	2019	2018
	(in thousands)
Operating activities:
Net loss	$(513)	$(924)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	77	85
Loss on disposal of equipment and leasehold improvements	16
Share-based compensation	57	43
Changes in assets and liabilities related to operations:
Trade accounts receivable	(1,276)	(262)
Inventories	14	165
Prepaid expenses and other assets	(136)	(61)
Accounts payable	133	142
Accrued expenses	109	194
Other long-term assets and liabilities	(18)	—
Net cash used in operating activities	(1,537)	(618)

Investing activities:
Acquisition of equipment and leasehold improvements	(240)	(5)
Net cash used in investing activities	(240)	(5)

Financing activities:
Principal payment on finance leases	(52)	(42)
Proceeds from line of credit, bank	500	200
Payments to the line of credit, bank	—	(300)
Proceeds from line of credit, related party	2,936	—
Payments to line of credit, related party	(2,320)	—
Net cash provided by financing activities	1,064	(142)
Decrease in cash and cash equivalents	(713)	(765)
Cash and cash equivalents at beginning of period	1,345	1,955
Cash and cash equivalents at end of period	$632	$1,190

Supplemental cash flow information:
Interest paid	$30	$11

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$40	$30

See Notes to Consolidated Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited Consolidated Condensed)

(in thousands, except share and per share data or as otherwise noted herein)

(1) Basis of Presentation

The accompanying unaudited consolidated condensed interim financial statements of Nanophase Technologies Corporation (“Nanophase”, “Company”, “we”, “our”, or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the interim periods presented. All statements include the results from both Nanophase and our wholly-owned subsidiary, Solésence, LLC( “Solésence,” or our “Solésence® subsidiary”). Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission.

(2) Going Concern / Liquidity

We believe that cash from operations, cash on hand, cash from our May 13, 2019 financing (see note 14), in addition to unused borrowing capacity, should be adequate to fund our operating plans through 2019, but this is dependent on several things over which we have limited control. Our largest customer made up 74% of our 2018 revenue, and expects a material reduction in orders from us in 2019, which has limited our flexibility and required us to make cash management a top priority. We also expect growth in our Solésence® business, which we view as a critical strategic undertaking, and may require additional investment in working capital. Our current plan is to continue to invest in Solésence®-related operating expenses and capital equipment. Given the uncertainties relating to our largest customer, as well as our growth strategy for Solésence®, it is possible that we may need to seek additional funding to address working capital demands within the next twelve months. We believe that we will be able to secure additional financing if needed, but we do not have any additional financing commitments in place as of today. However, we may not be able to secure additional financing in a timely manner under commercially reasonable terms, or at all. If we are unable to secure additional financing, we would need to delay capital expenditures related to our Solésence® growth strategy, which could impede growth in 2019 and 2020.

These circumstances raise significant doubt as to the Company’s ability to operate as a going concern under U.S. GAAP. The accompanying financial statements have been prepared on a going concern basis in accordance with U.S. GAAP. As such, no adjustments have been made to the unaudited condensed consolidated financial statements for the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue operating as a going concern.

(3) Summary of Significant Accounting Policies

Recently Adopted Financial Accounting Standards

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases, ASU No. 2018-10, Codification Improvements to Topic 842 (Leases) and ASU No. 2018-11, Targeted Improvements to Topic 842 (Leases). The guidance is intended to increase transparency and comparability among companies for leasing transactions, including a requirement for companies that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations created by those leases. The guidance also provides for disclosures that allow the users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The Company adopted the guidance on January 1, 2019 using the modified retrospective method without restatement of comparative periods. As such, periods prior to the date of adoption are presented in accordance with ASC 840 - Leases. The Company utilized the available practical expedient that allowed for the Company to not reassess whether existing contracts contain a lease under the new definition of a lease, lease classification for existing leases and whether previously capitalized initial direct costs would qualify for capitalization under the new guidance.

The adoption of this guidance had a material impact on the Consolidated Condensed Balance Sheet as of March 31, 2019 due to the recognition of equal right-of-use assets and lease liabilities for the Company’s portfolio of operating leases. The right-of-use asset balance was then adjusted by the reclassification of pre-existing accrued rent balances from other line items within the Consolidated Condensed Balance Sheet. The adoption had an immaterial impact to the Consolidated Condensed Statement of Cash Flows and to the Consolidated Condensed Statement of Operations for the three months ended March 31, 2019. The adoption had no impact to the Consolidated Condensed Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2019. Additional information and disclosures required by the new standard are contained in Note 10, Leases.

(4) Description of Business

Nanophase is a skin and sun care focused company that offers engineered materials, formulation development and commercial manufacturing with an integrated family of technologies. We look at our products in three major product categories; Personal Care Ingredients, including sunscreens as active ingredients; Solésence, including full formulations of skin care products, marketed and sold by our wholly-owned subsidiary, Solésence, LLC (“Solésence,” or our “Solésence® subsidiary”); and Advanced Materials, including architectural and industrial coating applications, abrasion-resistant additives, plastics additives, medical diagnostics, and a variety of surface finishing technologies (polishing).

We target markets in which we believe practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers, and our Solésence® products to cosmetics and skin care brands. Recently developed technologies have made certain new products possible and opened potential new markets. During 2015 we were granted a patent on a new type of particle surface treatment (coating) — now called Active Stress Defense™ Technology — which became the cornerstone of our new product development in personal care, with first revenue recognized during 2016. In addition, through the creation of our Solésence® subsidiary, we utilize this particle surface treatment to manufacture and sell fully developed solutions to targeted customers in the skin care industry, in addition to the ingredients we have traditionally sold in the personal care area.

Although our primary strategic focus has been the North American market, we currently sell material to customers overseas and have been working to expand our reach within foreign markets. The Company was incorporated in Illinois on November 25, 1989, and became a Delaware corporation during November 1997. Our common stock trades on the OTCQB marketplace under the symbol NANX.

While product sales comprise the majority of our revenue, we also recognize revenue from other sources from time to time. These activities are not expected to drive the long-term growth of the business. For this reason, we classify such revenue as “other revenue” in our Consolidated Condensed Statements of Operations, as it does not represent revenue directly from the sale of our products.

(5) Revenues

Revenues are recognized at a point in time, typically when control of the promised goods is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods.

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses. Customers deposits, deferred revenue and other receipts are deferred and recognized when the revenue is realized and earned. Cash payments to customers are classified as reductions of revenue in the Company’s Consolidated Condensed Statement of Operations.

The Company does not disclose the value of the unsatisfied performance obligations for contracts with an original expected length of one year or less and contracts for which the Company recognizes revenue which the Company has the right to invoice for goods completed.

(6) Earnings Per Share

Earnings (loss) per share is computed using the Treasury Stock Method. Options to purchase approximately 766,000 shares of common stock that were outstanding as of March 31, 2019 were not included in the computation of earnings (loss) per share for the three-month period ended March 31, 2019, as the impact of such shares would be anti-dilutive. Options to purchase approximately 205,000 shares of common stock that were outstanding as of March 31, 2018 were not included in the computation of earnings (loss) per share for the three-month period ended March 31, 2018, as the impact of such shares would be anti-dilutive.

(7) Financial Instruments

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, along with the promissory note with no related borrowings described in Note 8, and any borrowings on the working capital line of credit from Libertyville Bank and Trust and any borrowings under the Master Agreement from Beachcorp, LLC described below in Note 8. The fair values of all financial instruments were not materially different from their carrying values. There were no financial assets or liabilities adjusted to fair value on March 31, 2019 or December 31, 2018.

(8) Notes and Line of Credit

During July 2014 we entered into a bank-issued letter of credit and related promissory note for up to $30 in borrowings to support our obligations under our facility lease agreement. No borrowings have been incurred under this promissory note. Should any borrowings occur in the future, the interest rate would be the prime rate plus 1%, with the bank having the right to “set off” or apply unpaid balances against our checking account if we fail to meet our obligations under any borrowings under the note. It is our intention to renew this note annually, for as long as we need to do so pursuant to the terms of our facility lease agreement. This note currently expires on July 1, 2019 and will then auto-renew through July 1, 2020. Because there were no amounts outstanding on the note at any time during 2019 or 2018, we have recorded no related liability on our balance sheet.

On March 22, 2019, we executed a New Business Loan Agreement, dated as of March 4, 2019, with Libertyville Bank and Trust Company, a Wintrust Community Bank (“Libertyville”), our primary bank, which replaces the Line of Credit Agreement with Libertyville having a maturity date of March 4, 2019. Under the New Business Loan Agreement, Libertyville will provide a maximum of (i) $500 or (ii) two times the sum of (a) 75% our eligible accounts receivables and (b) our cash deposited with Libertyville, whichever is less, of revolving credit to us, collateralized by a senior priority lien on our accounts receivable, inventory, equipment, general intangibles and fixtures. Interest is payable monthly on any advances at a floating interest rate of the prime rate at the time plus 1%. We must have $500 in cash, inclusive of the borrowed amount, at Libertyville on the date of any advance. Advances may only occur at the beginning or end of a fiscal quarter and must be repaid in full within five business days of the advance. Amounts due under the Line of Credit Agreement must be paid in full on April 4, 2020. We borrowed $500 on March 29, 2019, and repaid it on April 3, 2019. There was no outstanding balance on this loan at December 31, 2018.

On November 16, 2018, we entered into a Business Loan Agreement (the “Master Agreement”) with Beachcorp, LLC. Beachcorp, LLC is managed by Bradford T. Whitmore, who, together with his affiliates Grace Brothers, Ltd. and Grace Investments, Ltd., beneficially owned approximately 47% of the outstanding shares of our common stock as of March 31, 2019, and owned approximately 53% of our common stock as of May 13, 2019, pursuant to our recent financing (see Note 14). The Master Agreement relates to two loan facilities, each evidenced by separate promissory notes, each dated November 16, 2018: a term loan to the Company of up to $500 to be disbursed in a single advance (the “Term Loan”) with a fixed annual interest rate of 8.25%, payable quarterly, accruing from the date of such advance and with principal due on December 31, 2020; and an asset-based revolving loan facility for the Company of up to $2,000 (the “Revolver Facility”), with floating interest accruing at the prime rate plus 3% (8.25% minimum) per year, with a borrowing base consisting of qualified accounts receivable of the Company, and with all principal and accrued interest due March 31, 2020. The Term Loan and Revolver Facility are secured by all the unencumbered assets of the Company and subordinated to Libertyville’s secured interest under the New Business Loan Agreement. The Master Agreement substantially restricts the Company’s ability to incur additional indebtedness during the terms of both the Term Loan and the Revolver Facility. On March 31, 2019, the balance on the term loan was $500 and the balance on the Revolver Facility was $1,448. There was $26 in 2019 interest expense, of which $13 was accrued and $13 paid by the end of the quarter. As Beachcorp, LLC is an affiliate of one of our shareholders, this amounts to interest to be paid to a related party. On March 31, 2019 borrowings were within the credit agreement limit with an additional $391 available. The balance of borrowing base, loan amount, and any excess payments required over the available borrowing base will change as frequently as daily, given the operational nature of the elements of the Revolver Facility.

(9) Inventories

Inventories consist of the following:

	March 31, 2019	December 31, 2018
Raw materials	$1,250	$1,086
Finished goods	1,057	1,243
	2,307	2,329
Allowance for excess inventory quantities	(79)	(87)
	$2,228	$2,242

(10) Leases

The Company’s operating lease portfolio is comprised of operating leases for office, warehouse space and equipment. Certain of the Company’s leases include one or more options to renew or terminate the lease at the Company’s discretion. The Company regularly evaluates the renewal and termination options and when they are reasonably certain of exercise, includes the renewal or termination option in our lease term.

The adoption of Topic 842 resulted in the Company recognizing operating lease liabilities totaling $2,556 with a corresponding right of-use (‘ROU”) asset of $2,212 based on the present value of the minimum rental payments of such leases. The variance between the ROU asset balance and the lease liability is deferred rent liability that existed prior to the adoption of the ASC 842 and was offset against the ROU asset balance during the adoption. As of March 31, 2019, the ROU asset had a balance of $2,122 which is included in the “Operating lease right-of-use assets” line item of these condensed consolidated financial statements and current and non-current lease liabilities related to the ROU asset of $331 and $2,117 respectively, and are included in the “Current portion of operating lease obligations” and “Long-term portion of operating lease obligations” line items of these condensed consolidated financial statements. The discount rates used for leases accounted for under ASC842 are based on an interest rate yield curve developed for the leases in the Company’s portfolio.

The office leases contain variable lease payments which consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to not separate lease and non-lease components.

Quantitative information regarding the Company’s leases is as follows:

Three Months Ended March 31, 2019
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$17
Interest on fiance lease liabilities	16
Total finance lease costs	33
Operating lease cost components:
Operating lease cost	123
Variable lease cost	27
Short-term lease cost	22
Total operating lease costs	172

Total lease cost	$205

Supplemental cash flow information related to leases is as follows for the period ended March 31, 2019:

Cash paid for amounts included in the measurement of lease liabiltiies:
Operating cash outflow from operating leases	$168

Weighted-average remaining lease term-finance leases (in years)	2.7
Weighted-average remaining lease term-operating leases (in years)	3.7
Weighted-average discount rate-finance leases	9.1%
Weighted-average discount rate-operating leases	14.4%

The future maturities of the Company’s finance and operating leases as of March 31, 2019 is as follows:

	Finance	Operating
	Leases	Leases	Total
2019	$206	$506	$712
2020	255	616	871
2021	196	618	814
2022	109	632	741
2023	5	642	647
2024 and thereafter	—	580	580
Total payments	$771	$3,594	$4,365
Less amounts representing interest	(99)	(1,146)	(1,245)
Total minimum payments required:	$672	$2,448	$3,120

(11) Share-Based Compensation

We follow FASB ASC Topic 718, Compensation – Stock Compensation, in which compensation expense is recognized only for share-based payments expected to vest. We recognized compensation expense related to stock options of $57 and $43 for each of the three-month periods ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, there was approximately $334 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 1.9 years.

Stock Options and Stock Grants

No stock options were exercised during the three months ended March 31, 2019, or March 31, 2018. During the three months ended March 31, 2019, 8,000 stock options were granted, compared to 36,000 stock options granted during the same period in 2018. During the three months ended March 31, 2019, 4,000 stock options expired, and 11,000 stock options were forfeited compared to no stock options being forfeited and 101,000 stock options expiring during the same period in 2018. We had 3,408,000 stock options outstanding at a weighted average exercise price of $0.67 on March 31, 2019, compared to 3,415,000 stock options outstanding at a weighted average exercise price of $0.67 on December 31, 2018.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for stock options granted during the three-month periods presented:

	March 31, 2019	March 31, 2018
Weighted-average risk-free interest rates:	2.5%	2.7%
Dividend yield:	—	—
Weighted-average expected life of the option:	7 years	7 years
Weighted-average expected stock price volatility:	94%	94%
Weighted-average fair value of the options granted:	$0.75	$0.36

As of March 31, 2019, we did not have any unvested restricted stock or performance shares outstanding.

(12) Significant Customers and Contingencies

Revenue from three customers constituted approximately 54%, 19% and 9%, respectively, of our total revenue for the three months ended March 31, 2019. Amounts included in accounts receivable on March 31, 2019 relating to these three customers were approximately $631, $673 and $325, respectively. Revenue from these three customers constituted approximately 78%, 0% and 0%, respectively, of our total revenue for the three months ended March 31, 2018. Amounts included in accounts receivable on March 31, 2018 relating to these three customers were approximately $1,089, $0 and $0, respectively. The loss of one of these significant customers, a significant decrease in revenue from one or more of these customers, or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

We currently have exclusive supply agreements with BASF Corporation (“BASF”), our largest customer, that have contingencies outlined which could potentially result in the license of technology and/or the sale of production equipment from the Company to the customer intended to provide capacity sufficient to meet the customer’s production needs. This outcome may occur if we fail to meet certain performance requirements, certain other obligations and/or certain financial condition covenants. The financial condition covenants in one of our supply agreements with BASF “trigger” a technology transfer right (license and equipment sale at BASF’s option) in the event (a) that earnings for the twelve-month period ending with our most recently published quarterly financial statements are less than zero and our cash, cash equivalents and certain investments are less than $500,000, or (b) of an acceleration of any debt maturity having a principal amount of more than $10 million. There are certain minimum finished goods inventory requirements with the 2019 amendment to the supply agreement. This agreement also requires Nanophase to maintain certain finished goods inventory levels as “safety stock,” beginning in the first quarter of 2019, and increasing through the third quarter of 2019 to a negotiated level based on agreed demand metrics, in order to maintain the $500,000 non-cash component discussed above. After September 30, 2019, should our safety stock fall below the prescribed amount of material, the quarter-end cash requirement would revert to $1,000,000 in cash, cash equivalents, and certain investments. The safety stock requirement may be adjusted upon mutual agreement.

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

We believe that we should have sufficient cash and credit availability (See the description of our New Line of Credit Agreement with Libertyville and the Master Agreement with Beachcorp, LLC (described in Note 8) to operate our business during 2019, but this is dependent on several things over which we have limited control. If a triggering event were to occur and BASF elected to proceed with the license and related equipment sale mentioned above, we would receive royalty payments from this customer for products sold using our technology; however, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by our agreement with the customer. Similar consequences would occur if we were determined to have materially breached certain other provisions of the supply agreement with BASF. Any such event would also likely result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success and it could be difficult to replace them quickly. Given the occurrence of any such event, we might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on us. Finally, any shortfall in capital needed to operate the business as management intends, including with respect to avoiding this triggering event as described above, may result in a curtailment of certain activities or anticipated investments.

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

(13) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $457 and $18 for the three months ended March 31, 2019 and 2018, respectively. All this revenue was product revenue.

Our Operations comprise a single business segment and all of our long-lived assets are located within the United States. We categorize our revenue stream into three main product categories, Personal Care Ingredients, Advanced Materials and Solésence®. The revenues for the three months ended March 31, 2019 and 2018, respectively, by category, are as follows:

Product Category	2019	2018
Personal Care Ingredients	$2,009	$2,305
Advanced Materials	850	532
Solésence®	896	61
Total Sales	$3,755	$2,898

(14) Subsequent Events

On May 13, 2019, we sold approximately 4.2 million shares of our common stock to our largest investor for approximately $1,700 in proceeds. No selling commission or other remuneration was paid in connection with this transaction. We have used, and expect to continue to use, the proceeds for general corporate purposes.

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

We target markets in which we believe practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers, and our Solésence® solutions to cosmetics and skin care brands. Recently developed technologies have made certain new products possible and opened potential new markets. For example, we have applied our skills at producing precisely defined nanomaterials to now create and sell larger, “non-nano” material products. Our focus is on customer need where we believe we have an advantage, as opposed to finding uses for one particular technology. We expect growth in end-user (manufacturing customers, including customers of our customers) adoption in 2019 and beyond. Our initiatives in targeted market areas are progressing at differing rates of speed, but we have been broadly moving through testing and development cycles, and in a number of cases believe we are approaching first revenue or next stage revenue with particular customers in the industries referenced above. For example, during 2015 we were granted a patent on a new type of particle surface treatment (coating), which became the cornerstone of our new product development in personal care, with first revenue recognized during 2016. In addition, through the creation of our Solésence®, LLC subsidiary, we use this particle surface treatment to manufacture and sell fully developed solutions to targeted customers in the cosmetics and skin care industry, in addition to the additives we have traditionally sold in the personal care area. During 2015 and 2016 we developed and began to sell solutions in the energy management (particularly solar control) industry. We believe that the products that we have designed for this industry remain valuable to the market, although we are currently focusing the greatest part of our business development efforts on building and expanding our Solésence® brand and product suite. We believe that successful introduction of our finished skin care products and materials with manufacturers may lead to follow-on orders for other finished products and materials in their applications. We expect that we will both work more deeply with current customers and attract additional customers, which should help us achieve growth in these markets in 2019 and beyond.

Results of Operations

Total revenue increased to $3,755,000 for the three months ended March 31, 2019, compared to $2,898,000 for the same period in 2018. A substantial majority of our revenue for both periods was from our largest customers, in particular, sales to our largest customer in personal care and sunscreen applications. Revenue from our top three customers was approximately 54%, 19% and 9%, respectively, of our total revenue for the three months ended March 31, 2019, compared to 78%, 0% and 0%, respectively, for the same customers during the same period in 2018. Product revenue, the primary component of our total revenue, increased to $3,497,000 for the three months ended March 31, 2019, compared to $2,867,000 for the same period in 2018. The increase was primarily due to increased order flow from several of our larger customers, including our largest customer in personal care and sunscreen applications.

Other revenue increased to $258,000 for the three months ended March 31, 2019, compared to $31,000 for the same period in 2018. Other revenue is typically comprised primarily of shipping costs paid by customers. For the three months ended March 31, 2019, other revenue included $211,000 for a one-time buy out of bulk material and customer samples.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $2,871,000 for the three months ended March 31, 2019, compared to $2,488,000 for the same period in 2018. The increase in cost of revenue was primarily driven by increased volume and price inflation on materials and manufacturing inefficiencies related to Solésence® product launches. While we typically pass through costs to our customers, we sometimes cannot pass through 100% of pricing increases on raw materials, and even with pass throughs, our gross margin percentage is negatively impacted by higher material costs. We expect to continue new advanced material development relating to personal care ingredients and for our formulated Solésence® products during 2019 and beyond. At current revenue levels we have generated a positive gross margin, though margins have been impeded by not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support higher levels of revenue volume. The extent to which margins may grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to manage costs and pass commodity market-driven raw materials increases on to customers, and the speed and efficiency with which we are able to scale up production for our Solésence® products. We expect that product revenue volume increases would result in our fixed manufacturing costs being more efficiently absorbed, which should lead to increased margins. We expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets, but may or may not realize absolute dollar gross margin growth through 2019 and beyond, dependent upon the factors discussed above.

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

Research and development expense decreased to $477,000 for the three months ended March 31, 2019, compared to $558,000 for the same period in 2018. The primary reasons for this decrease were timing related to outside product testing and evaluation costs related to our Solésence® products. We expect quarterly research and development expense to increase during the remainder of 2019~~.~~

Selling, general and administrative expense increased to $877,000 for the three months ended March 31, 2019, compared to $765,000 for the same period in 2018. Much of this was attributed to increased costs associated with launching the Solésence® brand. We expect selling, general and administrative expense to remain at current levels during the remainder of 2019.

Inflation

We believe inflation has not had a material effect on our operations or financial position. However, supplier price increases and wage and benefit inflation, both of which represent a significant component of our costs of operations, may have a material effect on our operations and financial position in 2019 and beyond if we are unable to pass through any applicable increases under our present contracts or through to our markets in general.

Liquidity and Capital Resources

Our cash and cash equivalents amounted to $632,000 on March 31, 2019, compared to $1,345,000 on December 31, 2018 and $1,190,000 on March 31, 2019. The net cash used in our operating activities was $1,537,000 for the three months ended March 31, 2019, compared to $618,000 for the same period in 2018. The net use of cash during both periods was driven primarily by a significant increase in accounts receivable at the end of the period. Net cash used in investing activities was $240,000 during the three months ended March 31, 2019, compared to $5,000 for the three months ended March 31, 2018. Capital expenditures amounted to $240,000 and $5,000 for the three months ended March 31, 2019 and 2018, respectively. Net cash provided by financing activities was $1,064,000 during the three months ended March 31, 2019, compared to $142,000 net cash used for the three months ended March 31, 2018. We paid $52,000 for capital lease obligations during three months ended March 31, 2019 compared to $42,000 in the same period in 2018. On March 22, 2019 we entered a New Business Loan agreement with Libertyville for $500,000 which replaced the expiring prior year agreement. We paid the outstanding balance for the prior agreement of $300,0000, on January 9, 2018 and had borrowings under our line of credit of $200,000 on March 30, 2018, which was subsequently repaid on April 4, 2018. Under the new agreement, we borrowed $500,000 on March 30, 2019, which was subsequently repaid on April 3, 2019. During the three months ending March 31, 2019, we drew six times from the Master Agreement totaling $2,936,000 with repayment of $2,320,000. The net borrowings for the three months ended March 31, 2019 was $616,000. On May 13, 2019, we sold approximately 4.2 million shares of our common stock to our largest investor for approximately $1.7 million in proceeds. No selling commission or other remuneration was paid in connection with this transaction. We expect to use the proceeds for general corporate purposes.

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under these agreements require that we maintain a minimum of $1 million in total of at least $500,000 in cash, cash equivalents, and certain investments, with the balance being composed of certain inventory and receivables, and that we not have the acceleration of any debt maturity having a principal amount of more than $10 million, in order to avoid triggering the customer’s potential right to transfer certain technology and equipment to that customer at a contractually-defined price. We had approximately $632,000 in cash on March 31, 2019, with $500,000 borrowings on our Line of Credit. During March 2019, we entered into a new line of credit, which expires in April 2020. This supply agreement and its covenants are more fully described in Note 12, and our line of credit is more fully described in Note 8, to our Financial Statements in Part I, Item 1 of this Form 10-Q.

We believe that cash from operations, proceeds from our recent equity financing, and cash on hand, in addition to unused borrowing capacity will be adequate to fund our operating plans through 2019. Given our expected growth in our Solésence® business, we are monitoring the temporary working capital demands that this could create, with timing being the most critical variable. Our actual future capital requirements in 2019 and beyond will depend on many factors, including customer acceptance of our current and potential advanced materials, applications and product, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell our advanced materials, applications and products. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, we expect that capital spending relating to currently known capital needs for the remainder of 2019 will be between $700,000 and $900,000, and we could enter into one or more financing leases to finance these acquisitions, subject to the provisions of our new Line of Credit Agreement with Libertyville and our Master Agreement relating to our business loans with Beachcorp, LLC. If those projects are delayed or ultimately prove unsuccessful, or if we fail to obtain financing on terms acceptable to us, we would expect our capital spending to be below the lower end of that range. Similarly, substantial success in business development projects may cause the actual capital investment for the remainder of 2019 to exceed the top of this range.

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

On March 31, 2019, we had a net operating loss carryforward of approximately $96 million for income tax purposes. Because we may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with our various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward will expire at various dates between January 1, 2019 and December 31, 2036. Under recent changes in the Internal Revenue Code, losses incurred after January 1, 2018 carry forward indefinitely. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that a substantial portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. Changes in Illinois state law that began in 2011 will impact net loss carryforward duration and utilization on the state tax level.

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

As more fully described in Note 8 to our Financial Statements, in Part I, Item I of this Form 10-Q, during 2014 we entered into a letter of credit and promissory note for up to $30,000 supporting our obligations under our facility lease agreement. No borrowings have been incurred under this promissory note.

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

Disclosure controls

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. It should be noted that in designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management necessarily was required to apply its judgment regarding the design of our disclosure controls and procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer (principal executive officer, and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance.

Internal control over financial reporting

The Company’s management, including the CEO (who is also currently acting as both the Company’s principal executive officer and the Company’s principal financial officer), confirm that there was no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceedings or claims that we believe will result in a material adverse effect on our business, financial condition, or operating results.

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of our common stock, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the Securities and Exchange Commission, including, without limitation, the information contained under the caption Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. Those risk factors could materially affect our business, financial condition and results of operations. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flows or stock price could be materially adversely affected.

In addition to the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, investors should consider the following risk factors:

Our Ability to Continue as a Going Concern is in Doubt Absent Obtaining Adequate New Financing

We incurred a net loss of approximately $513 thousand in the first quarter of 2019, approximately $2.1 million in fiscal year 2018 and $0.8 million in fiscal year 2017. We anticipate that we will continue to lose money for the foreseeable future. We believe that cash from operations, cash on hand, cash from our May 13, 2019 financing, in addition to unused borrowing capacity, should be adequate to fund our operating plans through 2019, but this is dependent on several things over which we have limited control. Our largest customer made up 74% of our 2018 revenue, and expects a material reduction in orders from us in 2019, which has limited our flexibility and required us to make cash management a top priority. We also expect growth in our Solésence® business, which we view as a critical strategic undertaking, and may require additional investment in working capital. Our current plan is to continue to invest in Solésence®-related operating expenses and capital equipment. Given the uncertainties relating to our largest customer, as well as our growth strategy for Solésence®, it is possible that we may need to seek additional funding to address working capital demands within the next twelve months. We believe that we will be able to secure additional financing if needed, but we do not have any additional financing commitments in place as of today. However, we may not be able to secure additional financing in a timely manner under commercially reasonable terms, or at all. If we are unable to secure additional financing, we would need to delay capital expenditures related to our Solésence® growth strategy, which could impede growth in 2019 and 2020.

These circumstances raise significant doubt as to the Company’s ability to operate as a going concern for the next 12 months, and inability to fund our ongoing cash obligations may result in our ceasing to operate, which would result in liquidation of our assets. In a liquidation of the Company if we are unable to continue as a going concern, the value realized on our assets would likely be less than our outstanding obligations and, consequently, our stockholders would lose their entire investment.

A Majority of our Common Stock is Controlled by a Single Stockholder

Together with his affiliates Grace Brothers, Ltd. and Grace Investments, Ltd., Bradford T. Whitmore beneficially owned 53% of our common stock as of May 13, 2019. Therefore, Mr. Whitmore has the legal power, regardless of the votes of our other stockholders, to elect all the members of the Company’s board of directors. Consequently, our board of directors and management may be strongly influenced by our controlling shareholders, and the interests of our current controlling shareholder may conflict with the interests of other stockholders.

Pursuant to the General Corporation Law of the State of Delaware and our Bylaws, our controlling shareholder is empowered to elect the majority of our board of directors, exercise overall control over our management, determine our policies, sell or, in any other manner, transfer shares representing control over the Company held by them and determine the result of any deliberation of our stockholders, including transactions with related parties, corporate reorganizations, sale of all or substantially all the assets, or delisting our shares from the OTCQB marketplace, as well as to determine the distribution and payment of any future dividends. Our controlling stockholder may have an interest in acquisitions, disposal of assets and partnerships, may seek funding or take other decisions that could conflict with the interests of other stockholders and which may not result in any improvement in our operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 13, 2019, we sold 4,189,000 shares of our common stock, $0.01 par value per share (“Common Stock”) to Bradford T. Whitmore for an aggregate purchase price of $1,676,600, representing a price of $0.40 per share of Common Stock. Together with his affiliates Grace Brothers, Ltd. and Grace Investments, Ltd., Mr. Whitmore beneficially owned approximately 47% of the outstanding shares of our common stock as of March 31, 2019, and owned approximately 53% of our common stock as of May 13, 2019. Through his affiliate Beachcorp, LLC, Mr. Whitmore is also a substantial lender to the Company under the Business Loan Agreement, dated November 16, 2018 (see Note 8 to our financial statements in Part I of this Quarterly Report on Form 10-Q). The Company did not engage an underwriter for this transaction, and no selling commission or other remuneration was paid in connection with this transaction. We have used, and expect to continue to use, the proceeds for general corporate purposes. The sale of Common Stock to Mr. Whitmore was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D promulgated under the Securities Act because Mr. Whitmore has a preexisting relationship with the Company as its largest shareholder, Mr. Whitmore represented to the Company that he has assets or income sufficient to qualify as an accredited investor, as defined under Regulation D, and the Company did not engage in any general solicitation or general advertising in offering such securities.

In connection with the sale of Common Stock, the Company entered into a Common Stock Purchase Agreement, dated May 13, 2019, with Mr. Whitmore, providing for the unregistered sale to Mr. Whitmore of the number shares of Common Stock stated above for the consideration stated above and otherwise including representations, warranties and registration rights which are customary for similar private placements. The complete text of the Common Stock Purchase Agreement, dated May 13, 2019, between the Company and Mr. Whitmore is filed as Exhibit 4.1 to this Quarterly Report on Form 10-Q, and this summary is qualified in its entirety by reference to such Exhibit 4.1.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 4.1	Common Stock Purchase Agreement, dated May 13, 2019, between the Company and Bradford T. Whitmore.

Exhibit 10.1*	Amendment No. 4 to Zinc Oxide Supply Agreement, dated as of January 1, 2019 and entered into on March 11, 2019, between the Company and BASF Corporation.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101	The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Stockholders Equity, (4) the Statements of Cash Flows, and (5) the Notes to Unaudited Consolidated Condensed Financial Statements.

*       Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: May 15, 2019	By: /s/ JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer
(principal executive officer, and principal financial officer)