Form 10-Q
period 2019-09-30
NANOPHASE TECHNOLOGIES Corp
filed 2019-11-14
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2019

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

As of November 14, 2019, there were 38,136,792 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited Consolidated Condensed)

(in thousands except share and per share data)

	September 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$962	$1,345
Trade accounts receivable, less allowance for doubtful accounts of $9,000 on September 30, 2019 and on December 31, 2018	1,373	829
Inventories, net	2,144	2,242
Prepaid expenses and other current assets	285	273
Total current assets	4,764	4,689

Equipment and leasehold improvements, net	2,164	1,865
Operating lease right-of-use assets	2,198	—
Other assets, net	13	15
TOTAL ASSETS	$9,139	$6,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit, related party	$1,103	$832
Line of credit, bank	500	—
Current portion of finance lease obligations	228	218
Current portion of operating lease obligations	361	—
Accounts payable	994	1,608
Accrued expenses	960	979
Deferred revenue	469	—
Total current liabilities	4,615	3,637

Long-term portion of finance lease obligations	334	506
Long-term portion of operating lease obligations	2,128	—
Long-term debt - Beachcorp	500	500
Long-term deferred rent	—	344
Long-term deferred revenue	125	—
Asset retirement obligations	204	198
Total long-term liabilities	3,291	1,548

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 42,000,000 shares authorized; 38,136,792 and 33,911,792 shares issued and outstanding on September 30, 2019 and December 31, 2018 respectively	381	339
Additional paid-in capital	100,624	98,795
Accumulated deficit	(99,772)	(97,750)
Total stockholders’ equity	1,233	1,384
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,139	$6,569

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited Consolidated Condensed)

(in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Product revenue	$3,043	$3,998	$9,797	$10,908
Other revenue	26	24	321	128
Total revenue	3,069	4,022	10,118	11,036

Operating expense:
Cost of good sold	2,506	2,965	7,839	8,164
Gross profit	563	1,057	2,279	2,872

Research and development expense	488	416	1,450	1,513
Selling, general and administrative expense	890	765	2,711	2,299
Loss from operations	(815)	(124)	(1,882)	(940)

Interest expense	47	12	140	32
Loss before provision for income taxes	(862)	(136)	(2,022)	(972)

Provision for income taxes	—	—	—	—
Net loss	$(862)	$(136)	$(2,022)	$(972)

Net loss per basic share	$(0.02)	$(0.00)	$(0.06)	$(0.03)
Weighted average number of basic common shares outstanding	38,136,792	33,879,097	36,077,257	33,858,184
Net loss per diluted share	$(0.02)	$(0.00)	$(0.06)	$(0.03)
Weighted average number of diluted common shares outstanding	38,136,792	33,879,097	36,077,257	33,858,184

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

(Unaudited Consolidated Condensed)

(In thousands except share data)

	Preferred Stock		Common Stock		Additional	Accumulated
Description	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Total
Balance on December 31, 2017	—	$—	33,847,793	$338	$98,563	$(95,669)	$3,232
Stock-based compensation	—	—	—	—	43	—	43
(Net loss)	—	—	—	—	—	(924)	(924)
Balance on March 31, 2018	—	$—	33,847,793	$338	$98,606	$(96,593)	$2,351
Stock-based compensation	—	—	—	—	45	—	45
Net income	—	—	—	—	—	88	88
Balance on June 30, 2018	—	$—	33,847,793	$338	$98,651	$(96,505)	$2,484
Stock option exercises	—	—	63,999	1	28	—	29
Stock-based compensation	—	—	—	—	58	—	58
(Net loss)	—	—	—	—	—	(136)	(136)
Balance on September 30, 2018	—	$—	33,911,792	$339	$98,737	$(98,910)	$2,435

Balance on December 31, 2018	—	$—	33,911,792	$339	$98,795	$(97,750)	$1,384
Stock-based compensation	—	—	—	—	57	—	57
(Net loss)	—	—	—	—	—	(513)	(513)
Balance on March 31, 2019	—	$—	33,911,792	$339	$98,852	$(98,263)	$928
Stock option exercises	—	—	36,000	—	16	—	16
Stock-based compensation	—	—	—	—	58	—	58
Issuance of Common Stock	—	—	4,189,000	42	1,634	—	1,676
(Net loss)	—	—	—	—	—	(647)	(647)
Balance on June 30, 2019	—	$—	38,136,792	$381	$100,560	$(98,910)	$2,031
Stock-based compensation	—	—	—	—	64	—	64
(Net loss)	—	—	—	—	—	(862)	(862)
Balance on September 30, 2019	—	$—	38,136,792	$381	$100,624	$(99,772)	$1,233

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited Consolidated Condensed)

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Operating activities:
Net loss	$(2,022)	$(972)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	234	239
Loss on disposal of equipment and leasehold improvements	16	—
Share-based compensation	179	146

Changes in assets and liabilities related to operations:
Trade accounts receivable	(544)	(802)
Inventories	98	(706)
Prepaid expenses and other assets	(12)	(84)
Accounts payable	(632)	872
Accrued expenses	(19)	386
Deferred revenue	594	—
Other long-term assets and liabilities	(53)	—
Net cash used in operating activities	(2,161)	(921)

Investing activities:
Acquisition of equipment and leasehold improvements	(523)	(115)
Net cash used in investing activities	(523)	(115)

Financing activities:
Principal payment on finance leases	(162)	(114)
Proceeds from line of credit, bank	1,000	1,200
Payments to the line of credit, bank	(500)	(1,000)
Proceeds from line of credit, related party	8,166	—
Payments to line of credit, related party	(7,895)	—
Proceeds from issuance of common stock	1,676	—
Proceeds from stock option exercises	16	29
Net cash provided by financing activities	2,301	115
Decrease in cash and cash equivalents	(383)	(921)
Cash and cash equivalents at beginning of period	1,345	1,955
Cash and cash equivalents at end of period	$962	$1,034

Supplemental cash flow information:
Interest paid	$126	$32

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$18	$6
Non-cash purchases of property and equipment	$—	$248

See Notes to Consolidated Condensed Financial Statements.

 NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited Consolidated Condensed)

(in thousands, except share and per share data or as otherwise noted herein)

(1) Basis of Presentation

The accompanying unaudited consolidated condensed interim financial statements of Nanophase Technologies Corporation (“Nanophase”, “Company”, “we”, “our”, or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the interim periods presented.  All statements include the results from both Nanophase and our wholly-owned subsidiary, Solesence, LLC (“Solésence,” or our “Solésence® subsidiary”).  Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission.

(2) Going Concern / Liquidity

We believe that cash from operations, cash on hand, cash from our May 13, 2019 and November 13, 2019 financings, in addition to unused borrowing capacity, should be adequate to fund our operating plans through 2019, but this is dependent on several things over which we have limited control. Our largest customer, consisting of 64% of revenue for the nine-months ended September 30, 2019, had a revenue decrease of 20% from the same time last year. This decline has limited our flexibility and required us to make cash management a top priority. The growth in our Solésence® business increased 56% for the nine months ended September 30, 2019 compared to the same time last year. We continue to view Solésence® as a critical strategic undertaking and may require additional investment in working capital. Our current plan is to continue to invest in Solésence®-related operating expenses and capital equipment. Given the decline related to our largest customer, as well as our investment in Solésence®, it is possible that we may need to seek additional funding to address working capital demands within the next twelve months.  We believe that we will be able to secure additional financing, but we do not have any financing commitments in place. However, we may not be able to secure additional financing in a timely manner under commercially reasonable terms, or at all. If we are unable to secure additional financing, we would need to reevaluate the Company’s strategy, including our Solésence® growth strategy, and lower investment and expenses accordingly. This could impede growth in 2020 and beyond.

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

The adoption of this guidance had a material impact on the Consolidated Condensed Balance Sheet as of September 30, 2019 due to the recognition of equal right-of-use assets and lease liabilities for the Company’s portfolio of operating leases. The right-of-use asset balance was then adjusted by the reclassification of pre-existing accrued rent balances from other line items within the Consolidated Condensed Balance Sheet. The adoption had an immaterial impact to the Consolidated Condensed Statement of Cash Flows and to the Consolidated Condensed Statement of Operations for the three and nine months ended September 30, 2019. The adoption had no impact to the Consolidated Condensed Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2019. Additional information and disclosures required by the new standard are contained in Note 10, Leases.

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

We target markets in which we believe practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers, and our Solésence® products to cosmetics and skin care brands. Recently developed technologies have made certain new products possible and opened potential new markets. The patent granted in 2015, for a new type of particle surface treatment (coating) — now called Active Stress Defense™ Technology — became the cornerstone of our product development in personal care.  In addition, through the creation of our Solésence® subsidiary, we utilize this particle surface treatment to manufacture and sell fully developed solutions to targeted customers in the skin care industry, in addition to the ingredients we have traditionally sold in the personal care area. We are currently in the process of expanding our patented technologies relating to Solesence applications.

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

Customers deposits, deferred revenue and other receipts are deferred and recognized when the revenue is realized and earned.  Cash payments to customers are classified as reductions of revenue in the Company’s Consolidated Condensed Statement of Operations. Customer deposits, $344 as of September 30, 2019, have been classified as deferred revenue. At December 31, 2018, customer deposits were immaterial.

On July 31, 2019, we entered into a Joint Development Agreement, with an initial term of ten years, with Sumitomo Corporation of Americas (“SCOA”) to jointly develop certain coated materials for the use in the personal care market. In return for the Company’s exclusive efforts on SCOA’s behalf, SCOA has agreed to pay a commitment fee of $250 and two subsequent payments, of $125 each. The two subsequent payments are contingent upon the achievement of certain performance obligations as defined in the agreement.

If the Company elects to terminate the agreement within the terms allowed and prior to achieving the initial performance obligations, the original $250 must be refunded. As of September 30, 2019, the Company has not yet started fulfilling its performance obligations, and as such, the $250 received is recorded as deferred revenue, split between current and long-term, based on the Company’s estimate of the period over which the performance obligation will be completed. Revenue will be recognized proportionally to the Company’s completion of the performance obligations.

(6) Earnings Per Share

Earnings (Loss) per share is computed using the Treasury Stock Method. Options to purchase approximately 165,000 and 497,000 shares of common stock that were outstanding as of September 30, 2019 for the three and nine months ended September 30, 2019, respectively, were not included in the computation of diluted earnings (loss) per share, as the impact of such shares would be anti-dilutive. Options to purchase approximately 1,119,000 and 820,000 shares of common stock that were outstanding as of September 30, 2018 were not included in the computation of loss per share for the three and nine months ended September 30, 2018, respectively, as the impact of such shares would be anti-dilutive.

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, along with the promissory note with no related borrowings described in Note 8, and any borrowings on the working capital line of credit from Libertyville Bank and Trust and any borrowings under the Master Agreement from Beachcorp, LLC described below in Note 8. The fair values of all financial instruments were not materially different from their carrying values. There were no financial assets or liabilities adjusted to fair value on September 30, 2019 or December 31, 2018.

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

On March 22, 2019, we executed a New Business Loan Agreement, dated as of March 4, 2019, with Libertyville Bank and Trust Company, a Wintrust Community Bank (“Libertyville”), our primary bank, which replaces the Line of Credit Agreement with Libertyville having a maturity date of March 4, 2019. The New Business Loan Agreement matures on March 4, 2020. Under the New Business Loan Agreement, Libertyville will provide a maximum of (i) $500 or (ii) two times the sum of (a) 75% our eligible accounts receivables and (b) our cash deposited with Libertyville, whichever is less, of revolving credit to us, collateralized by a senior priority lien on our accounts receivable, inventory, equipment, general intangibles and fixtures. Interest is payable monthly on any advances at a floating interest rate of the prime rate at the time plus 1%. We must have $500 in cash, inclusive of the borrowed amount, at Libertyville on the date of any advance. Advances may only occur at the beginning or end of a fiscal quarter and must be repaid in full within five business days of the advance. As of September 30, 2019, the outstanding balance on this loan was $500. There was no outstanding balance on this loan at December 31, 2018.

On November 16, 2018, we entered into a Business Loan Agreement (the “Master Agreement”) with Beachcorp, LLC. Beachcorp, LLC is managed by Bradford T. Whitmore, who, together with his affiliates Grace Brothers, Ltd. and Grace Investments, Ltd., beneficially owned approximately 53% of our common stock as of May 13, 2019, pursuant to our 2019 financing. The Master Agreement relates to two loan facilities, each evidenced by separate promissory notes, each dated November 16, 2018: a term loan to the Company of up to $500 to be disbursed in a single advance (the “Term Loan”) with a fixed annual interest rate of 8.25%, payable quarterly, accruing from the date of such advance and with principal due on December 31, 2020; and an asset-based revolving loan facility for the Company of up to $2,000 (the “Revolver Facility”), with floating interest accruing at the prime rate plus 3% (8.25% minimum) per year, with a borrowing base consisting of qualified accounts receivable of the Company, and with all principal and accrued interest due March 31, 2020. The Term Loan and Revolver Facility are secured by all the unencumbered assets of the Company and subordinated to Libertyville’s secured interest under the New Business Loan Agreement. The Master Agreement substantially restricts the Company’s ability to incur additional indebtedness during the terms of both the Term Loan and the Revolver Facility. On September 30, 2019, the balance on the term loan was $500 and the balance on the Revolver Facility was $1,103. For the three months and nine months ended September 30, 2019, interest expense was $47 and $140, respectively, compared to the same periods in 2018 of $12 and $32, respectively. For the nine months ended September 30, 2019, $14 was accrued and $126 paid. As Beachcorp, LLC is an affiliate of one of our shareholders, $91 is interest with a related party, of which $77 was paid and $14 was owed. There was a one-time amendment to the credit agreement allowing a 30 day extended Account Receivable eligibility for one of our largest customers. With this amendment, September 30, 2019 borrowings were within the amended credit agreement line, with an additional $233 available. The balance of borrowing base, loan amount, and any excess payments required over the available borrowing base will change as frequently as daily, given the operational nature of the elements of the Revolver Facility.

(9) Inventories

Inventories consist of the following:

	September 30, 2019	December 31, 2018
Raw materials	$1,151	$1,086
Finished goods	1,050	1,243
	2,201	2,329
Allowance for excess inventory quantities	(57)	(87)
	$2,144	$2,242

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

The adoption of Topic 842 resulted in the Company recognizing operating lease liabilities totaling $2,556 with a corresponding right-of-use (“ROU”) asset of $2,212 based on the present value of the minimum rental payments of such leases. The variance between the ROU asset balance and the lease liability is deferred rent liability that existed prior to the adoption of the ASC 842 and was offset against the ROU asset balance during the adoption. As of September 30, 2019, the ROU asset had a balance of $2,198 which is included in the “Operating lease right-of-use assets” line item of these condensed consolidated financial statements and current and non-current lease liabilities related to the ROU asset of $361 and $2,128 respectively, and are included in the “Current portion of operating lease obligations” and “Long-term portion of operating lease obligations” line items of these condensed consolidated financial statements. The discount rates used for leases accounted for under ASC 842 are based on an interest rate yield curve developed for the leases in the Company’s portfolio.

The office leases contain variable lease payments which consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to not separate lease and non-lease components.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$18	$52
Interest on finance lease liabilities	14	44
Total finance lease costs	32	96
Operating lease cost components:
Operating lease cost	129	375
Variable lease cost	27	81
Short-term lease cost	16	68
Total operating lease costs	172	524

Total lease cost	$204	$620

Supplemental cash flow information related to leases is as follows for the nine months ended September 30, 2019:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$509
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$205

Weighted-average remaining lease term-finance leases (in years)	2.2
Weighted-average remaining lease term-operating leases (in years)	3.3
Weighted-average discount rate-finance leases	9.1%
Weighted-average discount rate-operating leases	14.4%

The future maturities of the Company’s finance and operating leases as of September 30, 2019 is as follows:

	Finance	Operating
	Leases	Leases	Total
2019	$69	$184	$253
2020	255	676	931
2021	196	687	883
2022	109	705	814
2023	5	690	695
2024 and thereafter	—	580	580
Total payments	$634	$3,522	$4,156
Less amounts representing interest	(72)	(1,033)	(1,105)
Present value of lease obligations	$562	$2,489	$3,051

(11) Share-Based Compensation

We follow FASB ASC Topic 718, Compensation – Stock Compensation, in which compensation expense is recognized only for share-based payments expected to vest. We recognized compensation expense related to stock options of $64 and $179 for the three and nine months ended September 30, 2019, respectively, compared to $58 and $146 for the three and nine months ended September 30, 2018, respectively.

As of September 30, 2019, there was approximately $422 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 1.8 years.

Stock Options and Stock Grants

During the nine months ended September 30, 2019, 36,000 stock options were exercised for $16. During the nine months ended September 30, 2018, 63,999 shares of common stock were issued pursuant to stock option exercises for proceeds of $29.  During the nine months ended September 30, 2019, 547,500 stock options were granted, compared to 570,500 stock options granted during the same period in 2018. During the nine months ended September 30, 2019, 130,500 stock options expired compared to 188,504 for the same period in 2018. For the nine months ended September 30, 2019, 48,600 stock options were forfeited compared to 31,601 for the same period in 2018. We had 3,747,400 stock options outstanding at a weighted average exercise price of $0.64 on September 30, 2019, compared to 3,415,000 stock options outstanding at a weighted average exercise price of $0.67 on December 31, 2018.

No stock options were granted in the three-month periods ending September 30, 2019 and 2018.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for stock options granted during the three months and nine months periods presented:

For the nine months ended	September 30, 2019	September 30, 2018
Weighted-average risk-free interest rates	2.3%	2.9%
Dividend yield	0.00%	0.00%
Weighted-average expected life of the option	7 years	7 years
Weighted-average expected stock price volatility	94%	94%
Weighted-average fair value of the options granted	$0.64	$0.64

As of September 30, 2019, we did not have any unvested restricted stock or performance shares outstanding.

(12) Significant Customers and Contingencies

Revenue from three customers constituted approximately 75%, 5% and 4%, respectively, of our total revenue for the three months ended September 30, 2019. For the nine months ended September 30, 2019, revenue from the same three customers was approximately 64%, 3% and 9%, respectively. Amounts included in accounts receivable on September 30, 2019 relating to these three customers were approximately $1,042, $116 and $122, respectively.  Revenue from these three customers constituted approximately 73%, 4% and 12%, respectively, for the three months ended September 30, 2018. For the nine months ended September 30, 2018, revenue from the same three customers was approximately 73%, 3% and 8%, respectively. Amounts included in accounts receivable on September 30, 2018 relating to these three customers were approximately $1,171, $120 and $388, respectively. The loss of one of these significant customers, a significant decrease in revenue from one or more of these customers, or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

We currently have exclusive supply agreements with BASF Corporation (“BASF”), our largest customer, that have contingencies outlined which could potentially result in the license of technology and/or the sale of production equipment from the Company to the customer intended to provide capacity sufficient to meet the customer’s production needs. This outcome may occur if we fail to meet certain performance requirements, certain other obligations and/or certain financial condition covenants. The financial condition covenants in one of our supply agreements with BASF “trigger” a technology transfer right (license and equipment sale at BASF’s option) in the event (a) that earnings for the twelve-month period ending with our most recently published quarterly financial statements are less than zero and a minimum of $1 million in total of certain assets of which at least $500 must be in cash, cash equivalents and certain investments, with the balance being composed of certain inventory and receivables, is not maintained or (b) of an acceleration of any debt maturity having a principal amount of more than $10 million. There are certain minimum finished goods inventory requirements with the 2019 amendment to the supply agreement. This agreement also requires Nanophase to maintain certain finished goods inventory levels as “safety stock,” beginning in the first quarter of 2019, and increasing through the third quarter of 2019 to a negotiated level based on agreed demand metrics, in order to maintain the $500 non-cash component discussed above. After September 30, 2019, should our safety stock fall below the prescribed amount of material, the quarter-end cash requirement would revert to $1,000 in cash, cash equivalents, and certain investments. As of September 30, 2019, safety stock did not meet the prescribed amount of material. However, cash, cash equivalents, and eligible accounts receivable exceeded the minimum $1,000 required as of September 30, 2019. The safety stock requirement may be adjusted upon mutual agreement.

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

Current cash and credit availability should be sufficient (see the description of our New Line of Credit Agreement with Libertyville and the Master Agreement with Beachcorp, LLC (described in Note 8) to operate our business through the balance of 2019. If a triggering event were to occur and BASF elected to proceed with the license and related equipment sale mentioned above, we would receive royalty payments from this customer for products sold using our technology; however, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by our agreement with the customer. Similar consequences would occur if we were determined to have materially breached certain other provisions of the supply agreement with BASF. Any such event would also likely result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success and it could be difficult to replace them quickly. Given the occurrence of any such event, we might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on us. Finally, any shortfall in capital needed to operate the business as management intends, including with respect to avoiding this triggering event as described above, may result in a curtailment of certain activities or anticipated investments.

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

On July 31, 2019, we entered into a Joint Development Agreement, with an initial term of ten years, with Sumitomo Corporation of Americas (“SCOA”) to jointly develop certain coated materials for the use in the personal care market. In return for the Company’s exclusive efforts on SCOA’s behalf, SCOA has agreed to pay a commitment fee of $250 and two subsequent payments, of $125 each. The two subsequent payments are contingent upon the achievement of certain performance obligations as defined in the agreement.

If the Company elects to terminate the agreement within the terms allowed and prior to achieving the initial performance obligations, the original $250 must be refunded. As of September 30, 2019, the Company has not yet started fulfilling its performance obligations, and as such, the $250 received is recorded as deferred revenue, split between current and long-term, based on the Company’s estimate of the period over which the performance obligation will be completed. Revenue will be recognized proportionally to the Company’s completion of the performance obligations.

(13) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $34 and $734 for the three and nine months ended September 30, 2019, respectively, compared to $152 and $335 for the three and nine months ended September 30, 2018, respectively. All of this revenue was product revenue.

Our operations comprise a single business segment and all our long-lived assets are located within the United States. We categorize our revenue stream into three main product categories, Personal Care Ingredients, Advanced Materials and Solésence®. The revenues for the three months and nine months ended September 30, 2019 and 2018, by category, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Product Category	2019	2018	2019	2018
Personal Care Ingredients	$2,304	$2,982	$6,464	$8,210
Advanced Materials	388	483	1,988	1,757
Solésence®	377	557	1,666	1,069
Total Sales	$3,069	$4,022	$10,118	$11,036

(14) Subsequent Events

On November 13, 2019, we entered into a Securities Purchase Agreement (the “SPA”) with Mr. Whitmore pursuant to which he agreed to purchase a Convertible Note from the Company for $2,000,000 and otherwise including representations, warranties and covenants which are customary for similar transactions.  The transactions contemplated by the SPA are expected to close on November 20, 2019.

Pursuant to the SPA, the Company has agreed to issue a 2% Secured Convertible Promissory Note in the original principal amount of $2,000,000 (the “Convertible Note”), the principal amount of which is payable to the order of Mr. Whitmore and his registered assigns and successors in a single payment on May 15, 2024 (the “Maturity Date”). The principal amount and, at the holder’s option, accrued interest under the Convertible Note is convertible at the holder’s option into additional shares of the Company’s common stock in whole or in part and from time to time up to the Maturity Date at a conversion price of $0.20 per share.

Pursuant to the Convertible Note, we have agreed to reserve sufficient shares of our common stock for the conversion of the Convertible Note. Our Board of Directors has proposed, and has summited to our stockholders for adoption at our 2019 annual meeting, an amendment to our certificate of incorporation to increase the number of authorized shares of common stock (the “Certificate Amendment”). If the Certificate Amendment is adopted by our stockholders and filed with the Delaware Secretary of State, we will be able to reserve a sufficient number of shares for the conversion of the Convertible Note. If the Certificate Amendment is not so filed on or before December 31, 2019, an amount equal to 105% of the outstanding principal amount of the Convertible Note (plus all accrued and unpaid interest, if any) will be immediately due and payable.

If there is a change in control transaction, Mr. Whitmore shall have the right to require the Company or its successor to the Convertible Note, in whole or in part, at a redemption price equal to 105% of the outstanding Principal Amount (plus any accrued interest or applicable late charges) being redeemed.

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

Results of Operations

Total revenue decreased to $3,069 for the three months ended September 30, 2019, compared to $4,022 for the same period in 2018. Total revenue decreased to $10,118 for the nine months ended September 30, 2019 from $11,036 for the same period 2018. A substantial majority of our revenue for both periods was from our largest customers, in particular, sales to our largest customer in personal care and sunscreen applications. Revenue from our top three customers was approximately 75%, 5% and 4%, respectively, of our total revenue for the three months ended September 30, 2019 and approximately 64%, 3% and 9%, respectively, for the nine months ended September 30, 2019. Revenue from these three customers constituted approximately 73%, 4% and 12%, respectively for the three months ended September 30, 2018 and approximately 73%, 3% and 8%, respectively, for the nine months ended September 30, 2018. Product revenue, the primary component of our total revenue, decreased to $3,043 for the three months ended September 30, 2019, compared to $3,998 for the same period in 2018.  The decrease was primarily due to reduced order flow from several of our larger customers, including our largest customer in personal care. Product revenue decreased to $9,797 for the nine months ended September 30, 2019, compared to $10,908 for the same period in 2018. Solésence® product revenue increased approximately 56% for the nine months ended September 30, 2019 compared to the same period for 2018. The total decrease in product revenue is attributed to order flow from our largest personal care customer.

Other revenue increased to $26 for the three months ended September 30, 2019, compared to $24 for the same period in 2018.  Other revenue increased to $321 for the nine months ended September 30, 2019, compared to $128 for the same period in 2018. Other revenue is typically comprised of royalties and shipping costs paid by customers. For the nine months ended September 30, 2019, other revenue included a unique bulk buyout of $211 in Q1 of 2019.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements.  Cost of revenue decreased to $2,506 for the three months ended September 30, 2019, compared to $2,965 for the same period in 2018. Cost of revenue decreased to $7,839 for the nine months ended September 30, 2019, compared to $8,164 for the same period in 2018. The decrease in cost of revenue was primarily driven by decreased volume coupled with price inflation on materials and manufacturing inefficiencies related to Solésence® product launches. While we typically pass through costs to our customers, we sometimes cannot pass through 100% of pricing increases on raw materials. Even with pass throughs, our gross margin percentage is negatively impacted by higher material costs. We expect to continue new advanced material development relating to personal care ingredients and for our formulated Solésence® products during 2019 and beyond.  At current revenue levels, we have generated a positive gross margin, though margins have been impeded by not having enough revenue to efficiently absorb manufacturing overhead. We believe that our current fixed manufacturing cost structure is sufficient to support higher levels of revenue volume.  The extent to which margins may grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to manage costs and pass commodity market-driven raw materials increases on to customers, and the speed and efficiency with which we are able to scale up production for our Solésence® products. We expect that product revenue volume increases would result in our fixed manufacturing costs being more efficiently absorbed, which should lead to increased margins.  We expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets, but may or may not realize absolute dollar gross margin growth through 2019 and beyond, dependent upon the factors discussed above.

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

Research and development expense increased to $488 for the three months ended September 30, 2019, compared to $416 for the same period in 2018.  For the nine months ended September 30, 2019 research and development expense decreased to $1,450, compared to $1,513 for the same period in 2018. The primary reasons for this decrease were timing related to outside product testing and evaluation costs related to our Solésence® products.  We expect quarterly research and development expense to increase during the remainder of 2019.

Selling, general and administrative expense increased to $890 for the three months ended September 30, 2019, compared to $765 for the same period in 2018.  For the nine months ended September 30, 2019, selling, general and administrative expense increased to $2,711, compared to $2,299 for the same period in 2018. Expenses associated with launching the Solésence® brand contributed to the increase. We expect selling, general and administrative expense to remain at current levels during the remainder of 2019.

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

Liquidity and Capital Resources

Our cash and cash equivalents amounted to $962 on September 30, 2019, compared to $1,345 on December 31, 2018 and $1,034 on September 30, 2018. The net cash used in our operating activities was $2,161 for the nine months ended September 30, 2019, compared to $921 for the same period in 2018. The net use of cash during the period ended September 30, 2019 was driven primarily by an increase in accounts receivable coupled with a decrease in accounts payables, compared to the same period in 2018 which had significant increases in accounts receivable and inventory with a decrease in accounts payable.  Net cash used in investing activities, specifically capital expenditures, was $523 during the nine months ended September 30, 2019, compared to $115 for the nine months ended September 30, 2018.  Net cash provided by financing activities was $2,301 during the nine months ended September 30, 2019, compared to $115 net cash provided for the same time period for 2018.  We paid $162 for capital lease obligations during the nine months ended September 30, 2019 compared to $114 in the same period in 2018.  On March 22, 2019 we entered a New Business Loan agreement with Libertyville for $500 which replaced the expiring prior year agreement. We paid the outstanding balance for the prior agreement of $300, on January 9, 2018 and had borrowings under our line of credit of $200 on March 30, 2018, which was subsequently repaid on April 4, 2018.  Under the new agreement, we borrowed $500 on March 30, 2019, which was subsequently repaid on April 3, 2019 and we borrowed $500 on September 28, 2019 which was subsequently repaid on October 2, 2019. During the nine months ending September 30, 2019, we drew 19 times from the Master Agreement with Beachcorp, LLC totaling $8,166 with repayment of $7,895. The net borrowings for the nine months ended September 30, 2019 was $271. On May 13, 2019, we sold approximately 4.2 million shares of our common stock to our largest investor for approximately $1,700 in proceeds. No selling commission or other remuneration was paid in connection with this transaction. We have used the proceeds for general corporate purposes.

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity.  The most restrictive financial covenants under these agreements require that we maintain a minimum of $1 million in total of certain assets of which at least $500 must be in cash, cash equivalents, and certain investments, with the balance being composed of certain inventory and receivables, and that we not have the acceleration of any debt maturity having a principal amount of more than $10 million, in order to avoid triggering the customer’s potential right to transfer certain technology and equipment to that customer at a contractually-defined price.  We had approximately $962 in cash and approximately $122 in BASF Accounts Receivables over 30 days, totaling $1,084, on September 30, 2019. During March 2019, we entered into a new line of credit, which expires in April 2020.  This supply agreement and its covenants are more fully described in Note 12, and our line of credit is more fully described in Note 8, to our Financial Statements in Part I, Item 1 of this Form 10-Q.

We believe that cash from operations, proceeds from our May 13, 2019 and November 13, 2019 equity financing, and cash on hand, in addition to unused borrowing capacity should be adequate to fund our operating plans through 2019. Given our expected growth in our Solésence® business, we are monitoring the temporary working capital demands that this could create, with timing being the most critical variable.  Our actual future capital requirements in 2019 and beyond will depend on many factors, including customer acceptance of our current and potential advanced materials, applications and product, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell our advanced materials, applications and products. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, we expect that capital spending relating to currently known capital needs for the remainder of 2019 will be between $60 and $100, and we could enter into one or more financing leases to finance these acquisitions, subject to the provisions of our new Line of Credit Agreement with Libertyville and our Master Agreement relating to our business loans with Beachcorp, LLC.  If those projects are delayed or ultimately prove unsuccessful, or if we fail to obtain financing on terms acceptable to us, we would expect our capital spending to be below the lower end of that range.  Similarly, substantial success in business development projects may cause the actual capital investment for the remainder of 2019 to exceed the top of this range.

Events may arise that require us to seek additional financing. Financing may not be available on acceptable terms or even at all, and any such additional financing could be dilutive to our stockholders. Such financing could be necessitated by such things as the loss of one or more existing customers; a significant decrease in revenue from one or more of our customers; temporary working capital demands resulting from our expected growth in our Solésence® business that we cannot fund with existing capital; currently unknown capital requirements in light of the factors described above; new regulatory requirements that are outside our control; the need to meet previously discussed cash requirements to avoid a triggering event under our BASF agreement, or various other circumstances coming to pass that we currently do not anticipate.  The failure to have access to sufficient capital to fund our business plans may result in a curtailment or other change in those plans, and under such circumstances, may raise doubt as to our ability to continue as a going concern.

On September 30, 2019, we had a net operating loss carryforward of approximately $79 million for income tax purposes.  Because we may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with our various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code.  If not utilized, the carryforward will expire at various dates. $77 million will expire between January 1, 2019 and December 31, 2037, while $2 million does not expire. Under recent changes in the Internal Revenue Code, losses incurred after January 1, 2018 carry forward indefinitely.  As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that a substantial portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities.  Changes in Illinois state law that began in 2011 will impact net loss carryforward duration and utilization on the state tax level.

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

In addition to the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, investors should consider the following risk factors:

Our Ability to Continue as a Going Concern is in Doubt Absent Obtaining Adequate New Financing

Cash from operations, cash on hand, cash from our May 13, 2019 and November 13, 2019 financing, in addition to unused borrowing capacity, should be adequate to fund our operating plans through 2019. Our largest customer, consisting of 64% of revenue for the nine-months ended September 30, 2019, had a revenue decrease of 20% from the same time last year. This decline has limited our flexibility and required us to make cash management a top priority. The growth in our Solésence® business increased 56% for the nine-months ended September 30, 2019 compared to the same time last year. We continue to view Solésence® as a critical strategic undertaking and may require additional investment in working capital. Our current plan is to continue to invest in Solésence®-related operating expenses and capital equipment. Given the decline related to our largest customer, as well as our growth strategy for Solésence®, we may need to seek additional funding to address working capital demands within the next twelve months. We believe that we will be able to secure additional financing, but we do not have any additional financing commitments in place as of today. However, we may not be able to secure additional financing in a timely manner under commercially reasonable terms, or at all. If we are unable to secure additional financing, we would need to reevaluate the Company’s strategy, including our Solésence® growth strategy, and lower investment and expenses accordingly. This could impede growth in 2020 and beyond.

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

On November 13, 2019, we entered into a Securities Purchase Agreement (the “SPA”) with Bradford T. Whitmore pursuant to which he agreed to purchase a Convertible Note (see below) from the Company for $2,000,000 and otherwise including representations, warranties and covenants which are customary for similar transactions. The transactions contemplated by the SPA are expected to close on November 20, 2019. Together with his affiliates Grace Brothers, Ltd. and Grace Investments, Ltd., Mr. Whitmore beneficially owned approximately 53% of our common stock as of November 13, 2019. Through his affiliate Beachcorp, LLC, Mr. Whitmore is also a substantial lender to the Company under the Business Loan Agreement, dated November 16, 2018 (see Note 8 to our financial statements in Part I of this Quarterly Report on Form 10-Q). The Company did not engage an underwriter for this transaction, and no selling commission or other remuneration was paid in connection with this transaction. We expect to use the proceeds for general corporate purposes.

Pursuant to the SPA, the Company has agreed to issue a 2% Secured Convertible Promissory Note in the original principal amount of $2,000,000 (the “Convertible Note”), the principal amount of which is payable to the order of Mr. Whitmore and his registered assigns and successors in a single payment on May 15, 2024 (the “Maturity Date”). The principal amount of the Convertible Note accrues interest at the rate of 2.0% per year, which interest is payable semi-annually on the 15th day of May and November, commencing on May 15, 2020. The principal amount and, at the holder’s option, accrued interest under the Convertible Note is convertible at the holder’s option into additional shares of the Company’s common stock in whole or in part and from time to time up to the Maturity Date at a conversion price of $0.20 per share. Assuming the Convertible Note had been converted effective on November 14, 2019, the $2,000,000 principal amount of the Convertible Note would convert into 10,000,000 shares of the Company’s common stock, and such hypothetical conversion of the Convertible Note would have increased Mr. Whitmore’s direct and indirect beneficial ownership to approximately 63% of the Company’s common stock assuming that he directed that all of the shares issued upon such conversion should be issued to him personally.

The obligations under the Convertible Note will be secured by a security interest in all of the Company’s personal property pursuant to a Commercial Security Agreement among Mr. Whitmore, the Company and Solésence, LLC, the Company’s sole subsidiary.

Pursuant to the Convertible Note, we have agreed to reserve sufficient shares of our common stock for the conversion of the Convertible Note. Our Board of Directors has proposed, and has summited to our stockholders for adoption at our 2019 annual meeting, an amendment to our certificate of incorporation to increase the number of authorized shares of common stock (the “Certificate Amendment”). If the Certificate Amendment is adopted by our stockholders and filed with the Delaware Secretary of State, we will be able to reserve a sufficient number of shares for the conversion of the Convertible Note. If the Certificate Amendment is not filed on or before December 31, 2019, an amount equal to 105% of the outstanding principal amount of the Convertible Note (plus all accrued and unpaid interest, if any) will be immediately due and payable.

If there is a change in control transaction, Mr. Whitmore shall have the right to require the Company or its successor to redeem the Convertible Note, in whole or in part, at a redemption price equal to 105% of the outstanding Principal Amount (plus any accrued interest or applicable late charges) being redeemed.

The SPA also amended the Common Stock Purchase Agreement, dated May 13, 2019, between the Company and Mr. Whitmore to add the shares of common stock issuable upon conversion of the Convertible Note to the registration rights granted therein. The Company did not engage an underwriter for this transaction, and no selling commission or other remuneration was paid in connection with this transaction. We expect to use the proceeds for working capital and general corporate purposes. The sale of the Convertible Note to Mr. Whitmore will be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D promulgated under the Securities Act because Mr. Whitmore has a preexisting relationship with the Company as its largest stockholder, Mr. Whitmore represented to the Company that he has assets or income sufficient to qualify as an accredited investor, as defined under Regulation D, and the Company did not engage in any general solicitation or general advertising in offering such securities.

The complete text of the SPA is filed as Exhibit 4.1 to this Quarterly Report on Form 10-Q, and this summary is qualified in its entirety by reference to such Exhibit 4.1.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.

Exhibits

Exhibit 4.1	Securities Purchase Agreement dated November 13, 2019, between Nanophase Technologies Corporation and Bradford T. Whitmore.

Exhibit 4.2	Commercial Security Agreement is dated as of November 20, 2019, between Nanophase Technologies Corporation, Solesence, LLC and Bradford T. Whitmore.

Exhibit 4.3	2% Second Secured Convertible Note dated November 20, 2019, made by the Nanophase Technologies Corporation and payable to the order of Bradford T. Whitmore

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101	The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Stockholders Equity, (4) the Statements of Cash Flows, and (5) the Notes to Unaudited Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: November 14, 2019	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer
(principal executive officer, and principal
financial officer)