Form 10-K
period 2019-12-31
NANOPHASE TECHNOLOGIES Corp
filed 2020-03-30
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based upon the last reported sale price of the registrant’s common stock on June 28, 2019 was $8,291,014 as of such date.

The number of shares outstanding of the registrant’s common stock, par value $.01, as of March 27, 2020 was 38,136,792.

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

In recent years, we have advanced and expanded our expertise in nanoscale engineering to include non-nano materials as well as an array of skin care formulations designed to address skin health while imparting an excellent sensory experience. We produce materials for use in three business areas: personal care ingredients, including ingredients for use in sunscreens as active ingredients; fully formulated cosmetics of our own design which are developed, marketed and distributed under the Solésence® brand name by our wholly owned subsidiary Solesence, LLC (identified throughout this report as our Solésence® subsidiary); and, to a lesser extent, in our advanced materials products, which include architectural coatings, industrial coatings, abrasion-resistant additives, plastics additives, medical diagnostics, and a variety of surface finishing technologies (polishing) applications, including optics.

Although our technology can be applied to a wide variety of applications, we have focused our efforts on only a handful of applications to gain a depth of knowledge and maximize our potential to grow rapidly. In particular, we have refined our development focus primarily to the personal care market, focusing on skin health. If we find a unique application outside of our core markets that does not require significant development resources, then we may pursue it as “opportunistic” business, but we currently have not made a definitive decision to extend our primary development focus outside the personal care market. We believe this focused approach will contribute to a higher success rate for related opportunities than we would experience by pursuing more opportunities simultaneously.

Our manufacturing is based on Lean Six Sigma discipline and is registered under the ISO 9001, American National Standard, Quality Management System Requirements; the ISO 14001, American National Standard, Environmental Management System Requirements; and is compliant with current Good Manufacturing Practices (“cGMP”) for products under U.S. Food and Drug Administration (“FDA”) regulation.

Personal Care Ingredients Business

Our largest line of business is the manufacture and sale of personal care ingredients. We manufacture and supply hundreds of metric tons of surface engineered zinc oxide and titanium dioxide to our customers annually that are used by major global consumer products companies for sunscreens and personal care products. We produce these products using proprietary coating and dispersion technologies that comply with the requirements of cGMP.

Solésence® Business

Commencing in 2015, we expanded our offerings beyond personal care ingredients to include fully formulated skin care products developed, marketed and sold by our Solésence® subsidiary. Although our Solésence® products are fully formulated for consumer use, we do not sell directly to consumers or distribute products to consumers under the Solésence® brand through intermediaries or resellers. Instead, we sell our Solésence® products to manufacturers, formulators and distributors of consumer personal care products as market-ready products, as customized white label products, or as custom-developed products, in each case, for sale or distribution to consumers under our customers’ brand names.

During 2015 we were granted a patent on a new type of particle surface treatment (coating) — now called Active Stress Defense™ Technology — which has become the cornerstone of our new product development in our Solésence® business, with first revenue recognized during 2016. We have developed and expanded our in-house formulating capability, through which we have created multiple fully formulated finished cosmetics products for sale in markets focused on skin care and environmental protection. Products developed and sold by our Solésence® subsidiary are all produced under the requirements of cGMP, which enables us to leverage the expertise we developed in the manufacture of personal care ingredients.

3

Advanced Materials Business

Our third line of business is the manufacture and sale of other advanced nanoparticle materials. Our advanced materials have applications in diverse global markets where they are incorporated into a process, such as optics polishing, or a product, such as an industrial coating to prevent degradation or aid in application, or significantly improve wear resistance.

We have developed proprietary technology to disperse nano- and non-nano-particles in both aqueous (water-based) and several organic solvent systems. These dispersions are stable at high weight loading (typically 18-55% by weight). These aspects provide distinct market advantages. Dispersed materials are desired by many customers for use in their processes or products because of the ease of incorporation.

Sources and Availability of Raw Materials.

Most of the raw materials we use are readily commercially available. In some cases, we rely on sole-source processors of materials that utilize an array of worldwide sources for the raw materials that they process to our specifications. In certain cases, moreover, certain raw materials that we deal with have a very limited supply, such as cerium oxide, classified as “Rare Earth elements,” for use in surface finishing technologies (polishing) applications, as well as the very high purity zinc that we use in personal care applications. Although we currently believe we have developed adequate commercial relationships to supply the necessary raw materials for our business which are not readily commercially available, our business is subject to the pricing and availability of certain raw materials.

Some of the raw materials that are critical to the production of our products and parts that are critical to the operation of our equipment are sourced from single suppliers, suppliers from China and Korea, and in some cases, a single supplier from China. In December 2019, a novel strain of coronavirus (SARS-CoV-2) emerged in Wuhan, Hubei Province, China, which has subsequently been announced by the World Health Organization to be causing a global pandemic (COVID-19) The operations of our third-party suppliers could be disrupted by conditions unrelated to our business operations or that are beyond our control, including but not limited to international trade restrictions and conditions related to coronavirus or other epidemics. We are unsure whether an extended period of general supplier disruption caused by coronavirus and governments’ response to coronavirus will affect us directly or through our suppliers. We typically maintain no less than one month’s supply of raw materials and parts that are sourced from sole suppliers and make efforts to identify additional suppliers who may be able to provide such raw materials or parts.

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

Personal Care Ingredients Business

In addition to serving customers in diverse markets and geographic locations, we will continue to devote significant resources to maintaining and growing our relationship with BASF Corporation (“BASF”), the largest customer in our personal care ingredients line of business. This has been a successful relationship that we expect will contribute to our future growth. BASF, which describes itself as the world’s leading chemical company with revenue of approximately $67 billion, is a global leader in the personal care market with recognized brands, significant revenues and sales reach. We have a long-term exclusive relationship with BASF, primarily to provide zinc oxide-based products to be used in personal care cosmetics, with sunscreens and daily wear products being the dominant applications.

Solésence® Business

We market our fully formulated finished products directly to various brands in the skin care and cosmetics markets on a global basis. This represents a progression from providing ingredients to manufacturers of finished products, to offering Solésence®-branded finished products to marketers and sellers of skin care products. With our first Solésence® product revenue recognized during 2016, we had our first material amounts of Solésence® product revenue in 2017, and we expect these sales to expand in 2020. Historically, we have seen our customer-focused marketing approach increase our probability of success in many markets, allowing us to use an integrated platform of technologies and typically reduce the total time-to-market. We expect our Solésence® products business to enhance both our degree of control of the business development cycle, and to further reduce our total time-to-market.

Advanced Materials Business

Our technologies for engineering and manufacturing nanomaterials, and our understanding of how to make nano- and other advanced materials exhibit desirable performance characteristics in various media, have resulted in commercial materials solutions that we believe offer superior performance in many applications. Our products are used in a variety of applications, including architectural coatings, polishing applications (including optical glass and CMP (Chemical Mechanical Planarization), plastics additives, medical diagnostics, textiles applications, and others. As advanced materials markets continue to develop and grow, we believe that customers’ preferred delivery formats will often be dispersed and/or coated nanomaterials. We believe we are well-positioned with our platform of integrated commercial nanomaterial technologies to respond to this demand, although we are currently not actively developing new business in this area.

Research and Development

Most of our research and development is directly related to Solésence® product and personal care ingredient applications development. We endeavor to either meet specific customer needs or to develop applications solutions to address unmet needs in a particular market where we believe our materials will offer a distinct performance advantage. Our efforts in research and development, cosmetic formulating, process engineering and advanced engineering groups are focused in three major areas: 1) application development for our products; 2) creating or obtaining additional core material technologies and/or materials that have the capability to serve multiple skin health-related markets; and 3) continuing to improve our core technologies to improve manufacturing operations and reduce costs.

Our total research and development expense, which includes all expenses relating to our technology and advanced engineering groups, during the years ended December 31, 2019 and 2018, was $1.9 million and $2.1 million, respectively. This represents our share of these expenses only and does not take into account amounts spent by any of our customers in support of new product development. Our future success will depend in large part upon our ability to develop products which bring a high degree of value to our customers’ products. Through the three-year period ended December 31, 2019, we had cumulative research and development expenses of approximately $5.7 million and cumulative expenditures on equipment and leasehold improvements of approximately $0.3 million.

Competitive Advantage

In our personal care ingredients business, we believe that aggressively pursuing applications in targeted areas will help us to compete as a technical and commercial innovator using our materials expertise and, more importantly, to be perceived as a solutions provider by our customers, giving us a distinct market advantage over companies that are simply materials suppliers.  Currently, the market for active ingredients is undergoing changes that appear to be making minerals-based ingredients, essentially all of the ingredients we supply into this market, a much more popular option among consumers than they have been in the past.  Management has been aware of this trend and continues to see it as a validation of Company strategy.

In our Solésence® business, we have a proprietary Active Stress Defense ™ technology, which offers unique product performance-related and aesthetic advantages in environmental protection skin care. By combining our proprietary dispersion capabilities and formulation know-how, our Solésence® products enable our customers to expand the range of skin care and color cosmetics categories that can include sun protection, and their products consequently fill a unique market segment which drives the growing demand for our Solésence® products.

In our advanced materials business, we have created an integrated platform of commercial nanomaterial technologies that are patented, patent-pending or proprietary. These technologies revolve around our two distinct manufacturing process (PVS – Plasma Vapor Synthesis and NAS – NanoArc® Synthesis) and are designed to deliver a nano- and advanced-material solutions for a targeted market or a specific customer application. Our platform provides flexibility and capability to engineer nanomaterials that meet a customer’s performance requirements and delivers our nanomaterial solutions in a readily usable format. Our technologies are scalable and robust, having produced several hundred metric tons annually.

Manufacturing Operations

We have manufacturing capacity based in two locations in the Chicago area. At each of these facilities, we are able to develop and supply engineered materials and bulk finished goods in quantities ranging from grams to metric tons. Our facilities are registered under ISO 9001 international standards and are cGMP compliant for the manufacturing of Active Pharmaceutical Ingredients (often referred to as “APIs”). We are also in the process of registering some of the chemicals we ship to customers in Europe pursuant to the European Chemical Agency’s regulations issued to date pertaining to Registration Evaluation and Authorization of Chemicals (“REACH”). We have registered Zinc Oxide, Aluminum Oxide, Iron Oxide and Octyltrimethoxysilane under REACH. Our facilities are also registered under the international standard for environmental management, ISO 14001.

Our operations employ a cellular, team-based manufacturing approach, where workers operate in work “cells,” under a lean manufacturing environment to continuously advance and improve production capabilities. We have also developed a highly flexible workforce that has been cross trained to allow it to be employed broadly across our manufacturing processes. Our manufacturing approach and targeted engineering actions have resulted in continuing process innovations and improvements that have reduced the variable manufacturing cost significantly over the past several years.

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

As of the date of this filing, we own 9 U.S. patents and 4 pending U.S. patent applications. We also own 41 foreign patents and patent applications consisting of 31 issued or allowed foreign patents and 10 pending foreign patent applications. All of the pending and owned foreign patents are counterparts to domestic filings covering our platform of nanotechnologies and surface treatments. We have 1 U.S. patent, along with their 5 foreign counterparts, that are set to expire in 2020. We do not believe that the expiration of these patents will have a material impact on our business or financial condition.

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

With respect to larger producers of nanomaterials, while many of these producers do not currently offer directly competitive products, these companies may have greater financial and technical resources, larger research and development staffs, and greater manufacturing and marketing capabilities, and could compete directly against us. In addition, the number of development-stage companies involved in nanocrystalline- and advanced-materials continue to grow on a global basis, posing increasing competitive risks. Many of these companies are associated with university or national laboratories and use chemical and physical methods to produce nanocrystalline materials. We believe that most of these companies are engaged primarily in funded research and not commercial production; however, they may represent competitive risks in the future. Some development-stage companies, especially in other countries, receive significant government assistance or enjoy other benefits due to their location. We anticipate that foreign competition will continue to play an important role in the nano- and advanced-materials arena in the future, something we see regularly, albeit indirectly.

We believe that our material technologies and manufacturing platforms are strong. We believe we are well-positioned with our platform of integrated commercial material technologies and track record of technology improvement and evolution.

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

Governmental Regulations, Including Climate Change

The manufacture and use of certain of the products that contain Active Pharmaceutical Ingredients are subject to governmental regulations. As a result, we are required to adhere to the cGMP requirements of the FDA and similar regulations that include testing, control and documentation requirements enforced by periodic inspections. We have registered some of the chemicals we ship to customers in Europe in compliance with the European Chemical Agency’s regulations issued to date pertaining to REACH (to date, we have registered Zinc Oxide, Aluminum Oxide, Iron Oxide and Octyltrimethoxysilane under REACH).

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

Employees

On December 31, 2019, we had a total of 53 full-time employees, 5 of whom hold advanced degrees. Additionally, we have a number of temporary, and temporary-to-permanent employees and contractors with specific industry experience that have become a part of our talent pool. We have no collective bargaining agreements and believe that we have a strong relationship with our employees, whom management believes represent the strength of our Company.

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

Key Customers

A limited number of key customers account for a substantial portion of our commercial revenue, and aside from our largest customer, we are seeing the composition of these key customers change with the growth we are experiencing within our Solésence® subsidiary. In particular, revenue from two customers - the largest customer in our personal care ingredients business (BASF), and the first significant customer for our Solésence® products (Colorescience)constituted approximately 63%, and 8%, respectively, of our 2019 total revenue. As our Solesence products continue to represent more of our total revenues, we expect to see a number of smaller (sub-10% of revenue) customers represent a more significant portion of our total revenue.  Many of our customers are significantly larger than we are and, therefore, may be able to exert a high degree of influence over us. While our agreements with BASF are long-term agreements, they may be terminated by BASF under certain circumstances with reasonable notice and do not provide any guarantees that BASF will buy our products. The loss of one of our largest customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition. Due to the high concentration of sales to a limited number of customers, we have aggressively pursued new customers through our customer direct business model. To the extent we are successful in adding a large number of customers through this model and maintaining or expanding our existing partners, we believe we will be able to best manage the risks associated with customer concentration.

 Forward-Looking Statements

We want to provide investors with more meaningful and useful information. As a result, this Annual Report on Form 10-K (the “Form 10-K”) contains certain “forward-looking statements”, as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements reflect our current expectations of the future results of our operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2020 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: our ability to be consistently profitable despite the losses we have incurred since our incorporation; a decision by a customer to cancel a purchase order or supply agreement in light of our dependence on a limited number of key customers; the terms of our supply agreements with BASF which could trigger a requirement to transfer technology and/or sell equipment to that customer; our potential inability to obtain working capital when needed on acceptable terms or at all; our ability to obtain materials at costs we can pass through to our customers, including Rare Earth elements, specifically cerium oxide, as well as high purity zinc; uncertain demand for, and acceptance of, our nanocrystalline materials and Solésence® products; our manufacturing capacity and product mix flexibility in light of customer demand; our limited marketing experience, including with our suite of Solésence® products; changes in development and distribution relationships; the impact of competitive products and technologies; our dependence on patents and protection of proprietary information; our ability to maintain an appropriate electronic trading venue for our securities; the impact of any potential new governmental regulations, especially any new governmental regulations focusing on the processing, handling, storage or sale of nanomaterials, that could be difficult to respond to or costly to comply with; and the resolution of litigation or other legal proceedings in which we may become involved. In addition, our forward-looking statements could be affected by general industry and market conditions and growth rates. Readers of this Form 10-K should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

Item 2. Properties

We operate two facilities in the Chicago suburbs - a 36,000 square-foot production, research and headquarters facility in Romeoville, Illinois and a 20,000 square-foot production facility in Burr Ridge, Illinois. We also lease a 13,000 square-foot offsite warehouse in the vicinity of the Romeoville facility.

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

We lease our Romeoville and Burr Ridge facilities. During October 2016 we entered into an amendment to our Industrial Lease Agreement for the facility in Romeoville, Illinois, which, among other things, extended the term of such lease through December 31, 2024. On March 14, 2017, we entered into a new Building Lease for the Burr Ridge facility that began in September 2017 and will end during September 2021, with our option to further extend this lease by three additional one-year periods. On August 6, 2019 we entered into a new warehouse lease for a different property in Romeoville that began in September 2019 and will end in September 2022, with our option to extend this lease for one additional year.

We believe that our leased facilities provide sufficient capacity to fulfill current known customer demand as well as allow for the creation of substantial additional space to enable expansion of key production processes. We believe additional facilities could be obtained in the area at competitive prices, if necessary, to support growth. We believe that our capital expenditures made in 2019, and projected for 2020, will support currently anticipated demand from existing and expected customers through 2020. Our actual future capacity requirements will depend on many factors, including new and potential customer acceptance of our current and potential engineered materials, applications and products, both expected and currently unplanned growth from existing customers, continued progress in our research and development activities and product testing programs and the magnitude of these activities and programs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information; Holders; Dividends

Our common stock is traded under the symbol “NANX” on the OTCQB marketplace, operated by OTC Markets Group. The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock on the OTCQB marketplace:

	High	Low
Fiscal year ended December 31, 2019:
First Quarter	$0.80	$0.30
Second Quarter	0.69	0.43
Third Quarter	0.54	0.26
Fourth Quarter	0.59	0.25
Fiscal year ended December 31, 2018:
First Quarter	$0.52	$0.40
Second Quarter	1.34	0.43
Third Quarter	1.10	0.70
Fourth Quarter	0.90	0.68

On March 26, 2020, the last reported sale price of our common stock was $0.30 per share, and there were 115 holders of record of our common stock..

We have never declared or paid any cash dividends on our common stock and do not currently anticipate paying any cash dividends or other distributions on our common stock in the foreseeable future. We intend instead to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors deemed relevant by our Board of Directors. Our Business Loan Agreement, dated as of March 4, 2019, requires us to obtain the written consent of Libertyville Bank and Trust Company prior to paying any cash dividends on our common stock.

Item 6. Selected Financial Data

Not required for a smaller reporting company.

10

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

Overview

Nanophase is a skin health focused company that offers engineered materials, formulation development and commercial manufacturing with an integrated family of technologies. Our expertise in small particle engineering allows us to effectively coat and disperse particles on a nano and “non-nano” scale for use in a variety of diverse markets: personal care ingredients, including sunscreens as active ingredients; full formulations of skin care products, marketed and sold by our wholly owned subsidiary, Solesence, LLC (referred to in this report as our “Solésence® subsidiary”); and in our advanced materials line of business for use in architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, medical diagnostics, and a variety of surface finishing technologies (polishing) applications, including optics.

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

Results of Operations

Years Ended December 31, 2019 and 2018

Total revenue decreased to $12,509,000 in 2019, compared to $14,193,000 in 2018. A substantial majority of our revenue for each year is from our largest customers, in particular, sales to our largest customer in skin care and sunscreen applications. Product revenue, the primary component of our total revenue, decreased to $11,852,000 in 2019, compared to $14,040,000 in 2018. This decrease was due mainly to a decrease in revenue from our largest customer (Personal Care), from 74% of revenue in 2018 to 63% of revenue in 2019, while our largest Solesénce® (Finished Packaged Consumer Products) customer had roughly equal revenue in 2018 and 2019. Revenue from our top two customers - the largest customer in our personal care ingredients business (BASF), and the first significant customer for our Solésence® products (Colorescience) constituted approximately 63%, and 8%, respectively, of our 2019 total revenue, compared to 74% and 7%, respectively, for the same customers in 2018.

Other revenue increased to $657,000 in 2019, compared to $153,000 in 2018. This increase primarily related to a contractual fee to our largest customer relating to rapid changes in required capacity not in keeping with their forecast, and to the payment for goods manufactured that a Solesence customer subsequently decided to reformulate, taking a different version to market, both of which  management has classified as “other revenue.” Other revenue also includes customer-paid shipping charges, and any other customer-paid development projects.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue decreased to $9,893,000 in 2019, compared to $10,903,000 in 2018. The decrease in cost of revenue was primarily driven by the decrease in product revenue volume, along with a degree of manufacturing inefficiencies relating to several new customer start-up campaigns for our Solesence products. Our annual gross margin decreased by approximately 2% when compared to that of the prior year. Part of this decrease was created by a write-down of inventory of $390,000 in 2019, resulting in a 3% reduction in gross margin percentage by itself, most of which was recognized in the fourth quarter.  We expect to continue new materials development and dispersion technologies for personal care applications, for our formulated Solésence® products during 2020 and beyond. At current revenue levels we have generated a positive gross margin, though margins have been impeded by not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers.  We believe that our current fixed manufacturing cost structure is sufficient to support significantly higher levels of revenue volume. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to continue to cut costs and pass commodity market-driven raw materials increases on to customers, and the speed and efficiency with which we are able to scale up production for our Solésence® products. We expect that, as product revenue volume increases, our fixed manufacturing costs will be more efficiently absorbed, which should lead to increased margins as we grow. We expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets, but may or may not realize absolute dollar gross margin growth through 2020 and beyond, dependent upon the factors discussed above.

Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with the development or acquisition of new finished product formulations for skin care, new product applications for our skin care ingredients, and coating formulations and the cost of enhancing our manufacturing processes. As an example, we are currently focusing the bulk of our resources on developing new product formulations, and related new technologies, as we expand marketing and sales efforts relating to our Solésence® products. This work has led to several new products and additional potential new products. Our efforts in research and development, cosmetic formulating, process engineering and advanced engineering groups are focused in three major areas: 1) application development for our products; 2) creating or obtaining additional core material technologies and/or materials that have the capability to serve multiple skin health-related markets; and 3) continuing to improve our core technologies to improve manufacturing operations and reduce costs.

Research and development expense decreased to $1,870,000 in 2019, compared to $2,057,000 in 2018. The primary reasons for this decrease were reductions in outside testing, salaries and consulting, and materials charges associated with the development and launch of our Solésence® line of personal care products and related capabilities. We also decreased patent legal spending in 2019, in part due to there being more initial work required in both areas in 2018 as Solesence business development started to expand.  We expect similar-to-marginally higher spending in this area during 2020 as we continue with these efforts.

Selling, general and administrative expense increased to $3,542,000 in 2019, compared to $3,256,000 in 2018. The net increase was primarily attributed to temporary help and severance charges, neither of which we expect to repeat at this magnitude, professional fees which include audit and legal, exhibitions and tradeshows, and software upgrades and related IT costs. We expect 2020 expenses in this area to be approximately 3% lower, despite expected increases in Solesence revenue, and driven largely by the selling function, as we plan to continue expanding our Solesence product launches in skin health, and other areas, depending on the status of certain initiatives.

Interest expense was $210,000 in 2019, compared to $58,000 in 2018, due mainly to the impact of our revolving line of credit for working capital funding and capital leases and term loans supporting some of our equipment.

Inflation

We believe inflation has not had a material effect on our operations or financial position. However, supplier price increases and wage and benefit inflation, both of which represent a significant component of our costs of operations, may have a material effect on our operations and financial position in 2020 and beyond if we are unable to pass through any increases under present contracts or through to our markets in general.

Liquidity and Capital Resources

Our cash amounted to $1,194,000 as of December 31, 2019, compared to $1,345,000 as of December 31, 2018. The cash used in operating activities for the year ended December 31, 2019 was $2,776,000 compared to $1,342,000 used for the year ended December 31, 2018. This was in part due to an increase in inventories and accounts receivable, and a decrease in accrued expenses, partially offset by increases in accounts payable and deferred revenue as of December 31, 2019. Net cash used in investing activities amounted to $40,000 for the year ended December 31, 2019, compared to $160,000 for the year ended December 31, 2018. Cash capital expenditures amounted to approximately $740,000 and $160,000 for the years ended December 31, 2019 and 2018, respectively. We did not dispose of or sell any assets during 2019 or 2018.

Net cash provided by financing activities was $3,365,000 in 2019, compared to $892,000 in 2018. On May 13, 2019, we sold 4,189,000 shares of our common stock to our largest investor for $1,677,000 in proceeds, and had no such sales during 2018. On November 20, 2019, we closed on a Convertible Note from the Company with our largest investor, resulting in $2,000,000 in proceeds. The primary use of these funds has been to fund growth, to support the Company’s expanding working capital needs, and to fund capital equipment. No selling commission or other remuneration was paid in connection with either transaction.

During March 2018, we executed a new business loan agreement with Libertyville (the “New Line of Credit Agreement”) on substantially similar terms, except the revolving credit limit was increased from $300,000 to $500,000, and there were certain limitations imposed on our ability to, among other things, incur additional indebtedness for borrowed money outside the ordinary course of business (like a capital lease, receivables factoring or a mortgage), sell, lease or use our assets as collateral for additional credit, pay cash dividends or engage in certain business transactions without Libertyville’s prior written consent. Outstanding borrowings were $0 and $300,000 on this line of credit as of December 31, 2018, and December 31, 2017, respectively. The maturity date for the New Line of Credit Agreement was March 4, 2019. During March 2019, we executed a new business loan agreement with Libertyville (the “New Business Loan Agreement”) on substantially similar terms, with the addition of mirroring the requirements for holding $500,000 in inventory and other non-cash items that are discussed within the most recent amendment to the BASF supply agreement in lieu of cash. The New Business Loan Agreement has a maturity date of April 4, 2020. On November 16, 2018, we entered into a Business Loan Agreement (the “Master Agreement”) with Beachcorp, LLC. The Master Agreement relates to two loan facilities, each evidenced by a separate promissory note dated as of November 16, 2018: a term loan to the Company of up to $500,000 to be disbursed in a single advance (the “Term Loan”) with a fixed annual interest rate of 8.25%, payable quarterly, accruing from the date of such advance and with principal due on December 31, 2020; and an asset-based revolving loan facility for the Company of up to $2,000,000 (the “Revolver Facility”), with floating interest accruing at the prime rate plus 3% (8.25% minimum) per year, with a borrowing base consisting of qualified accounts receivable of the Company, and with all principal and accrued interest due March 31, 2020.  On March 23, 2020, the Company and Beachcorp, LLC executed the First Amendment to our Master Agreement that extends the maturities of both the Term Loan and the Revolver Facility to March 31, 2021.  The Term Loan and Revolver Facility are secured by all the unencumbered assets of the Company and subordinated to Libertyville’s secured interest under the New Business Loan Credit Agreement.  On May 13, 2019, we sold 4.2 million shares of our common stock to our largest investor for $1.7 million in proceeds and had no such sales during 2018. No selling commission or other remuneration was paid in connection with this transaction.  In November we entered in to a 2% Convertible Promissory Note in the original principal amount of $2,000,000.  This note matures on May 15, 2024, and is payable to our investor at that time in cash, or through conversion of the rights to purchase up to 10,000,000 unregistered shares of the Company’s common stock at $0.20 per share.  The conversion can be done in full or in part, and may be undertaken prior to the note’s maturity date.  The Master Agreement substantially restricts the Company’s ability to incur additional indebtedness during the terms of the Term Loan, the Revolver Facility, and the Convertible Promissory Note. On December 31, 2019, the balances on the Term Loan and the Convertible Promissory Note were $500,000 and $2,000,000, respectively, and the balance on the Revolver Facility was $224,000. For more information regarding the New Business Loan Agreement, see Note 4 to our Financial Statements referred to in Part II, Item 8 of this Annual Report on Form 10-K.

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under these agreements require that we maintain a minimum of $1,000,000 in certain current assets; which may be composed of no less than $500,000 cash, cash equivalents, and certain investments, no more than a combined $500,000 of certain related inventory, of which no more than $250,000 can be raw material, and certain receivables, and that we not have the acceleration of any debt maturity having a principal amount of more than $10 million, in order to avoid triggering the customer’s potential right to transfer certain technology and equipment to that customer at a contractually-defined price. At December 31, 2019, we had approximately $1.2 million in cash, and total availability under our revolving loans from Libertyville and Beachcorp, LLC of $874,000. At December 31, 2018, we were technically overdrawn on the Beachcorp, LLC line of credit by $192,000, which was absorbed by an increase in the borrowing base in early January. This was due to the mechanics of the control account not being fully established, and has been resolved. This supply agreement and its covenants are more fully described in Note 13, and our line of credit is more fully described in Note 4, to our Financial Statements referred to in Part II, Item 8, of this Annual Report on Form 10-K.

We believe that cash from operations and cash on hand, in addition to unused borrowing capacity, may not be adequate to fund our operating plans through 2020.  We are working to reduce these risks, but some of this is dependent on several things over which we have limited control. We have seen an increase in sales of our Solésence® products in late 2019, which we expect to continue, but to a greater extent, in 2020. This may require additional investment in working capital. Given these issues, and other commercial realities, we are monitoring the additional working capital demands that this could create as we continue to execute on our Solésence® growth strategy. The timing of cash flows is critical. If cash generated from operations is not materially consistent with our plans, we believe that we may need to seek additional funding to address working capital demands. This uncertainty has caused us to be unable to assert that, for the next twelve months, we have enough current cash and guaranteed access to financing to fund operations, and to continue with our current growth strategy in terms of investment in capital equipment and in operating expenses related to Solesence®, without securing additional financing. We believe that we will be able to secure additional financing if needed, but we do not have any additional financing commitments in place as of today. However, we may not be able to secure additional financing in a timely manner under commercially reasonable terms, or at all. If we are unable to secure additional financing, the operations of the Company might need to be curtailed to a certain degree, and we would need to delay capital expenditures related to our Solésence® growth strategy, which could impede growth in 2020 and 2021.

Our actual future capital requirements in 2020 and beyond will depend on many factors, including customer acceptance of our current and potential engineered materials, applications, and products, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell our engineered materials, applications, and products. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, we expect that capital spending relating to currently known capital needs for 2020 will be between $300,000 and $800,000, to be funded by our existing loans and lines of credit. If those projects are delayed or ultimately prove unsuccessful, or if we fail to be able to support the additional cost of funding them in the near term, we would expect our capital expenditures may fall below the lower end of the range. Similarly, substantial success in business development projects may cause the actual 2020 capital investment to exceed the top of this range.

In the likely event that we will need to seek additional financing, such additional financing may not be available on acceptable terms or even at all, and any such additional financing could be dilutive to our shareholders. Such financing could be necessitated by such things as the loss of an existing customer; a significant decrease in revenue from one or more of our customers; temporary working capital demands resulting from our expected growth in our Solésence® business that we cannot fund with existing capital; currently unknown capital requirements considering the factors described above; new regulatory requirements that are outside our control; the need to meet previously discussed cash requirements to avoid a triggering event under our BASF agreement; or various other circumstances coming to pass that we currently do not anticipate. The failure to have access to sufficient capital to fund our business plans may result in a curtailment or other change in those plans, and under such circumstances, this raises doubt as to our ability to continue as a going concern.

On December 31, 2019, we had a net operating loss carryforward of approximately $77 million for income tax purposes. Because the Company may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code (“IRC”) in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the IRC. If not utilized, $72 million of this loss carryforward will expire between 2020 and 2037.  Given changes to the IRC, net operating loss carryforwards generated after January 1, 2018 do not expire, therefore, $5 million in net operating losses generated since January 1, 2018 do not expire.

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

As more fully described in Note 3 to our Financial Statements, referenced in Part II, Item 8 and set forth on page F-11 of this Form 10-K, during July 2014 we entered into a new bank-issued letter of credit and promissory note for up to $30,000 supporting our obligations under our facility lease agreement. This note expires July 2020. No borrowings have been incurred under this promissory note.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment and those criteria, our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), believes that the Company maintained effective internal control over financial reporting as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting. The Company’s management, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

We intend to renew the Line of Credit Agreement, dated March 4, 2019, with Libertyville, our primary bank, on or before its expiration on April 4, 2020.  Under the Line of Credit Agreement, Libertyville will provide a maximum of (i) $500,000 or (ii) two times the sum of (a) 75% of our eligible accounts receivables and (b) our cash deposited with Libertyville, whichever is less, of revolving credit to us, collateralized by a senior priority lien on our accounts receivable, inventory, equipment, general intangibles and fixtures. Interest is payable monthly on any advances at a floating interest rate of the prime rate at the time plus 1%. We must have $500,000 in cash, inclusive of the borrowed amount, at Libertyville on the date of any advance. Advances may only occur at the beginning or end of a fiscal quarter and must be repaid in full within five business days of the advance. Amounts due under the New Business Loan Agreement must be paid in full on April 4, 2020. While the Line of Credit Agreement is in effect, we cannot, among other things, engage in any business activities substantially different than those in which we are presently engaged, and there are limitations imposed on our ability to, among other things, incur additional indebtedness for borrowed money, including capital leases, sell, transfer, mortgage, assign, pledge, lease or grant a security interest in or encumber any of our assets, sell with recourse any of our accounts other than to Libertyville, cease operations, merge, transfer, acquire or consolidate with any other entity, change our name, dissolve or transfer or sell collateral outside the ordinary course of business, pay any cash dividends, loan, invest in or advance money or assets to any other person or entity, purchase, create or acquire any interest in any other entity, or incur any obligation as a surety or guarantor other than in the ordinary course of business, in each case without Libertyville’s prior written consent.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Set forth below is certain information regarding the directors of the Company.

Name	Age	Position with Company	Served as Director Since	Term Expires	Class
R. Janet Whitmore	65	Chair of the Board of Directors	2003	2022	I
Richard W. Siegel, Ph.D.	82	Director	1989	2020	II
W. Ed Tyler (retired, January 13, 2020)	67	Director	2011	n/a	II
Jess A. Jankowski	54	President, Chief Executive Officer, Chief Financial Officer, and Director	2009	2021	III
George A. Vincent, III	75	Director	2007	2021	III

Ms. Whitmore joined the board in November 2003. She is a former director of Silverleaf Resorts, Inc., where she served as Chair of the Compensation Committee and as a member of the Audit Committee. She is also a former director of Epoch Biosciences, a supplier of proprietary products used to accelerate genomic analysis. Ms. Whitmore is Founder of Benton Consulting, LLC, which specializes in business development and processes. From 1976 through 1999, Ms. Whitmore held numerous engineering and finance positions at Mobil Corporation, including Mobil’s Chief Financial Analyst and Controller of Mobil’s Global Petrochemicals Division. Ms. Whitmore holds a B.S. degree in Chemical Engineering from Purdue University and an M.B.A. from Lewis University. We believe that Ms. Whitmore’s combination of global financial, engineering, and management expertise makes her a valuable member of our Board of Directors. Ms. Whitmore is the sister of Bradford T. Whitmore. Mr. Whitmore, together with his affiliates Grace Brothers, Ltd. and Grace Investments, Ltd., beneficially owned approximately 63% of the outstanding shares of our common stock as of March 25, 2020. He is also the manager of Beachcorp, LLC, from which the Company signed a financing contract on November 16, 2018. Mr. Whitmore and the Company also entered into a convertible loan agreement dated November 19, 2020.

Mr. Jankowski joined the board in February 2009. He has served as the Company’s President and Chief Executive Officer since that time. He is currently serving as the Company’s Chief Financial Officer, in addition to his existing role. After joining the Company in 1995, Mr. Jankowski held offices including Vice President of Finance, Chief Financial Officer, Secretary, Treasurer and Controller. From 1990-1995 he served as Controller for two building and public works contractors in the Chicago area, during which time he had significant business development responsibilities. Mr. Jankowski holds a B.S. from Northern Illinois University and an M.B.A. from Loyola University. He served on the TechAmerica Midwest Board from 2008 to 2012 and was a past member of the TechAmerica Midwest CFO Committee. He was appointed to the Advisory Board of the Nanobusiness Commercialization Association in 2009. Mr. Jankowski was also appointed to the Romeoville Economic Development Commission and served from 2004 to 2010. He has also served on the advisory board of NITECH (Formerly WESTEC), an Illinois Technology Enterprise Center focusing on the commercialization of advanced manufacturing technologies from 2003 to 2008. From 2009 to 2018, Mr. Jankowski was appointed to the board of directors of the Northern Illinois Technology Foundation, an economic development and technology transfer entity that is part of Northern Illinois University. From 2011 to 2015, he served as a subject matter expert for the Invest Illinois Venture Fund. We believe that Mr. Jankowski’s long-term and intimate experience with Nanophase operations, along with his financial and management expertise, makes him a valuable member of our Board of Directors.

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

Mr. Tyler joined Nanophase as a director in January 2011, and retired from the Board in January 2020. Mr. Tyler is on the board of First Industrial Realty Trust, where he has served as a director since 2000. He has also served in recent leadership positions at Ideapoint Ventures, an early stage venture fund that focuses on nanotechnologies. Previously, Mr. Tyler served as President and CEO of Moore Corporation Limited, a provider of data capture, information design, marketing services, digital communications and print solutions. Mr. Tyler also worked for 24 years with R. R. Donnelley & Sons Company in Chicago, beginning his career as an electronics engineer and ultimately serving as Executive Vice President, Sector President, and Chief Technology Officer. He also was responsible for 77 Capital, an early stage venture capital subsidiary of Donnelley, where he was directly responsible for investment decisions and worked closely with the portfolio companies while participating on many of their boards. Mr. Tyler is a former Chairman of the American Red Cross (Mid-America Chapter) and Campaign Chairman of the United Way of Lake County, and serves as a director for several small, private companies. He is a member of the Board of Directors of Lake Forest Graduate School of Management, where he is also an adjunct faculty member. We believe that Mr. Tyler’s extensive and diverse background in corporate leadership in technology-based companies, operations experience, and business acumen made him a valuable member of our Board of Directors.

Mr. Vincent has served as a director of the Company since November 2007. He is the retired Chairman and President of The HallStar Company, where he served as CEO for twenty years. HallStar is a chemical manufacturer and innovator specializing in material science, marketing its products worldwide, primarily into the polymer and personal care industries. Prior to HallStar, Mr. Vincent held positions in purchasing, sales, commercial development and strategic planning with FMC Corporation (chemicals) and General Electric Company (chemicals and plastics). Mr. Vincent has served as Chairman of the Illinois Manufacturers’ Association (IMA) and the Chemical Industry Council of Illinois (CICI), as well as Director of the American Chemistry Council (ACC). Mr. Vincent serves on the Boards of several closely held companies in the chemicals and materials industry sector. Mr. Vincent holds a Bachelor of Arts degree in Chemistry from Dartmouth College and an M.B.A. degree from Harvard Business School. We believe that Mr. Vincent’s extensive experience in the chemicals industry and management leadership makes him a valuable member of our Board of Directors.

 Meetings of the Board and Committees -- During the year ended December 31, 2019, the Board of Directors held ten meetings, only one of which was missed by one director. No director missed any of the related committee meetings (for committees on which they served) during 2019.

Committees of the Board of Directors -- The Board of Directors has established an Audit and Finance Committee, Compensation Committee and Nominating and Corporate Governance Committee. Each operates in accordance with its charter (available on our website www.nanophase.com under the “Investor Relations” section). The current members of the Audit and Finance Committee are Ms. Whitmore (Chair), Dr. Siegel, and Mr. Vincent. The members of the Compensation Committee are Ms. Whitmore (Chair), Dr. Siegel, and Mr. Vincent. The members of the Nominating and Corporate Governance Committee are Ms. Whitmore (Chair), Dr. Siegel, and Mr. Vincent.

The Audit and Finance Committee generally has responsibility for retaining the Company’s independent public auditors, reviewing the plan and scope of the accountants’ annual audit, reviewing the Company’s internal control functions and financial management policies, reviewing and approving all related party transactions, and reporting to the Board of Directors regarding all of the foregoing. The Audit and Finance Committee held five meetings during 2019. The Board of Directors has determined that Mr. Vincent is an “audit committee financial expert” as described in applicable SEC rules. The Board of Directors has not determined affirmatively that Ms. Whitmore is independent under the Nasdaq Stock Market rules, but such rules are inapplicable to the Company because the Company is no longer listed on Nasdaq.

The Compensation Committee generally has responsibility for establishing executive officer and key employee compensation, reviewing, and establishing the Company’s executive compensation, evaluating our Outside Director compensation, and reporting to the Board of Directors regarding the foregoing. The Compensation Committee also has responsibility for administering the 2019 Equity Compensation Plan (the “2019 Equity Plan”), determining the number of options, if any, to be granted to the Company’s employees and consultants pursuant to the 2019 Equity Plan, and reporting to the Board of Directors regarding the foregoing. Regarding most compensation matters, including executive compensation, our management provides recommendations to the Compensation Committee; however, the Compensation Committee does not delegate any of its functions to others in setting compensation. The Compensation Committee does not currently utilize external consultants in executive or director compensation matters. The Compensation Committee held three meetings during 2019. Each member of the Compensation Committee is a “non-employee director” as defined in Rule 16b-3 under the Exchange Act and is an “Outside Director” as defined by the regulations under Section 162(m) of the Internal Revenue Code.

The Nominating and Corporate Governance Committee generally has responsibility for evaluating and nominating candidates to serve on the Board of Directors, and for establishing and reviewing our Corporate Governance Principles. The Nominating and Corporate Governance Committee held three meetings during 2019.

The Board of Directors considers its role in risk oversight to focus primarily on evaluating risk at the entity and strategic levels, with management primarily responsible for managing day-to-day risk factors and presenting summary materials for those positions to the Board of Directors. Consistent with this philosophy, the Board of Directors has no formal policy as to whether the roles of Chief Executive Officer and board Chair should be segregated or combined. The Board of Directors considers the circumstances of the Company and makes a determination as to the appropriate leadership structure for the Company at that time. As of the time of this filing, the positions of CEO and Board Chair are held by two individuals – Ms. Whitmore serves as Chair and Mr. Jankowski serves as CEO. Ms. Whitmore brings extensive experience in corporate leadership from her own working experience and from a number of boards on which she has served in the past, and Mr. Jankowski is expected to benefit from that experience. The Board of Directors believes that is the most appropriate structure for the Company at this time. Under our Corporate Governance Principles, in the event that the Chair of the Board is not an Outside Director, the Board will elect a lead independent director, who will have the responsibility to schedule and prepare agendas for meetings of the Outside Directors, communicate with the CEO, disseminate information to the rest of the Board and raise issues with management on behalf of the Outside Directors when appropriate. The Board evaluates its leadership structure on an ongoing basis and may change it as circumstances warrant.

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

Name	Age	Position
Kevin Cureton	57	Chief Operating Officer

Mr. Cureton joined the Company in November 2012 as Vice President of Sales, Marketing and Business Development. Effective January 1, 2018, Mr. Cureton was named Chief Commercial Officer, and became the Company’s Chief Operating Officer in December 2019. His chemical industry experience has spanned more than twenty years, the majority of which has been in the personal care industry, including twelve years at AMCOL International Corporation, where he served as the founder and Managing Director of its skin care and dermatology technology business. Prior to AMCOL, he made significant contributions at Air Products, Borden, and other entities. Mr. Cureton holds a Bachelor of Science in chemical engineering from Carnegie Mellon University and an M.B.A. from the University of Chicago Booth School of Business.

The Board of Directors elects executive officers and such executive officers, subject to the terms of their employment agreements, serve at the discretion of the Board of Directors. Messrs. Jankowski and Cureton each have employment agreements with the Company. See Item 11 below. There are no family relationships among any of the directors or officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Exchange Act requires the Company’s officers (as defined under Section 16), directors and persons who beneficially own greater than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of the forms we have received and on written representations from certain reporting persons that no such forms were required for them, we believe that during 2019 all Section 16 filing requirements applicable to our officers, directors and 10% beneficial owners were complied with by such persons, with the exception of the Company’s May 22, 2019 option grants to its then-current executive officers and directors being filed three days late due to an administrative error.

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation for each of our named executive officers in U.S. dollars for the years ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Jess Jankowski	2019	$319,250	$—	$6,768	$—	$18,073	$344,091
Chief Executive Officer	2018	$319,250	$—	$59,677	$—	$22,697	$401,624
Kevin Cureton	2019	$225,000	$—	$6,768	$—	$13,705	$245,473
Chief Operating Officer	2018	$216,346	$—	$53,046	$—	$17,221	$286,613
Nancy Baldwin	2019	$141,800	$—	$6,768	$—	$2,730	$151,298
Vice President Human Resources and Investor Relations (5)	2018	$141,800	$—	$26,523	$—	$2,490	$170,813

(1)	Any amounts earned during 2019 and 2018 would have been paid in early 2020 and 2019, respectively. Bonus compensation is driven by Company performance against its goals as ultimately determined by the Compensation Committee of the Board of Directors. A set of Company-level objectives is created at the beginning of the year, focusing on total revenue, revenue growth, particular sources of revenue growth, business development achievements, cash flows and related targets, as well as a small discretionary component designed to capture items not specifically listed. Each measure has varying levels of achievement, which is reflected in the aggregate bonus measurement. The resulting bonus calculation is then applied to each individual’s bonus potential as a percentage of salary. Although the Solesence business achieved many critical milestones in 2019, and total revenue growth was approximately 13% during 2018, performance targets were not met and thus no bonus was awarded to any of the named executive officers for 2019 or 2018.
(2)	The amounts in this column represent the aggregate grant date fair value of awards granted in 2019 and 2018 in accordance with FASB ASC Topic 718. See Note 10 of the notes to our financial statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining the FASB ASC Topic 718 values.
(3)	None.
(4)	The amounts in this column represent 401(k) match (total for executive officers of $5,296 during 2019 and $5,109 during 2018), and the value of the Company portion of the health and life insurance. Health insurance benefits are the same for all employees. Life insurance is provided to all employees in the amount of the employee’s annual base salary, capped at a maximum of $150,000.
(5)	Ms. Baldwin retired from the Company on December 31, 2019.

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

Mr. Jankowski will be eligible for such stock options and other equity compensation as the Board deems appropriate, subject to the provisions of the 2019 Equity Compensation Plan. Mr. Jankowski will also be entitled to the employee benefits made available by us generally to all of our other executive officers, subject to the terms and conditions of our employee benefit plan in effect from time to time.

In the event Mr. Jankowski’s employment is terminated other than for “cause” (as such term is defined in the employment agreement), Mr. Jankowski will receive a sum equal to Mr. Jankowski’s base salary in effect at the time of termination for 52 full weeks after the effective date of termination, payable in proportionate amounts on our regular pay cycle for professional employees, provided that Mr. Jankowski signs, without subsequent revocation, a separation agreement and release in a form acceptable to us. In addition, all stock options granted to Mr. Jankowski prior to termination will become fully vested and exercisable in accordance with the applicable option grant agreement and the 2019 Equity Compensation. If he is terminated for cause, or if he resigns as an employee of the Company, Mr. Jankowski will not be entitled to any severance or other benefits accruing after the term of the employment agreement and such rights will be forfeited immediately upon the end of such term.

If, within two years after the occurrence of a change in control, as defined in his employment agreement, Mr. Jankowski’s employment is terminated other than for cause, his responsibilities or annual compensation are materially reduced without his prior consent, or we cease to be publicly held (each, a “Trigger”), then, subject to Mr. Jankowski signing, without subsequently revoking, a separation agreement and release in a form acceptable to us, Mr. Jankowski will receive a sum equal to his base salary for 104 full weeks after the date the Trigger occurs. In addition, all stock options granted to Mr. Jankowski prior to the Trigger will become fully vested and exercisable in accordance with the applicable option grant agreement and the 2019 Equity Compensation Plan.

Effective as of November 28, 2012, we entered into an employment agreement with Mr. Kevin Cureton providing for an annual base salary of not less than $190,000. No term has been assigned to Mr. Cureton’s employment agreement. If Mr. Cureton is terminated other than for “cause” (as such term is defined in Mr. Cureton’s employment agreement), Mr. Cureton will receive severance benefits in an amount equal to Mr. Cureton’s base salary for 26 weeks. In addition, all stock options granted to Mr. Cureton prior to termination will become fully vested and exercisable in connection with the applicable option grant agreement and the 2019 Equity Compensation Plan. A signing bonus of $25,000 was paid upon Mr. Cureton’s acceptance of employment.

Effective as of September 25, 2008, we entered into an employment agreement with Ms. Nancy Baldwin providing for an annual full-time base salary of not less than $150,000. No term had been assigned to Ms. Baldwin’s employment agreement. Had Ms. Baldwin been terminated other than for “cause” (as such term is defined in Ms. Baldwin’s employment agreement), Ms. Baldwin would have received severance benefits in an amount equal to Ms. Baldwin’s base salary for 26 weeks. In addition, all stock options granted to Ms. Baldwin prior to termination would have become fully vested and exercisable in connection with the applicable option grant agreement and the 2019 Equity Compensation Plan. Ms. Baldwin retired from the Company on December 31, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding each unexercised option held by each of our named executive officers as of December 31, 2019.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
Jess Jankowski
	27,000	-0-		$1.70	05/03/20
	85,000	-0-		$1.26	05/02/21
	98,000	-0-		$0.30	08/07/22
	90,000	-0-		$0.42	02/14/23
	90,000	-0-		$0.52	02/13/24
	81,000	-0-		$0.44	02/18/25
	69,000	-0-		$0.42	02/23/26
	54,000	27,000	(1)	$0.68	02/21/27
	30,000	60,000	(2)	$0.82	05/23/28
	-0-	16,500	(3)	$0.51	05/22/29	—	—
Kevin Cureton
	52,000	-0-		$0.30	11/28/22
	48,000	-0-		$0.42	02/14/23
	75,000	-0-		$0.52	02/13/24
	50,000	-0-		$0.44	02/18/25
	43,500	-0-		$0.42	02/23/26
	33,333	16,337	(1)	$0.68	02/21/27
	26,666	53,334	(2)	$0.82	05/23/28
	-0-	16,500	(3)	$0.51	05/22/29	—	—
Nancy Baldwin
	27,000	-0-		$1.70	05/03/20
	31,000	-0-		$1.26	05/02/21
	41,000	-0-		$0.30	08/07/22
	39,000	-0-		$0.42	02/14/23
	40,000	-0-		$0.52	02/13/24
	36,000	-0-		$0.44	02/18/25
	31,500	-0-		$0.42	02/23/26
	24,000	12,000	(1)	$0.68	02/21/27
	13,333	26,667	(2)	$0.82	05/23/28
	-0-	16,500	(3)	$0.51	05/22/29	—	—

(1)	The grants expiring February 21, 2027 vest in three equal installments on February 21, 2018, 2019 and 2020.
(2)	The grants expiring May 23, 2028 vest in three equal installments on May 23, 2019, 2020 and 2021.
(3)	The grants expiring May 22, 2029 vest in three equal installments on May 22, 2020, 2021 and 2022.

POTENTIAL PAYMENT UPON TERMINATION OR CHANGE IN CONTROL

Severance Benefits. Please see discussion of severance benefits under “Employment Agreements” above.

Change in Control. Upon a change in control, the 2019 Equity Compensation Plan provides that: (1) vesting under all outstanding stock options will automatically accelerate and each option will become fully exercisable; (2) the restrictions and conditions on all outstanding restricted shares shall immediately lapse; and (3) the holders of performance shares will receive a payment in settlement of the performance shares, in an amount determined by the Compensation Committee, based on the target payment for the performance period and the portion of the performance period that precedes the change in control. If the Company is not the surviving entity, the successor is required to assume all unexercised options.

Payments. The following table quantifies the estimated payments that would be made in each covered circumstance to the following named executive officers:

Name	Termination By Company Without Cause (1)(4)	Change In Control (2)(4)	Involuntary Termination In Connection With or Following a Change In Control (3)(4)
Jess Jankowski	$319,250	$—	$638,500
Kevin Cureton	$112,500	$—	$112,500
Nancy Baldwin	$88,000	$—	$88,000

(1)	This amount represents the severance benefits that would be received under the executive officer’s employment agreement as described had the executive officer been terminated by the Company without cause on December 31, 2019, including the value of any stock options that would have accelerated in connection with such termination.

(2)	This amount represents an estimate of the value that would have been received under the 2019 Equity Compensation had a change in control occurred as of December 31, 2019, and the executive officers benefited from an acceleration of vesting in the 2019 Equity Compensation awards, as described above.

(3)

This amount represents an estimate of the payments and value (including acceleration of vesting of equity-based awards) that would have been received by the executive officers had the executive officers been terminated by the Company without cause on December 31, 2019 in connection with a change in control on this date.

(4)	In all three columns, for purposes of calculating the value of the acceleration of vesting of equity-based awards relating to a change in control on December 31, 2019, the closing price of our common stock as of December 31, 2019, the last business day of 2019, was used. The amount represents the difference between the exercise price of any unvested options and $0.28.

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

In 2019, we paid quarterly compensation to the Chairman of the Board of Directors, for an annual total of $22,000. We paid quarterly compensation to the Chairman of the Audit and Finance Committee and to the Chairman of the Compensation Committee an annual total of $18,000 to each. Each of our other Outside Directors was paid quarterly compensation for an annual total of $16,000 per Outside Director for services performed in their capacity as a director.

During the second quarter of 2019, we granted our Outside Directors stock options totaling 69,000 shares under the 2010 Equity Plan, as follows: the Chairman of the Board of Directors received stock options to purchase 15,000 shares of our common stock, the Chairman of the Audit and Finance Committee and the Chairman of the Compensation Committee each received stock options to purchase 12,000 shares of our common stock and each of our other Outside Directors received stock options to purchase 10,000 shares of our common stock. Our current Outside Directors had the following shares of our common stock underlying stock options (both vested and unvested) outstanding as of December 31, 2019: Ms. Whitmore: 101,100 shares; Dr. Siegel: 101,100 shares; and Mr. Vincent: 106,850 shares.

In 2005, we adopted, and our stockholders approved, the 2005 Non-Employee Director Restricted Stock Plan (the “Director Restricted Stock Plan”) which reserved 150,000 shares of our common stock to be issued to Outside Directors in the form of restricted shares. In 2005, no awards were made under the Director Restricted Stock Plan. In 2005, we also adopted the Non-Employee Director Deferred Compensation Plan (the “Director Deferred Compensation Plan”) which permits an Outside Director to defer the receipt of director fees until separation from service or the Company undergoes a change in control. We amended the Director Restricted Stock Plan in 2005 to permit an Outside Director to defer receipt of restricted stock granted under it. The deferred restricted shares are accounted for under the Director Deferred Compensation Plan and issued upon separation from service or the Company’s change in control. Under the Director Deferred Compensation Plan, the deferred fees that would have been paid in cash are deemed invested in 5-year U.S. Treasury Bonds during the deferral period. The accumulated hypothetical earnings are paid following the Outside Director’s separation from service or the Company’s change in control. The deferred fees that would have been paid as restricted shares are deemed invested in our common stock during the deferral period. The Director Deferred Compensation Plan is an unfunded, nonqualified deferred compensation arrangement. In 2009, all Outside Directors elected to defer receipts of all of the restricted shares they became entitled to under the Director Restricted Stock Plan, which was consolidated into the 2010 Equity Plan. In November 2019, the 2010 Equity Plan was consolidated in to the 2019 Equity Compensation Plan.

All Outside Directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board and committee meetings.

	2019 Outside Director Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
James A. Henderson	$22,000	$6,152	$28,152
James A. McClung	$18,000	$4,922	$22,922
W. Ed Tyler	$18,000	$4,922	$22,922
R. Janet Whitmore	$16,000	$4,102	$20,102
George A. Vincent, III	$16,000	$4,102	$20,102
Dr. Richard Siegel	$16,000	$4,102	$20,102

(1)	The amounts in this column represent the aggregate grant date fair value of awards granted in fiscal 2019 in accordance with FASB ASC Topic 718. See Note 10 of the notes to our financial statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining the FASB ASC Topic 718 values.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The following table gives information about our common stock that may be issued upon the exercise of options and rights under our 2019 Equity Compensation Plan (the “2019 Equity Plan”) 2010 Equity Compensation Plan (the “2010 Equity Plan”) on December 31, 2019. The 2019 Equity Plan replaced the 2010 Equity Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans Approved by Shareholders	3,680,000	$0.64	3,000,000
Plans Not Approved by Shareholders	None	$—	None

SECURITY OWNERSHIP OF MANAGEMENT

AND PRINCIPAL STOCKHOLDERS

The following table sets forth, as of March 25, 2019 certain information with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of common stock, (2) each of our directors, (3) each of our named executive officers and (4) all of our named executive officers and directors as a group. There were 38,136,792 shares of common stock outstanding as of March 25, 2019.

Name	Number of Shares Beneficially Owned (1)		Percent of Shares Beneficially Owned
Bradford T. Whitmore	30,182,599	(2)	62.7%
Spurgeon Corporation	3,034,710	(3)	8.0%
Grace Brothers, Ltd.	2,433,300	(4)	6.4%
John H. Conley, Jr.	2,350,000	(5)	6.2%
R. Janet Whitmore	1,630,578	(6)	4.3%
Richard W. Siegel, Ph.D.	480,937	(7)	1.3%
George A. Vincent, III	117,467	(8)	*
Jess A. Jankowski	719,500	(9)	1.9%
Kevin Cureton	377,333	(10)	1.0%
All current executive officers and directors as a group (5 persons)	3,325,815	(11)	8.4%

*Denotes beneficial ownership of less than one percent.

Unless otherwise indicated below, the person’s address is the same as the address for the Company.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Includes 2,433,300 shares of common stock held by Grace Brothers, Ltd., 601,410 shares of common stock held by Grace Investments, Ltd. and 17,096,435 shares held by Bradford T. Whitmore, as well as 51,454 shares held by his daughter. Upon the execution of the convertible note (referenced within this Form 10-K) on November 13, 2019, this number now includes 10,000,000 shares of stock which may be converted by Mr. Whitmore at any time in lieu of accepting cash payment for the principal. Mr. Whitmore is a general partner of both Grace entities. In such capacities, Mr. Whitmore shares voting and investment power with respect to the shares of common stock held by the Grace entities. This information is based on information reported on a Form 13-D/A filed on November 15, 2019 with the SEC. The address of the stockholder is 1603 Orrington Avenue, Suite 900, Evanston, Illinois 60201.

(3)

Includes 2,433,300 shares of common stock held by Grace Brothers, Ltd. and 601,410 shares of common stock held by Grace Investments, Ltd. Spurgeon Corporation is a general partner of both Grace entities and shares voting and investment power with respect to the shares of common stock held by such Grace entities. This information is based on information reported on the Form 13-D/A referenced above. The address of the stockholder is 1603 Orrington Avenue, Suite 900, Evanston, Illinois 60201.

(4)	This information is based on information reported on the Form 13-D/A referenced above. The address of the stockholder is 1603 Orrington Avenue, Suite 900, Evanston, Illinois 60201.

(5)	This information is based on information reported on Schedule 13G/A filed with the SEC on January 30, 2020. The address of the stockholder is 8 Rene Carr Street, Elkton, Maryland 21921.

(6)	Includes Ms. Whitmore’s 91,099 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 25, 2019, as well as 238,493 shares held by her children.

(7)	Includes Dr. Siegel’s 91,099 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 25, 2019.

(8)	Includes Mr. Vincent’s 96,849 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 25, 2019.

(9)	Includes Mr. Jankowski’s 659,500 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 25, 2019, as well as 1,000 shares held by his spouse.

(10)	Includes Mr. Cureton’s 377,333 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 25, 2019.

(11)	Includes all current executive officers and directors as a group’s 1,315,880 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 25, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have engaged in two transactions with Bradford T. Whitmore since January 1, 2019. Together with his affiliates Grace Brothers, Ltd. and Grace Investments, Ltd., Mr. Whitmore beneficially owned approximately 62.7% of the outstanding shares of our common stock as of March 24, 2020. Mr. Whitmore is the brother of R. Janet Whitmore, who has been the Chair of the Board of Directors since November 19, 2019 and one of our directors since 2003, and who is also a stockholder. Through his affiliate Beachcorp, LLC, Mr. Whitmore is also a substantial lender to the Company under the Business Loan Agreement, dated November 16, 2018 (see Note 4 to our financial statements included in this Annual Report on Form 10-K).

On May 13, 2019, we sold 4,189,000 shares of our common stock, $0.01 par value per share (“Common Stock”) to Mr. Whitmore for an aggregate purchase price of $1,675,600 representing a price of $0.40 per share of Common Stock. In connection with the sale of Common Stock, the Company entered into a Common Stock Purchase Agreement, dated May 13, 2019, with Mr. Whitmore, providing for the unregistered sale to Mr. Whitmore of the number shares of Common Stock stated above for the consideration stated above and otherwise including representations, warranties and registration rights which are customary for similar private placements. The complete text of the Common Stock Purchase Agreement, dated May 13, 2019, between the Company and Mr. Whitmore was filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, which was filed with the SEC on May 15, 2019, and this summary is qualified in its entirety by reference to such Exhibit 4.1.

On November 13, 2019, we entered into a Securities Purchase Agreement (the “SPA”) with Mr. Whitmore pursuant to which he agreed to purchase a Convertible Note (see below) from the Company for $2,000,000 and otherwise including representations, warranties and covenants which are customary for similar transactions. The transactions contemplated by the SPA closed on November 20, 2019. At the closing of the SPA on November 20, 2019, the Company sold to Mr. Whitmore, and Mr. Whitmore purchased from the Company, a 2% Secured Convertible Promissory Note in the original principal amount of $2,000,000 (the “Convertible Note”), the principal amount of which is payable to the order of Mr. Whitmore and his registered assigns and successors in a single payment on May 15, 2024 (the “Maturity Date”). The principal amount of the Convertible Note accrues interest at the rate of 2.0% per year, which interest is payable semi-annually on the 15th day of May and November, commencing on May 15, 2020. The principal amount and, at the holder’s option, accrued interest under the Convertible Note is convertible at the holder’s option into additional shares of the Company’s common stock in whole or in part and from time to time up to the Maturity Date at a conversion price of $0.20 per share. The obligations under the Convertible Note are secured by a security interest in all of the Company’s personal property pursuant to a Commercial Security Agreement among Mr. Whitmore, the Company and Solésence, LLC, the Company’s sole subsidiary. The SPA also amended the Common Stock Purchase Agreement, dated May 13, 2019, between the Company and Mr. Whitmore to add the shares of common stock issuable upon conversion of the Convertible Note to the registration rights granted therein.

If there is a change in control transaction, Mr. Whitmore shall have the right to require the Company or its successor to redeem the Convertible Note, in whole or in part, at a redemption price equal to 105% of the outstanding Principal Amount (plus any accrued interest or applicable late charges) being redeemed.

Director Independence. The Board of Directors has determined that the following Company directors are (or was until his retirement effective January 13, 2020, in the case of Mr. Tyler) “independent” as that term is defined in the rules and regulations of the SEC and the Nasdaq Stock Market: Dr. Siegel and Messrs. Tyler and Vincent. Though we are no longer listed on Nasdaq, our Board of Directors used the Nasdaq listing standards in making its independence determinations. Under the Nasdaq Stock Market rules, the Company would qualify as a “controlled company” because of the direct and indirect ownership of Bradford T. Whitmore. As a controlled company, the Company would be exempt from the requirements under those rules to have a majority of independent directors, to have an independent compensation committee, or to have independent director oversight of director nominations.

The Board of Directors has established an Audit and Finance Committee, Compensation Committee and Nominating and Corporate Governance Committee (the “Standing Committees”). Ms. Whitmore, Dr. Siegel, Mr. Tyler and Mr. Vincent are members of the Standing Committees, and Ms. Whitmore serves as Chair of each committee. Until his retirement effective January 13, 2020, Mr. Tyler was a member of each committee.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate amount billed by our principal accountant, RSM US LLP (“RSM”), for audit services performed for the fiscal years ended December 31, 2019 and 2018 was approximately $203,000 and $178,000, respectively. Audit services include the auditing of financial statements and quarterly reviews.

Audit Related Fees. There were no audit related fees billed by RSM for the years ended December 31, 2019 and 2018, which may include costs incurred for reviews of registration statements, assistance with Staff comment letters, and consultation on various accounting matters in support of our financial statements.

Tax Fees. There were no fees billed by our principal accountant for tax related services for the fiscal years ended December 31, 2019 and 2018.

All Other Fees. Other than those fees described above, during the fiscal years ended December 31, 2019 and 2018, there were no other fees billed for services performed by our principal accountant.

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

Report of RSM US LLP, Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2019 and 2018
Statements of Operations for the Years Ended December 31, 2019 and 2018
Statements of Stockholders’ Equity for the Years Ended December 31, 2019 and 2018
Statements of Cash Flows for the Years Ended December 31, 2019 and 2018

Notes to Financial Statements

2.	A list of exhibits required to be filed as part of this Form 10-K is set forth in the Exhibit Index beginning on page E-1 of this Form 10-K, and is incorporated herein by reference.

Item 16. Form 10-K Summary

NONE.

NANOPHASE TECHNOLOGIES CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Nanophase Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nanophase Technologies Corporation (the Company), as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has limited liquidity to fund current operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ RSM US LLP

We have served as the Company’s auditor since 2001.

Schaumburg, Illinois

March 30, 2020

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2019	2018
	(in thousands except share and per share data)
ASSETS
Current assets:
Cash	$1,194	$1,345
Trade accounts receivable, less allowance for doubtful accounts of $9 and $9 on December 31, 2019 and 2018 respectively	970	829
Inventories, net	2,554	2,242
Prepaid expenses and other current assets	267	273
Total current assets	4,985	4,689

Equipment and leasehold improvements, net	2,255	1,865
Operating leases, Right of Use	2,119	—
Other assets, net	13	15
	$9,372	$6,569
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit, bank	$500	$—
Line of credit, related party	224	832
Current portion of long-term debt, related party	500	—
Current portion of capital lease obligations	218	218
Current portion of operating lease obligations	357	—
Accounts payable	1,748	1,608
Current portion of deferred revenue	482	8
Accrued expenses	380	971
Total current liabilities	4,409	3,637

Long-term portion of capital lease obligations	288	506
Long-term portion of operating lease obligations	2,035	—
Long-term convertible loan, related party	830	—
Long-term portion of related party loan	—	500
Long-term deferred rent	—	344
Long-term portion of deferred revenue	93	—
Asset retirement obligations	206	198
Total long-term liabilities	3,452	1,548

Contingent liabilities	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 55,000,000 shares authorized; 38,136,792 and 33,911,792 shares issued and outstanding on December 31, 2019 and December 31, 2018, respectively	381	339
Additional paid-in capital	101,886	98,795
Accumulated deficit	(100,756)	(97,750)
Total stockholders’ equity	1,511	1,384
	$9,372	$6,569

 (See accompanying Notes to Consolidated Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2019	2018
	(in thousands except share and per share data)
Revenue:
Product revenue	$11,852	$14,040
Other revenue	657	153
Total revenue	12,509	14,193

Operating expense:
Cost of revenue	9,893	10,903
Gross profit	2,616	3,290

Research and development expense	1,870	2,057
Selling, general and administrative expense	3,542	3,256
Loss from operations	(2,796)	(2,023)
Interest expense	(210)	(58)
Loss before provision for income taxes	(3,006)	(2,081)
Provision for income taxes	—	—
Net loss	$(3,006)	$(2,081)

Net loss per share-basic and diluted	$(0.08)	$(0.06)

Weighted average number of basic and diluted common shares outstanding	36,596,372	33,871,815

(See accompanying Notes to Consolidated Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (in thousands except share data)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance on December 31, 2017	—	$—	33,847,793	$338	$98,563	$(95,669)	$3,232

Stock option exercises	—	—	63,999	1	28	—	29
Stock-based compensation	—	—	—	—	204	—	204
Net loss for the year ended December 31, 2018	—	—	—	—	—	(2,081)	(2,081)
Balance on December 31, 2018	—	$—	33,911,792	$339	$98,795	$(97,750)	$1,384
Sale of common stock	—	—	4,189,000	42	1,635	—	1,677
Stock option exercises	—	—	36,000	—	14	—	14
Stock-based compensation	—	—	—	—	242	—	242
Stock conversion rights	—	—	—	—	1,200	—	1,200
Net loss for the year ended December 31, 2019	—	—	—	—	—	(3,006)	(3,006)
Balance on December 31, 2019	—	$—	38,136,792	$381	$101,886	$(100,756)	$1,511

(See accompanying Notes to Consolidated Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2019	2018
	(in thousands)
Operating activities:
Net loss	$(3,006)	$(2,081)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	315	322
(Loss) on disposal of fixed asset	15	—
Amortization of debt discount	30	—
Share-based compensation	242	204
Changes in assets and liabilities related to operations:
Trade accounts receivable	(141)	286
Inventories	(312)	(857)
Prepaid expenses and other assets	6	(104)
Accounts payable	170	518
Deferred Revenue	567	—
Accrued expenses	(662)	370
Net cash used in operating activities	(2,776)	(1,342)

Investing activities:
Acquisition of equipment and leasehold improvements	(740)	(160)
Net cash used in investing activities	(740)	(160)

Financing activities:
Principal payment on capital leases	(218)	(169)
Proceeds from line of credit, bank	1,500	1,200
Payments to the line of credit, bank	(1,000)	(1,500)
Proceeds from related party convertible loan	2,000	—
Proceeds from Beachcorp term loan	—	500
Proceeds from line of credit, Beachcorp LLC	9,486	970
Payments to line of credit, Beachcorp LLC	(10,094)	(138)
Proceeds from sale of common stock	1,677	—
Proceeds from exercise of stock options	14	29
Net cash provided by financing activities	3,365	892
(Decrease) Increase in cash and cash equivalents	(151)	(610)
Cash and cash equivalents at beginning of period	1,345	1,955
Cash and cash equivalents at end of period	$1,194	$1,345

Supplemental cash flow information:
Interest paid	$173	$51

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$22	$52

Capital lease obligations incurred in the purchase of equipment	$—	$334

Stock conversion rights related to convertible loan	$1,200	$—

(See accompanying Notes to Consolidated Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data or as otherwise noted herein)

(1)	Description of Business

Nanophase Technologies Corporation (“Nanophase,” “Company,” “we,” “our,” or “us”) is a skin and sun care focused company that offers engineered materials, formulation development and commercial manufacturing with an integrated family of technologies. Our expertise in nanoscale engineering allows us to effectively coat and disperse particles on a nano and “non-nano” scale for use in a variety of diverse markets: personal care ingredients, including sunscreens as active ingredients; full formulations of skin care products, marketed and sold by our wholly-owned subsidiary, Solesence, LLC (our “Solésence® subsidiary”), which comprise two of our three major product categories; and in architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, medical diagnostics, energy (including solar control) and a variety of surface finishing technologies (polishing) applications, including optics — all of which fall in to the advanced materials product category.

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

Cash

The Cash balance on December 31, 2019 consists of funds borrowed from our Convertible Promissory Note, held by Bradford T. Whitmore, and our Term Loan and Revolving Line of Credit, both of which are facilitated by Beachcorp, LLC. Our ability to access cash from our credit facility solely depends on carrying an Accounts Receivable balance greater than the outstanding loan balance in the Revolving Line of Credit. As part of the agreement, we are required to have a bank account in place to act as a depository account for our customers. This account is referred to as the Control Account. Furthermore, there is an Account Control Agreement in place which provides Beachcorp, LLC the ability to exercise control over the account via approval of requested transfers. According to our agreements with Beachcorp, LLC, Nanophase is to be the party initiating any transfers, whether to Nanophase or to Beachcorp, LLC, and approval to access any monies within this account can only be withheld by Beachcorp, LLC if the borrowing base falls below the Company’s qualified receivables, or if we are in arrears with respect to interest payments due Beachcorp, LLC. The failure of Nanophase to remedy the previously mentioned conditions could lead to Beachcorp, LLC gaining the right, through a “springing” feature administered by Libertyville Bank and Trust, a Wintrust Community Bank (“Libertyville”), to transfer funds to itself without direct approval from Nanophase. Due to the restrictive nature on this account to Nanophase Technologies Corporation, any balance in the account constitutes restricted cash. The restricted cash balance in this account on December 31, 2019 was zero.

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

Long Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. We conduct long-lived asset impairment analyses in accordance with ASC 360-10-15, Impairment or Disposal of Long-Lived Assets. ASC 360-10-15 requires us to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. Based upon our analysis, there were no impairment charges recognized in either period presented.

Deferred Revenue

The Company records deferred revenue for development projects due to the contractual billing of these projects not always aligning with revenue recognition. In addition, it is now the Company’s policy to require deposits relating to the production of our Solésence products.

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

Activity in the asset retirement obligation account for the years ended December 31, is as follows:

	2019	2018
Balance, beginning	$198	$184
Accretion of liability due to passage of time	8	14
Amortization of asset due to passage of time	—	—
Balance, ending	$206	$198

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, along with the promissory note with no related borrowings described in Note 4, any borrowings on the working capital line of credit from Libertyville Bank and Trust, and any borrowings on the working capital line of credit, along with the term loan from Beachcorp, LLC, and the promissory note payable associated with the convertible loan described in Note 4. The fair values of all financial instruments were not materially different from their carrying values

There were no financial assets or liabilities adjusted to fair value on December 31, 2019 and 2018.

Product Revenue

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

Other Revenue

Other revenue may include revenue from technology license fees and paid development projects. Technology license fees and paid development projects are recognized when the obligation under the agreed upon contractual arrangement is performed on our part. We recognized a $211,000 one-time buy out of bulk material by a Solesence customer and a $289,000 one-time contractual capacity adjustment fee from our largest customer in 2019. We recognized a one-time technology development fee of $20,000 in 2018 relating to our agreement with Colorescience.

On July 31, 2019, we entered into a Joint Development Agreement, with an initial term of ten years, with Sumitomo Corporation of Americas (“SCOA”) to jointly develop certain coated materials for the use in the personal care market. In return for the Company’s exclusive efforts on SCOA’s behalf, SCOA has paid a commitment fee of $250 and will pay two subsequent payments, of $125 each, for the development of products. The two subsequent payments are contingent upon the achievement of certain performance obligations as defined in the agreement. We began recognizing revenue recognizing revenue from the commitment fee in November 2019 and will continue to do so as we fulfill our contractual performance obligations. The Company is recognizing revenue over time using an input method.

Shipping and handling costs are included in other revenue when products are shipped and invoiced to the customer. We include the related cost of shipping and handling in cost of goods sold.

Research and Development Expenses

Research and development expenses are recognized as expense when incurred.

Reclassifications

Certain balances on the 2018 financial statements have been reclassified to conform to 2019 presentation with no impact to the net income.

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

We have not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. We file tax returns in all appropriate jurisdictions, which includes a federal tax return and Illinois state tax return. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in selling, general and administrative expenses in the statements of operations. As of December 31, 2019, and 2018, we had no liability for unrecognized tax benefits.

Earnings Per Share

Options to purchase approximately 243,000 shares of common stock that were outstanding as of December 31, 2019 were not included in the computation of earnings per share for the year ended December 31, 2019, as the impact of such shares are anti-dilutive. Options to purchase approximately 839,000 shares of common stock that were outstanding as of December 31, 2018 were not included in the computation of earnings per share for the year ended December 31, 2018, as the impact of such shares are anti-dilutive.

New Accounting Pronouncements

On January 1, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases, ASU No. 2018-10, Codification Improvements to Topic 842 (Leases) and ASU No. 2018-11, Targeted Improvements to Topic 842 (Leases). The guidance is intended to increase transparency and comparability among companies for leasing transactions, including a requirement for companies that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations created by those leases. The guidance also provides for disclosures that allow the users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

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

The adoption of this guidance had a material impact on the Consolidated Balance Sheet as of December 31, 2019 due to the recognition of equal right-of-use assets and lease liabilities for the Company's portfolio of operating leases. The right-of-use asset balance was then adjusted by the reclassification of pre-existing accrued rent balances from other line items within the Consolidated Balance Sheet. The adoption had an immaterial impact to the Consolidated Statement of Cash Flows and to the Consolidated Statement of Operations for the year ended December 31, 2019. The adoption had no impact to the Consolidated Statement of Changes in Stockholders' Equity for the year ended December 31, 2019. Additional information and disclosures required by the new standard are contained in Note 7, Lease Commitments.

(3)	Going Concern / Liquidity

We believe that cash from operations and cash on hand, in addition to unused borrowing capacity, may not be adequate to fund our operating plans through 2020. We are working to reduce these risks, but some of this is dependent on several things over which we have limited control. Our largest customer made up 63% of our 2019 revenue, and expects a reduction in orders from us in 2020, which has limited our flexibility and required us to make cash management a top priority. We have seen an increase in sales of our Solésence® products in late 2019, which we expect to continue, but to a greater extent, in 2020. This may require additional investment in working capital. Given these issues, and other commercial realities, we are monitoring the additional working capital demands that this could create as we continue to execute on our Solésence® growth strategy. The timing of cash flows is critical. If cash generated from operations is not materially consistent with our plans, we believe that we may need to seek additional funding to address working capital demands. This uncertainty has caused us to be unable to assert that, for the next twelve months, we have enough current cash and guaranteed access to financing to fund operations, and to continue with our current growth strategy in terms of investment in capital equipment and in operating expenses related to Solesence®, without securing additional financing.

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

We believe that we will be able to secure additional financing if needed, but we do not have any additional financing commitments in place as of today. However, we may not be able to secure additional financing in a timely manner under commercially reasonable terms, or at all. If we are unable to secure additional financing, the operations of the Company might need to be curtailed to a certain degree, and we would need to delay capital expenditures related to our Solésence® growth strategy, which could impede growth in 2020 and 2021.

4)	Note and Lines of Credit

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

We maintained a Line of Credit Agreement with Libertyville Bank and Trust Company, a Wintrust Community Bank (“Libertyville”), our primary bank during 2018 which had a maturity date of March 4, 2019. There were no borrowings on this line at December 31, 2018. On March 22, 2019, we executed a New Business Loan Agreement with Libertyville, which replaced the maturing Line of Credit Agreement with Libertyville. Under the New Business Loan Agreement, Libertyville will provide a maximum of (i) $500 or (ii) two times the sum of (a) 75% our eligible accounts receivables and (b) our cash deposited with Libertyville, whichever is less, of revolving credit to us, collateralized by a senior priority lien on our accounts receivable, inventory, equipment, general intangibles and fixtures. Interest is payable monthly on any advances at a floating interest rate of the prime rate at the time plus 1%. We must have $500 in cash, inclusive of the borrowed amount, at Libertyville on the date of any advance. Advances may only occur at the beginning or end of a fiscal quarter and must be repaid in full within five business days of the advance. Amounts due under the Line of Credit Agreement must be paid in full on April 4, 2020.

On November 16, 2018, we entered into a Business Loan Agreement (the “Master Agreement”) with Beachcorp, LLC. Beachcorp, LLC is managed by Bradford T. Whitmore, who, together with his affiliates Grace Brothers, Ltd. and Grace Investments, Ltd., beneficially owned approximately 63% of the outstanding shares of our common stock as of March 25, 2020. The Master Agreement relates to two loan facilities, each evidenced by separate promissory notes, each dated November 16, 2018: a term loan to the Company of up to $500 to be disbursed in a single advance (the “Term Loan”) with a fixed annual interest rate of 8.25%, payable quarterly, accruing from the date of such advance and with principal due on December 31, 2020; and an asset-based revolving loan facility for the Company of up to $2,000 (the “Revolver Facility”), with floating interest accruing at the prime rate plus 3% (8.25% minimum) per year, with a borrowing base consisting of qualified accounts receivable of the Company, and with all principal and accrued interest due March 31, 2020. On March 23, 2020, the Company and Beachcorp, LLC executed the First Amendment to our Master Agreement that extends the maturities of both the Term Loan and the Revolver Facility to March 31, 2021. The Term Loan and Revolver Facility are secured by all the unencumbered assets of the Company and subordinated to Libertyville’s secured interest under the New Business Loan Agreement. The Master Agreement substantially restricts the Company’s ability to incur additional indebtedness during the terms of both the Term Loan and the Revolver Facility.

On November 20, 2019, we entered into a 2% Secured Convertible Promissory Note with Bradford T. Whitmore in the principal amount of $2,000,000 (the “Convertible Note”). The principal amount is payable in a single payment on May 15, 2024 (the “Maturity Date”). The principal amount of the Convertible Note accrues interest at the rate of 2.0% per year, which interest is payable semi-annually on the 15th day of May and November, commencing on May 15, 2020. The principal amount and, at the holder’s option, accrued interest under the Convertible Note is convertible at the holder’s option into additional shares of the Company’s common stock in whole or in part and from time to time up to the Maturity Date at a conversion price of $0.20 per share. The convertible note contains a beneficial conversion feature since the Company’s stock was trading at $0.32 per share on the date the Company entered into the agreement. The intrinsic value of the beneficial conversion feature was $1.2 million on November 20, 2019 and is recorded as a discount on the convertible note. The discount will be accreted to the convertible note over the life of the note using the straight-line method. The balance on the convertible note was $830, net of a discount of $1,170 at December 31, 2019.

On December 31, 2019, the balance on the term loan was $500, the balance on the Revolver Facility was $224, and the balance on the Convertible Note was $2,000. In 2019 there was $116 in interest expense relating to these credit facilities held by Beachcorp, LLC and Bradford T. Whitmore. The accrued interest expense balance on these related party credit facilities amounted to $4, and $7, at December 31, 2019 and December 31, 2018, respectively. The obligations under the Convertible Note are secured by a security interest in all of the Company’s personal property pursuant to a Commercial Security Agreement among Mr. Whitmore, the Company and Solésence, LLC, the Company’s sole subsidiary. Given that Beachcorp, LLC is an affiliate of Mr. Whitmore, this amounts to all of this interest being owed to a related party.

(5)	Inventories

Inventories consist of the following:

	As of December 31,
	2019	2018
Raw materials	$1,425	$1,086
Finished goods	1,170	1,243
	2,595	2,329
Allowance for excess quantities	(41)	(87)
	$2,554	$2,242

(6)	Equipment and Leasehold Improvements Equipment and leasehold improvements consist of the following:
	As of December 31,
	2019	2018
Machinery and equipment	$16,126	$15,513
Office equipment	855	840
Office furniture	110	110
Leasehold improvements	4,839	4,839
Construction in progress	163	97
	22,093	21,399
Less: Accumulated depreciation and amortization	(19,838)	(19,534)
	$2,255	$1,865

Depreciation expense was $305 and $305, for the years ended December 31, 2018 and 2019, respectively.

(7)	Lease Commitments

 The Company's operating lease portfolio is comprised of operating leases for office, warehouse space and equipment. Certain of the Company's leases include one or more options to renew or terminate the lease at the Company's discretion. The Company regularly evaluates the renewal and termination options and when they are reasonably certain of exercise, includes the renewal or termination option in our lease term.

The adoption of Topic 842 resulted in the Company recognizing operating lease liabilities totaling $2,556 with a corresponding right-of-use (“ROU”) asset of $2,212 based on the present value of the minimum rental payments of such leases. The variance between the ROU asset balance and the lease liability is deferred rent liability that existed prior to the adoption of the ASC 842 and was offset against the ROU asset balance during the adoption. As of December 31, 2019, the ROU asset had a balance of $2,119 which is included in the “Operating lease right-of-use assets” line item of these consolidated financial statements and current and non-current lease liabilities related to the ROU asset of $357 and $2,035, respectively, and are included in the “Current portion of operating lease obligations” and “Long-term portion of operating lease obligations” line items of these consolidated financial statements. The discount rates used for leases accounted for under ASC 842 are based on an interest rate yield curve developed for the leases in the Company’s portfolio.

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

Quantitative information regarding the Company’s leases is as follows:

Twelve Months Ended December 31, 2019
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$69
Interest on finance lease liabilities	56
Total finance lease costs	125
Operating lease cost components:
Operating lease cost	515
Variable lease cost	108
Short-term lease cost	68
Total operating lease costs	691
Total financing and operating lease cost components:	$816

Supplemental cash flow information related to leases is as follows for the year ended December 31, 2019:

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$694
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$205

Weighted-average remaining lease term-finance leases (in years)	1.9
Weighted-average remaining lease term-operating leases (in years)	3.0
Weighted-average discount rate-finance leases	9.1%
Weighted-average discount rate-operating leases	14.5%

The future maturities of the Company’s finance and operating leases as of December 31, 2019 are as follows:

	Finance Leases	Operating Leases	Total
2020	$255	$676	$931
2021	196	687	883
2022	109	705	814
2023	5	690	695
2024	—	580	580
Thereafter	—	—	—
Total payments	$565	$3,338	$3,903
Less amounts representing interest	(59)	(946)	(1,005)
Total minimum payments required:	$506	$2,392	$2,898

The following is a schedule of future minimum lease payments including real estate taxes as required under the above operating leases, as well as the remaining lease payments under capital leases as referenced below as of December 31, 2018:

	Operating	Capital
Year ending December 31:	Leases	Leases
2019	$689	$274
2020	587	255
2021	554	196
2022	420	109
2023	430	5
Thereafter	440	—
Total payments	3,120	839
Less amounts representing interest	—	(115)
Total minimum payments required:	$3,120	$724

(8)	Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2019	2018
Accrued payroll and related expenses	$237	$200
Customer net volume rebate payable	—	540
Other	143	231
	$380	$971

(9)       Income Taxes

Our net income tax provision, including both current and deferred, related to U.S. federal and state income taxes, is zero. A reconciliation of income tax expense to the amount computed by applying the Federal income tax rate to loss before provision for income taxes as of December 31, 2019 and 2018 is as follows:

	2019	2018
Income tax credit at statutory rates	$(631)	$(437)
Nondeductible expenses	3	4
State income tax, net of federal benefits	(226)	(156)
Expiration of NOL & Credits	1,530	1,559
Tax basis in excess of book Convertible Debt	342	0
Expiration of Stock Options	125	179
Other	0	0
Change in valuation allowance	(1,143)	(1,149)
	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income taxes consist of the following:

	As of December 31,
	2019	2018
Deferred tax liabilities:
Excess tax basis convertible debt	$(334)	$—
Total deferred tax liabilities	(334)	—

Deferred tax assets:
Net operating loss carryforwards	$21,912	$22,560
Inventory and other allowances	14	35
Charitable contribution carryforwards	1	2
Excess (tax) book depreciation	451	524
Excess (tax) book amortization	59	57
Share-based compensation	693	749
Other accrued costs	127	141
Total deferred tax assets	23,257	24,068

Less: Valuation allowance	(22,923)	(24,068)
Deferred income taxes	$—	$—

The valuation allowance decreased approximately $1.1 million and $1.1 million for the years ended December 31, 2019 and 2018, respectively (net of approximately $1.5 million and $1.6 million for the years ended December 31, 2019 and 2018, respectively, for expiring net operating loss carryforwards and credits) due principally to the change in the net operating loss carryforward and uncertainty as to whether future taxable income will be generated prior to the expiration of the carryforward period. Management believes that significant uncertainty exists surrounding the recoverability of deferred tax assets due to our recurring losses.  As a result, the Company has recorded a full valuation allowance against our net deferred tax assets. Under the Internal Revenue Code, certain ownership changes, including the prior issuance of preferred stock and our public offering of common stock, may subject us to annual limitations on the utilization of our net operating loss carryforward. As of December 31, 2019, the amounts subject to limitations have not yet been determined.

We have net operating loss carryforwards for tax purposes of approximately $77 million on December 31, 2019. $72 million expire between 2020 and 2037. All net operating loss carryforwards generated after January 1, 2018 do not expire. Therefore, $5 million in net operating losses generated since January 1, 2018 do not expire.

(10)	Capital Stock

As of December 31, 2019, and 2018, we had 24,088 authorized but unissued shares of preferred stock. In addition, as of December 31, 2019, we had 10,000,000 authorized but unissued shares of common stock reserved to meet the conversion requirement of the Convertible Note discussed in Note 4.

(11)	Stock Options and Stock Grants

We have entered into stock option agreements with certain officers, employees and directors. The stock options granted prior to the adoption of the 2019 Equity Compensation Plan (the “2019 Plan”) on November 19, 2020 generally expire ten years from the date of grant. Future options to be granted under the 2019 Plan will expire seven years from the date of grant.

Employee Stock Options

We follow ASC Topic 718, Share-Based Payments, in which compensation expense is recognized only for share-based payments expected to vest. We recognized compensation expense related to stock options of $242 and $204 for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, there was approximately $352 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 1.9 years.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for options granted for all years presented:

	Years Ended December 31,
	2019	2018
Weighted-average risk-free interest rates:	2.3%	2.9%

Dividend yield:	0.00%	0.00%

Weighted-average expected life of the option:	6 years	6 years

Weighted-average expected stock price volatility:	94%	94%

Weighted-average fair value of the options granted:	$0.41	$0.64

We use the Black−Scholes option pricing model to determine the fair value of stock-based compensation. The Black−Scholes model requires us to make several assumptions, including the estimated length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and estimated forfeitures. Expected price volatility of the fiscal 2019 and 2018 grants is based on the daily market rate changes of our stock going back to January 1, 2012. The shares granted in fiscal 2019 and 2018 had a vesting period of three years and a contractual life of 10 years. Forfeitures were estimated at 2% for the years ended December 31, 2019 and 2018, based on our historical experience. The Black−Scholes model also requires a risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of the grant, and the dividend yield on our common stock, which is assumed to be zero since we do not pay dividends and have no current plans to do so in the future. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related expense recognized on the statement of operations. We recognize stock-based compensation expense on a straight-line basis.

The following table summarizes the option activity for our employees and directors during the year ended December 31, 2019:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual	Aggregate
	Shares	per	Term	Intrinsic
Options	(Rounded)	Share	(Years)	Value (000s)
Outstanding on January 1, 2019	3,415,000	$0.67

Granted	563,000	$0.51
Exercised	(36,000)	$0.44
Forfeited or expired	(262,000)	$0.81

Outstanding on December 31, 2019	3,680,000	$0.64	5.5	$—
Exercisable on December 31, 2019	2,690,000	$0.64	4.4	$—

Shares available for grant	3,000,000

The aggregate intrinsic value in the table above is based on our closing stock price of $0.28 on the last business day for the year ended December 31, 2019.

During the years ended December 31, 2019 and 2018, the total intrinsic value of our stock options exercised was $2 and $25, respectively. Cash received for option exercises was $14 and $29 during the years ended December 31, 2019 and 2018, respectively. We had approximately 36,000 options exercised during the year ended December 31, 2019, compared to 64,000 in 2018. Based on our election of the “with and without” approach, no realized tax benefits from stock options were recognized for the years ended December 31, 2019 and 2018.

(12)	401(k) Profit-Sharing Plan

We have a 401(k) profit-sharing plan covering substantially all employees who meet defined service requirements. During 2017, we implemented a new Company contribution program, in which 10% of the employee’s contribution will be matched up to an 8% contribution (for a match of up to 0.8% of a participant’s salary). Contributions made in 2019 and 2018 aggregated to $24 and $21, respectively.

(13)	Significant Customers and Contingencies

Revenue from two customers constituted approximately accounted for 63%, and 8%, respectively, of our 2019 revenue. Amounts included in accounts receivable on December 31, 2019 relating to these two customers were approximately $449 and $16, respectively. Revenue from these two customers constituted approximately 74% and 7%, respectively, of our 2018 revenue. Amounts included in accounts receivable on December 31, 2018 relating to these two customers were approximately $316 and $74, respectively. The loss of one of these significant customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

We currently have exclusive supply agreements with BASF Corporation (“BASF”), our largest customer, that have contingencies outlined which could potentially result in the license of technology and/or the sale of production equipment from the Company to the customer intended to provide capacity sufficient to meet the customer’s production needs. This outcome may occur if we fail to meet certain performance requirements, certain other obligations and/or certain financial condition covenants. The financial condition covenants in one of our supply agreements with BASF “trigger” a technology transfer right (license and equipment sale at BASF’s option) in the event (a) that earnings for the twelve-month period ending with our most recently published quarterly financial statements are less than zero and our cash, cash equivalents and certain investments are less than $500,000, or (b) of an acceleration of any debt maturity having a principal amount of more than $10 million. There are certain minimum finished goods inventory requirements with the new amendment to the supply agreement. This agreement also requires Nanophase to maintain certain finished goods inventory levels as “safety stock,” beginning in the first quarter of 2019, and increasing through the third quarter of 2019 to a negotiated level based on agreed demand metrics, in order to maintain the $500,000 non-cash component discussed above. After September 30, 2019, should our safety stock fall below the prescribed amount of material, the quarter-end cash requirement would revert to $1,000,000 in cash, cash equivalents, and certain investments. The safety stock requirement may be adjusted upon mutual agreement. The Company met its safety stock requirements at December 31, 2019.

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

We believe that cash from operations and cash on hand, in addition to unused borrowing capacity, may not be adequate to fund our operating plans through 2020. If a triggering event were to occur and BASF elected to proceed with the license and related equipment sale mentioned above, we would receive royalty payments from this customer for products sold using our technology; however, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by our agreement with the customer. Similar consequences would occur if we were determined to have materially breached certain other provisions of the supply agreement with BASF. Any such event would also likely result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success and it could be difficult to replace them quickly. Given the occurrence of any such event, we might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on us. Finally, any shortfall in capital needed to operate the business as management intends, including with respect to avoiding this triggering event as described above, may result in a curtailment of certain activities or anticipated investments.

We expect to expend resources on research, development and product testing, and in expanding current capacity or capability for new business. In addition, we may incur significant costs in preparing, filing, prosecuting, maintaining and enforcing our patents and other proprietary rights. We may need additional financing if we were to lose an existing customer or suffer a significant decrease in revenue from one or more of our customers or because of currently unknown capital requirements, new regulatory requirements or the need to meet the cash requirements discussed above to avoid a triggering event under our BASF agreement. Given our expected growth in our Solésence® business, we may also have temporary working capital demands that we cannot fund with existing capital, while remaining in compliance with the covenants included in our BASF agreement described above. In the likely event that we will need to seek additional financing, we may seek funding through public or private financing and through contracts with governmental entities or other companies. Additional financing may not be available on acceptable terms or at all, and any such additional financing could be dilutive to our shareholders. If we are unable to obtain adequate funds, we may be required to delay, scale-back or eliminate some of our manufacturing and marketing operations or we may need to obtain funds through arrangements on less favorable terms. Such circumstances could raise doubt as to our ability to continue as a going concern. If we obtain funding on unfavorable terms, we may be required to relinquish rights to some of our intellectual property.

(14)	Business Segmentation and Geographical Distribution

Revenue from international sources approximated $1,200 and $600 for the years ended December 31, 2019 and 2018, respectively. As part of our revenue from international sources, we recognized approximately $1,100 and $534 in product revenue from a number of German companies, in the aggregate, for the years ended December 31, 2019 and 2018, respectively.

Our Operations comprise a single business segment and all of our long-lived assets are located within the United States. We categorize our revenue stream into three main product categories, Personal Care Ingredients, Advanced Materials and Solésence®. The revenues for 2019 and 2018 by category are as follows:

Product Category	2019	2018
Personal Care Ingredients	$7,919	$10,573
Advanced Materials	2,733	2,253
Solésence®	1,857	1,367
Total Sales	$12,509	$14,193

(15)	Subsequent Events

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (SARS-CoV-2) to be a global pandemic (COVID-19), which continues to spread throughout the United States and around the world. On March 20, 2020, the Governor of the State of Illinois ordered that all non-essential businesses cease all activities within the State of Illinois except for certain minimum basic operations until April 7, 2020.  During this disruption, we are doing everything we can to allow as many of our employees as possible to shelter-in-place. Relative to the executive order in Illinois, management believes that Nanophase Technologies and its Solésence subsidiary qualify as essential businesses as defined, due to our product offerings supporting healthcare, and critical manufacturing and chemical products within sectors that have been designated as critical infrastructure, the continued operation of which is vital for national public health, economic security, and safety.

The Company believes that its customers and suppliers may have similar disruptions, which may lead to greater reductions in their normal operations as a result of responses to the coronavirus pandemic in Illinois and in other jurisdictions in the United States and worldwide.  As of March 25, 2020, the Company is consequently aware of changes in its business as a result of the coronavirus pandemic, but uncertain of the impacts of those changes on its consolidated statements of position, operations or cash flows.  The Company’s management believes the resulting cessations, reductions, and disruptions in its customers’ and suppliers’ operations could be temporary; however, the Company’s management also believes the duration and, hence, the potential impact of such cessations, reductions, and disruptions is currently unknowable.  As a result, we are unable to estimate the potential impact on our business as of the date of this filing.

EXHIBIT INDEX

Exhibit
Number

2	Plan and Agreement of Merger dated as of November 25, 1997 by and between the Company and its Illinois predecessor, incorporated by reference to Exhibit 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 10-K”), SEC File No. 000-22333.

3(i).1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the 1997 10-K, SEC File No. 000-22333.

3(i).2	First Amendment to the Certificate of Incorporation of the Company dated July 27, 2006, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed July 27, 2006, SEC File No. 000-22333.

3(i).3	Second Amendment to the Certificate of Incorporation of the Company dated August 23, 2010, incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed July 9, 2010, SEC File No. 000-22333.

3(i).4	Third Amendment to the Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 29, 2016.

3(i).5	Fourth Amendment to the Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 22, 2019.

3(ii).1	By-Laws of the Company, incorporated by reference to Exhibit 3.2 to the 1997 10-K, SEC File No. 000-22333.

4.1	Specimen stock certificate representing common stock, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed November 4, 1997 (File No. 333-36937) (the “Form S-1/A”).

4.2	Form of Warrants, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed October 1, 1997 (File No. 333-36937) (the “IPO S-1”).

4.3	Certificate of Designations of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, SEC File No. 000-22333.

4.4	Stock Purchase Agreement dated August 25, 2006 between the Company and Rohm and Haas Electronic Materials CMP Holdings, Inc., incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 28, 2006, SEC File No. 000-22333.

4.5	Registration Rights Agreement dated August 25, 2006 between the Company and Rohm and Haas Electronic Materials CMP Holdings, Inc., incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed August 28, 2006, SEC File No. 000-22333.

4.6	Common Stock Purchase Agreement, dated February 10, 2016, between the Company and Bradford T. Whitmore, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 10, 2016.

4.7	Common Stock Purchase Agreement, dated December 19, 2017, between the Company and Bradford T. Whitmore, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 21, 2017.

4.8	Common Stock Purchase Agreement, dated May 13, 2019, between the Company and Bradford T. Whitmore, incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2019

4.9

Securities Purchase Agreement, dated November 13, 2019, between the Company and Bradford T. Whitmore, incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2019.

4.10	Commercial Security Agreement, dated November 20, 2019, between the Company, Solesence, LLC and Bradford T. Whitmore, incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2019.

4.11	2% Second Secured Convertible Note, dated November 20, 2019, made by the Company and payable to the order of Bradford T. Whitmore, incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2019.

10.1	Industrial Building Lease dated September 15, 2004 between the Company and the Village of Burr Ridge, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”), SEC File No. 000- 22333.

10.2	Industrial Building Lease Agreement between Centerpoint Properties Trust (formerly CP Financing Trust) and the Company, dated June 15, 2000, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”), SEC File No. 000-22333.

10.3	Lease Amendment effective October 1, 2005 between the Company and Centerpoint Properties Trust, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 20, 2005, SEC File No. 000-22333.

10.4	Second Amendment to Industrial Lease Agreement, dated as of November 13, 2014 between the Company and MLRP 1319 Marquette LLC, successor-in-interest to Centerpoint Properties Trust, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10- K for the year ended December 31, 2014.

10.5	Third Amendment to Industrial Lease Agreement, entered into on October 17, 2016 and effective October 1, 2016, by and between the Company and 1319 Marquette, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 19, 2016.

10.6	Mutual Cooperation Agreement entered into on January 17, 2012, by and among the Company, C.I. Kasei Co., Ltd. and CIK NanoTek Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 20, 2012, SEC File No. 000-22333.

10.7	Trademark Ownership Assignment Agreement, dated March 31, 2012, between the Company and CIK NanoTek Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2012, SEC File No 000-22333.

10.8	Memorandum on the Payment of Royalty, dated March 31, 2012, between the Company and CIK NanoTek Corporation, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 4, 2012, SEC File No 000-22333.

10.9	Supply Agreement between the Company and Schering-Plough HealthCare Products, Inc. dated as of March 15, 1997, incorporated by reference to Exhibit 10.17 to the Form S-1/A.

10.10*	Zinc Oxide Supply Agreement dated as of September 16, 1999 between the Company and BASF Corporation, as assignee, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, SEC File No. 000-22333.

10.11*	Amendment No. 1 to Zinc Oxide Supply Agreement dated as of January, 2001 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.24 to the 2000 10-K, SEC File No. 000-22333.

10.12	Amendment No. 2. to Zinc Oxide Supply Agreement dated as of March 17, 2003 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”), SEC File No. 000-22333.

10.13*	Amendment No. 3 to Zinc Oxide Supply Agreement entered into on December 12, 2012, between the Company and BASF Corporation, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 6, 2012, SEC File No. 000-22333.

10.14*	Amendment No. 4 to Zinc Oxide Supply Agreement, dated as of January 1, 2019 and entered into on March 11, 2019, between the Company and BASF Corporation, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2019.

10.15	Z-COTE HP-2 Brand Supply Agreement dated May 15, 2006 between the Company and BASF Corporation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 20, 2006, SEC File No. 000-22333.

10.16*	Amendment No. 4 to Zinc Oxide Supply Agreement entered into on March 11, 2019, between the Company and BASF Corporation, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 15, 2019, SEC File No. 000-22333.

10.17*	Amended and Restated Cooperation Agreement dated August 25, 2006 between the Company and Rohm and Haas Electronic Materials CMP Inc., incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed August 28, 2006, SEC File No. 000- 22333.

10.18	Supply Agreement effective as of March 23, 2009, between the Company and Rohm and Haas Electronic Materials CMP Inc., incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, SEC File No. 000-22333.

10.19*	Distributor Agreement dated October 24, 2005 between Johnson Matthey Catalog Company, Inc., d/b/a ALFA AESAR and the Company, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 1, 2005, SEC File No. 000-22333.

10.20*	Supply Agreement dated March 3, 2006 between Roche Diagnostics GmbH and the Company, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 9, 2006, SEC File No. 000-22333.

10.21*	First Amendment to the Supply Agreement entered into on November 19, 2014 between the Company and Roche Diagnostics GmbH, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 25, 2014.

10.22*	Second Amendment to the Supply Agreement, entered into on November 21, 2016, between the Company and Roche Diagnostics GmbH, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 28, 2016.

10.23	Joint Development Agreement dated March 23, 2004 between the Company and Altana Chemie AG, incorporated by reference to Exhibit 10.29 to the 2003 10-K, SEC File No. 000-22333.

10.24*	Agreement dated July 7, 2008 between the Company and Altana Chemie GmbH, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 18, 2008, SEC File No. 000-22333.

10.25*	Settlement and Termination Agreement, dated August 20, 2010, between the Company and Altana Chemie GmbH, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2010, SEC File No. 000-22333.

10.26*	Supply Agreement, dated as of March 31, 2016, between the Company and Ester Solutions Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2016.

10.27	First Amendment to Supply Agreement, dated May 21, 2018, by and between Nanophase Technologies Corporation and Hallstar Ester Solutions Corporation (formerly known as Ester Solutions Company), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 25, 2018.

10.28	Joint Development Agreement, dated as of July 31, 2019, between the Company and Sumitomo Corporation of Americas, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 2, 2019.

10.29	Joint Development & Supply Agreement, dated December 12, 2016, by and between Solésence, LLC and Colorescience Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 24, 2018.

10.30

Amended and Restated Joint Development & Supply Agreement, executed by Solésence, LLC on May 18, 2018, by and between Solésence, LLC and Colorescience Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 24, 2018.

10.31	Promissory Note, dated March 4, 2015, granted by the Company in favor of Libertyville Bank and Trust Company, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 10, 2015.

10.32	Commercial Security Agreement, dated March 4, 2015, between the Company and Libertyville Bank and Trust Company, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 10, 2015.

10.33	Change in Terms Agreement, dated March 4, 2016, between the Company and Libertyville Bank and Trust Company, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed March 10, 2016.

10.34	Change in Terms Agreement, dated February 14, 2017, between the Company and Libertyville Bank and Trust Company, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.35	Promissory Note, executed by the Company on March 26, 2018, granted by the Company in favor of Libertyville Bank and Trust Company, incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.36	Commercial Security Agreement, executed by the Company on March 26, 2018, between the Company and Libertyville Bank and Trust Company, incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.37	Business Loan Agreement, executed by the Company on March 22, 2019, between the Company and Libertyville Bank and Trust Company, incorporated by reference to the Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.38	Change in Terms Agreement, executed by the Company on March 22, 2019, between the Company and Libertyville Bank and Trust Company, incorporated by reference to the Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.39	Business Loan Agreement, dated November 16, 2018, between the Company and Beachcorp, LLC, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 19, 2018.

10.40	Promissory Note, dated November 19, 2018, made by the Company and payable to the order of Beachcorp, LLC to evidence a term loan in the original principal amount of up to $500,000, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 19, 2018.

10.41	Promissory Note, dated November 19, 2018, made by the Company and payable to the order of Beachcorp, LLC to evidence revolving borrowings in a principal amount of up to $2,000,000, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 19, 2018.

10.42	First Amendment to Business Loan Agreement, dated March 23, 2020, between the Company and Beachcorp, LLC (filed herewith).

10.43	Employment Agreement effective as of September 25, 2008, between the Company and Nancy Baldwin, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 2, 2008, SEC File No. 000-22333. +

10.44	Employment Agreement effective August 12, 2009 between the Company and Jess Jankowski, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, SEC File No. 000-22333. +

10.45	Employment Agreement dated November 28, 2012, between the Company and Kevin Cureton, incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, SEC File No. 000-22333. +

10.47	Nanophase Technologies Corporation 2004 Equity Compensation Plan (“2004 Equity Plan”), incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119466). +

10.48	2008 Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 25, 2008, SEC File No. 000-22333.+

10.49	Nanophase Technologies Corporation 2010 Equity Compensation Plan, as amended, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 29, 2016.+

10.50	Form of Stock Option Award Agreement under the 2010 Equity Compensation Plan, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.+

10.51	Nanophase Technologies Corporation 2019 Equity Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 22, 2019.+

10.52	Building Lease, dated as of September 15, 2010, between the Company and the Village of Burr Ridge, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.53	Building Lease, dated as of March 13, 2017, between the Company and the Village of Burr Ridge, incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.54*	Know-How License Agreement, executed by the Company on June 26, 2017, between the Company and Eminess Technologies, Inc., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 29, 2017.

10.55*	Exclusive Supply Agreement, executed by the Company on June 26, 2017, between the Company and Eminess Technologies, Inc., incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed June 29, 2017.

10.56	Technology Development Agreement, executed by the Company on June 26, 2017, between the Company and Eminess Technologies, Inc., incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed June 29, 2017.

21.1	Subsidiary of the Company.

23.1	Consent of RSM US LLP. (filed herewith)

31.1	Certification of the Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act. (filed herewith)
31.2	Certification of the Chief Financial Officer (principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act. (filed herewith)

32	Certification of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350. (filed herewith)

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Cash Flows, (4) the Statements of Stockholders’ Equity, and (5) the Notes to the Financial Statements.

*	Confidentiality previously granted for portions of this agreement.

+	Indicates management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2020.

NANOPHASE TECHNOLOGIES CORPORATION

By:	/s/ Jess A. Jankowski
Jess A. Jankowski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2020.

Signature	Title

/s/ Jess A. Jankowski	President, Chief Executive Officer (principal executive officer,
Jess A. Jankowski	principal financial officer, and principal accounting officer) and Director

/s/ R. Janet Whitmore	Chair of the Board of Directors
R. Janet Whitmore

/s/ Richard W. Siegel	Director
Richard W. Siegel

/s/ George A. Vincent, III	Director
George A. Vincent, III