Form 10-Q
period 2020-03-31
NANOPHASE TECHNOLOGIES Corp
filed 2020-05-13
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the

Securities Exchange Act of 1934

For the transition period from ________ to ________

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

As of May 13, 2020, there were 38,136,792 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statement

 NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited Consolidated Condensed)

(in thousands except share and per share data)

	March 31,	December 31,
	2020	2019
ASSETS

Current assets:
Cash	$951	$1,194
Trade accounts receivable, less allowance for doubtful accounts of $9 on March 31, 2020 and December 31, 2019, respectively	2,254	970
Inventories, net	2,384	2,554
Prepaid expenses and other current assets	259	267
Total current assets	5,848	4,985
Equipment and leasehold improvements, net	2,351	2,255
Operating leases, right of use	2,037	2,119
Other assets, net	12	13
	$10,248	$9,372
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit, bank	$500	$500
Line of credit, related party	1,400	224
Current portion of long-term debt, related party	500	500
Current portion of finance lease obligations	207	218
Current portion of operating lease obligations	369	357
Accounts payable	1,713	1,748
Current portion of deferred revenue	321	482
Accrued expenses	512	380
Total current liabilities	5,522	4,409

Long-term portion of finance lease obligations	241	288
Long-term portion of operating lease obligations	1,937	2,035
Long-term convertible loan, related party	897	830
Long-term portion of deferred revenue	47	93
Asset retirement obligations	208	206
Total long-term liabilities	3,330	3,452

Contingent liabilities	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 55,000,000 shares authorized; 38,136,792 and 33,911,792 shares issued and outstanding on March 31, 2020 and December 31, 2019, respectively	381	381
Additional paid-in capital	101,938	101,886
Accumulated deficit	(100,923)	(100,756)
Total Shareholders’ equity	1,396	1,511
	$10,248	$9,372

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited Consolidated Condensed)

(in thousands except share and per share data)

	Three months ended March 31,
	2020	2019
Revenue:
Product revenue	$3,961	$3,497
Other revenue	78	258
Total revenue	4,039	3,755

Cost of revenue	3,005	2,871
Gross profit	1,034	884

Operating expense:
Research and development expense	372	477
Selling, general and administrative expense	705	877
Loss from operations	(43)	(470)
Interest expense	124	43
Loss before provision for income taxes	(167)	(513)
Provisions for income taxes	—	—
Net loss	$(167)	$(513)

Net loss per share – basic and diluted	$(0.00)	$(0.02)

Weighted average number of basic and diluted common shares outstanding	38,136,792	33,911,792

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited Consolidated Condensed)

 (in thousands except share data)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance on December 31, 2018	—	$—	33,911,792	$339	$98,795	$(97,750)	$1,384

Stock-based compensation	—	—	—	—	57	—	57

Net loss for the three months ended March 31, 2019	—	—	—	—	—	(513)	(513)

Balance on March 31, 2019	—	$—	33,911,792	$339	$98,852	$(98,263)	$928

Balance on December 31, 2019	—	$—	38,136,792	$381	$101,886	$(101,756)	$1,511

Stock-based compensation	—	—	—	—	52	—	52

Net loss for the three months ended March 31, 2020	—	—	—	—	—	(167)	(167)

Balance on March 31, 2020	—	$—	38,136,792	$381	$101,938	$(100,923)	$1,396

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited Consolidated Condensed)

	Three months ended March 31,
	2020	2019
	(in thousands)
Operating activities:
Net loss	$(167)	$(513)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	86	77
Loss on disposal of equipment and leasehold improvements	—	16
Share-based compensation	52	57
Amortization of debt discount	67	—
Changes in assets and liabilities related to operations:
Trade accounts receivable	(1,284)	(1,276)
Inventories	170	14
Prepaid expenses and other assets	8	(136)
Accounts payable	(35)	133
Accrued expenses	133	109
Deferred revenue	(207)
Other long-term assets and liabilities	(3)	(18)
Net cash used in operating activities	(1,180)	(1,537)

Investing activities:
Acquisition of equipment and leasehold improvements	(181)	(240)
Net cash used in investing activities	(181)	(240)

Financing activities:
Principal payments on finance leases	(58)	(52)
Proceeds from line of credit, bank	500	500
Payments to the line of credit, bank	(500)	—
Proceeds from line of credit, related party	3,260	2,936
Payments to line of credit, related party	(2,084)	(2,320)
Net cash provided by financing activities	1,118	1,064

Decrease in cash and cash equivalents	(243)	(713)
Cash and cash equivalents at beginning of period	1,194	1,345
Cash and cash equivalents at end of period	$951	$632

Supplemental cash flow information:
Interest paid	$57	$30

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$77	$40

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited Consolidated Condensed)

(in thousands, except share and per share data or as otherwise noted herein)

(1) Basis of Presentation

The accompanying unaudited consolidated condensed interim financial statements of Nanophase Technologies Corporation (“Nanophase”, “Company”, “we”, “our”, or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the interim periods presented. All statements include the results from both Nanophase and our wholly-owned subsidiary, Solesence, LLC (“Solésence,” or our “Solésence® subsidiary”). Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission.

(2) Going Concern / Liquidity

We believe that cash from operations and cash on hand, in addition to unused borrowing capacity, may not be adequate to fund our operating plans through 2020. We are working to reduce these risks, but some of this is dependent on several things over which we have limited control. Our largest customer made up 63% of our 2019 revenue, and expects a reduction in orders from us in 2020, which has limited our flexibility and required us to make cash management a top priority. We have seen an increase in sales of our Solésence® products in the first quarter, which we expect to continue during the balance of 2020. With the current circumstances of, and the impact of the various reactions and policies relating to, the Covid-19 pandemic, it is currently management’s belief that we will achieve growth in Solésence sales in 2020, but not to the extent for which we planned; however, that belief is based on the assumption that negative impacts related to the Covid-19 pandemic and related reactions and policies will substantially improve commencing in the second quarter and continuing thereafter, and such assumption may not prove accurate. This may require additional investment in working capital. Given these issues, and other commercial realities, we are monitoring the additional working capital demands that this could create as we continue to execute on our Solésence® growth strategy. It is also management’s belief that the Covid-19 pandemic, related governmental reaction, and resulting economic slow-down has, and is expected to continue, to affect certain consumer behaviors and markets could have a negative impact on its Personal Care Ingredients customers during the second quarter of 2020. Management believes the outlook after the second quarter is uncertain, but a continuation of the Covid-19 pandemic and related reactions and policies after the second quarter of 2020 would be expected to increase the negative impact on the Company and its businesses. Management believes the negative impacts in the second quarter and, if applicable, thereafter, are not currently quantifiable. The timing of cash flows is critical. If cash generated from operations is not materially consistent with our plans, we believe that we may need to seek additional funding to address working capital demands. The trading volume of our stock has been low enough that we expect it would be difficult to sell enough shares, assuming our shareholders would approve the authorization of additional shares, to generate additional capital via the OTC market. These uncertainties have caused us to be unable to assert that, for the next twelve months, we have enough current cash, guaranteed access to financing to fund operations, or access to cash in the equity markets to continue with our current growth strategy in terms of investment in capital equipment and in operating expenses related to Solesence®.

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (SARS-CoV-2) to be a global pandemic (COVID-19), which continues to spread throughout the United States and around the world. On April 23, 2020, the Governor of the State of Illinois extended his order that all non-essential businesses cease all activities within the State of Illinois except for certain minimum basic operations through May 30, 2020, and such executive order may be extended. During this disruption, we are doing everything we can to allow as many of our employees as possible to shelter-in-place. Relative to the executive order in Illinois, management believes that Nanophase Technologies and its Solésence® subsidiary qualify as essential businesses as defined, due to our product offerings supporting healthcare, and critical manufacturing and chemical products within sectors that have been designated as critical infrastructure, the continued operation of which is vital for national public health, economic security, and safety.

The Company believes that its customers and suppliers may have similar disruptions, which may lead to greater reductions in their normal operations as a result of responses to the coronavirus pandemic in Illinois and in other jurisdictions in the United States and worldwide. Currently, the Company is consequently aware of changes in its business as a result of the coronavirus pandemic, but uncertain of the impacts of those changes on its consolidated statements of position, operations or cash flows. As of the date of this filing, customer demand for the third and fourth quarters is not yet clear to management. We believe the resulting cessations, reductions, and disruptions in its customers’ and suppliers’ operations could be temporary; however, the Company’s management also believes the duration and, hence, the potential impact of such cessations, reductions, and disruptions is currently unknowable. As a result, although we believe we have acceptable visibility through the second quarter of 2020, conditions are fluid and our estimates regarding the second quarter could prove inaccurate. Moreover, we are unable to estimate the potential impact on our business for the balance of the year as of the date of this filing.

These circumstances raise significant doubt as to the Company’s ability to operate as a going concern under U.S. GAAP. The accompanying financial statements have been prepared on a going concern basis in accordance with U.S. GAAP. As such, no adjustments have been made to the consolidated condensed financial statements for the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue operating as a going concern.

On April 17, 2020, the Company received funding in the form of a loan under the Paycheck Protection Program (the “PPP”), under Division A, Title I of Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), in the amount of $952 which will help us to continue to pay our people, rent and utilities. Should it become necessary, we believe that we may be able to secure additional financing, but we do not have any additional financing commitments in place as of today. However, we may not be able to secure additional financing in a timely manner under commercially reasonable terms, or at all. If we are unable to secure additional financing, the operations of the Company might need to be curtailed to a certain degree, and we would need to delay capital expenditures related to our Solésence® growth strategy, which could impede growth in 2020 and 2021.

(3) Description of Business

Nanophase Technologies Corporation (“Nanophase,” “Company,” “we,” “our,” or “us”) is a skin and sun care focused company that offers engineered materials, formulation development and commercial manufacturing with an integrated family of technologies. Our expertise in nanoscale engineering allows us to effectively coat and disperse particles on a nano and “non-nano” scale for use in a variety of diverse markets: personal care ingredients, including sunscreens as active ingredients; full formulations of skin care products, marketed and sold by our wholly-owned subsidiary, Solesence, LLC (our “Solésence® subsidiary”), which comprise two of our three major product categories; and in architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, medical diagnostics, and a variety of surface finishing technologies (polishing) applications, including optics — all of which fall in to the advanced materials product category.

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

(4) Revenues

Revenues are generally recognized at a point in time, typically when control of the promised goods is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods.

Deferred Revenue includes customer deposits and other receipts that are recognized when the revenue is realized and earned.  Cash payments to customers are classified as reductions of revenue in the Company’s Consolidated Condensed Statement of Operations. Customer deposits, $368, as of March 31, 2020, have been classified as deferred revenue. At December 31, 2019, customer deposits amounted to $575.

On July 31, 2019, we entered into a Joint Development Agreement (“JDA”), with an initial term of ten years, with Sumitomo Corporation of Americas (“SCOA”) to jointly develop certain coated materials for the use in the personal care market. In return for the Company’s exclusive efforts on SCOA’s behalf, SCOA has paid a commitment fee of $250 and will pay two subsequent payments, of $125 each, for the development of products. The two subsequent payments are contingent upon the achievement of certain performance obligations as defined in the agreement. We began recognizing revenue recognizing revenue from the commitment fee in November 2019 and will continue to do so as we fulfill our contractual performance obligations. In the case of the SCOA JDA, the Company is recognizing revenue over time using an input method.  If the Company elects to terminate the agreement within the terms allowed and prior to achieving the initial performance obligations, the original $250 must be refunded.

As of March 31, 2020, the Company has recognized $86 in cumulate revenue from the SCOA JDA, of which $65 was recognized in the first quarter of 2020.  The Company has recognized this revenue proportionally, based upon its estimate of the period over which the performance obligation is expected to be completed.

(5) Earnings Per Share

Earnings (loss) per share is computed using the Treasury Stock Method.  Options to purchase approximately 1,000 and 766,000 shares of common stock that were outstanding as of March 31, 2020 and 2019, respectively, were not included in the computation of earnings (loss) per share for the three-month period ended March 31, 2020 and 2019, respectively, as the impact of such shares would be anti-dilutive.

 (6) Financial Instruments

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

Our financial instruments include cash, accounts receivable, accounts payable and accrued expenses, along with any borrowings on the working capital line of credit from Libertyville Bank and Trust and any borrowings under the Master Agreement from Beachcorp, LLC described below in Note 7. The fair values of all financial instruments were not materially different from their carrying values. There were no financial assets or liabilities adjusted to fair value on March 31, 2020 or December 31, 2019.

(7) Notes and Line of Credit

During July 2014 we entered into a bank-issued letter of credit and related promissory note for up to $30 in borrowings to support our obligations under our facility lease agreement. No borrowings have been incurred under this promissory note. Should any borrowings occur in the future, the interest rate would be the prime rate plus 1%, with the bank having the right to “set off” or apply unpaid balances against our checking account if we fail to meet our obligations under any borrowings under the note. It is our intention to renew this note annually, for as long as we need to do so pursuant to the terms of our facility lease agreement. This note currently expires on July 1, 2020 and management expects it to be renewed.  Because there were no amounts outstanding on the note at any time during 2020 or 2019, we have recorded no related liability on our consolidated balance sheet.

On March 22, 2019, we executed a New Business Loan Agreement, dated as of March 4, 2019 (the “Loan Agreement”), with Libertyville Bank and Trust Company, a Wintrust Community Bank (“Libertyville”), our primary bank, which replaced the Line of Credit Agreement with Libertyville having a maturity date of March 4, 2019. Under the Loan Agreement, Libertyville will provided a maximum of (i) $500 or (ii) two times the sum of (a) 75% our eligible accounts receivables and (b) our cash deposited with Libertyville, whichever is less, of revolving credit to us, collateralized by a senior priority lien on our accounts receivable, inventory, equipment, general intangibles and fixtures. Interest was payable monthly on any advances at a floating interest rate of the prime rate at the time plus 1%. We were required to have $500 in cash, inclusive of the borrowed amount, at Libertyville on the date of any advance. Advances could only occur at the beginning or end of a fiscal quarter and were required to be repaid in full within five business days of the advance. Amounts due under the Loan Agreement were required to be paid in full at its maturity on April 4, 2020.  Libertyville is seeing very high levels of underwriting activity relating to the PPP (see Note 2), and has yet to renew this facility.  Based upon conversations with Libertyville, it is management’s expectation that this facility will be renewed during the second quarter of 2020.  We borrowed $500 on March 30, 2020, and repaid it on April 2, 2020.  We borrowed $500 on December 31, 2019 and repaid it on January 2, 2020.

On November 16, 2018, we entered into a Business Loan Agreement (the “Master Agreement”) with Beachcorp, LLC. Beachcorp, LLC is managed by Bradford T. Whitmore, who, together with his affiliates Grace Brothers, Ltd. and Grace Investments, Ltd., beneficially owned approximately 63% of the outstanding shares of our common stock as of March 31, 2020.  The Master Agreement relates to two loan facilities, each evidenced by separate promissory notes, each dated November 16, 2018: a term loan to the Company of up to $500 to be disbursed in a single advance (the “Term Loan”) with a fixed annual interest rate of 8.25%, payable quarterly, accruing from the date of such advance and with principal due on December 31, 2020; and an asset-based revolving loan facility for the Company of up to $2,000 (the “Revolver Facility”), with floating interest accruing at the prime rate plus 3% (8.25% minimum) per year, with a borrowing base consisting of qualified accounts receivable of the Company, and with all principal and accrued interest due March 31, 2020.  On March 23, 2020, the Company and Beachcorp, LLC executed the First Amendment to our Master Agreement that extends the maturities of both the Term Loan and the Revolver Facility to March 31, 2021. The Term Loan and Revolver Facility are secured by all the unencumbered assets of the Company and subordinated to Libertyville’s secured interest under the New Business Loan Agreement. The Master Agreement substantially restricts the Company’s ability to incur additional indebtedness during the terms of both the Term Loan and the Revolver Facility. On March 31, 2020, the balance on the term loan was $500 and the balance on the Revolver Facility was $1,400. There was $25 in related interest expense during the quarter ended March 31, 2020, of which $9 was accrued and $16 paid by the end of the quarter.  There was $26 in related interest expense during the quarter ended March 31, 2019, of which $13 was accrued and $13 paid by the end of the quarter. As Beachcorp, LLC is an affiliate of one of Mr. Whitmore, this amounts to interest to be paid to a related party. On March 31, 2020 borrowings were within the credit agreement limit with an additional $599 available. The balance of borrowing base, loan amount, and any excess payments required over the available borrowing base will change as frequently as daily, given the operational nature of the elements of the Revolver Facility.

On November 20, 2019, we entered into a 2% Secured Convertible Promissory Note with Bradford T. Whitmore in the principal amount of $2,000,000 (the “Convertible Note”). The principal amount is payable in a single payment on May 15, 2024 (the “Maturity Date”). The principal amount of the Convertible Note accrues interest at the rate of 2.0% per year, which interest is payable semi-annually on the 15th day of May and November, commencing on May 15, 2020. The principal amount and, at the holder’s option, accrued interest under the Convertible Note is convertible at the holder’s option into additional shares of the Company’s common stock in whole or in part and from time to time up to the Maturity Date at a conversion price of $0.20 per share. The convertible note contains a beneficial conversion feature since the Company’s stock was trading at $0.32 per share on the date the Company entered into the agreement. The intrinsic value of the beneficial conversion feature was $1.2 million on November 20, 2019 and is recorded as a discount on the convertible note. The discount will be accreted to the convertible note over the life of the note using the straight-line method. The offset to these discounts will be interest expense.  For the three months ended March 31, 2020, the Company accreted $67.  The balance on the convertible note was $897 and $830, net of discounts of $1,103 and $1,170 at March 31, 2020 and December 31, 2019, respectively.

On March 31, 2020, the balance on the term loan was $500, the balance on the Revolver Facility was $1,400, and the balance on the Convertible Note was $2,000. In the first quarter of 2020, there was $35 in interest expense relating to these credit facilities held by Beachcorp, LLC. The accrued interest expense balance on these related party credit facilities amounted to $13, and $6, at March 31, 2020 and December 31, 2019, respectively. The obligations under the Convertible Note are secured by a security interest in all of the Company’s personal property pursuant to a Commercial Security Agreement among Mr. Whitmore, the Company and Solésence, LLC, the Company’s sole subsidiary. Given that Beachcorp, LLC is an affiliate of Mr. Whitmore, this amounts to all of this interest being owed to a related party.

(8) Inventories

Inventories consist of the following:

	March 31, 2020	December 31, 2019
Raw materials	$1,423	$1,425
Finished goods	991	1,170
	2,414	2,595
Allowance for excess inventory quantities	(30)	(41)
	$2,384	$2,554

(9) Leases

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

As of March 31, 2020, the operating lease right-of-use “ROU” asset had a balance of $2,037 which is included in the “Operating lease right-of-use assets” line item of these condensed consolidated financial statements and current and non-current lease liabilities related to the ROU asset of $369 and $1,937 respectively.  As of December 31, 2019, the ROU asset had a balance of $2,119 which is included in the “Operating lease right-of-use assets” line item of these condensed consolidated financial statements and current and non-current lease liabilities related to the ROU asset of $357 and $2,035 respectively.  These are included in the “Current portion of operating lease obligations” and “Long-term operating lease obligations, net of current portion” line items of these condensed consolidated financial statements. The discount rates used for leases accounted for under ASC 842 are based on an interest rate yield curve developed for the leases in the Company’s portfolio.

The office leases contain variable lease payments which consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$17	$17
Interest on finance lease liabilities	11	16
Total finance lease costs	28	33
Operating lease cost components:
Operating lease cost	140	123
Variable lease cost	27	27
Short-term lease cost	2	22
Total operating lease costs	169	172

Total lease cost	$197	$205

Supplemental cash flow information related to leases is as follows for the period ended March 31:

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$171	$168

Weighted-average remaining lease term-finance leases (in years)	1.7	2.7
Weighted-average remaining lease term-operating leases (in years)	2.7	3.7
Weighted-average discount rate-finance leases	9.3%	9.1%
Weighted-average discount rate-operating leases	14.6%	14.4%

The future maturities of the Company’s finance and operating leases as of March 31, 2020 is as follows:

	Finance Leases	Operating Leases	Total
2020	$189	$506	$695
2021	196	687	883
2022	109	705	814
2023	5	690	695
2024	—	580	580
2025 and thereafter	—	—	—
Total payments	$499	$3,168	$3,667
Less amounts representing interest	(51)	(862)	(913)
Total minimum payments required:	$448	$2,306	$2,754

(10) Share-Based Compensation

We follow FASB ASC Topic 718, Compensation – Stock Compensation, in which compensation expense is recognized only for share-based payments expected to vest. We recognized compensation expense related to stock options of $52 and $57 for each of the three-month periods ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, there was approximately $256 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 1.7 years.

Stock Options and Stock Grants

No stock options were exercised during the three months ended March 31, 2020, or March 31, 2019.  During the three months ended March 31, 2020, there were no stock options granted, compared to 8,000 stock options granted during the same period in 2019. During the three months ended March 31, 2020, 241,000 stock options expired, and 140,000 stock options were forfeited compared to 4,000 stock options expired, and 11,000 stock options were forfeited during the same period in 2019. We had 3,332,000 stock options outstanding at a weighted average exercise price of $0.63 on March 31, 2020, compared to 3,408,000 stock options outstanding at a weighted average exercise price of $0.67 on March 31, 2019.

No stock options were granted during the three-month period ended March 31, 2020.  The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for stock options granted during the three-months ended March 31, 2019:

Weighted-average risk-free interest rates:	2.5%
Dividend yield:	—
Weighted-average expected life of the option:	7 years
Weighted-average expected stock price volatility:	94%
Weighted-average fair value of the options granted:	$0.75

(11) Significant Customers and Contingencies

Revenue from three customers constituted approximately 46%, 15% and 15%, respectively, of our total revenue for the three months ended March 31, 2020. Amounts included in accounts receivable on March 31, 2020 relating to these three customers were approximately $896, $31 and $593, respectively.  Revenue from these three customers constituted approximately 54%, 0% and 18%, respectively, of our total revenue for the three months ended March 31, 2019.  Amounts included in accounts receivable on March 31, 2019 relating to these three customers were approximately $631, $0 and $673, respectively. The loss of one of these significant customers, a significant decrease in revenue from one or more of these customers, or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.  Further, as mentioned earlier (see Note 2), if the Covid-19 Pandemic and related reactions and policies were to negatively affect certain behaviors and markets it could create significant reductions in customer purchases during and after the second quarter of 2020.  Our outlook in this regard is currently unclear. Although we believe we have acceptable visibility through the second quarter of 2020, conditions are fluid and our estimates regarding the second quarter could prove inaccurate.  Moreover, we are unable to estimate the potential impact on our business for the balance of the year as of the date of this filing.

We currently have exclusive supply agreements with BASF Corporation (“BASF”), our largest customer, that have contingencies outlined which could potentially result in the license of technology and/or the sale of production equipment from the Company to the customer intended to provide capacity sufficient to meet the customer’s production needs. This outcome may occur if we fail to meet certain performance requirements, certain other obligations and/or certain financial condition covenants. The financial condition covenants in one of our supply agreements with BASF “trigger” a technology transfer right (license and equipment sale at BASF’s option) in the event (a) that earnings for the twelve-month period ending with our most recently published quarterly financial statements are less than zero and our cash, cash equivalents and certain investments are less than $500,000, or (b) of an acceleration of any debt maturity having a principal amount of more than $10 million. There are certain minimum finished goods inventory requirements with the 2019 amendment to the supply agreement. This agreement also requires Nanophase to maintain certain finished goods inventory levels as “safety stock,” beginning in the first quarter of 2019, and increasing through the third quarter of 2019 to a negotiated level based on agreed demand metrics, in order to maintain the $500,000 non-cash component discussed above. After September 30, 2019, should our safety stock fall below the prescribed amount of material, the quarter-end cash requirement would revert to $1,000,000 in cash, cash equivalents, and certain investments. The safety stock requirement may be adjusted upon mutual agreement.  Historically, we have relied on our Loan Agreement with Libertyville and predecessor facilities in order to satisfy the quarterly financial testing under the BASF supply agreement.  As of the date of this filing, the Loan Agreement has not been renewed, but management expects the facility will be renewed in the second quarter of 2020 (see note 7).

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

We believe that we should have sufficient cash and credit availability (See the description of our Loan Agreement with Libertyville and the Master Agreement with Beachcorp, LLC (described in Note 7) and our PPP Loan (described in Note 13) to operate our business during 2020, but this is dependent on several things over which we have limited control, including the renewal of the Loan Agreement during the second quarter of 2020. If a triggering event were to occur and BASF elected to proceed with the license and related equipment sale mentioned above, we would receive royalty payments from this customer for products sold using our technology; however, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by our agreement with the customer. Similar consequences would occur if we were determined to have materially breached certain other provisions of the supply agreement with BASF. Any such event would also likely result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success and it could be difficult to replace them quickly. Given the occurrence of any such event, we might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on us. Finally, any shortfall in capital needed to operate the business as management intends, including with respect to avoiding this triggering event as described above, may result in a curtailment of certain activities or anticipated investments.

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

 (12) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $304 and $457 for the three months ended March 31, 2020 and 2019, respectively.  All this revenue was product revenue.

Our Operations comprise a single business segment and all of our long-lived assets are located within the United States. We categorize our revenue streams into three main product categories, Personal Care Ingredients, Advanced Materials and Solésence®. The revenues for the three months ended March 31, 2020 and 2019, respectively, by category, are as follows:

Product Category	2020	2019
Personal Care Ingredients	$1,932	$2,009
Advanced Materials	584	850
Solésence®	1,523	896
Total Revenue	$4,039	$3,755

 (13) Subsequent Events

On April 17, 2020, we received funding from Libertyville in the amount of $962 at a fixed annual interest rate of 1% per year (the “PPP Loan”) under the Paycheck Protection Program (“PPP”) under Division A, Title I of Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).  Under the PPP, the Company may apply for forgiveness of the PPP Loan in an amount equal to the sum of the following costs incurred during the 8-week period beginning on the date of the first disbursement of the PPP Loan: (a) payroll costs, (b) any payment of interest on a covered obligation (which shall not include any prepayment of or payment of principal on a covered mortgage obligation), (c) any payment on a covered rent obligation, and (d) any covered utility payment, calculated in accordance with the terms of the CARES Act.  If the Company meets certain criteria, it may be eligible for forgiveness under the stated terms of the PPP Loan as described in the CARES Act.

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

We target markets in which we believe practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers, and our Solésence® solutions to cosmetics and skin care brands. Recently developed technologies have made certain new products possible and opened potential new markets. Our focus is on customer need where we believe we have an advantage, as opposed to finding uses for one particular technology. We expect growth in end-user adoption in 2020 and beyond. Our initiatives in targeted market areas are progressing at differing rates of speed, but we have been broadly moving through testing and development cycles, and in a number of cases believe we are approaching first revenue or next stage revenue with particular customers in the industries referenced above. For example, during 2015 we were granted a patent on a new type of particle surface treatment (coating), which became the cornerstone of our new product development in personal care, with first revenue recognized during 2016. In addition, through the creation of our Solésence®, LLC subsidiary, we use this particle surface treatment to manufacture and sell fully developed solutions to targeted customers in the cosmetics and skin care industry, in addition to the additives we have traditionally sold in the personal care area. We are currently focusing the greatest part of our business development efforts on building and expanding our Solésence® brand and product suite. We believe that successful introduction of our finished skin care products and materials with manufacturers may lead to follow-on orders for other finished products and materials in their applications. We expect that we will both work more deeply with current customers and attract additional customers, which should help us achieve growth in these markets in 2020 and beyond.

With the current circumstances of, and the impact of the various reactions and policies relating to, the Covid-19 pandemic, it is currently management’s belief that we will achieve growth in Solésence sales in 2020, but not to the extent for which we planned; however, that belief is based on the assumption that negative impacts related to the Covid-19 pandemic and related reactions and policies will substantially improve commencing in the second quarter and continuing thereafter, and such assumption may not prove accurate. It is also management’s belief that the Covid-19 pandemic, related governmental reaction, and resulting economic slow-down has, and is expected to continue, to affect certain consumer behaviors and markets could have a negative impact on its Personal Care Ingredients customers during the second quarter of 2020. Management believes the outlook after the second quarter is uncertain, but a continuation of the Covid-19 pandemic and related reactions and policies after the second quarter of 2020 would be expected to increase the negative impact on the Company and its businesses. Management believes the negative impacts in the second quarter and, if applicable, thereafter, are not currently quantifiable.

Results of Operations

Total revenue increased to $4,039,000 for the three months ended March 31, 2020, compared to $3,755,000 for the same period in 2019.

A substantial majority of our revenue for both periods was from our largest customers, in particular, sales to our largest customer in personal care and sunscreen applications. Revenue from our top three customers was approximately 46%, 15% and 15%, respectively, of our total revenue for the three months ended March 31, 2020, compared to 54%, 0% and 18%, respectively, for the same customers during the same period in 2019. Product revenue, the primary component of our total revenue, increased to $3,961,000 for the three months ended March 31, 2020, compared to $3,497,000 for the same period in 2019. The increase was primarily due to increased orders from our Solésence customers.

Other revenue decreased to $78,000 for the three months ended March 31, 2020, compared to $258,000 for the three months ended March 31, 2019. Other revenue is typically comprised primarily of developmental or licensing fees. For the three months ended March 31, 2020, other revenue included $65,000 relating to our JDA with SCOA. For the three months ended March 31, 2019, other revenue included $211,000 relating to a one-time buy out of bulk material and customer samples.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $3,005,000 for the three months ended March 31, 2020, compared to $2,871,000 for the same period in 2019. The increase in cost of revenue was primarily driven by increased volume and price inflation on materials and manufacturing inefficiencies related to Solésence® product launches. While we typically pass through costs to our customers, we sometimes cannot pass through 100% of pricing increases on raw materials, and even with pass throughs, our gross margin percentage is negatively impacted by higher material costs. We expect to continue new advanced material development relating to personal care ingredients and for our formulated Solésence® products during 2020 and beyond. At current revenue levels we have generated a positive gross margin, though margins have been impeded by not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support higher levels of revenue volume. The extent to which margins may grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to manage costs and pass commodity market-driven raw materials increases on to customers, and the speed and efficiency with which we are able to scale up production for our Solésence® products. We expect that product revenue volume increases would result in our fixed manufacturing costs being more efficiently absorbed, which should lead to increased margins. We expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets, but may or may not realize absolute dollar gross margin growth through 2020 and beyond, dependent upon the factors discussed above.

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

Research and development expense decreased to $372,000 for the three months ended March 31, 2020, compared to $477,000 for the same period in 2019. The primary reasons for this decrease were timing related to salary reductions and outside product testing and evaluation costs related to our Solésence® products. We expect quarterly research and development expense to increase during the remainder of 2020.

Selling, general and administrative expense decreased to $705,000 for the three months ended March 31, 2020, compared to $877,000 for the same period in 2019. Much of this was attributed to decreased salary costs, no recruiting costs and lower legal and consulting fees. We expect selling, general and administrative expense to remain at current levels during the remainder of 2020.

Inflation

We believe inflation has not had a material effect on our operations or financial position. However, supplier price increases and wage and benefit inflation, both of which represent a significant component of our costs of operations, may have a material effect on our operations and financial position in 2020 and beyond if we are unable to pass through any applicable increases under our present contracts or through to our markets in general.

Liquidity and Capital Resources

Our cash and cash equivalents amounted to $951,000 on March 31, 2020, compared to $1,194,000 on December 31, 2019 and $632,000 on March 31, 2019. The net cash used in our operating activities was $1,180,000 for the three months ended March 31, 2020, compared to $1,537,000 for the same period in 2019. The net use of cash during both periods was driven primarily by a significant increase in accounts receivable at the end of the period. Net cash used in investing activities was $181,000 during the three months ended March 31, 2020, compared to $240,000 for the three months ended March 31, 2019. Capital expenditures amounted to $181,000 and $240,000 for the three months ended March 31, 2020 and 2019, respectively. Net cash provided by financing activities was $1,118,000 during the three months ended March 31, 2020, compared to $1,064,000 net cash used for the three months ended March 31, 2019. On March 23, 2020, the Company and Beachcorp, LLC executed the First Amendment to our Master Agreement that extends the maturities of both the Term Loan and the Revolver Facility to March 31, 2021. We paid $58,000 for finance lease obligations during the three months ended March 31, 2020 compared to $52,000 in the same period in 2019. On March 30, 2020, we drew $500,000 on the line of credit with Libertyville. The balance was $500,000 at December 31, 2019, but repaid in January, 2020. On March 22, 2019 we entered the new Loan Agreement with Libertyville for $500,000 which replaced the expiring prior year agreement. Under that new Loan Agreement, we borrowed $500,000 on March 30, 2019, which was subsequently repaid on April 3, 2019. During the three months ending March 31, 2020, we drew nine times from the Master Agreement totaling $3,260,000 with repayment of $2,084,000. The net borrowings for the three months ended March 31, 2020 was $1,176,000. During the three months ending March 31, 2019, we drew six times from the Master Agreement totaling $2,936,000 with repayment of $2,320,000. The net borrowings for the three months ended March 31, 2019 was $616,000. Accretion related to the Secured Convertible Promissory Note to Bradford T. Whitmore was $67,000 at March 31, 2020. The balance of this long-term convertible loan was $897,000 and $830,000 at March 31, 2020, and at December 31, 2019, respectively.

On May 13, 2019, we sold approximately 4.2 million shares of our common stock to our largest investor for approximately $1.7 million in proceeds. No selling commission or other remuneration was paid in connection with this transaction. We used these proceeds for the purchase of capital equipment and general corporate purposes.

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under these agreements require that we maintain a minimum of $1 million in total of at least $500,000 in cash, cash equivalents, and certain investments, with the balance being composed of certain inventory and receivables, and that we not have the acceleration of any debt maturity having a principal amount of more than $10 million, in order to avoid triggering the customer’s potential right to transfer certain technology and equipment to that customer at a contractually-defined price. We had approximately $951,000 in cash on March 31, 2020, with $500,000 borrowings on our Line of Credit. This supply agreement and its covenants are more fully described in Note 11, and our line of credit is more fully described in Note 7, to our Financial Statements in Part I, Item 1 of this Form 10-Q.

We believe that cash from operations, proceeds from our PPP Loan (more fully described in Note 13 to our Financial Statements) and other cash on hand, in addition to unused borrowing capacity under the Master Agreement with Beachcorp, LLC and a renewal of the Loan Agreement with Libertyville should be adequate to fund our operating plans through 2020. However, Libertyville is seeing very high levels of underwriting activity relating to the PPP, and has yet to renew the Loan Agreement. Based upon conversations with Libertyville, it is management’s expectation that this facility will be renewed during the second quarter of 2020.

Given our expected growth in our Solésence® business, we are monitoring the temporary working capital demands that this could create, with timing being the most critical variable. Our actual future capital requirements in 2020 and beyond will depend on many factors, including customer acceptance of our current and potential advanced materials, applications and product, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, the costs necessary to increase and expand our manufacturing capabilities and to market and sell our advanced materials, applications and products, and the impacts of the Covid-19 pandemic and related reactions and policies if those impacts do not substantially improve in the second quarter of 2020 and continuing thereafter.

Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, and the as yet unclear demand for the second half of 2020, we expect that capital spending relating to currently known capital needs for the remainder of 2020 will be between $400,000 and $950,000, and we could enter into one or more financing leases to finance these acquisitions, subject to the provisions of a replacement for our Loan Agreement with Libertyville and to the provisions of our Master Agreement with Beachcorp, LLC. If the Company’s demand from customers is significantly lower than expected prior to the commencement of the Covid-19 Pandemic, if those projects are delayed or ultimately prove unsuccessful, or if we fail to obtain financing on terms acceptable to us, we would expect our capital spending to be below the lower end of that range. Similarly, substantial success in business development projects may cause the actual capital investment for the remainder of 2020 to exceed the top of this range.

Should events arise that make it appropriate for us to seek additional financing, such additional financing may not be available on acceptable terms or even at all, and any such additional financing could be dilutive to our shareholders. Such financing could be necessitated by such things as the loss of one or more existing customers; a significant decrease in revenue from one or more of our customers; temporary working capital demands resulting from our expected growth in our Solésence® business that we cannot fund with existing capital; currently unknown capital requirements in light of the factors described above; new regulatory requirements that are outside our control; the need to meet previously discussed cash requirements to avoid a triggering event under our BASF agreement; the continuation of the Covid-19 pandemic and related reactions and policies after the second quarter of 2020; or various other circumstances coming to pass that we currently do not anticipate. The failure to have access to sufficient capital to fund our business plans may result in a curtailment or other change in those plans, and under such circumstances, may raise doubt as to our ability to continue as a going concern.

On March 31, 2020, we had a net operating loss carryforward of approximately $101 million for income tax purposes. Because we may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with our various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward will expire at various dates between January 1, 2020 and December 31, 2036. Under recent changes in the Internal Revenue Code, losses incurred after January 1, 2018 carry forward indefinitely. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that a substantial portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. Changes in Illinois state law that began in 2011 will impact net loss carryforward duration and utilization on the state tax level.

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

As more fully described in Note 7 to our Financial Statements, in Part I, Item I of this Form 10-Q, during 2014 we entered into a letter of credit and promissory note for up to $30,000 supporting our obligations under our facility lease agreement. No borrowings have been incurred under this promissory note.

Safe Harbor Provision

We want to provide investors with more meaningful and useful information. As a result, this Quarterly Report on Form 10-Q (the “Form 10-Q”) contains and incorporates by reference certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements reflect our current expectations of the future results of our operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2020 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: our ability to be consistently profitable despite the losses we have incurred since our incorporation; a decision by a customer to cancel a purchase order or supply agreement in light of our dependence on a limited number of key customers; the terms of our supply agreements with BASF, which could trigger a requirement to transfer technology and/or sell equipment to that customer; our potential inability to obtain working capital when needed on acceptable terms or at all; our ability to obtain materials at costs we can pass through to our customers, including Rare Earth elements, specifically cerium oxide, as well as high purity zinc; uncertain demand for, and acceptance of, our nanocrystalline materials and Solésence® products; our manufacturing capacity and product mix flexibility in light of customer demand; our limited marketing experience, including with our suite of Solésence® products; changes in development and distribution relationships; the impact of competitive products and technologies; our dependence on patents and protection of proprietary information; the resolution of litigation or other legal proceedings in which we may become involved; our ability to maintain an appropriate electronic trading venue for our securities; the impact of any potential new governmental regulations that could be difficult to respond to or costly to comply with; and the development and continuation of the ongoing Covid-19 pandemic and related reactions and policies. In addition, our forward-looking statements could be affected by general industry and market conditions and growth rates. Readers of this Quarterly Report on Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.   Exhibits

Exhibit 10.1	Promissory Note, dated April 8, 2020, made by Nanophase Technologies Corporation payable to Libertyville Bank & Trust Company, N.A., evidencing a loan under the Paycheck Protection Program.

Exhibit 10.2	Loan Agreement, dated April 16, 2020, by and between Nanophase Technologies Corporation and Libertyville Bank & Trust Company, N.A., relating to a loan under the Paycheck Protection Program.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101

The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Shareholders Equity, (4) the Statements of Cash Flows, and (5) the Notes to Unaudited Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: May 13, 2020	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer
(principal executive officer, and principal financial officer)