Form 10-Q
period 2020-06-30
NANOPHASE TECHNOLOGIES Corp
filed 2020-08-12
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2020

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

(Address of principal executive offices, and zip code)

Registrant’s telephone number, including area code: (630) 771-6708

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol	Name of each exchange on which registered

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

As of August 12, 2020, there were 38,136,792 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER AND SIX MONTHS ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statement

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited Consolidated Condensed)

	(in thousands except share and per share data)
	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$1,773	$1,194
Trade accounts receivable, less allowance for doubtful accounts of $9 on June 30, 2020 and December 31, 2019, respectively	2,210	970
Inventories, net	2,457	2,554
Prepaid expenses and other current assets	562	267
Total current assets	7,002	4,985
Equipment and leasehold improvements, net	2,362	2,255
Operating leases, right of use	2,004	2,119
Other assets, net	11	13
	$11,379	$9,372

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited Consolidated Condensed)

(Continued)

	(in thousands except share and per share data)
	June 30, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit, bank	$500	$500
Line of credit, related party	1,489	224
Current portion of long-term debt, related party	500	500
Current portion of finance lease obligations	196	218
Current portion of operating lease obligations	392	357
Accounts payable	1,320	1,748
Current portion of deferred revenue	304	482
Accrued expenses	507	380
Total current liabilities	5,208	4,409

Long-term portion of finance lease obligations	194	288
Long-term portion of operating lease obligations	1,876	2,035
Long-term convertible loan, related party	964	830
PPP Loan SBA	952	—
Long-term portion of deferred revenue	—	93
Asset retirement obligations	210	206
Total long-term liabilities	4,196	3,452

Contingent liabilities	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 55,000,000 shares authorized; 38,136,792 shares issued and outstanding on June 30, 2020 and December 31, 2019	381	381
Additional paid-in capital	101,985	101,886

Accumulated deficit	(100,391)	(100,756)
Total Shareholders’ equity	1,975	1,511
	$11,379	$9,372

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited Consolidated Condensed)

(in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Revenue:
Product revenue	$4,141	$3,257	$8,102	$6,754
Other revenue	194	37	272	295
Total revenue	4,335	3,294	8,374	7,049

Operating expense:
Cost of revenue	2,625	2,462	5,630	5,333
Gross profit	1,710	832	2,744	1,716

Research and development expense	357	485	729	962
Selling, general and administrative expense	699	944	1,404	1,821
Income/(loss) from operations	654	(597)	611	(1,067)
Interest expense	122	50	246	93
Income/(loss) before provision for income taxes	532	(647)	365	(1,160)
Provision for income taxes	—	—	—	—
Net income/(loss)	$532	$(647)	$365	$(1,160)

Net income/(loss) per basic shares	$0.01	$(0.02)	$0.01	$(0.03)
Weighted average number of basic common shares outstanding	38,136,792	36,136,759	38,136,792	35,030,422
Net income/(loss) per diluted share	$0.01	$(0.02)	$0.01	$(0.03)
Weighted average number of diluted common shares outstanding	38,201,792	36,136,759	38,186,792	35,030,422

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited Consolidated Condensed)

(in thousands except share data)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance on December 31, 2018	—	$—	33,911,792	$339	$98,795	$(97,750)	$1,384
Stock-based compensation	—	—	—	—	57	—	57
Net loss for the three months ended March 31, 2019	—	—	—	—	—	(513)	(513)
Balance on March 31, 2019	—	$—	33,911,792	$339	$98,852	$(98,263)	$928

Stock option exercises	—	$—	36,000	$—	$16	$—	$16

Sale of common stock	—	—	4,189,000	42	1,634	—	1,676
Stock-based compensation	—	—	—	—	58	—	58
Net loss for the six months ended June 30, 2019	—	—	—	—	—	(647)	(647)
Balance on June 30, 2019	—	$—	38,136,792	$381	$100,560	$(98,910)	$2,031

Balance on December 31, 2019	—	$—	38,136,792	$381	$101,886	$(101,756)	$1,511

Stock-based compensation	—	—	—	—	52	—	52
Net loss for the three months ended March 31, 2020	—	—	—	—	—	(167)	(167)
Balance on March 31, 2020	—	$—	38,136,792	$381	$101,938	$(100,923)	$1,396

Stock-based compensation	—	—	—	—	47	—	47
Net income for the three months ended June 30, 2020	—	—	—	—	—	532	532
Balance on June 30, 2020	—	$—	38,136,792	$381	$101,985	$(100,391)	$1,975

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited Consolidated Condensed)

	Six months ended June 30,
	2020	2019
	(in thousands)
Operating activities:
Net income (loss)	$365	$(1,160)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	176	155
Loss on disposal of equipment and leasehold improvements	—	16
Share-based compensation	99	115
Amortization of debt discount	134	—
Changes in assets and liabilities related to operations:
Trade accounts receivable	(1,240)	(823)
Inventories	97	149
Prepaid expenses and other assets	(295)	(78)
Accounts payable	(429)	(224)
Accrued expenses	127	(54)
Deferred revenue	(271)	—
Other long-term assets and liabilities	(9)	(36)
Net cash used in operating activities	(1,246)	(1,940)

Investing activities:
Acquisition of equipment and leasehold improvements	(276)	(389)
Net cash used in investing activities	(276)	(389)

Financing activities:
Principal payments on finance leases	(116)	(107)
Proceeds from line of credit, bank	1,000	500
Payments to the line of credit, bank	(1,000)	(500)
Proceeds from line of credit, related party	6,860	5,846
Payments to line of credit, related party	(5,595)	(5,432)
Proceeds from PPP / SBA loan	952	—
Proceeds from issuance of common stock	—	1,676
Proceeds from stock option exercises	—	16
Net cash provided by financing activities	2,101	1,999

Increase (decrease) in cash and cash equivalents	579	(330)
Cash and cash equivalents at beginning of period	1,194	1,345
Cash and cash equivalents at end of period	$1,773	$1,015

Supplemental cash flow information:
Interest paid	$57	$86

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$1	$39

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited Consolidated Condensed)

 (in thousands, except share and per share data or as otherwise noted herein)

(1) Basis of Presentation

The accompanying unaudited consolidated condensed interim financial statements of Nanophase Technologies Corporation (“Nanophase”, “Company”, “we”, “our”, or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the interim periods presented. All statements include the results from both Nanophase and our wholly owned subsidiary, Solésence, LLC (“Solésence® ,” or our “Solésence® subsidiary”). Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission.

(2)	Going Concern / Liquidity

We believe that cash from operations and cash on hand, in addition to unused borrowing capacity, may not be adequate to fund our operating plans through 2020. We are working to reduce these risks, but some of this is dependent on several things over which we have limited control. Our largest customer made up 63% of our 2019 revenue, and has seen a significant reduction in orders placed to us in 2020, which has limited our flexibility and required us to make cash management a top priority. After April 17, 2020, some of this pressure was mitigated due to our receipt of a $952 loan under the Paycheck Protection Program (the “PPP”), as discussed more fully below. We also have a $500 term loan, also described more fully below, with principal due on December 31, 2020. In the event that we are unable to either extend the maturity, or potentially refinance this loan, we will have difficulty funding ongoing operations. We have seen a rapid increase in sales of our Solésence® products in the first six months of 2020, which we expect to continue through the balance of the year. With the current circumstances of, and the impact of the various reactions and policies relating to, the Covid-19 pandemic, it is currently management’s belief that we will achieve strong growth in Solésence® sales through 2020, but not to the extent for which we planned and invested; however, that belief is based on the assumption that negative impacts related to the Covid-19 pandemic and related reactions and policies will substantially improve commencing in the third quarter and continuing thereafter, and such assumption may not prove accurate. This, along with the rapid growth we have seen in Solésence®, which can include advanced payments for components and raw materials, may require additional investment in working capital. Given these issues, and other commercial realities, we are monitoring the additional working capital demands that this could create as we continue to execute on our Solésence® growth strategy. It is also management’s belief that the Covid-19 pandemic, related governmental reaction, and resulting economic slow-down has, and is expected to continue, to affect certain consumer behaviors and markets could have a negative impact on its Personal Care Ingredients customers during the second quarter of 2020. Management believes the outlook after the second quarter is uncertain, but a continuation of the Covid-19 pandemic and related reactions and policies after the second quarter of 2020 would be expected to increase the negative impact on the Company and its businesses. While customer demand over the next several months is currently known, Management believes the negative impacts late in the fourth quarter and, if applicable, thereafter, are not currently quantifiable. The timing of cash flows is critical. If cash generated from operations is not materially consistent with our plans, we believe that we may need to seek additional funding to address working capital demands. The trading volume of our stock has been low enough that we expect it would be difficult to sell enough shares, assuming our shareholders would approve the authorization of additional shares, to generate additional capital via the OTC market. These uncertainties have caused us to be unable to assert that, for the next twelve months, we have enough current cash, guaranteed access to financing to fund operations, or access to cash in the equity markets to continue with our current growth strategy in terms of investment in capital equipment and in operating expenses related to Solésence®.

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (SARS-CoV-2) to be a global pandemic (COVID-19), which continues to spread throughout the United States and around the world. On April 23, 2020, the Governor of the State of Illinois extended his order that all non-essential businesses cease all activities within the State of Illinois except for certain minimum basic operations through May 30, 2020, and such executive order has been temporarily lifted through July 2020. Given the uncertain progress toward combatting the SARS-CoV-2 virus, we expect there to be further disruptions in the local, national, and global economies. During these disruptions, we are doing everything we can to allow as many of our employees as possible to shelter-in-place. Relative to any further executive orders in Illinois, management believes that Nanophase Technologies and its Solésence® subsidiary qualify as essential businesses as defined, due to our product offerings supporting healthcare, and critical manufacturing and chemical products within sectors that have been designated as critical infrastructure, the continued operation of which is vital for national public health, economic security, and safety.

The Company believes that its customers and suppliers may have similar disruptions, which may lead to greater reductions in their normal operations as a result of responses to the coronavirus pandemic in Illinois and in other jurisdictions in the United States and worldwide.  Currently, the Company is consequently aware of changes in its business as a result of the coronavirus pandemic, but uncertain of the impacts of those changes on its consolidated statements of position, operations or cash flows.  As of the date of this filing, we are reasonably confident in customer demand through November of 2020. Demand for December 2020 through the first quarter of 2021 is not yet clear to management. We believe the resulting cessations, reductions, and disruptions in its customers’ and suppliers’ operations could be temporary; however, the Company’s management also believes the duration and, hence, the potential impact of such cessations, reductions, and disruptions is currently unknowable.  As a result, although we believe we have acceptable visibility through the fourth quarter of 2020, conditions are fluid and our estimates regarding the fourth quarter and beyond could prove inaccurate. Moreover, we are unable to clearly estimate the potential impact on our business for the balance of the year as of the date of this filing.

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

On April 17, 2020, the Company received funding in the form of a loan under the “PPP,” under Division A, Title I of Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), in the amount of $952 which helped us to continue to pay our people, rent and utilities during the second quarter. Under the PPP, the Company may apply for forgiveness of the amount due on the loan in an amount equal to the sum of the following costs incurred during the 8-week period beginning on the date of the first disbursement of the Loan: (a) payroll costs, (b) any payment of interest on a covered obligation (which shall not include any prepayment of or payment of principal on a covered mortgage obligation), (c) any payment on a covered rent obligation, and (d) any covered utility payment, calculated in accordance with the terms of the CARES Act. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. The principal amount of the PPP note accrues interest at the rate of 1.00% per year. The Company will be required to pay any unforgiven principle and interest under the PPP note in eighteen equal monthly installments, with the first payment being due on November 17, 2020 and continuing on the same day of each subsequent month until April 17, 2022.

(3) Description of Business

Nanophase Technologies Corporation (“Nanophase,” “Company,” “we,” “our,” or “us”) is a skin and sun care focused company that offers engineered materials, formulation development and commercial manufacturing with an integrated family of technologies. Our expertise in nanoscale engineering allows us to effectively coat and disperse particles on a nano and “non-nano” scale for use in a variety of diverse markets: personal care ingredients, including sunscreens as active ingredients; full formulations of skin care products, marketed and sold by our wholly-owned subsidiary, Solésence, LLC (our “Solésence® subsidiary”), which comprise two of our three major product categories; and in medical diagnostics, architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, and a variety of surface finishing technologies (polishing) applications, including optics — all of which fall in to the advanced materials product category.

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

Deferred Revenue includes customer deposits and other receipts that are recognized when the revenue is realized and earned. Cash payments to customers are classified as reductions of revenue in the Company’s Consolidated Condensed Statement of Operations. Customer deposits, $304, as of June 30, 2020, have been classified as deferred revenue. At December 31, 2019, customer deposits amounted to $575.

On July 31, 2019, we entered into a Joint Development Agreement (“JDA”), with an initial term of ten years, with Sumitomo Corporation of Americas (“SCOA”) to jointly develop certain coated materials for the use in the personal care market. In return for the Company’s exclusive efforts on SCOA’s behalf, SCOA has paid a commitment fee of $250 and will pay two subsequent payments, of $125 each, for the development of products. The two subsequent payments are contingent upon the achievement of certain performance obligations as defined in the agreement. We began recognizing revenue from the commitment fee in November 2019 and will continue to do so as we fulfill our contractual performance obligations. In the case of the SCOA JDA, the Company is recognizing revenue over time using an input method. If the Company elects to terminate the agreement within the terms allowed and prior to achieving the initial performance obligations, the original $250 must be refunded.

As of June 30, 2020, the Company has recognized $203 in cumulative revenue from the SCOA JDA, of which $116 and $182 was recognized in the second quarter and six months ended June 30 of 2020. The Company has recognized this revenue proportionally, based upon its estimate of the period over which the performance obligation is expected to be completed.

(5) Earnings Per Share

Earnings (Loss) Per Share is computed using the Treasury Stock Method. Options to purchase approximately 65,000 shares of common stock that were outstanding for the three months ended June 30, 2020, and were included in the computation of diluted earnings (loss) per share for the three months. This had a $0.00 impact per diluted share for the three months ended June 30, 2020. For the three months ended June 30, 2019, options to purchase approximately 409,000 shares of common stock were outstanding and were not included in the computation of diluted earnings (loss) per share, as the impact of such shares would be anti-dilutive. This had a $0.00 impact per diluted share for the three months ended June 30, 2019. Options to purchase approximately 50,000 shares of common stock that were outstanding as of June 30, 2020, and were included in the computation of diluted earnings (loss) per share for the six months ended June 30, 2020. This had a $0.00 impact per diluted share for the six months ended June 30, 2020. Options to purchase approximately 671,000 shares of common stock that were outstanding as of June 30, 2019 were not included in the computation of diluted earnings (loss) per share for the six months ended June 30, 2020, as the impact of such shares would be anti-dilutive.

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

Our financial instruments include cash, accounts receivable, accounts payable and accrued expenses, along with any borrowings on the working capital line of credit from Libertyville Bank and Trust and any borrowings under the Master Agreement from Beachcorp, LLC described below in Note 7. The fair values of all financial instruments were not materially different from their carrying values. There were no financial assets or liabilities adjusted to fair value on June 30, 2020 or December 31, 2019.

(7) Notes and Line of Credit

During July 2014 we entered into a bank-issued letter of credit and related promissory note for up to $30 in borrowings to support our obligations under our facility lease agreement. No borrowings have been incurred under this promissory note. Should any borrowings occur in the future, the interest rate would be the prime rate plus 1%, with the bank having the right to “set off” or apply unpaid balances against our checking account if we fail to meet our obligations under any borrowings under the note. It is our intention to renew this note annually, for as long as we need to do so pursuant to the terms of our facility lease agreement. This note currently expires on July 1, 2021. Because there were no amounts outstanding on the note at any time during 2020 or 2019, we have recorded no related liability on our condensed consolidated balance sheets.

On March 22, 2019, we executed a Business Loan Agreement, dated as of March 4, 2019 (the “Loan Agreement”), with Libertyville Bank and Trust Company, a Wintrust Community Bank (“Libertyville”), our primary bank, the maturity of which was extended until April 20, 2021 pursuant to an amended and restated Promissory Note executed on June 25, 2020, and dated as of April 4, 2020. Under the Loan Agreement, Libertyville will provided a maximum of (i) $500 or (ii) two times the sum of (a) 75% our eligible accounts receivables and (b) our cash deposited with Libertyville, whichever is less, of revolving credit to us, collateralized by a senior priority lien on our accounts receivable, inventory, equipment, general intangibles and fixtures. Interest was payable monthly on any advances at a floating interest rate of the prime rate at the time plus 1%. We are required to have $500 in cash, inclusive of the borrowed amount, at Libertyville on the date of any advance. Advances could only occur at the beginning or end of a fiscal quarter and were required to be repaid in full within five business days of the advance. We borrowed $500 on June 29, 2020 and repaid it on July 1, 2020. We borrowed $500 on March 30, 2020 and repaid it on April 2, 2020. We borrowed $500 on December 31, 2019 and repaid it on January 2, 2020.

On November 16, 2018, we entered into a Business Loan Agreement (the “Master Agreement”) with Beachcorp, LLC. Beachcorp, LLC is managed by Bradford T. Whitmore, who, together with his affiliates Grace Brothers, Ltd. and Grace Investments, Ltd., beneficially owned approximately 63% of the outstanding shares of our common stock as of June 30, 2020. The Master Agreement relates to two loan facilities, each evidenced by separate promissory notes, each dated November 16, 2018: a term loan to the Company of up to $500 to be disbursed in a single advance (the “Term Loan”) with a fixed annual interest rate of 8.25%, payable quarterly, accruing from the date of such advance and with principal due on December 31, 2020; and an asset-based revolving loan facility for the Company of up to $2,000 (the “Revolver Facility”), with floating interest accruing at the prime rate plus 3% (8.25% minimum) per year, with a borrowing base consisting of qualified accounts receivable of the Company, and with all principal and accrued interest initially to be due March 31, 2020. On March 23, 2020, the Company and Beachcorp, LLC executed the First Amendment to our Master Agreement that extends the maturities of both the Term Loan and the Revolver Facility to March 31, 2021. The Term Loan and Revolver Facility are secured by all the unencumbered assets of the Company and subordinated to Libertyville’s secured interest under the New Business Loan Agreement. The Master Agreement substantially restricts the Company’s ability to incur additional indebtedness during the terms of both the Term Loan and the Revolver Facility. On June 30, 2020, the balance on the term loan was $500 and the balance on the Revolver Facility was $1,489. There was $35 in related interest expense during the quarter ended June 30, 2020, of which $11 was accrued and $24 paid by the end of the quarter. There was $33 in related interest expense during the quarter ended June 30, 2019, of which $7 was accrued and $26 paid by the end of the quarter. As Beachcorp, LLC is an affiliate of one of Mr. Whitmore, this amounts to interest to be paid to a related party. On June 30, 2020 borrowings were within the credit agreement limit with an additional $511. The balance of borrowing base, loan amount, and any excess payments required over the available borrowing base will change as frequently as daily, given the operational nature of the elements of the Revolver Facility.

On November 20, 2019, we entered into a 2% Secured Convertible Promissory Note with Bradford T. Whitmore in the principal amount of $2,000,000 (the “Convertible Note”). The principal amount is payable in a single payment on May 15, 2024 (the “Maturity Date”). The principal amount of the Convertible Note accrues interest at the rate of 2.0% per year, which interest is payable semi-annually on the 15th day of May and November, commencing on May 15, 2020. The principal amount and, at the holder’s option, accrued interest under the Convertible Note is convertible at the holder’s option into additional shares of the Company’s common stock in whole or in part and from time to time up to the Maturity Date at a conversion price of $0.20 per share. The convertible note contains a beneficial conversion feature since the Company’s stock was trading at $0.32 per share on the date the Company entered into the agreement. The intrinsic value of the beneficial conversion feature was $1.2 million on November 20, 2019 and is recorded as a discount on the convertible note. The discount will be accreted to the convertible note over the life of the note using the straight-line method. The offset to these discounts will be interest expense. For the three and six months ended June 30, 2020, the Company accreted $67 and $134, respectively. The balance on the convertible note was $964 and $830, net of discounts of $1,036 and $1,170 at June 30, 2020 and December 31, 2019, respectively.

 On June 30, 2020, the balance on the term loan was $500, the balance on the Revolver Facility was $1,489, the balance on the Convertible Note was $2,000. In the six months ended June 30, 2020, there was $223 in interest expense relating to these credit facilities held by Beachcorp, LLC. The accrued interest expense balance on these related party credit facilities amounted to $35, and $10, at June 30, 2020 and December 31, 2019, respectively. The obligations under the Convertible Note are secured by a security interest in all of the Company’s personal property pursuant to a Commercial Security Agreement among Mr. Whitmore, the Company and Solésence, LLC, the Company’s sole subsidiary. Given that Beachcorp, LLC is an affiliate of Mr. Whitmore, this amounts to all of this interest being owed to a related party.

On April 17, 2020, we entered into a Promissory Note, dated as of April 16, 2020, in favor of Libertyville in the principal amount of $952 for our loan under the PPP. The Company may apply for forgiveness of the amount due on the loan in an amount equal to the sum of the following costs incurred during the 8-week period beginning on the date of the first disbursement of the Loan: (a) payroll costs, (b) any payment of interest on a covered obligation (which shall not include any prepayment of or payment of principal on a covered mortgage obligation), (c) any payment on a covered rent obligation, and (d) any covered utility payment, calculated in accordance with the terms of the CARES Act. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. The principal amount of the PPP note accrues interest at the rate of 1.00% per year. The Company will be required to pay any unforgiven principle and interest under the PPP note in eighteen equal monthly installments, with the first payment being due on November 17, 2020 and continuing on the same day of each subsequent month until April 17, 2022. On June 30, 2020, the balance under the PPP note was $952.

(8) Inventories

Inventories consist of the following:

	June 30, 2020	December 31, 2019
Raw materials	$1,478	$1,425
Finished goods	1,009	1,170
	2,487	2,595
Allowance for excess inventory quantities	(30)	(41)
	$2,457	$2,554

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

As of June 30, 2020, the operating lease right-of-use “ROU” asset had a balance of $2,004 which is included in the “Operating lease right-of-use assets” line item of these condensed consolidated financial statements and current and non-current lease liabilities related to the ROU asset of $392 and $1,876 respectively. As of December 31, 2019, the ROU asset had a balance of $2,119 which is included in the “Operating lease right-of-use assets” line item of these condensed consolidated financial statements and current and non-current lease liabilities related to the ROU asset of $357 and $2,035 respectively. These are included in the “Current portion of operating lease obligations” and “Long-term operating lease obligations, net of current portion” line items of these condensed consolidated financial statements. The discount rates used for leases accounted for under ASC 842 are based on an interest rate yield curve developed for the leases in the Company’s portfolio.

The office leases contain variable lease payments which consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$20	$17	$37	$34
Interest on finance lease liabilities	10	14	21	30
Total finance lease costs	$30	$31	$58	$64
Operating lease cost components:
Operating lease cost	$145	$123	$285	$246
Variable lease cost	56	27	83	54
Short-term lease cost	10	30	12	52
Total operating lease costs	211	180	380	352
Total lease cost	$241	$211	$438	$416

Supplemental cash flow information related to leases is as follows for the six months period ended June 30:

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$346	$336

Weighted-average remaining lease term-finance leases (in years)	1.7	2.4
Weighted-average remaining lease term-operating leases (in years)	2.7	3.5
Weighted-average discount rate-finance leases	9.3%	9.1%
Weighted-average discount rate-operating leases	14.6%	14.4%

The future maturities of the Company’s finance and operating leases as of June 30, 2020 is as follows:

	Finance Leases	Operating Leases	Total
2020	$119	$344	$463
2021	196	701	897
2022	109	720	829
2023	5	705	710
2024	—	595	595
2025 and thereafter	—	1	1
Total payments	$429	$3,066	$3,495
Less amounts representing interest	(39)	(798)	(837)
Total minimum payments required:	$390	$2,268	$2,658

(10) Share-Based Compensation

We follow FASB ASC Topic 718, Compensation – Stock Compensation, in which compensation expense is recognized only for share-based payments expected to vest. We recognized compensation expense related to stock options of $47 and $99 for the three and six months ended June 30, 2020, respectively, compared to $58 and $115 for the three and six months ended June 30, 2019, respectively.

As of June 30, 2020, there was approximately $389 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 2.0 years.

Stock Options and Stock Grants

During the six months ended June 30, 2020, no stock options were exercised, while 36,000 stock options were exercised for $16 for the same period in 2019. During the six months ended June 30, 2020, 535,000 stock options were granted, compared to 547,500 stock options granted during the same period in 2019. During the six months ended June 30, 2020, 438,840 stock options expired compared to 130,500 for the same period in 2019. For the six months ended June 30, 2020, 173,634 stock options were forfeited compared to 48,600 stock options stock options being forfeited for the same period in 2019. We had 3,636,000 stock options outstanding at a weighted average exercise price of $0.57 on June 30, 2020, compared to 3,747,000 stock options outstanding at a weighted average exercise price of $0.64 on June 30, 2019.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for stock options granted during the three month and six-month periods presented:

For the three months ended	June 30, 2020	June 30, 2019
Weighted-average risk-free interest rates	n/a	2.5%
Dividend yield	n/a	—
Weighted-average expected life of the option	n/a	7 years
Weighted-average expected stock price volatility	n/a	0.94
Weighted-average fair value of the options granted	n/a	$0.67

For the six months ended	June 30, 2020	June 30, 2019
Weighted-average risk-free interest rates	0.5%	2.5%
Dividend yield	—	—
Weighted-average expected life of the option	4.5 years	7 years
Weighted-average expected stock price volatility	94%	94%
Weighted-average fair value of the options granted	$0.36	$0.64

As of June 30, 2020, we did not have any unvested restricted stock or performance shares outstanding.

(11) Significant Customers and Contingencies

Revenue from three customers constituted approximately 32%, 26% and 13%, respectively, of our total revenue for the three months ended June 30, 2020. For the six months ended June 30, 2020, revenue from the same three customers was approximately 39%, 16% and 14%, respectively. Amounts included in accounts receivable on June 30, 2020 relating to these three customers were approximately $366, $811 and $479, respectively. Revenue from these three customers constituted approximately 65%, 2% and 5%, respectively, for the three months ended June 30, 2019. For the six months ended June 30, 2019, revenue from the same three customers was approximately 59%, 6% and 12%, respectively. Amounts included in accounts receivable on June 30, 2019 relating to these three customers were approximately $843, $65 and $212, respectively. The loss of one of these significant customers, a significant decrease in revenue from one or more of these customers, or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

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

We believe that we should have sufficient cash and credit availability (See the description of New Line of Credit Agreement with Libertyville and the Master Agreement with Beachcorp, LLC (described in Note 8) to operate our business during 2020, but this is dependent on several things over which we have limited control. If a triggering event were to occur and BASF elected to proceed with the license and related equipment sale mentioned above, we would receive royalty payments from this customer for products sold using our technology; however, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by our agreement with the customer. Similar consequences would occur if we were determined to have materially breached certain other provisions of the supply agreement with BASF. Any such event would also likely result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success and it could be difficult to replace them quickly. Given the occurrence of any such event, we might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on us. Finally, any shortfall in capital needed to operate the business as management intends, including with respect to avoiding this triggering event as described above, may result in a curtailment of certain activities or anticipated investments.

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

(12) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $1,201 and $1,505 for the three and six months ended June 30, 2020, respectively, compared to $243 and $700 for the three and six months ended June 30, 2019, respectively. All of this revenue was product revenue.

Our Operations comprise a single business segment and all our long-lived assets are located within the United States. We categorize our revenue stream into three main product categories, Personal Care Ingredients, Advanced Materials and Solésence®. The revenues for the three months and six months ended June 30, 2020 and 2019, by category, are as follows:

	For the three months ended		For the six months ended
	June 30		June 30
Product Category	2020	2019	2020	2019
Personal Care Ingredients	$1,505	$2,151	$3,437	$4,160
Advanced Materials	1,512	750	2,096	1,600
Solésence®	1,318	393	2,841	1,289
Total Revenue	$4,335	$3,294	$8,374	$7,049

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nanophase is an advanced materials and applications developer and commercial manufacturer with an integrated family of materials technologies. In recent years, we have advanced and expanded our expertise in nanoscale engineering to include “non-nano” materials as well as an array of skin care formulations designed to address skin health while imparting an excellent sensory experience. We produce materials for use in three business areas: personal care ingredients, including ingredients for use in sunscreens as active ingredients; fully formulated cosmetics of our own design which are developed, marketed and distributed under the Solésence® brand name by our wholly owned subsidiary Solésence, LLC (identified throughout this report as our Solésence® subsidiary); and, to a lesser extent, in our advanced materials products, which include medical diagnostics, architectural coatings, industrial coatings, abrasion-resistant additives, plastics additives, and a variety of surface finishing technologies (polishing) applications, including optics.

We target markets in which we believe practical solutions may be found using our products. We work closely with current and potential customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers, and our Solésence® solutions to cosmetics and skin care brands. Recently developed technologies have made certain new products possible and opened potential new markets. Our focus is on customer need where we believe we have an advantage, as opposed to finding uses for one particular technology. We expect growth in end-user adoption in 2020 and beyond. Our initiatives in targeted market areas are progressing at differing rates of speed, but we have been broadly moving through testing and development cycles, and in a number of cases believe we are approaching first revenue or next stage revenue with particular customers in the industries referenced above. For example, during 2015 we were granted a patent on a new type of particle surface treatment (coating), which became the cornerstone of our new product development in personal care, with first revenue recognized during 2016. In addition, through the creation of our Solésence, LLC subsidiary, we use this particle surface treatment to manufacture and sell fully developed solutions to targeted customers in the cosmetics and skin care industry, in addition to the additives we have traditionally sold in the personal care area. We are currently focusing the greatest part of our business development efforts on building and expanding our Solésence® brand and product suite. We believe that successful introduction of our finished skin care products and materials with manufacturers may lead to follow-on orders for other finished products and materials in their applications. We expect that we will both work more deeply with current customers and attract additional customers, which should help us achieve growth in these markets in 2020 and beyond.

With the current circumstances of, and the impact of the various reactions and policies relating to, the Covid-19 pandemic, it is currently management’s belief that we will achieve growth in Solésence® sales in 2020, but not to the extent for which we had planned; however, that belief is based on the assumption that negative impacts related to the Covid-19 pandemic and related reactions and policies will substantially improve commencing in the second quarter and continuing thereafter, and such assumption may not prove accurate. It is also management’s belief that the Covid-19 pandemic, related governmental reaction, and resulting economic slow-down has, and is expected to continue, to affect certain consumer behaviors and markets could have a negative impact on its Personal Care Ingredients customers during the second half of 2020 and in to 2021. Management believes the outlook after the third quarter is uncertain, but a continuation of the Covid-19 pandemic and related reactions and policies after the third quarter of 2020 would be expected to increase the negative impact on the Company and its businesses. Management believes the negative impacts in the fourth quarter and, if applicable, thereafter, are not currently quantifiable.

Results of Operations

Total revenue increased to $4,335 for the three months ended June 30, 2020, compared to $3,294 for the same period in 2019. Total revenue increased to $8,374 for the six months ended June 30, 2020 from $7,049 for the same period in 2019. A substantial majority of our revenue for both periods was from our largest customers, in particular, sales to our largest customer in personal care and sunscreen applications. Revenue from our top three customers was approximately 32%, 26% and 13%, respectively, of our total revenue for the three months ended June 30, 2020 and approximately 39%, 16% and 14%, respectively, for the six months ended June 30, 2020. Revenue from these three customers constituted approximately 65%, 2% and 5%, respectively for the three months ended June 30, 2019 and approximately 59%, 6% and 12%, respectively, for the six months ended June 30, 2019. Product revenue, the primary component of our total revenue, increased to $4,141 for the three months ended June 30, 2020, compared to $3,257 for the same period in 2019. The increase was primarily due to significant product revenue increases in Solésence®, and from our medical diagnostics material customer. These increases were tempered by a significant decrease in revenue from our largest customer in personal care ingredients, along with decreases in our architectural and industrial coatings additives. Product revenue increased to $8,103 for the six months ended June 30, 2020, compared to $6,754 for the same period in 2019. Solésence® product revenue increased approximately 120%, and we saw sizable increases in revenue from our medical diagnostic customer for the six months ended June 30, 2020 compared to the same period for 2019. During the same period, we saw a significant decrease in order flow from our largest personal care customer year-over-year.

Other revenue increased to $194 for the three months ended June 30, 2020, compared to $37 for the same period in 2019. Other revenue decreased to $272 for the six months ended June 30, 2020, compared to $295 for the same period in 2019. Other revenue is typically comprised of royalties, development work and testing paid for by customers. For the six months ended June 30, 2019, other revenue included a unique bulk buyout of $211 in Q1 of 2019.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $2,625 for the three months ended June 30, 2020, compared to $2,462 for the same period in 2019. Cost of revenue increased to $5,630 for the six months ended June 30, 2020, compared to $5,333 for the same period in 2019. The increase in cost of revenue was primarily driven by increased revenue volume, with the benefits of a more profitable product mix in 2020. We have also enacted several initiatives to increase efficiency and cut costs where possible. Some of these gains are reflected in reduced cost of goods sold in 2020, with the expectation that we will see more improvement through 2020 and in to 2021. While we typically pass through costs to our customers, we sometimes cannot pass through 100% of pricing increases on raw materials, and even with pass throughs, our gross margin percentage is negatively impacted by higher material costs.

We expect to continue new advanced material development relating to personal care ingredients, medical diagnostic materials, and for our formulated Solésence® products during 2020 and beyond. At current revenue levels we have generated a positive gross margin, though margins are greatly impacted by revenue volume, with higher volumes generally allowing for better absorption of manufacturing overhead. We continue to believe that our current fixed manufacturing cost structure is sufficient to support higher levels of revenue volume. The extent to which margins may grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to manage costs and pass commodity market-driven raw materials increases on to customers, and the speed and efficiency with which we are able to scale up production for our Solésence® products. We expect that product revenue volume increases will result in our fixed manufacturing costs being more efficiently absorbed, which should lead to increased margins. We expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets, but may or may not realize absolute dollar gross margin growth through 2020 and beyond, dependent upon the factors discussed above.

Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with the development or acquisition of new product applications, and finished product formulations for our Solésence® business. As an example, we have been, and continue to be, engaged in product development work for our new fully formulated finished skincare products marketed through Solésence®. Much of this work has led to several new products and additional potential new products. We also regularly engage in a certain amount of in-vitro, ex-vivo, and in-vivo tests to determine the productiveness of our Solésence® products, as well as to provide our customers with support for a consumer claims set. We are not certain when or if any significant revenue will be generated from the production of the materials described above.

Research and development expense decreased to $357 for the three months ended June 30, 2020, compared to $485 for the same period in 2019. For the six months ended June 30, 2020 research and development expense decreased to $729, compared to $962 for the same period in 2019.

The main reasons for this decrease was a reduction in total staffing (not filling empty positions during the ongoing Covid-19 pandemic) and a reduction on outside testing costs incurred as our Solésence® products have entered the market and the current testing requirements are lower than they were during our startup phase. Legal expenses pertaining to intellectual property, also part of research and development expense, were up for the six-month period.

Selling, general and administrative expense decreased to $699 for the three months ended June 30, 2020, compared to $944 for the same period in 2019. For the six months ended June 30, 2020, selling, general and administrative expense decreased to $1,404, compared to $1,821 for the same period in 2019.

For both the three- and six-month periods in 2020, compensation expense was down due to a reorganization of some of the functions in this area, consulting expenses were lower due, to a great extent, to the initial Solésence® launch work having been completed, and travel and entertainment expenses were down as a product of the ongoing Covid-19 pandemic and its impact on air travel, live trade shows, and in-person meetings.

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

Liquidity and Capital Resources

Our cash and cash equivalents amounted to $1,773 on June 30, 2020, compared to $1,194 on December 31, 2019 and $1,015 on June 30, 2019. The net cash used in our operating activities was $1,246 for the six months ended June 30, 2020, compared to $1,940 for the same period in 2019. The net use of cash during both periods was driven primarily by a significant increase in accounts receivable between the beginning and end of each period. During 2019, we also had a net loss of $1,160, which contributed further to the use of cash during the six months ended June 30, 2019. Net cash used in investing activities, specifically capital expenditures, was $276 during the six months ended June 30, 2020, compared to $389 for the six months ended June 30, 2019. Net cash provided by financing activities was $2,101, and $1,999 during the six months ended June 30, 2020, and 2019, respectively. We paid $116 for capital lease obligations during the six months ended June 30, 2020 compared to $107 in the same period in 2019.

On June 25, 2020 we executed a new promissory note with Libertyville to extend the maturity under our Business Loan Agreement until April 4, 2021. We paid the outstanding balance of $500 in January, 2020, and had borrowings under our line of credit with Libertyville of $500 on June 30, 2030, which was subsequently repaid in July, 2020.

During the six months ending June 30, 2020, we drew 20 times from the Revolver Facility under the Master Agreement with Beachcorp, LLC., totaling $6,860 with repayment of $5,595. The net borrowings from the Revolver Facility for the six months ended June 30, 2020 was $1,265.

On May 13, 2019, we sold approximately 4.2 million shares of our common stock to our largest investor for approximately $1,700 in proceeds. No selling commission or other remuneration was paid in connection with this transaction. We have used the proceeds for general corporate purposes.

In November 2019, we entered in to a 2% Convertible Promissory Note in the original principal amount of $2,000.  This note matures on May 15, 2024, and is payable to our investor at that time in cash, or through conversion of the rights to purchase up to 10,000,000 unregistered shares of the Company’s common stock at $0.20 per share.  The conversion can be done in full or in part, and may be undertaken prior to the note’s maturity date.

On April 17, 2020, we received a loan of $952 from Libertyville under the PPP. Under the PPP, the Company may apply for forgiveness of the amount due on the loan in an amount equal to the sum of the following costs incurred during the 8-week period beginning on the date of the first disbursement of the Loan: (a) payroll costs, (b) any payment of interest on a covered obligation (which shall not include any prepayment of or payment of principal on a covered mortgage obligation), (c) any payment on a covered rent obligation, and (d) any covered utility payment, calculated in accordance with the terms of the CARES Act. Although management believes that the Company expended the proceeds of the PPP loan principally for forgivable purposes under the CARES Act, no assurance can be provided that the Company will obtain forgiveness of the PPP loan in whole or in part.

The Master Agreement substantially restricts the Company’s ability to incur additional indebtedness during the terms of the Term Loan, the Revolver Facility, and the Convertible Promissory Note. On June 30, 2020, the balances on the Term Loan and the Convertible Promissory Note were $500 and $2,000 , respectively, the balance on the Revolver Facility was $1,489 , and the balance of the PPP loan was $952.

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under these agreements require that we maintain a minimum of $1 million in total of certain assets of which at least $500 must be in cash, cash equivalents, and certain investments, with the balance being composed of certain inventory and receivables, and that we not have the acceleration of any debt maturity having a principal amount of more than $10 million, in order to avoid triggering the customer’s potential right to transfer certain technology and equipment to that customer at a contractually-defined price. We had approximately $1,773 in cash on June 30, 2020. This supply agreement and its covenants are more fully described in Note 11, and our credit facilities are more fully described in Note 7, to our Financial Statements in Part I, Item 1 of this Form 10-Q.

We believe that cash from operations and cash on hand, in addition to unused borrowing capacity, will be adequate to fund our operating plans through 2020. Given our expected growth in our Solésence® business, we are monitoring the temporary working capital demands that this could create, with timing being the most critical variable. Our actual future capital requirements in 2020 and beyond will depend on many factors, including customer acceptance of our current and potential advanced materials, applications and product, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, the costs necessary to increase and expand our manufacturing capabilities and to market and sell our advanced materials, applications and products, and the impacts of the Covid-19 pandemic and related reactions and policies if those impacts do not substantially improve in the third quarter of 2020 and continuing thereafter.

Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, we expect that capital spending relating to currently known capital needs for the remainder of 2020 will be between $900 and $1,100, and we could enter into one or more financing leases to finance these acquisitions, subject to the provisions of our Loan Agreement with Libertyville and our Master Agreement relating to our business loans with Beachcorp, LLC. If the Company’s demand from customers is significantly lower than expected prior to the commencement of the Covid-19 Pandemic, if those projects are delayed or ultimately prove unsuccessful, or if we fail to obtain financing on terms acceptable to us, we would expect our capital spending to be below the lower end of that range. Similarly, substantial success in business development projects may cause the actual capital investment for the remainder of 2020 to exceed the top of this range.

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

On June 30, 2020, we had a net operating loss carryforward of approximately $79 million for income tax purposes. Because we may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code in connection with our various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward will expire at various dates between January 1, 2020 and December 31, 2036. Under recent changes in the Internal Revenue Code, losses incurred after January 1, 2018 carry forward indefinitely. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that a substantial portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. Changes in Illinois state law that began in 2011 will impact net loss carryforward duration and utilization on the state tax level.

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

Internal control over financial reporting

The Company’s management, including the CEO (who is also currently acting as both the Company’s principal executive officer and the Company’s principal financial officer), confirm that there was no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control .

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any pending legal proceedings or claims that we believe will result in a material adverse effect on our business, financial condition, or operating results.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On June 25, 2020, the Company and Libertyville executed an amended and restated Promissory Note, dated as of April 4, 2020, pursuant to which the maturity of our line of credit with Libertyville under the Loan Agreement was extended until April 20, 2021. Principal amounts under the amended and restated Promissory Note accrue at a floating interest rate of the prime rate at the time plus 1% and accrued interest is payable monthly. The other material terms of the line of credit under the Loan Agreement were not affected. This summary is qualified in its entirety by reference to the complete text of the amended and restated Promissory Note, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit 10.1	Amended and Restated Promissory Note, dated April 4, 2020, made by Nanophase Technologies Corporation payable to Libertyville Bank & Trust Company, N.A., evidencing revolving loans under the Business Loan Agreement, dated as of March 4, 2019.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101	The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Shareholders Equity, (4) the Statements of Cash Flows, and (5) the Notes to Unaudited Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: August 12, 2020	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer
(principal executive officer, and principal financial officer)