Form 10-Q
period 2020-09-30
NANOPHASE TECHNOLOGIES Corp
filed 2020-11-16
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2020

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

As of November 16, 2020, there were 38,215,792 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited Consolidated Condensed)

(in thousands except share and per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)	(Unaudited)
ASSETS

Current assets:
Cash	$1,134	$1,194
Trade accounts receivable, less allowance for doubtful accounts of $9 on September 30, 2020 and on December 31, 2019, respectively	2,451	970
Inventories, net	3,584	2,554
Prepaid expenses and other current assets	599	267
Total current assets	7,768	4,985
Equipment and leasehold improvements, net	2,650	2,255
Operating leases, right-of-use	1,917	2,119
Other assets, net	11	13
TOTAL ASSETS	$12,346	$9,372

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit, bank	$500	$500
Line of credit, related party	1,541	224
Current portion of long-term debt, related party	500	500
Current portion of finance lease obligations	186	218
Current portion of operating lease obligations	411	357
Accounts payable	1,668	1,748
Current portion of deferred revenue	309	482
Accrued expenses	647	380
Total current liabilities	5,762	4,409

Long-term portion of finance lease obligations	148	288
Long-term portion of operating lease obligations	1,766	2,035
Long-term convertible loan, related party	1,030	830
PPP Loan SBA	952	—
Long-term portion of deferred revenue	—	93
Asset retirement obligations	212	206
Total long-term liabilities	4,108	3,452

Contingent liabilities:	—	—

Stockholders' equity:
Preferred stock, $.01 par value, 24,088 shares authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 55,000,000 shares authorized; 38,215,069 and 38,136,792 shares issued and outstanding on September 30, 2020 and December 31, 2019, respectively	382	381
Additional paid-in capital	102,055	101,886
Accumulated deficit	(99,961)	(100,756)
Total stockholders' equity	2,476	1,511
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,346	$9,372

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited Consolidated Condensed)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Product revenue	$3,827	$3,043	$11,929	$9,797
Other revenue	61	26	333	321
Total revenue	3,888	3,069	12,262	10,118

Operating expense:
Cost of good revenue	2,201	2,506	7,832	7,839
Gross profit	1,687	563	4,430	2,279

Research and development expense	405	488	1,134	1,450
Selling, general and administrative expense	730	890	2,133	2,711
Income/(loss) from operations	552	(815)	1,163	(1,882)

Interest expense	122	47	368	140
Income/(loss) before provision for income taxes	$430	$(862)	$795	$(2,022)
Provision for income taxes	—	—	—	—
Net income/(loss)	$430	$(862)	$795	$(2,022)

Net income/(loss) per basic shares	$0.01	$(0.02)	$0.02	$(0.06)
Weighted average number of basic common shares outstanding	38,141,741	38,136,792	38,138,453	36,077,257
Net income/(loss) per diluted share	$0.01	$(0.02)	$0.02	$(0.06)
Weighted average number of diluted common shares outstanding	38,432,741	38,136,792	38,228,453	36,077,257

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited Consolidated Condensed)

(In thousands except share data)

	Preferred Stock		Common Stock		Additional	Accumulated
Description	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Total
Balance on December 31, 2018	—	$—	33,911,792	$339	$98,795	$(97,750)	$1,384
Stock-based compensation	—	—	—	—	57	—	57
Net loss	—	—	—	—	—	(513)	(513)
Balance on March 31, 2019	—	$—	33,911,792	$339	$98,852	$(98,263)	$928
Stock option exercises	—	—	36,000	—	16	—	16
Stock-based compensation	—	—	—	—	58	—	58
Issuance of Common Stock	—	—	4,189,000	42	1,634	—	1,676
Net loss	—	—	—	—	—	(647)	(647)
Balance on June 30, 2019	—	$—	38,136,792	$381	$100,560	$(98,910)	$2,031
Stock-based compensation	—	—	—	—	64	—	64
Net loss	—	—	—	—	—	(862)	(862)
Balance on September 30, 2019	—	$—	38,136,792	$381	$100,624	$(99,772)	$1,233

Balance on December 31, 2019	—	$—	38,136,792	$381	$101,886	$(100,756)	$1,511
Stock-based compensation	—	—	—	—	52	—	52
Net loss	—	—	—	—	—	(167)	(167)
Balance on March 31, 2020	—	$—	38,136,792	$381	$101,938	$(100,923)	$1,396
Stock-based compensation	—	—	—	—	47	—	47
Net income	—	—	—	—	—	532	532
Balance on June 30, 2020	—	$—	38,136,792	$381	$101,985	$(100,391)	$1,975
Stock option exercises	—	—	78,277	1	22	—	23
Stock-based compensation	—	—	—	—	48	—	48
Net income	—	—	—	—	—	430	430
Balance on September 30, 2020	—	$—	38,215,069	$382	$102,055	$(99,961)	$2,476

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited Consolidated Condensed)

	Nine months ended
	September 30,
	2020	2019
Operating Activities:
Net income (loss)	$795	$(2,022)
Adjustements to reconcile net loss to cash used in operating activities:
Depreciation and amortization	265	234
Loss on disposal of equipment and leasehold improvements	—	16
Share-based compensation	147	179
Amortization of debt discount	200	—

Changes in assets and liabilities related to operations:
Trade accounts receivable	(1,481)	(544)
Inventories	(1,030)	98
Prepaid expenses and other assets	(332)	(12)
Accounts payable	(284)	(632)
Accrued expenses	267	(19)
Deferred revenue	(266)	594
Other long-term assets and liabilities	(13)	(53)
Net cash used in operating activities	(1,732)	(2,161)

Investing activities:
Acquisition of equipment and leasehold improvements	(448)	(523)
Net cash used in investing activities	(448)	(523)

Financing activities:
Principal payments on finance leases	(172)	(162)
Proceeds from line of credit, bank	1,500	1,000
Payments to the line of credit, bank	(1,500)	(500)
Proceeds from the line of credit, related party	10,390	8,166
Payments to the line of credit, related party	(9,073)	(7,895)
Proceeds from PPP / SBA Loan	952	—
Proceeds from issuance of common stock	—	1,676
Proceeds from stock option exercises	23	16
Net cash provided by financing activities	2,120	2,301

Increase (decrease) in cash and cash equivalents	(60)	(383)
Cash and cash equivalents at beginning of period	1,194	1,345
Cash and cash equivalents at end of period	$1,134	$962

Supplemental cash flow information:
Interest paid	$152	$126

Supplemental non-cash investing and finacing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$204	$18

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited Consolidated Condensed)

(in thousands, except share and per share data or as otherwise noted herein)

(1) Basis of Presentation

The accompanying unaudited consolidated condensed interim financial statements of Nanophase Technologies Corporation (“Nanophase”, “Company”, “we”, “our”, or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the interim periods presented. All statements include the results from both Nanophase and our wholly owned subsidiary, Solésence, LLC (“Solésence®,” or our “Solésence® subsidiary”). Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission.

(2)         Going Concern / Liquidity

We believe that cash from operations and cash on hand, in addition to unused borrowing capacity, may not be adequate to fund our operating plans through September 30, 2021. We are working to reduce these risks, but some of this is dependent on several things, some of which we have limited control. Our largest customer made up 63% of our 2019 revenue and has seen a significant reduction in orders placed to us in 2020. We have also seen a rapid increase in sales of our Solésence® products, adding working capital pressure in terms of additional inventory and accounts receivable. Both of these issues have limited our flexibility and required us to make cash management a top priority. After April 17, 2020, some of this pressure was mitigated due to our receipt of a $952 loan under the Paycheck Protection Program (the “PPP”), as discussed more fully below. We also have a $500 term loan, and revolving credit facility with a maximum credit limit of $2,750, both described more fully below, with principal due on March 31, 2021. In the event that we are unable to either extend the maturity, or potentially refinance this loan, we may have difficulty funding ongoing operations. Notwithstanding the fact that visibility into the ongoing impact of the various reactions and policies relating to, the Covid-19 pandemic is limited, it is currently management’s belief that we will continue to achieve strong growth in Solésence® sales through 2020. Given these issues, and other commercial realities, we are monitoring the additional working capital demands that this could create as we continue to execute on our Solésence® growth strategy. It is also management’s belief that the Covid-19 pandemic, related governmental reaction, and resulting economic slow-down has, and is expected to continue, to affect certain consumer behaviors and markets has had a negative impact on its Personal Care Ingredients customers during 2020, with a current lack of visibility as to how far this impact may extend in to 2021. Management believes the outlook after the fourth quarter is uncertain, but a continuation of the Covid-19 pandemic and related reactions and policies going forward would be expected to maintain a degree of negative impact on the Company and its businesses. While customer demand over the next several months is currently known, Management believes the negative impacts late in the fourth quarter and, if applicable, thereafter, are not currently quantifiable. The timing of cash flows is critical. If cash generated from operations is not materially consistent with our plans, we believe that we may need to seek additional funding to address working capital demands. The trading volume of our stock has been low enough that we expect it would be difficult to sell enough shares, assuming our shareholders would approve the authorization of additional shares, to generate additional capital via the OTC market. These uncertainties have caused us to be unable to assert that, for the next twelve months, we have enough current cash, guaranteed access to financing to fund operations, or access to cash in the equity markets to continue with our current growth strategy in terms of investment in capital equipment and in operating expenses related to Solésence®.

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (SARS-CoV-2) to be a global pandemic (COVID-19), which continues to spread throughout the United States and around the world. On April 23, 2020, the Governor of the State of Illinois extended his order that all non-essential businesses cease all activities within the State of Illinois except for certain minimum basic operations through May 30, 2020, and such executive order has been temporarily lifted. Given the uncertain progress toward combatting the SARS-CoV-2 virus, we expect there to be further disruptions in the local, national, and global economies. During these disruptions, we are doing everything we can to allow as many of our employees as possible to shelter-in-place. Relative to any further executive orders in Illinois, management believes that Nanophase Technologies and its Solésence® subsidiary qualify as essential businesses as defined, due to our product offerings supporting healthcare, and critical manufacturing and chemical products within sectors that have been designated as critical infrastructure, the continued operation of which is vital for national public health, economic security, and safety.

The Company believes that its customers and suppliers may have similar disruptions, which may lead to greater reductions in their normal operations as a result of responses to the coronavirus pandemic in Illinois and in other jurisdictions in the United States and worldwide.  Currently, the Company is consequently aware of changes in its business as a result of the coronavirus pandemic, but uncertain of the impacts of those changes on its consolidated statements of position, operations or cash flows.  As of the date of this filing, we are reasonably confident in customer demand through 2020 and in to the first quarter of 2021. Demand for the second quarter of 2021, and the subsequent quarter, is not yet clear to management. We believe the resulting cessations, reductions, and disruptions in its customers’ and suppliers’ operations could be temporary; however, the Company’s management also believes the duration and, hence, the potential impact of such cessations, reductions, and disruptions is currently unknowable.  As a result, although we believe we have acceptable visibility through the first quarter of 2021, conditions are fluid and our estimates regarding the first quarter and beyond could prove inaccurate. Moreover, we are unable to clearly estimate the potential impact on our business for the balance of the year as of the date of this filing.

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

On April 17, 2020, the Company received funding in the form of a loan under the “PPP,” under Division A, Title I of Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), in the amount of $952 which helped us to continue to pay our people, rent and utilities during the second quarter. Under the PPP, the Company may apply for forgiveness of the amount due on the loan in an amount equal to the sum of the following costs incurred during the 24-week period beginning on the date of the first disbursement of the Loan: (a) payroll costs, (b) any payment of interest on a covered obligation (which shall not include any prepayment of or payment of principal on a covered mortgage obligation), (c) any payment on a covered rent obligation, and (d) any covered utility payment, calculated in accordance with the terms of the CARES Act. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. The principal amount of the PPP note accrues interest at the rate of 1.00% per year. The Company will be required to pay any unforgiven principle and interest under the PPP note in eighteen equal monthly installments, with the first payment being due on a date yet to be determined. The Company is in the process of applying for loan forgiveness and does not expect resolution until the first quarter of 2021.

(3) Description of Business

Nanophase Technologies Corporation (“Nanophase,” “Company,” “we,” “our,” or “us”) is a scientifically-driven company which, along with its wholly-owned subsidiary, Solésence, LLC (our “Solésence® subsidiary”), is focused in various beauty- and life-science markets. Skin health and medical diagnostics combined currently make up the great majority of our business and drive our forward growth strategy. We offer engineered materials, formulation development and commercial manufacturing through an integrated family of technologies. Our expertise in material engineering allows us to effectively coat and disperse particles on a nano and “non-nano” scale for use in a variety of markets in skin care, including for use in sunscreens as active ingredients and as fully developed prestige skin care products, marketed and sold through our Solésence® subsidiary. In terms of our life sciences focus, we have seen current conditions significantly increase demand for our medical diagnostics ingredients, as testing for various viruses, most notably Covd-19, has become a critical use of our technology. Additionally, we continue to sell products in markets for architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, and surface finishing technologies (polishing) applications— all of which, along with medical diagnostics, fall into the advanced materials product category.

 We target markets, primarily related to skin health products and ingredients, and diagnostic life sciences ingredients where we believe our materials and products offer practical and competitive minerals-based solutions. We traditionally work closely with current customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers, and our Solésence® products to cosmetics and skin care brands. Over the past few years, we have expanded our marketing efforts for our Solésence products and are seeing more customers responding to our successful products being sold into their markets. Recently developed technologies have made certain new products possible and opened potential new markets. During 2015 we were granted a patent on a new type of particle surface treatment (coating) — now called Active Stress Defense ™ Technology — which became the cornerstone of our new product development in personal care, with first revenue recognized during 2016. In addition, through the creation of our Solésence® subsidiary, we utilize this particle surface treatment to manufacture and sell fully developed solutions to targeted customers in the skin care industry, in addition to the ingredients we have traditionally sold in the personal care area.

Although our primary strategic focus has been the North American market, we currently sell material to customers overseas and have been working to expand our reach within foreign markets. Our common stock trades on the OTCQB marketplace under the symbol NANX.

While product sales comprise the majority of our revenue, we also recognize revenue from other sources from time to time. These activities are not expected to drive the long-term growth of the business. For this reason, we classify such revenue as “other revenue” in our Consolidated Statements of Operations, as it does not represent revenue directly from the sale of our products.

(4) Revenues

Revenues are recognized at a point in time, typically when control of the promised goods is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods.

Deferred revenue includes customer deposits and other receipts that are recognized when the revenue is realized and earned. Cash payments to customers are classified as reductions of revenue in the Company’s Consolidated Condensed Statement of Operations. Customer deposits, $309 as of September 30, 2020, have been classified as deferred revenue. At December 31, 2019, customer deposits amounted to $575.

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

As of September 30, 2020, the Company has recognized $250 in cumulative revenue from the SCOA JDA, of which $47 and $229 was recognized in the three and nine months ended September, 30 of 2020. The Company has recognized this revenue proportionally, based upon its estimate of the period over which the performance obligation is expected to be completed.

(5) Earnings Per Share

Options to purchase approximately 165,000 and 497,000 shares of common stock that were outstanding as of September 30, 2019 were not included in the computation of loss per share for the three and nine months ended September 30, 2019, respectively, as the impact of such shares would be anti-dilutive.

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, along with the promissory note with no related borrowings described in Note 7, and any borrowings on the working capital line of credit from Libertyville Bank and Trust and any borrowings under the Master Agreement from Beachcorp, LLC described below in Note 7. The fair values of all financial instruments were not materially different from their carrying values. There were no financial assets or liabilities adjusted to fair value on September 30, 2020 or December 31, 2019.

(7) Notes and Line of Credit

During July 2014 we entered into a bank-issued letter of credit and related promissory note for up to $30 in borrowings to support our obligations under our facility lease agreement. No borrowings have been incurred under this promissory note. Should any borrowings occur in the future, the interest rate would be the prime rate plus 1%, with the bank having the right to “set off” or apply unpaid balances against our checking account if we fail to meet our obligations under any borrowings under the note. It is our intention to renew this note annually, for as long as we need to do so pursuant to the terms of our facility lease agreement. This note was renewed through July 1, 2021. Because there were no amounts outstanding on the note at any time during 2020 or 2019, we have recorded no related liability on our balance sheet.

On March 22, 2019, we executed a Business Loan Agreement, dated as of March 4, 2019 (the “Loan Agreement”), with Libertyville Bank and Trust Company, a Wintrust Community Bank (“Libertyville”), our primary bank, the maturity of which was extended until April 20, 2021 pursuant to an amended and restated Promissory Note executed on June 25, 2020, and dated as of April 4, 2020. Under the Loan Agreement, Libertyville will provided a maximum of (i) $500 or (ii) two times the sum of (a) 75% our eligible accounts receivables and (b) our cash deposited with Libertyville, whichever is less, of revolving credit to us, collateralized by a senior priority lien on our accounts receivable, inventory, equipment, general intangibles and fixtures. Interest was payable monthly on any advances at a floating interest rate of the prime rate at the time plus 1%. We are required to have $500 in cash, inclusive of the borrowed amount, at Libertyville on the date of any advance. Advances could only occur at the beginning or end of a fiscal quarter and were required to be repaid in full within five business days of the advance. We borrowed $500 on September 29, 2020 and repaid it on October 2, 2020. We borrowed $500 on June 29, 2020 and repaid it on July 1, 2020. We borrowed $500 on March 30, 2020 and repaid it on April 2, 2020. We borrowed $500 on December 31, 2019 and repaid it on January 2, 2020.

On November 16, 2018, we entered into a Business Loan Agreement (the “Master Agreement”) with Beachcorp, LLC. Beachcorp, LLC is managed by Bradford T. Whitmore, who, together with his affiliates Grace Brothers, Ltd. and Grace Investments, Ltd., beneficially owned approximately 63% of the outstanding shares of our common stock as of September 30, 2020. The Master Agreement relates to two loan facilities, each evidenced by separate promissory notes, each dated November 16, 2018: a term loan to the Company of up to $500 to be disbursed in a single advance (the “Term Loan”) with a fixed annual interest rate of 8.25%, payable quarterly, accruing from the date of such advance and with principal due on December 31, 2020; and an asset-based revolving loan facility for the Company of up to $2,000 (the “Revolver Facility”), with floating interest accruing at the prime rate plus 3% (8.25% minimum) per year, with a borrowing base consisting of qualified accounts receivable of the Company, and with all principal and accrued interest initially to be due March 31, 2020. On March 23, 2020, the Company and Beachcorp, LLC executed the First Amendment to our Master Agreement that extends the maturities of both the Term Loan and the Revolver Facility to March 31, 2021. On September 8, 2020, the Company executed an updated Promissory Note to, and a Second Amendment to the Business Loan Agreement with Beachcorp, LLC, expanding the capacity of the Revolver Facility from $2,000 to $2,750. The Term Loan and Revolver Facility are secured by all the unencumbered assets of the Company and subordinated to Libertyville’s secured interest under the New Business Loan Agreement. The Master Agreement substantially restricts the Company’s ability to incur additional indebtedness during the terms of both the Term Loan and the Revolver Facility. On September 30, 2020, the balance on the term loan was $500 and the balance on the Revolver Facility was $1,541. There was $34 in related interest expense during the quarter ended September 30, 2020, of which $12 was accrued and $22 paid by the end of the quarter. There was $47 in related interest expense during the quarter ended September 30, 2019, of which $9 was accrued and $18 paid by the end of the quarter. As Beachcorp, LLC is an affiliate of Mr. Whitmore, this amounts to interest to be paid to a related party. On September 30, 2020, the Company had $734 in excess borrowing capacity over the $1,541 balance on the Revolver Facility. The balance of borrowing base, loan amount, and any excess payments required over the available borrowing base will change as frequently as daily, given the operational nature of the elements of the Revolver Facility.

On November 20, 2019, we entered into a 2% Secured Convertible Promissory Note with Bradford T. Whitmore in the principal amount of $2,000 (the “Convertible Note”). The principal amount is payable in a single payment on May 15, 2024 (the “Maturity Date”). The principal amount of the Convertible Note accrues interest at the rate of 2.0% per year, which interest is payable semi-annually on the 15th day of May and November, commencing on May 15, 2020. The principal amount and, at the holder’s option, accrued interest under the Convertible Note is convertible at the holder’s option into additional shares of the Company’s common stock in whole or in part and from time to time up to the Maturity Date at a conversion price of $0.20 per share. The convertible note contains a beneficial conversion feature since the Company’s stock was trading at $0.32 per share on the date the Company entered into the agreement. The intrinsic value of the beneficial conversion feature was $1.2 million on November 20, 2019 and is recorded as a discount on the convertible note. The discount will be accreted to the convertible note over the life of the note using the straight-line method. The offset to these discounts will be interest expense. For the three and nine months ended September 30, 2020, the Company accreted $67 and $200, respectively. The balance on the convertible note was $1,030 and $830, net of discounts of $1,103 and $1,170 at September 30, 2020 and December 31, 2019, respectively.

On September 30, 2020, the balance on the term loan was $500, the balance on the Revolver Facility was $1,541, the balance on the Convertible Note was $2,000. In the nine months ended September 30, 2020, there was $334 in interest expense relating to these credit facilities held by Beachcorp, LLC. The accrued interest expense balance on these related party credit facilities amounted to $27, and $10, at September 30, 2020 and December 31, 2019, respectively. The obligations under the Convertible Note are secured by a security interest in all of the Company’s personal property pursuant to a Commercial Security Agreement among Mr. Whitmore, the Company and Solésence, LLC, the Company’s sole subsidiary. Given that Beachcorp, LLC is an affiliate of Mr. Whitmore, this amounts to all of this interest being owed to a related party.

On April 17, 2020, we entered into a Promissory Note, dated as of April 16, 2020, in favor of Libertyville in the principal amount of $952 for our loan under the PPP. The Company may apply for forgiveness of the amount due on the loan in an amount equal to the sum of the following costs incurred during the 24-week period beginning on the date of the first disbursement of the Loan: (a) payroll costs, (b) any payment of interest on a covered obligation (which shall not include any prepayment of or payment of principal on a covered mortgage obligation), (c) any payment on a covered rent obligation, and (d) any covered utility payment, calculated in accordance with the terms of the CARES Act. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. The principal amount of the PPP note accrues interest at the rate of 1.00% per year. The Company will be required to pay any unforgiven principle and interest under the PPP note in eighteen equal monthly installments, with the first payment being due on November 17, 2020 and continuing on the same day of each subsequent month until April 17, 2022. On September 30, 2020, the balance under the PPP note was $952.

(8) Inventories

Inventories consist of the following:

	September 30, 2020	December 31, 2019
Raw materials	$2,187	$1,425
Finished goods	1,427	1,170
	3,614	2,595
Allowance for excess inventory quantities	(30)	(41)
	$3,584	$2,554

(9) Leases

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

As of September 30, 2020, the operating lease right-of-use “ROU” asset had a balance of $1,917 which is included in the “Operating lease right-of-use assets” line item of these condensed consolidated financial statements and current and non-current lease liabilities related to the ROU asset of $411 and $1,766 respectively. As of December 31, 2019, the ROU asset had a balance of $2,119 which is included in the “Operating lease right-of-use assets” line item of these condensed consolidated financial statements and current and non-current lease liabilities related to the ROU asset of $357 and $2,035 respectively. These are included in the “Current portion of operating lease obligations” and “Long-term operating lease obligations, net of current portion” line items of these condensed consolidated financial statements. The discount rates used for leases accounted for under ASC 842 are based on an interest rate yield curve developed for the leases in the Company’s portfolio.

The office leases contain variable lease payments which consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$17	$18	$54	$52
Interest on finance lease liabilities	9	14	30	44
Total finance lease costs	$26	$32	$84	$96
Operating lease cost components:
Operating lease cost	$140	$129	$425	$375
Variable lease cost	27	27	81	81
Short-term lease cost	10	16	12	68
Total operating lease costs	$177	$172	$518	$524
Total lease cost	$203	$204	$602	$620

Supplemental cash flow information related to leases is as follows for the nine months ended:

	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of liabilities:
Operating cash outflow from operating leases	$518	$509
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$205
Weighted-average remaining lease term-finance leases (in years)	1.9	2.2
Weighted-average remaining lease term-operating leases (in years)	3.4	3.3
Weighted-average discount rate-finance leases	9.3%	9.1%
Weighted-average discount rate-operating leases	14.3%	14.4%

The future maturities of the Company’s finance and operating leases as of September 30, 2020 is as follows:

	Finance Leases	Operating Leases	Total
2020	$63	$172	$235
2021	196	701	897
2022	109	720	829
2023	5	705	710
2024	—	595	595
2025 and thereafter	—	1	1
Total payments	$373	$2,894	$3,267
Less amounts representing interest	(39)	(717)	(756)
Total minimum payments required:	$334	$2,177	$2,511

(10) Share-Based Compensation

We follow FASB ASC Topic 718, Compensation – Stock Compensation, in which compensation expense is recognized only for share-based payments expected to vest. We recognized compensation expense related to stock options of $48 and $147 for the three and nine months ended September 30, 2020, respectively, compared to $64 and $179 for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2020, there was approximately $290 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 1.8 years.

Stock Options and Stock Grants

During the nine months ended September 30, 2020, 78,277 stock options were exercised for $23. During the nine months ended September 30, 2019, 36,000 stock options were exercised for $16.  During the nine months ended September 30, 2020, 535,000 stock options were granted, compared to 547,500 stock options granted during the same period in 2019. During the nine months ended September 30, 2020, 460,640 stock options expired compared to 130,500 for the same period in 2019. For the nine months ended September 30, 2020, 202,134 stock options were forfeited compared to 48,600 for the same period in 2019. We had 3,507,073 stock options outstanding at a weighted average exercise price of $0.58 on September 30, 2020, compared to 3,747,400 stock options outstanding at a weighted average exercise price of $0.64 on September 30, 2019.

No stock options were granted in the three-month periods ending September 30, 2020 and 2019.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for stock options granted during the nine months periods presented:

For the nine months ended	September 30, 2020	September 30, 2019
Weighted-average risk-free interest rates	0.5%	2.3%
Dividend yield	0.00%	0.00%
Weighted-average expected life of the option	7 years	7 years
Weighted-average expected stock price volatility	94%	94%
Weighted-average fair value of the options granted	$0.36	$0.41

As of September 30, 2020, we did not have any unvested restricted stock or performance shares outstanding.

(11) Significant Customers and Contingencies

Revenue from four customers constituted approximately 30%, 18%, 16% and 16%, respectively, of our total revenue for the three months ended September 30, 2020. For the nine months ended September 30, 2020, revenue from the same four customers was approximately 20%, 32%, 13% and 14%, respectively. Amounts included in accounts receivable on September 30, 2020 relating to these four customers were approximately $901, $328, $291 and $420, respectively. Revenue from these four customers constituted approximately 0%, 75%, 0% and 4%, respectively, for the three months ended September 30, 2019. For the nine months ended September 30, 2019, revenue from the same four customers was approximately 4%, 64%, 0%, and 9%, respectively. Amounts included in accounts receivable on September 30, 2019 relating to these four customers were approximately $0, $1,042, $0 and $122, respectively. The loss of one of these significant customers, a significant decrease in revenue from one or more of these customers, or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

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

(12) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $1,242 and $2,747 for the three and nine months ended September 30, 2020, respectively, compared to $33 and $734 for the three and nine months ended September 30, 2019, respectively. All of this revenue was product revenue.

Our operations comprise a single business segment and all our long-lived assets are located within the United States. We categorize our revenue stream into three main product categories, Personal Care Ingredients, Advanced Materials and Solésence®. The revenues for the three months and nine months ended September 30, 2020 and 2019, by category, are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Product Category	2020	2019	2020	2019
Personal Care Ingredients	$753	$2,304	$4,190	$6,464
Advanced Materials	1,582	388	3,678	1,988
Solésence®	1,553	377	4,394	1,666
Total Sales	$3,888	$3,069	$12,262	$10,118

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nanophase is a scientifically driven company which, along with its wholly owned subsidiary, Solésence, LLC (our “Solésence® subsidiary”), is focused in various beauty- and life-science markets. Skin health and medical diagnostics combined currently make up the great majority of our business and drive our forward growth strategy. We offer engineered materials, formulation development and commercial manufacturing through an integrated family of technologies. Our expertise in material engineering allows us to effectively coat and disperse particles on a nano and “non-nano” scale for use in a variety of markets in skin care, including for use in sunscreens as active ingredients and as fully developed prestige skin care products, marketed and sold through our Solésence® subsidiary. In terms of our life sciences focus, we have seen current conditions significantly increase demand for our medical diagnostics ingredients, as testing for various viruses, most notably Covd-19, has become a critical use of our technology. Additionally, we continue to sell products in markets for architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, and surface finishing technologies (polishing) applications— all of which, along with medical diagnostics, fall into the advanced materials product category.

 We target markets, primarily related to skin health products and ingredients, and diagnostic life sciences ingredients where we believe our materials and products offer practical and competitive minerals-based solutions. We traditionally work closely with current customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers, and our Solésence® products to cosmetics and skin care brands. Over the past few years, we have expanded our marketing efforts for our Solésence products and are seeing more customers responding to our successful products being sold into their markets. Recently developed technologies have made certain new products possible and opened potential new markets. During 2015 we were granted a patent on a new type of particle surface treatment (coating) — now called Active Stress Defense ™ Technology — which became the cornerstone of our new product development in personal care, with first revenue recognized during 2016. In addition, through the creation of our Solésence® subsidiary, we utilize this particle surface treatment to manufacture and sell fully developed solutions to targeted customers in the skin care industry, in addition to the ingredients we have traditionally sold in the personal care area.

With the current circumstances of, and the impact of the various reactions and policies relating to, the Covid-19 pandemic, it is currently management’s belief that we will continue to achieve growth in Solésence® sales through 2020. We are also expecting additional Solésence growth in 2021, but management believes the outlook in to 2021 remains uncertain, with a continuation of the Covid-19 pandemic and related reactions and policies having the potential to limit new product sales growth, and having further potential negative impact on the Company, its customers, and the markets it serves.

It is also management’s belief that the Covid-19 pandemic, related governmental reaction, and resulting economic slow-down has, and is expected to continue, to affect certain consumer behaviors and markets. This has had a negative impact on our Personal Care Ingredients business during 2020, and could continue to some extent in to 2021. Management believes the negative impacts in the fourth quarter and, if applicable, thereafter, are not currently quantifiable.

Results of Operations

Total revenue increased to $3,888 for the three months ended September 30, 2020, compared to $3,069 for the same period in 2019. Total revenue increased to $12,262 for the nine months ended September 30, 2020 from $10,118 for the same period in 2019. A substantial majority of our revenue for both periods was from our largest customers, in particular, sales to our largest customer in personal care and sunscreen applications. Revenue from our top four customers constituted approximately 30%, 18%, 16% and 16%, respectively, of our total revenue for the three months ended September 30, 2020, and approximately 20%, 32%, 13% and 14%, respectively, for the nine months ended September 30, 2020. Revenue from these four customers constituted approximately 0%, 75%, 0% and 4%, respectively, for the three months ended September 30, 2019 and approximately 4%, 64%, 0% and 9%, respectively, for the nine months ended September 30, 2019. Product revenue, the primary component of our total revenue, increased to $3,827 for the three months ended September 30, 2020, compared to $3,043 for the same period in 2019. The increase was primarily due to sales to Roche Laboratories for Covid19 testing kits. Product revenue increased to $11,929 for the nine months ended September 30, 2020, compared to $9,797 for the same period in 2019. Solésence® product revenue increased approximately 164% for the nine months ended September 30, 2020 compared to the same period for 2019. The total increase in product revenue is attributed to increased sales of our Solésence products and ingredients sold to Roche Diagnostics, offset by significantly reduced sales of sunscreen actives into our Personal Care Ingredients markets through our largest customer.

Other revenue increased to $61 for the three months ended September 30, 2020, compared to $26 for the same period in 2019. Other revenue increased to $333 for the nine months ended September 30, 2020, compared to $321 for the same period in 2019. Other revenue is typically comprised of royalties and shipping costs paid by customers. Shipping revenue in 2020 is included in product revenue. For the nine months ended September 30, 2019, other revenue included a unique bulk buyout of $211 in Q1 of 2019.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue decreased to $2,201 for the three months ended September 30, 2020, compared to $2,506 for the same period in 2019. Cost of revenue decreased to $7,832 for the nine months ended September 30, 2020, compared to $7,839 for the same period in 2019. The decrease in cost of revenue was primarily driven by manufacturing efficiencies related to Solésence® products coupled with lower managerial payroll offset by price inflation on materials. While we typically pass through costs to our customers, we sometimes cannot pass through 100% of pricing increases on raw materials, and even with pass throughs, our gross margin percentage is negatively impacted by higher material costs.

We expect to continue new advanced material development relating to personal care ingredients, medical diagnostic materials, and for our formulated Solésence® products through 2020 and beyond. At current revenue levels we have generated a positive gross margin, though margins are greatly impacted by revenue volume, with higher volumes generally allowing for better absorption of manufacturing overhead. The extent to which margins may grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to manage costs and pass commodity market-driven raw materials increases on to customers, and the speed and efficiency with which we are able to scale up production for our Solésence® products. We expect that product revenue volume increases will result in our fixed manufacturing costs being more efficiently absorbed, which should lead to increased margins. We expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets, but may or may not realize absolute dollar gross margin growth through 2020 and beyond, dependent upon the factors discussed above.

Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with the development or acquisition of new product applications, and finished product formulations for our Solésence® business. As an example, we have been, and continue to be, engaged in product development work for our new fully formulated finished skincare products marketed through Solésence®. Much of this work has led to several new products and additional potential new products. We also engage in in-vitro, ex-vivo, and in-vivo tests to determine the efficacy of our Solésence® products, as well as to provide our customers with support for a consumer claims set. We are not certain when or if any significant revenue will be generated from the production of the materials described above.

Research and development expense decreased to $405 for the three months ended September 30, 2020, compared to $488 for the same period in 2019. For the nine months ended September 30, 2020 research and development expense decreased to $1,134 compared to $1,450 for the same period in 2019.

The main reasons for this decrease was a reduction in total staffing (not filling empty positions during the ongoing Covid-19 pandemic) and a reduction on outside testing costs incurred as our Solésence® products have entered the market and the current testing requirements are lower than they were during our startup phase. Legal expenses pertaining to intellectual property, also part of research and development expense, were up for the nine-month period.

Selling, general and administrative expense decreased to $730 for the three months ended September 30, 2020, compared to $890 for the same period in 2019. For the nine months ended September 30, 2020, selling, general and administrative expense decreased to $2,133 compared to $2,711 for the same period in 2019.

For both the three- and nine-month periods in 2020, compensation expense was down due to a reorganization of some of the functions in this area, consulting expenses were lower due, to a great extent the initial Solésence® launch work has been completed, and travel and entertainment expenses were down as a product of the ongoing Covid-19 pandemic and its impact on air travel, live trade shows, and in-person meetings.

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

Liquidity and Capital Resources

Our cash and cash equivalents amounted to $1,134 on September 30, 2020, compared to $1,194 on December 31, 2019 and $962 on September 30, 2019. The net cash used in our operating activities was $1,732 for the nine months ended September 30, 2020, compared to $2,161 for the same period in 2019. The net use of cash during both periods was driven primarily by a significant increase in accounts receivable between the beginning and end of each period. In 2019, we also had a net loss of $2,022, which contributed further to the use of cash during the nine months ended September 30, 2019. Net cash used in investing activities, specifically capital expenditures, was $448 during the nine months ended September 30, 2020, compared to $523 for the nine months ended September 30, 2019. Net cash provided by financing activities was $2,120 and $2,301 during the nine months ended September 30, 2020, and 2019, respectively. We paid $172 for capital lease obligations during the nine months ended September 30, 2020 compared to $162 in the same period in 2019.

On June 25, 2020 we executed a new promissory note with Libertyville to extend the maturity under our Business Loan Agreement until April 4, 2021. We paid the outstanding balance of $500 in January 2020 and had borrowings under our line of credit with Libertyville of $500 on June 30, 2020, and September 30, 2020, which were subsequently repaid in July, 2020 and October 2020, respectively.

On May 13, 2019, we sold approximately 4.2 million shares of our unregistered common stock to our largest investor for approximately $1,700 in proceeds. No selling commission or other remuneration was paid in connection with this transaction. We have used the proceeds for general corporate purposes.

In November 2019, we entered in to a 2% Convertible Promissory Note in the original principal amount of $2,000.  This note matures on May 15, 2024 and is payable to our investor at that time in cash, or through conversion of the rights to purchase up to 10,000,000 unregistered shares of the Company’s common stock at $0.20 per share.  The conversion can be done in full or in part and may be undertaken prior to the note’s maturity date.

On April 17, 2020, we received a loan of $952 from Libertyville under the PPP. Under the PPP, the Company may apply for forgiveness of the amount due on the loan in an amount equal to the sum of the following costs incurred during the 24-week period beginning on the date of the first disbursement of the Loan: (a) payroll costs, (b) any payment of interest on a covered obligation (which shall not include any prepayment of or payment of principal on a covered mortgage obligation), (c) any payment on a covered rent obligation, and (d) any covered utility payment, calculated in accordance with the terms of the CARES Act. Although management believes that the Company expended the proceeds of the PPP loan principally for forgivable purposes under the CARES Act, no assurance can be provided that the Company will obtain forgiveness of the PPP loan in whole or in part.

The Master Agreement substantially restricts the Company’s ability to incur additional indebtedness during the terms of the Term Loan, the Revolver Facility, and the Convertible Promissory Note. On September 30, 2020, the balances on the Term Loan and the Convertible Promissory Note were $500 and $2,000, respectively, the balance on the Revolver Facility was $1,541 and the balance of the PPP loan was $952.

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under these agreements require that we maintain a minimum of $1 million in total of certain assets of which at least $500 must be in cash, cash equivalents, and certain investments, with the balance being composed of certain inventory and receivables, and that we not have the acceleration of any debt maturity having a principal amount of more than $10 million, in order to avoid triggering the customer’s potential right to transfer certain technology and equipment to that customer at a contractually-defined price. We had approximately $1,134 in cash on September 30, 2020. This supply agreement and its covenants are more fully described in Note 11, and our credit facilities are more fully described in Note 7, to our Financial Statements in Part I, Item 1 of this Form 10-Q.

We believe that cash from operations and cash on hand, in addition to unused borrowing capacity, should be adequate to fund our operating plans through 2020. Given our expected growth in our Solésence® business, we are monitoring the temporary working capital demands that this could create, with timing being the most critical variable. Our actual future capital requirements in 2020 and beyond will depend on many factors, including customer acceptance of our current and potential advanced materials, applications and product, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, the costs necessary to increase and expand our manufacturing capabilities and to market and sell our advanced materials, applications and products, and the impacts of the Covid-19 pandemic and related reactions and policies if those impacts do not substantially improve in 2021 and continuing thereafter.

Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, we expect that capital spending relating to currently known capital needs for the remainder of 2020 will be between $250 and $500, and we could enter into one or more financing leases to finance these acquisitions, subject to the provisions of our Loan Agreement with Libertyville and our Master Agreement relating to our business loans with Beachcorp, LLC. If the Company’s demand from customers is significantly lower than expected prior to the commencement of the Covid-19 Pandemic, if those projects are delayed or ultimately prove unsuccessful, or if we fail to obtain financing on terms acceptable to us, we would expect our capital spending to be below the lower end of that range. Similarly, substantial success in business development projects may cause the actual capital investment for the remainder of 2020 to exceed the top of this range.

Should events arise that make it appropriate for us to seek additional financing, such additional financing may not be available on acceptable terms or even at all, and any such additional financing could be dilutive to our stockholders. Such financing could be necessitated by such things as the loss of one or more existing customers; a significant decrease in revenue from one or more of our customers; temporary working capital demands resulting from our expected growth in our Solésence® business that we cannot fund with existing capital; currently unknown capital requirements in light of the factors described above; new regulatory requirements that are outside our control; the need to meet previously discussed cash requirements to avoid a triggering event under our BASF agreement; the continuation of the Covid-19 pandemic and related reactions and policies after the fourth quarter of 2020; or various other circumstances coming to pass that we currently do not anticipate. The failure to have access to sufficient capital to fund our business plans may result in a curtailment or other change in those plans, and under such circumstances, may raise doubt as to our ability to continue as a going concern.

On September 30, 2020, we had a net operating loss carryforward of approximately $77 million for income tax purposes. Because we may have experienced "ownership changes" within the meaning of the U.S. Internal Revenue Code in connection with our various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the Internal Revenue Code. If not utilized, the carryforward will expire at various dates between January 1, 2020 and December 31, 2036. Under recent changes in the Internal Revenue Code, losses incurred after January 1, 2018 carry forward indefinitely. As a result of the annual limitation and uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that a substantial portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities. Changes in Illinois state law that began in 2011 will impact net loss carryforward duration and utilization on the state tax level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1	Second Amendment to Business Loan Agreement, dated September 16, 2020, between the Company and Beachcorp, LLC, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed September 22, 2020.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101	The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Shareholders Equity, (4) the Statements of Cash Flows, and (5) the Notes to Unaudited Consolidated Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: November 16, 2020	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer
(principal executive officer, and principal financial officer)