Form 10-K
period 2020-12-31
NANOPHASE TECHNOLOGIES Corp
filed 2021-03-26
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based upon the last reported sale price of the registrant’s common stock on June 30, 2020 was $6,570,611 as of such date.

The number of shares outstanding of the registrant’s common stock, par value $.01, as of March 26, 2021 was 38, 221,292.

DOCUMENTS INCORPORATED BY REFERENCE

None.

 PART I

Item 1. General

Company Background

Nanophase Technologies Corporation (“Nanophase,” “Company,” “we,” “our,” or “us”), along with its wholly owned subsidiary, Solésence, LLC (our “Solésence subsidiary”), is a leading innovator in minerals-based and scientifically-driven health care solutions across beauty and life science categories, protecting skin from environmental aggressors and aiding in medical diagnostics. Skin health and medical diagnostics combined currently make up the great majority of our business and drive our forward growth strategy, with additional revenue being generated from other legacy advanced materials applications. The Company was incorporated in Illinois on November 25, 1989 and became a Delaware corporation during November 1997. Our common stock trades on the OTCQB marketplace under the symbol NANX. We have development and application laboratories and manufacturing capacity in two locations in the Chicago, Illinois, area.

Leveraging a platform of integrated patented and proprietary technologies, we create products with unique performance to enhance consumers’ health and well-being. We offer soup-to-nuts production, from engineered materials, formulation development, and finished product development to commercial manufacturing and packaging capabilities. Our expertise in materials engineering allows us to effectively coat and disperse materials on a nano and “non-nano” scale for use in a variety of markets in skin health, including for use in sunscreens as Active Pharmaceutical Ingredients (“APIs”) and as fully developed prestige skin care products, marketed and sold through our Solésence beauty science subsidiary. We believe that we have developed technological advantages with respect to our APIs sold for use as ingredients, while our Solésence beauty science technologies lead to enhanced efficacy in our finished products.

We have seen current conditions significantly increase demand for our medical diagnostics materials. Polymerase Chain Reaction (“PCR”) testing for various viruses, most notably SARS-CoV-2 (“COVID-19”), has become a critical use of our technology in the life science space. While we cannot predict whether the increased demand for our medical diagnostic materials used in COVID-19 testing will continue, we believe that our deep expertise in materials science has created advantages that enable performance in certain tests that may not be achievable through other materials. Outside of life science, we continue to sell advanced materials for use in legacy applications, all of which, along with medical diagnostics, currently fall into the advanced materials product category.

Given our technological position, in addition to the historical market acceptance of our APIs for use in skin health products and sunscreens, rapidly growing sales for our suite of Solésence® finished products, and growing use of our diagnostic materials in aiding the fight to curb the spread of COVID-19 and other viruses, we have reoriented our Company strategy. We are seeing unprecedented demand in both beauty science and life science areas. The markets for both have shown an appetite for what we are producing, and management believes that this growth is happening now due to a confluence of our technology, market conditions that favor what we produce, and our expanded expertise in these areas.

Nanophase, and Solésence, is now focusing our combined business-, ingredient-, and product-development capabilities on products with unique performance that enhance consumers’ wellbeing through beauty science and life science applications — in skin health and medical diagnostics, respectively. While we will continue to produce and sell materials to our other advanced materials customers, it is not our strategic focus. We may develop additional technologies, or find unique applications outside of our core markets in the future,  but to maximize the use of our resources today, we plan on expanding efforts in areas where we have proven we can deliver innovation and growth.

Solésence Beauty Science Business

Solésence beauty science has eclipsed our personal care ingredients business in terms of revenue volume in 2020.  We also expect that Solésence offers the greatest growth potential of any group of products in any markets in the Company’s history.  Our volumes are continuing to grow, limited mainly by our ability to produce enough product to satisfy demand.  We expect our Solésence volume, based on 2021 shipments and customer orders in-hand, to exceed full year 2020 volume in the first half of 2021.  We are prioritizing capital investment in this business to allow for continued, profitable growth.

During 2015 we were granted a patent on a new type of particle surface treatment (coating) — now called Active Stress Defense™ Technology — which has become the cornerstone of our new product development in our Solésence business, with first revenue recognized during 2017. We now offer a suite of three technologies under our Active Stress Defense™ platform, each of which offers a distinct market advantage. We continue to develop and expand our in-house formulating capability, through which we have created, and now sold, more than 100 SKUs of fully formulated finished cosmetics products in markets focused on skin health, with the majority in prestige beauty. Products developed and sold by our Solésence subsidiary are all produced under the requirements of current Good Manufacturing Standards (“cGMP”), as enforced by the U.S. Food and Drug Administration (“FDA”), which enables us to leverage the expertise we developed in the manufacture of personal care ingredients. Although our Solésence products are fully formulated for consumer use, we do not sell directly to consumers or distribute products to consumers under the Solésence® brand through intermediaries or resellers. Instead, we sell our Solésence® products to brand partners as market-ready products, as customized white label products, or as custom-developed products, in each case, for sale or distribution to consumers under our customers’ brand names.

Advanced Materials Business

Our second line of business has been the manufacture and sale of advanced nanoparticle materials, including a material used in life science applications to enhance the performance of PCR test methods. Given the high level of demand for our medical diagnostics material, this now overwhelmingly composes the majority of our advanced materials business. We continue to service other profitable markets where we have had a degree of success in the past — including applications in food packaging, coatings and optical polishing -— but our strategic focus and related future development is in the area of life science and any related applications that may be created as we work to develop future materials to satisfy this growing area.

Personal Care Ingredients Business

Historically, our largest line of business has been the manufacture and sale of APIs in the skin health and sun care markets.  We manufacture and supply hundreds of metric tons of surface engineered zinc oxide and titanium dioxide to our customers annually, and these are used by major global consumer products companies for sunscreens and skin health-focused personal care products. We produce these products using proprietary coating and dispersion technologies that comply with the requirements of cGMP and are classified as Active Pharmaceutical Ingredients, or APIs, by the FDA.

Sources and Availability of Raw Materials

Most of the raw materials we use are readily commercially available. In some cases, we rely on sole-source processors of materials that utilize an array of worldwide sources for the raw materials that they process to our specifications. However, certain raw materials that we deal with have a very limited supply, such as cerium oxide, classified as “Rare Earth elements,” for use in surface finishing technologies (polishing) applications, as well as the very high purity zinc that we use in personal care applications. Although we currently believe we have developed adequate commercial relationships to supply the necessary raw materials for our business which are not readily commercially available, our business is subject to the pricing and availability of certain raw materials.

Some of the raw materials that are critical to the production of our products and parts that are critical to the operation of our equipment are sourced from single suppliers, suppliers from China and Korea, and in some cases, a single supplier from China. In December 2019, a novel strain of coronavirus (SARS-CoV-2) emerged in Wuhan, Hubei Province, China, which has subsequently been announced by the World Health Organization to be causing a global pandemic (COVID-19).   Although operations of our third-party suppliers were disrupted to a certain extent in 2020 from the pandemic, particularly related to receiving packaging for our Solésence products on a timely basis, by early 2021, we are seeing less impact from COVID-19 on our suppliers.  However, we could be disrupted by conditions unrelated to our business operations or that are beyond our control, including but not limited to international trade restrictions and conditions related to COVID-19 or other epidemics. We typically maintain no less than one month’s supply of raw materials and parts that are sourced from sole suppliers and make efforts to identify additional suppliers who may be able to provide such raw materials or parts.

Markets and Distribution

Solésence Beauty Science Business

We develop and manufacture beauty products for our brand partners on a global basis. These products are fully-formulated solutions built around proprietary Solésence technology. This represents a move downstream from our previous position — one of providing ingredients to manufacturers — to offering finished products that we believe offer a clear and distinct market advantage. With our first Solésence beauty science product revenue recognized during 2017, we had our first material amounts of Solésence product revenue in 2018, and we expect these sales to expand further in 2021. We expect our Solésence beauty science business to enhance both our degree of control of the business development cycle, and to further enable our ability to grow rapidly.

Advanced Materials Business

Our technologies for engineering and manufacturing life science materials and other nanomaterials, and our understanding of how to make nano- and other advanced materials exhibit desirable performance characteristics in various media, have resulted in commercial materials solutions that we believe offer superior performance in many applications. Medical diagnostics, which we view as being a life science application, was the largest market for our materials in 2020, and we expect this to be true for the foreseeable future. This is our key area of focus in advanced materials in terms of new business development.  Our legacy markets for advanced materials include architectural coatings, surface treatment (polishing), plastics additives, textiles applications, and others. As advanced materials markets continue to develop and grow, we believe that customers’ preferred delivery formats will often be dispersed and/or coated nanomaterials for life science applications. We believe we are well-positioned with our platform of integrated commercial nanomaterial technologies to respond to this demand, although outside of life science areas, we are currently not actively developing new business in this area.

Personal Care Ingredients Business

In addition to serving customers in diverse markets and geographic locations, we will continue to devote significant resources to maintaining and growing our relationship with BASF Corporation (“BASF”), the largest customer in our personal care ingredients line of business. This has been a successful relationship that we expect will contribute to our future growth. BASF, which describes itself as the world’s leading chemical company with annual revenue of approximately $68 billion.  BASF is a “globally leading supplier of sustainable high-performance ingredients for the personal care industry,” with recognized brands, significant revenue, and a broad sales network. We have a long-term exclusive relationship with BASF, primarily to provide zinc oxide-based products to be used in personal care cosmetics, with sunscreens and daily wear products being the dominant applications.

Research and Development

Most of our research and development over the past few years has been directly related to Solésence beauty science product and personal care ingredient applications development. In 2020, we increased development of our  medical diagnostics materials as market demand has radically expanded.  We endeavor to either meet specific customer needs or to develop applications solutions to address unmet needs in a particular market where we believe our materials will offer a distinct performance advantage. Our efforts in research and development, cosmetic formulating, process engineering and advanced engineering groups are focused in three major areas: 1) application development for our products; 2) creating or obtaining additional core materials technologies and/or materials that have the capability to serve multiple beauty or life science markets; and 3) continuing to improve our core technologies to improve manufacturing operations and reduce costs.

Our total research and development expense, which includes all expenses relating to our technology and advanced engineering groups, during the years ended December 31, 2020 and 2019, was $1.6 million and $1.9 million, respectively. This represents our share of these expenses only and does not take into account amounts spent by any of our customers in support of new product development. Our future success will depend in large part upon our ability to develop products which bring a high degree of value to our customers’ products. Through the three-year period ended December 31, 2020, we had cumulative research and development expenses of approximately $5.5 million and cumulative expenditures on equipment and leasehold improvements of approximately $0.3 million.

Competitive Advantage

In our Solésence beauty science business, our Active Stress Defense ™ platform of proprietary technologies offers unique performance-related and aesthetic advantages in environmental protection skin health products, including in UVA/UVB, pollution and HEV (blue) light protection. By combining our proprietary dispersion capabilities and formulation know-how, our Solésence products enable our brand partners to expand the range products within skin care and color cosmetics categories that can include sun protection, and their products consequently fill a unique market segment which drives the growing demand for our Solésence products.

In our advanced materials business, we have created an integrated platform of commercial nanomaterial technologies that are patented, patent-pending or proprietary, and result in products that see end use in a variety of applications, including use in enhancing the performance of PCR testing for various viruses, including COVID-19. These technologies revolve around our two distinct manufacturing process (PVS – Plasma Vapor Synthesis and NAS – NanoArc® Synthesis) and are designed to deliver nano- and advanced-materials solutions for a targeted market or a specific customer application. Our platform provides flexibility and capability to engineer nanomaterials that meet a customer’s performance requirements and delivers our nanomaterial solutions in a readily usable format. Our technologies are scalable and robust, having allowed us to produce up to several hundred metric tons in this segment annually.

In our personal care ingredients business, we believe that targeted collaborations with our long-standing customers in the ingredients space will enable them to have a competitive advantage which will sustain and/or grow their market share in the sunscreen API market. Both the Solesence® beauty science business and the personal care ingredients business have been positively impacted by the growing interest among consumers for mineral-based sunscreens, which management sees as a validation of the Company strategy.

Manufacturing Operations

We have manufacturing capacity based in two locations in the Chicago area. At each of these facilities, we are able to develop and supply engineered materials and bulk finished goods in quantities ranging from grams to metric tons. Our facilities are registered under the ISO 9001, American National Standard, Quality Management System Requirements, and ISO 14001, American National Standard, Environmental Management System Requirements.  We are compliant with cGMP for products under U.S. Food and Drug Administration (“FDA”) regulation, applying to the manufacture of APIs and OTC Finished Dosage Form materials (primarily used in sun protection). We have registered some of the chemicals we ship to customers in Europe pursuant to the European Chemical Agency’s regulations issued to date pertaining to Registration Evaluation and Authorization of Chemicals (“REACH”). Currently, we have registered Zinc Oxide, Aluminum Oxide, Iron Oxide and Octyltrimethoxysilane under REACH.

Our operations employ a cellular, team-based manufacturing approach, where workers operate in work “cells,” under a lean manufacturing environment to continuously advance and improve production capabilities. We have also developed a highly flexible workforce that has been cross trained to allow it to be employed broadly across our manufacturing processes. Beginning in late 2019, we also began to employ a significant number of temporary operators to assist us in supporting the production of our Solésence products.  Our manufacturing approach, targeted engineering actions, and capital investment have resulted in continuing process innovations and improvements that have reduced the variable manufacturing cost significantly over the past several years, while increasing our capacity to meet demand.

We are committed to a Lean Six Sigma manufacturing approach, to the extent possible given a certain measure of irregular demand, where we are able to reduce excess labor and manage the lowest practical inventory and supply levels in order to minimize working capital demands. This approach complements two of our major operational goals - (1) to increase output without adding unnecessarily to existing equipment and (2) to continually reduce production costs while consistently producing high quality products.

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

As of the date of this filing, we own 9 U.S. patents and 5 pending U.S. patent applications. We also own 37 foreign patents and patent applications consisting of 30 issued or allowed foreign patents and 7 pending foreign patent applications. All of the pending and owned foreign patents are counterparts to domestic filings covering our platform of nanotechnologies and surface treatments.

Competition

Within each of our targeted markets and product applications, we face potential competition from contract manufacturers and developers, advanced materials and chemical companies, and suppliers of traditional materials. In many markets, the actual or potential competitors are larger and more diversified than we are; however, we believe we focus on market segments and opportunities where our materials and related technologies are superior to those of our competitors, often due to our ability to produce highly engineered ingredients to meet specific performance requirements, develop advanced material solutions for customers’ specific applications, and in the case of Solésence, finished products that impart the benefits of minerals-based products with superior tactile and visual characteristics.

With respect to traditional suppliers, we may compete against lower priced traditional materials for certain customer applications. In some product or process applications the benefits of using advanced materials do not always justify a process change or outweigh their frequently higher costs.

We believe that our material technologies and manufacturing platforms are strong. We believe we are well-positioned with our platform of integrated commercial materials technologies and track record of technology improvement and evolution.

In addition to competition in the advanced materials and related markets, our Solésence subsidiary faces competition from a wide variety of offerings in the field of skin care. Our Solésence products compete with existing solutions as well as new solutions from various sources, including other product developers who seek to serve skin care brands and integrated brands who also manufacture their own products in-house, and we must differentiate their value proposition in order to gain traction in this marketplace. We believe that our Solésence technology, coupled with our expanding product formulations capability, will allow us to become a competitive player in this market on a sustainable basis.

Governmental Regulations, Including Climate Change

The manufacture and use of certain of the products that contain Active Pharmaceutical Ingredients are subject to governmental regulations. As a result, we are required to adhere to the cGMP requirements of the FDA and similar regulations that include testing, control and documentation requirements enforced by periodic inspections. We also comply with the European Chemical Agency’s regulations issued to date pertaining to the chemicals we have registered under REACH.

We are committed to environmental health and safety (“EH&S”). We believe we comply with all applicable exposure limit standards issued by the United States Department of Labor’s Occupational Health and Safety Administration (“OSHA”). Because nanotechnology remains an emerging and evolving science, there are no currently accepted standards, measurements or personal protective equipment available that are specific to nanoparticle safety. Accordingly, we rely on general chemical safety and process safety practices to identify safe personal protective equipment and appropriate handling protocols. We believe that we have taken a leadership position on EH&S in our operations and have internal and external review and monitoring of our practices.

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

Employees

On December 31, 2020, we had a total of 54 full-time employees, 6 of whom hold advanced degrees. Additionally, we have a number of temporary, and temporary-to-permanent employees, typically 10 to 25 on a rotating basis, and a number of contractors with specific industry experience that have become a part of our talent pool. We have no collective bargaining agreements and believe that we have a strong relationship with our employees, whom management believes represent the strength of our Company.

Backlog

We do not believe that a backlog as of any particular date is indicative of future results. Our sales are primarily pursuant to purchase orders for delivery of our Solésence formulated products, personal care ingredients, and advanced materials. We have some agreements that give customers the right to purchase a specific quantity of ingredients during a specified time period. These agreements, however, do not obligate the customers to purchase any minimum quantity of such ingredients. The quantities actually purchased by the customer, as well as the shipment schedules, are frequently revised during the agreement term to reflect changes in the customer’s needs. For these reasons we do not believe that such agreements are meaningful for determining backlog amounts.

Business Segment and Geographical Information

Our operations comprise a single business segment and all of our long-lived assets are located within the United States. See Note 14 to the accompanying Financial Statements for additional information.

Key Customers

A limited number of key customers account for a substantial portion of our commercial revenue, and aside from our largest customer, and our medical diagnostics customer, we are seeing the composition of these key customers change with the growth we are experiencing within our Solésence subsidiary, which had more revenue on a combined basis than either of our two largest customers.  For 2020, total Solésence revenue amounted to $6.7M or 39% of total revenue compared to $1.9M, or 15% for 2019.  In particular, revenue from four customers - our largest customer in personal care applications (BASF), our medical diagnostics application customer, and two of our Solésence customers- constituted approximately 30%, 20%, 14% and 11%, respectively, of our 2020 total revenue.

As our Solésence products continue to represent more of our total revenues, we expect to see a number of smaller (sub-10% of revenue) customers represent a more significant portion of our total revenue, as we have begun to see for 2020. Many of our customers are significantly larger than we are and, therefore, may be able to exert a high degree of influence over us. While our agreements with BASF are long-term agreements, they may be terminated by BASF under certain circumstances with reasonable notice and do not provide any guarantees that BASF will buy our products. The loss of one of our largest customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition. To reduce the impact of having a high concentration of sales to a limited number of customers, we have aggressively pursued new customers through our market focused business model, and particularly through our Solésence subsidiary. To the extent we are successful in adding a large number of customers through this model and maintaining or expanding our existing partners, we believe we will be able to best manage the risks associated with customer concentration.

Forward-Looking Statements

We want to provide investors with more meaningful and useful information. As a result, this Annual Report on Form 10-K (the “Form 10-K”) contains certain “forward-looking statements”, as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements reflect our current expectations of the future results of our operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2021 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: our ability to be consistently profitable despite the losses we have incurred since our incorporation; a decision by a customer to cancel a purchase order or supply agreement in light of our dependence on a limited number of key customers; the terms of our supply agreements with BASF which could trigger a requirement to transfer technology and/or sell equipment to that customer; our potential inability to obtain working capital when needed on acceptable terms or at all; our ability to obtain materials at costs we can pass through to our customers, including Rare Earth elements, specifically cerium oxide, as well as high purity zinc; uncertain demand for, and acceptance of, our Solésence products, and our advanced materials; our manufacturing capacity and product mix flexibility in light of customer demand; our limited marketing experience, including with our suite of Solésence products; changes in development and distribution relationships; the impact of competitive products and technologies; our dependence on patents and protection of proprietary information; our ability to maintain an appropriate electronic trading venue for our securities; the impact of any potential new governmental regulations, especially any new governmental regulations focusing on the processing, handling, storage or sale of nanomaterials, that could be difficult to respond to or costly to comply with; business interruptions due to unexpected events or public health crises, including viral pandemics such as COVID-19; and the resolution of litigation or other legal proceedings in which we may become involved. In addition, our forward-looking statements could be affected by general industry and market conditions and growth rates. Readers of this Form 10-K should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

The Romeoville facility houses our headquarters, advanced engineering, manufacturing (including nanoparticle coating, nanoparticle dispersion and pilot-scale manufacturing), filling and assembly of our  Solésence® products, and research and development with three applications development and formulating laboratories. The Romeoville facility has a quality control laboratory designed for the dual purposes of validating operations to cGMP and ISO standards and production process control. This laboratory is equipped to handle many routine analytical and in-process techniques that are currently required. All Romeoville manufacturing processes are registered under ISO 9001 and ISO 14001, and we believe that the particle coating processes used for our ingredients and fully formulated sunscreens and cosmetic products for personal care are in compliance with the cGMP requirements of the FDA.

We lease our Romeoville and Burr Ridge facilities. During October 2016 we entered into an amendment to our Industrial Lease Agreement for the facility in Romeoville, Illinois, which, among other things, extended the term of such lease through December 31, 2024. On March 14, 2017, we entered into a new Building Lease for the Burr Ridge facility that began in September 2017 and will end during September 2021, with our option to further extend this lease by three additional one-year periods. We have exercised the first lease extension for the Burr Ridge facility in February, 2021.  On August 6, 2019 we entered into a new warehouse lease for a different property in Romeoville that began in September 2019 and will end in September 2022, with our option to extend this lease for one additional year.

We believe that our leased facilities provide sufficient capacity to fulfill current known customer demand as well as allow for the creation of substantial additional space to enable expansion of key production processes. We believe additional facilities could be obtained in the area at competitive prices, if necessary, to support growth. We believe that our capital expenditures made in 2020, and projected for 2021, will support currently anticipated demand from existing and expected customers through 2021. Our actual future capacity requirements will depend on many factors, including new and potential customer acceptance of our current and potential engineered materials, applications and products, both expected and currently unplanned growth from existing customers, continued progress in our research and development activities and product testing programs and the magnitude of these activities and programs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information; Holders; Dividends

Our common stock is traded under the symbol “NANX” on the OTCQB marketplace, operated by OTC Markets Group. The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock on the OTCQB marketplace:

	High	Low
Fiscal year ended December 31, 2020:
First Quarter	$0.49	$0.21
Second Quarter	0.56	0.17
Third Quarter	0.65	0.32
Fourth Quarter	0.95	0.55
Fiscal year ended December 31, 2019:
First Quarter	$0.80	$0.30
Second Quarter	0.69	0.43
Third Quarter	0.54	0.26
Fourth Quarter	0.59	0.25

On March 25, 2021, the last reported sale price of our common stock was $1.19 per share, and there were 116 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently anticipate paying any cash dividends or other distributions on our common stock in the foreseeable future. We intend instead to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors deemed relevant by our Board of Directors. Our Business Loan Agreements with Beachcorp, LLC (“Beachcorp”), and Libertyville Bank and Trust Company (“Libertyville”), dated as of November 19, 2018, and April 4, 2020, respectively, requires us to obtain the written consent of the lender prior to paying any cash dividends on our common stock.

Item 6. Selected Financial Data

Not required for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with risks discussed in the financial statements and related notes thereto appearing elsewhere in this Form 10-K. When used in the following discussions, the words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and contingencies that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. See the “Forward Looking Statements” section in Part 1, Item 1, of this Form 10-K.

Overview

Nanophase is a skin health focused company whose primary products are fully developed prestige skin care formulations, marketed and sold through our Solésence subsidiary, enabled by our proprietary Active Pharmaceutical Ingredients (“APIs”) which are also marketed as APIs for sale to manufacturers of other types of skin health products, including sunscreens and daily care products.  In terms of the balance of our life sciences focus, we have seen current conditions significantly increase demand for our medical diagnostics ingredients, which are used in testing for various viruses, most notably COVID-19.  Additionally, we continue to sell products in markets for architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, and surface finishing technologies (polishing) applications— all of which, along with medical diagnostics, currently fall into the advanced materials product category.

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

Results of Operations

Years Ended December 31, 2020 and 2019

Total revenue increased to $17,123,000 in 2020, compared to $12,509,000 in 2019. A substantial majority of our revenue for each year is from our largest customers, in particular, sales to our largest customer in skin care and sunscreen applications, medical diagnostics, and now finished skin health products marketed through our Solésence subsidiary. Product revenue, the primary component of our total revenue, increased to $16,422,000 in 2020, compared to $11,852,000 in 2019. This increase was due to rapid growth in the adoption of our Solésence® products and our medical diagnostics materials, offset by a decrease in revenue from our largest customer in our personal care ingredients business.

Current Significant Customers

	2020	2019
Largest Personal Care Customer	30%	63%
Medical Diagnostics Customer	20%	7%
Solésence Customer - 2	14%	0%
Solésence Customer - 1	11%	8%
Significant Customer Total	75%	78%

Other revenue increased to $701,000 in 2020, compared to $657,000 in 2019.  This increase primarily related to development fees recognized for the Company’s work on behalf of two customers relating to new personal care ingredients, as well as reimbursement for testing costs from Solésence customers incurred during product development.  Other revenue also includes customer-paid shipping charges, and any other customer-paid development projects.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $11,133,000 in 2020, compared to $9,893,000 in 2019. The increase in cost of revenue was primarily driven by the increases in product revenue volume, along with a degree of manufacturing inefficiencies relating to several new customer start-up campaigns for our Solésence products. Our annual gross margin increased by approximately 14% when compared to that of the prior year. We expect to continue new materials development and dispersion technologies for personal care applications and for our formulated Solésence products during 2021 and beyond. At current revenue levels we have generated a positive gross margin, though margins can be impeded by the cyclicality of our demand, often leading to the Company not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support higher levels of revenue volume. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to continue to cut costs and pass commodity market-driven raw materials increases on to customers, and the speed and efficiency with which we are able to scale up production for our Solésence products. We expect that, as product revenue volume increases, our fixed manufacturing costs will be more efficiently absorbed, which should lead to increased margins as we grow. We expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets, but may or may not realize absolute dollar gross margin growth through 2021 and beyond, dependent upon the factors discussed above.

Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with the development or acquisition of new finished product formulations for skin care, new product applications for our skin care ingredients, advancement of our medical diagnostics ingredient knowledge,  and the cost of enhancing our manufacturing processes. As an example, we are currently focusing the bulk of our resources on developing new product formulations, and related new technologies, as we expand marketing and sales efforts relating to our Solésence products. This work has led to several new products and additional potential new products. Our efforts in research and development, cosmetic formulating, process engineering and advanced engineering groups are focused in three major areas: 1) application development for our products; 2) creating or obtaining additional core materials technologies and/or materials that have the capability to serve multiple skin health-related markets; and 3) continuing to improve our core technologies to improve manufacturing operations and reduce costs.

Research and development expense decreased to $1,571,000 in 2020, compared to $1,870,000 in 2019. The primary reasons for this decrease were reductions in outside testing, salaries and consulting, and materials charges associated with the development and launch of our Solésence line of personal care products and related capabilities. We increased patent legal spending in 2020, in keeping with our strategy to expand our intellectual property position to protect our unique skin health technology. We expect expenses for research and development  to potentially be 30% to 40% higher in 2021, depending on both growth in our Solésence line of products, and the success we have in developing other products in key focus areas.

Selling, general and administrative expense decreased to $2,934,000 in 2020, compared to $3,542,000 in 2019. The net decrease was primarily attributed to a reduction in headcount, severance charges, business travel, and a reduction in booth presence at exhibitions and tradeshows. We expect 2021 expenses in this area to be higher, potentially as much as 20% to 35% if growth continues as planned.  We will be augmenting our selling and marketing efforts, and parts of our administrative functions, including related staffing additions.  The extent to which this increase occurs will be dependent upon growth.

Interest expense was $496,000 in 2020, compared to $210,000 in 2019, due mainly to the impact of our revolving line of credit for working capital funding, cash, and discount-related interest expense on our $2,000,000 Convertible Note, and finance leases and term loans supporting some of our equipment.

Inflation

We believe inflation has not had a material effect on our operations or financial position. However, supplier price increases and wage and benefit inflation, both of which represent a significant component of our costs of operations, may have a material effect on our operations and financial position in 2021 and beyond if we are unable to pass through any increases under present contracts or through to our markets in general.

Liquidity and Capital Resources

Our cash amounted to $957,000 as of December 31, 2020, compared to $1,194,000 as of December 31, 2019. The cash used in operating activities for the year ended December 31, 2020 was $2,061,000 compared to $2,776,000 used for the year ended December 31, 2019. This was mainly due to the Company generating $989,000 in net income compared to a $3,006,000 net loss year over year, offset by  an increase in inventories and accounts receivable to accommodate revenue growth in 2020. Net cash used in investing activities amounted to $878,000 for the year ended December 31, 2020, compared to $740,000 for the year ended December 31, 2019. Cash capital expenditures amounted to approximately $878,000 and $740,000 for the years ended December 31, 2020 and 2019, respectively. We did not dispose of or sell any assets during 2020, and disposed of a fixed asset in 2019, incurring a $15,000 loss.

Net cash provided by financing activities was $2,702,000 in 2020, compared to $3,365,000 in 2019. On April 17, 2020, we received a loan of $952,000 from the Libertyville Bank and Trust Company (“Libertyville”) under the Paycheck Protection Program (the “PPP”).  On May 13, 2019, we sold 4,189,000 shares of our common stock to our largest investor for $1,677,000 in proceeds, and had no such sales during 2020. On November 20, 2019, we closed on a Convertible Note from the Company with our largest investor, resulting in $2,000,000 in proceeds. The primary use of these funds has been to fund growth, to support the Company’s expanding working capital needs, and to fund capital equipment. No selling commission or other remuneration was paid in connection with any of these transactions.

The Company has a business loan agreement with Libertyville which had its revolving credit limit of $500,000, with certain limitations imposed on our ability to, among other things, incur additional indebtedness for borrowed money outside the ordinary course of business (like a finance lease, receivables factoring or a mortgage), sell, lease or use our assets as collateral for additional credit, pay cash dividends or engage in certain business transactions without Libertyville’s prior written consent. Outstanding borrowings were $500,000 on this line of credit as of December 31, 2020, and December 31, 2019. The maturity date for this Line of Credit Agreement, which has been renewed annually for a number of years, is now April 4, 2021.  During March 2019, we modified the substance of the Agreement to include the addition of language mirroring the requirements for holding $500,000 in inventory and other non-cash items that are discussed within the most recent amendment to the BASF supply agreement in lieu of cash.

On November 16, 2018, we entered into a Business Loan Agreement (the “Master Agreement”) with Beachcorp, LLC. The Master Agreement relates to two loan facilities, each evidenced by a separate promissory note dated as of November 16, 2018: a term loan to the Company of up to $500,000 to be disbursed in a single advance (the “Term Loan”) with a fixed annual interest rate of 8.25%, payable quarterly, accruing from the date of such advance and with principal due on December 31, 2020; and an asset-based revolving loan facility for the Company of up to $2,000,000 (the “Revolver Facility”), with floating interest accruing at the prime rate plus 3% (8.25% minimum) per year, with a borrowing base consisting of qualified accounts receivable of the Company, and with all principal and accrued interest due March 31, 2020, as amended. On March 23, 2020, the Company and Beachcorp, LLC executed the First Amendment to our Master Agreement that extends the maturities of both the Term Loan and the Revolver Facility to March 31, 2021. Effective September 8, 2020, the Company and Beachcorp, LLC executed the Second Amendment to our Master Agreement that expands the limit on the Revolver Facility from $2,000,000 to $2,750,000.  On December 23, 2020, the Company and Beachcorp, LLC executed the Third Amendment to our Master Agreement that expands the limit on the Revolver Facility from $2,750,000 to $4,000,000 and extends the maturities of both the Term Loan and the Revolver Facility to March 31, 2022.  The Term Loan and Revolver Facility are secured by all the unencumbered assets of the Company and subordinated to Libertyville’s secured interest under the New Business Loan Credit Agreement.

On May 13, 2019, we sold 4.2 million shares of our common stock to our largest investor for $1.7 million in proceeds and had no such sales during 2020. No selling commission or other remuneration was paid in connection with this transaction.

In November 2019, we entered in to a 2% Convertible Promissory Note in the original principal amount of $2,000,000. This note matures on May 15, 2024, and is payable to our investor at that time in cash, or through conversion of the rights to purchase up to 10,000,000 unregistered shares of the Company’s common stock at $0.20 per share. The conversion can be done in full or in part, and may be undertaken prior to the note’s maturity date. The Master Agreement substantially restricts the Company’s ability to incur additional indebtedness during the terms of the Term Loan, the Revolver Facility, and the Convertible Promissory Note. On December 31, 2020, the balances on the Term Loan and the Convertible Promissory Note were $500,000 and $2,000,000, respectively, and the balance on the Revolver Facility was $2,155,000.

On April 17, 2020, we received a loan of $952,000 from Libertyville under the PPP.  Under the PPP, the Company may apply for forgiveness of the amount due on the loan in an amount equal to the sum of the following costs incurred during the 24-week period beginning on the date of the first disbursement of the Loan: (a) payroll costs, (b) any payment of interest on a covered obligation (which shall not include any prepayment of or payment of principal on a covered mortgage obligation), (c) any payment on a covered rent obligation, and (d) any covered utility payment, calculated in accordance with the terms of the CARES Act. Although management believes that the Company expended the proceeds of the PPP loan principally for forgivable purposes under the CARES Act, no assurance can be provided that the Company will obtain forgiveness of the PPP loan in whole or in part.  The Company applied for PPP forgiveness during the first quarter of 2021.

For more information regarding the New Business Loan Agreement, see Note 4 to our Financial Statements referred to in Part II, Item 8 of this Annual Report on Form 10-K.

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under these agreements require that we maintain a minimum of $1,000,000 in certain current assets; which may be composed of no less than $500,000 cash, cash equivalents, and certain investments, no more than a combined $500,000 of certain related inventory, of which no more than $250,000 can be raw material, and certain receivables, and that we not have the acceleration of any debt maturity having a principal amount of more than $10 million, in order to avoid triggering the customer’s potential right to transfer certain technology and equipment to that customer at a contractually-defined price.  At December 31, 2020, we had approximately $950,000  in cash, and total availability under our revolving loans from Libertyville and Beachcorp, LLC of $621,000. This supply agreement and its covenants are more fully described in Note 13, and our line of credit is more fully described in Note 4, to our Financial Statements referred to in Part II, Item 8, of this Annual Report on Form 10-K.

We believe that cash from operations and cash on hand, in addition to unused borrowing capacity, may not be adequate to fund our operating plans through 2021.  We are working to reduce these risks, but some of this is dependent on several things over which we have limited control. We have seen an increase in sales of our Solésence products through 2020, which we expect to continue in 2021. If that does continue, we will require additional investment in working capital.  Given these issues, and other commercial realities, we are monitoring the additional working capital demands that this could create as we continue to execute on our Solésence growth strategy. The timing of cash flows is critical. If cash generated from operations is not materially consistent with our plans, we believe that we may need to seek additional funding to address working capital demands. This uncertainty has caused us to be unable to assert that, for the next twelve months, we have enough current cash and guaranteed access to financing to fund operations, and to continue with our current growth strategy in terms of investment in capital equipment and in operating expenses related to Solésence, without securing additional financing. We believe that we will be able to secure additional financing if needed, but we do not have any additional financing commitments in place as of today. However, we may not be able to secure additional financing in a timely manner under commercially reasonable terms, or at all. If we are unable to secure additional financing, the operations of the Company might need to be curtailed to a certain degree, and we would need to delay capital expenditures related to our Solésence growth strategy, which could impede growth in 2021 and 2022.

Our actual future capital requirements in 2021 and beyond will depend on many factors, including customer acceptance of our current and potential finished Solésence  products, APIs sold as ingredients in to the skin health markets, medical diagnostics ingredients, and other engineered materials, applications, and products, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell these products and ingredients. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, we expect that capital spending relating to currently known capital needs for 2021 will be between $1,200,000 and $1,800,000, to be funded by profit from operations, and our existing loans and lines of credit. If those projects are delayed or ultimately prove unsuccessful, or if we fail to be able to support the additional cost of funding them in the near term, we expect our capital expenditures may fall below the lower end of the range. Similarly, substantial success in business development projects may cause the actual 2021 capital investment to exceed the top of this range.

In the likely event that we will need to seek additional financing, such additional financing may not be available on acceptable terms or even at all, and any such additional financing could be dilutive to our shareholders. Such financing could be necessitated by such things as the loss of an existing customer; a significant decrease in revenue from one or more of our customers; temporary working capital demands resulting from our expected growth in our Solésence business that we cannot fund with existing capital; currently unknown capital requirements considering the factors described above; new regulatory requirements that are outside our control; the need to meet previously discussed cash requirements to avoid a triggering event under our BASF agreement; or various other circumstances coming to pass that we currently do not anticipate. The failure to have access to sufficient capital to fund our business plans may result in a curtailment or other change in those plans, and under such circumstances, this raises doubt as to our ability to continue as a going concern.

On December 31, 2020, we had a net operating loss carryforward of approximately $67 million for income tax purposes. Because the Company may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code (“IRC”) in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the IRC. If not utilized, $63 million of this loss carryforward will expire between 2021 and 2037. Given changes to the IRC, net operating loss carryforwards generated after January 1, 2018 do not expire, therefore, $5 million in net operating losses generated since January 1, 2018 do not expire.

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

As more fully described in Note 3 to our Financial Statements, referenced in Part II, Item 8 and set forth on page F-11 of this Form 10-K, during July 2014 we entered into a new bank-issued letter of credit and promissory note for up to $30,000 supporting our obligations under our facility lease agreement. This note expires July 2021. No borrowings have been incurred under this promissory note.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

The financial statements, with the report of independent auditors, listed in Item 15 appear on pages F-1 through F-20 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosures. It should be noted that in designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management necessarily was required to apply its judgment regarding the design of our disclosure controls and procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer (which roles are currently filled by the same person), concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment and those criteria, our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) (which roles are currently filled by the same person), believes that the Company maintained effective internal control over financial reporting as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting. The Company’s management, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

We intend to renew the Line of Credit Agreement, dated April 4, 2020, with Libertyville, our primary bank, on or before its expiration on April 4, 2021. Under the Line of Credit Agreement, Libertyville will provide a maximum of (i) $500,000 or (ii) two times the sum of (a) 75% of our eligible accounts receivables and (b) our cash deposited with Libertyville, whichever is less, of revolving credit to us, collateralized by a senior priority lien on our accounts receivable, inventory, equipment, general intangibles and fixtures. Interest is payable monthly on any advances at a floating interest rate of the prime rate at the time plus 1%. We must have $500,000 in cash, inclusive of the borrowed amount, at Libertyville on the date of any advance. Advances may only occur at the beginning or end of a fiscal quarter and must be repaid in full within five business days of the advance. Amounts due under the Line of Credit Agreement must be paid in full on April 4, 2021. While the Line of Credit Agreement is in effect, we cannot, among other things, engage in any business activities substantially different than those in which we are presently engaged, and there are limitations imposed on our ability to, among other things, incur additional indebtedness for borrowed money, including finance leases, sell, transfer, mortgage, assign, pledge, lease or grant a security interest in or encumber any of our assets, sell with recourse any of our accounts other than to Libertyville, cease operations, merge, transfer, acquire or consolidate with any other entity, change our name, dissolve or transfer or sell collateral outside the ordinary course of business, pay any cash dividends, loan, invest in or advance money or assets to any other person or entity, purchase, create or acquire any interest in any other entity, or incur any obligation as a surety or guarantor other than in the ordinary course of business, in each case without Libertyville’s prior written consent.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Set forth below is certain information regarding the directors of the Company.

Name	Age	Position with Company	Director Since	Term Expires	Class
R. Janet Whitmore	66	Chair of the Board of Directors	2003	2022	I
Laura M. Beres	37	Director	2020	2022	I
Richard W. Siegel, Ph.D.	83	Director	1989	2023	II

Jess A. Jankowski	55	President, Chief Executive Officer, Chief Financial Officer, and Director	2009	2021	III
George A. Vincent, III	76	Director	2007	2021	III

Ms. Whitmore joined the board in November 2003. She is a former director of Silverleaf Resorts, Inc., where she served as Chair of the Compensation Committee and as a member of the Audit Committee. She is also a former director of Epoch Biosciences, a supplier of proprietary products used to accelerate genomic analysis. Ms. Whitmore is Founder of Benton Consulting, LLC, which specializes in business development and processes. From 1976 through 1999, Ms. Whitmore held numerous engineering and finance positions at Mobil Corporation, including Mobil’s Chief Financial Analyst and Controller of Mobil’s Global Petrochemicals Division. Ms. Whitmore holds a B.S. degree in Chemical Engineering from Purdue University and an M.B.A. from Lewis University. We believe that Ms. Whitmore’s combination of global financial, engineering, and management expertise makes her a valuable member of our Board of Directors. Ms. Whitmore is the sister of Bradford T. Whitmore. Mr. Whitmore, together with his affiliates Grace Brothers, Ltd. and Grace Investments, Ltd., beneficially owned approximately 67% of the outstanding shares of our common stock as of March 26, 2021. He is also the manager of Beachcorp, LLC.  The Company has entered into loan agreements with both Beachcorp, LLC, and Mr. Whitmore.

Ms. Beres has served as a director of the Company since October, 2020. She has spent her career in corporate strategy and operations in retail and consumer industries, transforming programs and building new organizational and market-facing capabilities. Ms. Beres currently serves as Senior Director of  Strategic Portfolio Delivery at Ulta Beauty, where she leads the Conscious Beauty program, a holistic project that offers enhanced transparency and choice around clean ingredients and sustainability. Previously, she has worked at Deloitte Consulting, advising primarily on growth and transformation strategies in Consumer-Packaged Goods, with additional leadership roles in the CMO practice, developing and executing strategies on large global accounts. Ms. Beres started her career working in the financial services, focused on small and middle market companies, with responsibilities including commercial lending and credit evaluation, and credit transaction negotiation. She earned her M.B.A. from The University of Chicago Booth School of Business, and has a B.S. in Finance and B.A. in Oboe Performance from Butler University. Ms. Beres has also served on Associate and Auxiliary Boards for non-profit organizations in Chicago, as well as the Board of Directors for Chicago Youth Symphony Orchestras. We believe that Ms. Beres’ broad strategic experience in CPG, and specific experience with cosmetics, along with her strong financial background makes her a valuable member of our Board of Directors.

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

Mr. Jankowski joined the board in February 2009. He has served as the Company’s President and Chief Executive Officer since that time. He is currently serving as the Company’s Chief Financial Officer, in addition to his existing role. After joining the Company in 1995, Mr. Jankowski held offices including Vice President of Finance, Chief Financial Officer, Secretary, Treasurer and Controller. From 1990-1995 he served as Controller for two building and public works contractors in the Chicago area, during which time he had significant business development responsibilities. Mr. Jankowski holds a B.S. from Northern Illinois University and an M.B.A. from Loyola University. He served on the TechAmerica Midwest Board from 2008 to 2012 and was a past member of the TechAmerica Midwest CFO Committee. He was appointed to the Advisory Board of the Nanobusiness Commercialization Association in 2009. Mr. Jankowski was also appointed to the Romeoville Economic Development Commission and served from 2004 to 2010. He has also served on the advisory board of NITECH (Formerly WESTEC), an Illinois Technology Enterprise Center focusing on the commercialization of advanced manufacturing technologies from 2003 to 2008. From 2009 to 2018, Mr. Jankowski was appointed to the board of directors of the Northern Illinois Technology Foundation, an economic development and technology transfer entity that is part of Northern Illinois University. From 2011 to 2015, he served as a subject matter expert for the Invest Illinois Venture Fund. We believe that Mr. Jankowski’s long-term and intimate experience with Nanophase operations, the markets in which it competes, along with his financial and management expertise, makes him a valuable member of our Board of Directors.

Mr. Vincent has served as a director of the Company since November 2007. He is the retired Chairman and President of The HallStar Company, where he served as CEO for twenty years. HallStar is a chemical manufacturer and innovator specializing in materials science, marketing its products worldwide, primarily into the polymer and personal care industries. Prior to HallStar, Mr. Vincent held positions in purchasing, sales, commercial development and strategic planning with FMC Corporation (chemicals) and General Electric Company (chemicals and plastics). Mr. Vincent has served as Chairman of the Illinois Manufacturers’ Association (IMA) and the Chemical Industry Council of Illinois (CICI), as well as Director of the American Chemistry Council (ACC). Mr. Vincent serves on the Boards of several closely held companies in the chemicals and materials industry sector. Mr. Vincent holds a Bachelor of Arts degree in Chemistry from Dartmouth College and an M.B.A. degree from Harvard Business School. We believe that Mr. Vincent’s extensive experience in the chemicals industry and management leadership makes him a valuable member of our Board of Directors.

 Meetings of the Board and Committees During the year ended December 31, 2020, the Board of Directors (“BOD”) held ten meetings.  All directors attended all meetings of the BOD and related committee meetings in 2020.

Committees of the Board of Directors -- The Board of Directors has established an Audit and Finance Committee, Compensation Committee and Nominating and Corporate Governance Committee. Each operates in accordance with its charter (available on our website www.nanophase.com under the “Investor Relations” section). The current members of the Audit and Finance Committee are Ms. Whitmore (Chair),Ms. Beres, Dr. Siegel, and Mr. Vincent. The members of the Compensation Committee are Ms. Whitmore (Chair), Ms. Beres, Dr. Siegel, and Mr. Vincent. The members of the Nominating and Corporate Governance Committee are Ms. Whitmore (Chair), Ms. Beres, Dr. Siegel, and Mr. Vincent.

The Audit and Finance Committee generally has responsibility for retaining the Company’s independent public auditors, reviewing the plan and scope of the accountants’ annual audit, reviewing the Company’s internal control functions and financial management policies, reviewing and approving all related party transactions, and reporting to the Board of Directors regarding all of the foregoing. The Audit and Finance Committee held five meetings during 2020. The Board of Directors has determined that Mr. Vincent is an “audit committee financial expert” as described in applicable SEC rules.   The Board of Directors has not determined affirmatively that Ms. Whitmore is independent under the Nasdaq Stock Market rules, but such rules are inapplicable to the Company because the Company is no longer listed on Nasdaq.

The Compensation Committee generally has responsibility for establishing executive officer and key employee compensation, reviewing, and establishing the Company’s executive compensation, evaluating our Outside Director compensation, and reporting to the Board of Directors regarding the foregoing. The Compensation Committee also has responsibility for administering the 2019 Equity Compensation Plan (the “2019 Equity Plan”), determining the number of options, if any, to be granted to the Company’s employees and consultants pursuant to the 2019 Equity Plan, and reporting to the Board of Directors regarding the foregoing. Regarding most compensation matters, including executive compensation, our management provides recommendations to the Compensation Committee; however, the Compensation Committee does not delegate any of its functions to others in setting compensation. The Compensation Committee does not currently utilize external consultants in executive or director compensation matters. The Compensation Committee held five meetings during 2020. Each member of the Compensation Committee is a “non-employee director” as defined in Rule 16b-3 under the Exchange Act and is an “Outside Director” as defined by the regulations under Section 162(m) of the Internal Revenue Code.

The Nominating and Corporate Governance Committee generally has responsibility for evaluating and nominating candidates to serve on the Board of Directors, and for establishing and reviewing our Corporate Governance Principles. The Nominating and Corporate Governance Committee held eight meetings during 2020.

The Board of Directors considers its role in risk oversight to focus primarily on evaluating risk at the entity and strategic levels, with management primarily responsible for managing day-to-day risk factors and presenting summary materials for those positions to the Board of Directors. Consistent with this philosophy, the Board of Directors has no formal policy as to whether the roles of Chief Executive Officer and board Chair should be segregated or combined. The Board of Directors considers the circumstances of the Company and makes a determination as to the appropriate leadership structure for the Company at that time. As of the time of this filing, the positions of CEO and Board Chair are held by two individuals – Ms. Whitmore serves as Chair and Mr. Jankowski serves as CEO. Ms. Whitmore brings extensive experience in corporate leadership from her own working experience and from a number of boards on which she has served in the past, and Mr. Jankowski is expected to benefit from that experience. The Board of Directors believes this to be the most appropriate structure for the Company at this time. Under our Corporate Governance Principles, in the event that the Chair of the Board is not an Outside Director, the Board will elect a lead independent director, who will have the responsibility to schedule and prepare agendas for meetings of the Outside Directors, communicate with the CEO, disseminate information to the rest of the Board and raise issues with management on behalf of the Outside Directors when appropriate. The Board evaluates its leadership structure on an ongoing basis and may change it as circumstances warrant.

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

Name	Age	Position
Kevin Cureton	58	Chief Operating Officer

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation for each of our named executive officers in U.S. dollars for the years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Jess Jankowski	2020	$319,250	$—	$24,876	$—	$18,147	$362,273
Chief Executive Officer	2019	$319,250	$—	$6,768	$—	$18.073	$344,091
Kevin Cureton	2020	$247,500	$—	$24,876	$—	$11,846	$284,222
Chief Operating Officer	2019	$225,000	$—	$6,768	$—	$13,705	$245,473
Nancy Baldwin Vice President Human Resources and Investor Relations (5)	2019	$141,800	$—	$6,768	$—	$2,730	$151,298

(1)

Any amounts earned during 2020 and 2019 would typically have been paid in early 2021 and 2020, respectively. Bonus compensation is driven by Company performance against its goals as ultimately determined by the Compensation Committee of the Board of Directors (“Compensation Committee”). A set of Company-level objectives is created at the beginning of the year, focusing on total revenue, revenue growth, particular sources of revenue growth, business development achievements, cash flows and related targets, as well as a small discretionary component designed to capture items not specifically listed. Each measure has varying levels of achievement, which is reflected in the aggregate bonus measurement. The resulting bonus calculation is then applied to each individual’s bonus potential as a percentage of salary. Although the Solésence business achieved many critical milestones in 2020, the Compensation Committee felt that 2020 performance goals could not be judged properly until first quarter 2021 performance was complete.  For 2019, performance targets were not met and thus no bonus was awarded to any of the named executive officers for 2019.

(2)

The amounts in this column represent the aggregate grant date fair value of awards granted in 2020 and 2019 in accordance with FASB ASC Topic 718. See Note 11 of the notes to our financial statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining the FASB ASC Topic 718 values.

(3)	None.
(4)

The amounts in this column represent 401(k) match (total for executive officers of $4,305 during 2020 and $5,296 during 2019), and the value of the Company portion of the health and life insurance. Health insurance benefits are the same for all employees. Life insurance is provided to all employees in the amount of the employee’s annual base salary, capped at a maximum of $150,000.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding each unexercised option held by each of our named executive officers as of December 31, 2020.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
Jess Jankowski
	85,000	-0-		$1.26	05/02/21
	98,000	-0-		$0.30	08/07/22
	90,000	-0-		$0.42	02/14/23
	90,000	-0-		$0.52	02/13/24
	81,000	-0-		$0.44	02/18/25
	69,000	-0-		$0.42	02/23/26
	81,000	-0-		$0.68	02/21/27
	60,000	30,000	(1)	$0.82	05/23/28
	5,500	11,000	(2)	$0.51	05/22/29
	-0-	90,000	(3)	$0.45	06/18/30	—	—
Kevin Cureton
	52,000	-0-		$0.30	11/28/22
	48,000	-0-		$0.42	02/14/23
	75,000	-0-		$0.52	02/13/24
	50,000	-0-		$0.44	02/18/25
	43,500	-0-		$0.42	02/23/26
	50,000	-0-		$0.68	02/21/27
	53,333	26,667	(1)	$0.82	05/23/28
	5,500	11,000	(2)	$0.51	05/22/29
	-0-	90,000	(3)	$0.45	06/18/30	—	—

Nancy Baldwin
	31,000	-0-		$1.26	05/02/21
	41,000	-0-		$0.30	08/07/22
	39,000	-0-		$0.42	02/14/23
	40,000	-0-		$0.52	02/13/24
	36,000	-0-		$0.44	02/18/25
	31,500	-0-		$0.42	02/23/26
	36,000	-0-		$0.68	02/21/27
	26,666	13,334	(1)	$0.82	05/23/28
	5,500	11,000	(2)	$0.51	05/22/29	—	—

(1)	These grants expiring May 23, 2028 vest in three equal installments on May 23, 2019, 2020, and 2021.
(2)	These grants expiring May 22, 2029 vest in three equal installments on May 22, 2020, 2021, and 2022.
(3)	These grants expiring June 18, 2030 vest in three equal installments on June 18, 2021, 2022, and 2023.

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

Payments. The following table quantifies the estimated payments that would be made in each covered circumstance to the following named executive officers:

Name	Termination By Company Without Cause (1)(4)	Change In Control (2)(4)	Involuntary Termination In Connection With or Following a Change In Control (3)(4)
Jess Jankowski	$319,250	$40,640	$679,140
Kevin Cureton	$135,000	$40,540	$175,540

(1)

This amount represents the severance benefits that would be received under the executive officer’s employment agreement as described had the executive officer been terminated by the Company without cause on December 31, 2020, including the value of any stock options that would have accelerated in connection with such termination.

(2)

This amount represents an estimate of the value that would have been received under the 2019 Equity Compensation Plan had a change in control occurred as of December 31, 2020, and the executive officers benefited from an acceleration of vesting in the 2019 Equity Compensation Plan awards, as described above.

(3)

This amount represents an estimate of the payments and value (including acceleration of vesting of equity-based awards) that would have been received by the executive officers had the executive officers been terminated by the Company without cause on December 31, 2020 in connection with a change in control on this date.

(4)

In all three columns, for purposes of calculating the value of the acceleration of vesting of equity-based awards relating to a change in control on December 31, 2020, the closing price of our common stock as of December 31, 2020, was used. The amount represents the difference between the exercise price of any unvested options and $0.85.

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

In 2020, we paid quarterly compensation to the Chairman of the Board of Directors, for an annual total of $22,500. Two of our other Outside Directors, Dr. Siegel, and Mr. Vincent, were each paid quarterly compensation for an annual total of $16,500. Our newest Outside Director, Ms. Laura Beres, was paid the prorated amount of $3,179 relating to her service for part of the fourth quarter. This compensation was made solely for services performed by each in their capacities as directors.

During the second quarter of 2020, we granted our then Outside Directors stock options totaling 50,000 shares under the 2019 Equity Plan, as follows: the Chairman of the Board of Directors received stock options to purchase 20,000 shares of our common stock, while the other two of the then Outside Directors received stock options to purchase 15,000 shares of our common stock. Upon joining the Board Directors in October 2020, Ms. Beres was granted options to receive 10,000 shares of our common stock. Our current Outside Directors had the following shares of our common stock underlying stock options (both vested and unvested) outstanding as of December 31, 2020: Ms. Whitmore: 121,100 shares; Dr. Siegel: 116,100 shares; Mr. Vincent: 121,850 shares; and Ms. Beres 10,000 shares.

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

All Outside Directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board and committee meetings.

	2020 Outside Director Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
R. Janet Whitmore	$22,500	$5,528	$28,028
Laura M. Beres	$3,179	$3,811	$6,990
Dr. Richard Siegel	$16,500	$4,146	$20,646
George A. Vincent, III	$16,500	$4,146	$20,646

(1)

The amounts in this column represent the aggregate grant date fair value of awards granted in fiscal 2020 in accordance with FASB ASC Topic 718. See Note 11 of the notes to our financial statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining the FASB ASC Topic 718 values.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The following table gives information about our common stock that may be issued upon the exercise of options and rights under our 2019 Equity Compensation Plan (the “2019 Equity Plan”) and our 2010 Equity Compensation Plan (the “2010 Equity Plan”) on December 31, 2020. The 2019 Equity Plan replaced the 2010 Equity Plan.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans Approved by Shareholders	3,413,000	$0.57	2,455,000
Plans Not Approved by Shareholders	None	$—	None

SECURITY OWNERSHIP OF MANAGEMENT

AND PRINCIPAL STOCKHOLDERS

The following table sets forth, as of March 26, 2021 certain information with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of common stock, (2) each of our directors, (3) each of our named executive officers and (4) all of our named executive officers and directors as a group. There were 38,221,292 shares of common stock outstanding as of March 26, 2021.

Name	Number of Shares Beneficially Owned (1)		Percent of Shares Beneficially Owned
Bradford T. Whitmore	30,182,599	(2)	62.6%
John H. Conley, Jr.	2,225,000	(3)	5.8%
R. Janet Whitmore	1,657,730	(4)	4.3%
Richard W. Siegel, Ph.D.	477,604	(5)	1.3%
George A. Vincent, III	112,134	(6)	*
Laura M. Beres	—		*
Jess A. Jankowski	755,000	(7)	1.9%
Kevin Cureton	409,500	(8)	1.1%
All current executive officers and directors as a group (6 persons)	3,411,968	(9)	8.6%

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

(2)

Includes 601,410 shares of common stock held by Grace Investments, Ltd. and 19,581,189 shares held by Bradford T. Whitmore, as well as 51,454 shares held by his daughter. Upon the execution of the convertible note (referenced within this Form 10-K) on November 13, 2019, this number now includes 10,000,000 shares of stock which may be converted by Mr. Whitmore at any time in lieu of accepting cash payment for the principal. Mr. Whitmore is a general partner of Grace Investments, Ltd. In such capacities, Mr. Whitmore shares voting and investment power with respect to the shares of common stock held by the Grace Investments, Ltd. This information is based on information reported on a Form 13-D/A filed on November 6, 2020 with the SEC. The address of the stockholder is 1603 Orrington Avenue, Suite 900, Evanston, Illinois 60201.

(3)	This information is based on information reported on Schedule 13G/A filed with the SEC on February 2, 2021. The address of the stockholder is 8 Rene Carr Street, Elkton, Maryland 21921.

(4)	Includes Ms. Whitmore’s 87,766 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 26, 2021, as well as 102,909 shares held by her son.

(5)	Includes Dr. Siegel’s 87,766 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 26, 2021.

(6)	Includes Mr. Vincent’s 91,516 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 26, 2021.

(7)	Includes Mr. Jankowski’s 695,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 26, 2021, as well as 1,000 shares held by his spouse.

(8)	Includes Mr. Cureton’s 409,500 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 26, 2021.

(9)	Includes all current executive officers and directors as a group’s 1,371,548 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 26, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have engaged in two transactions with Bradford T. Whitmore since January 1, 2019. Together with his affiliates Grace Brothers, Ltd. and Grace Investments, Ltd., Mr. Whitmore beneficially owned approximately 62.6% of the outstanding shares of our common stock as of March 26, 2021. Mr. Whitmore is the brother of R. Janet Whitmore, who has been the Chair of the Board of Directors since November 19, 2019 and one of our directors since 2003, and who is also a stockholder. Through his affiliate Beachcorp, LLC, Mr. Whitmore is also a substantial lender to the Company under the Business Loan Agreement, dated November 16, 2018 (see Note 4 to our financial statements included in this Annual Report on Form 10-K).

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

Director Independence. The Board of Directors has determined that the following Company directors are “independent” as that term is defined in the rules and regulations of the SEC and the Nasdaq Stock Market: Ms. Beres, Dr. Siegel, and Mr. Vincent. Though we are no longer listed on Nasdaq, our Board of Directors used the Nasdaq listing standards in making its independence determinations. Under the Nasdaq Stock Market rules, the Company would qualify as a “controlled company” because of the direct and indirect ownership of Bradford T. Whitmore. As a controlled company, the Company would be exempt from the requirements under those rules to have a majority of independent directors, to have an independent compensation committee, or to have independent director oversight of director nominations.

The Board of Directors has established an Audit and Finance Committee, Compensation Committee and Nominating and Corporate Governance Committee (the “Standing Committees”). Ms. Whitmore, Ms. Beres, Dr. Siegel, and Mr. Vincent are members of the Standing Committees, and Ms. Whitmore serves as Chair of each committee.

Item 14. Principal Accounting Fees and Services

Audit Fees. The aggregate amount billed by our principal accountant, RSM US LLP (“RSM”), for audit services performed for the fiscal years ended December 31, 2020 and 2019 was approximately $168,500 and $203,000, respectively. Audit services include the auditing of financial statements and quarterly reviews.

Audit Related Fees. There were no audit related fees billed by RSM for the years ended December 31, 2020 and 2019, which may include costs incurred for reviews of registration statements, assistance with Staff comment letters, and consultation on various accounting matters in support of our financial statements.

Tax Fees. There were no fees billed by our principal accountant for tax related services for the fiscal years ended December 31, 2020 and 2019.

All Other Fees. Other than those fees described above, during the fiscal years ended December 31, 2020 and 2019, there were no other fees billed for services performed by our principal accountant.

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

Report of RSM US LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019

Notes to Consolidated Financial Statements

2.	A list of exhibits required to be filed as part of this Form 10-K is set forth in the Exhibit Index beginning on page E-1 of this Form 10-K, and is incorporated herein by reference.

Item 16. Form 10-K Summary

NONE.

NANOPHASE TECHNOLOGIES CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Nanophase Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nanophase Technologies Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern – See also Critical Audit Matter section below

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring negative cash flows from operations and has limited liquidity to fund current operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern – See also Emphasis of Matter Regarding Going Concern explanatory paragraph above

As described in Note 3 of the consolidated financial statements, the Company believes that cash from operations and cash on hand, in addition to unused borrowing capacity, may not be adequate to fund operating plans and required debt repayments for the next year following the date of these financial statements. After evaluation of indicators that the Company may not be able to continue as a going concern, management concluded that substantial doubt was not alleviated. Accordingly, management has disclosed the factors that give rise to substantial doubt regarding the ability of the Company to continue as a going concern. An emphasis of matter paragraph has been included in the auditor’s opinion related to this matter.

We identified the Company’s ability of the entity to continue as a going concern as a critical audit matter because of certain significant assumptions management makes when estimating future cash flows. These estimates are subject to significant estimation and execution uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgements and assumptions in estimating these cash flows. Auditing these assumptions involved a high degree of auditor judgment and an increase in audit effort due to the impact of these assumptions on the determination of the degree of doubt regarding the ability of the entity to continue as a going concern.

Our audit procedures related to testing management’s assessment of the ability of the Company to continue as a going concern included the following, among others:

•	We evaluated the forecasted revenues and operating expenses, as well as management’s assumptions related to sources and uses of cash for reasonableness. This testing included:
o	Developing an understanding of management’s plans for obtaining additional financing through discussions with management and review of board meeting minutes.
o	Developing an understanding of management’s expectations for future changes in revenue and expenses through discussions with management and review of budgets.
o	Comparing forecasted revenues and expenses to historical results.
o	Evaluating management’s ability to accurately forecast revenue and operating expenses by comparing management’s prior forecasts to actual results.
o	Assessing the impact of market and industry factors on management’s forecasts.
o	Evaluating the impact of the Company’s existing financing arrangements on their ability to continue as a going concern.
•	We evaluated that the disclosures included in the Form 10-K were complete and accurate and in accordance with generally accepted accounting principles.

/s/ RSM US LLP

We have served as the Company's auditor since 2001.

Schaumburg, Illinois

March 26, 2021

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019
	(in thousands except share and per share data)
ASSETS
Current assets:
Cash	$957	$1,194
Trade accounts receivable, less allowance for doubtful accounts of $9 for both December 31, 2020 and 2019	2,932	970
Inventories, net	4,340	2,554
Prepaid expenses and other current assets	606	267
Total current assets	8,835	4,985

Equipment and leasehold improvements, net	2,868	2,255
Operating leases, right of use	1,827	2,119
Other assets, net	10	13
	$13,540	$9,372
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit, bank	$500	$500
Line of credit, related party	2,155	224
Current portion of long-term debt, related party	500	500
Current portion of finance lease obligations	177	218
Current portion of operating lease obligations	431	357
Accounts payable	2,126	1,748
Current portion of deferred revenue	411	482
Accrued expenses	484	380
Total current liabilities	6,784	4,409

Long-term portion of finance lease obligations	110	288
Long-term portion of operating lease obligations	1,651	2,035
Long-term convertible loan, related party	1,097	830
PPP Loan (SBA)	952	—
Long-term portion of deferred revenue	—	93
Asset retirement obligations	214	206
Total long-term liabilities	4,024	3,452

Contingent liabilities	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 55,000,000 shares authorized; 38,221,292 and 38,136,792 shares issued and outstanding on December 31, 2020 and December 31, 2019, respectively	382	381
Additional paid-in capital	102,117	101,886
Accumulated deficit	(99,767)	(100,756)
Total stockholders’ equity	2,732	1,511
	$13,540	$9,372

 (See accompanying Notes to Consolidated Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2020	2019
	(in thousands except share and per share data)
Revenue:
Product revenue	$16,422	$11,852
Other revenue	701	657
Total revenue	17,123	12,509

Operating expense:
Cost of revenue	11,133	9,893
Gross profit	5,990	2,616

Research and development expense	1,571	1,870
Selling, general and administrative expense	2,934	3,542
Income (loss) from operations	1,485	(2,796)
Interest expense	(496)	(210)
Income (loss) before provision for income taxes	989	(3,006)
Provision for income taxes	—	—
Net income (loss)	$989	$(3,006)

Net income (loss) per share-basic	$0.03	$(0.08)

Weighted average number of basic common shares outstanding	38,158,586	36,596,372

Net income (loss) per share-diluted	$0.03	$(0.08)

Weighted average number of diluted common shares outstanding	38,545,586	36,596,372

(See accompanying Notes to Consolidated Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (in thousands except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
Description	Shares	Amount	Shares	Amount			Total
Balance on December 31, 2018	—	$—	33,911,792	$339	$98,795	$(97,750)	$1,384
Sale of common stock	—	—	4,189,000	42	1,635	—	1,677
Stock option exercises	—	—	36,000	—	14	—	14
Stock-based compensation	—	—	—	—	242	—	242
Stock conversion rights	—	—	—	—	1,200	—	1,200
Net loss for the year ended December 31, 2019	—	—	—	—	—	(3,006)	(3,006)
Balance on December 31, 2019	—	$—	38,136,792	$381	$101,886	$(100,756)	$1,511
Stock option exercises	—	—	84,500	1	36	—	37
Stock-based compensation	—	—	—	—	195	—	195
Net income for the year ended December 31, 2020	—	—	—	—	—	989	989
Balance on December 31, 2020	—	$—	38,221,292	$382	$102,117	$(99,767)	$2,732

(See accompanying Notes to Consolidated Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2020	2019
	(in thousands)
Operating activities:
Net Income (loss)	$989	$(3,006)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	358	315
Loss on disposal of fixed asset	—	15
Amortization of debt discount	267	30
Share-based compensation	195	242
Changes in assets and liabilities related to operations:
Trade accounts receivable	(1,962)	(141)
Inventories	(1,786)	(312)
Prepaid expenses and other assets	(339)	6
Accounts payable	295	170
Deferred Revenue	(164)	567
Accrued expenses	113	(592)
Other long-term assets and liabilities	(27)	(70)
Net cash used in operating activities	(2,061)	(2,776)

Investing activities:
Acquisition of equipment and leasehold improvements	(878)	(740)
Net cash used in investing activities	(878)	(740)

Financing activities:
Principal payment on finance leases	(218)	(218)
Proceeds from line of credit, bank	2,000	1,500
Payments to the line of credit, bank	(2,000)	(1,000)
Proceeds from related party convertible loan	—	2,000
Proceeds from PPP / SBA Loan	952	—
Proceeds from line of credit, Beachcorp LLC	14,515	9,486
Payments to line of credit, Beachcorp LLC	(12,584)	(10,094)
Proceeds from sale of common stock	—	1,677
Proceeds from exercise of stock options	37	14
Net cash provided by financing activities	2,702	3,365
Decrease in cash	(237)	(151)
Cash at beginning of period	1,194	1,345
Cash at end of period	$957	$1,194

Supplemental cash flow information:
Interest paid	$178	$173

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$83	$22

Stock conversion rights related to convertible loan	$—	$1,200

(See accompanying Notes to Consolidated Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data or as otherwise noted herein)

(1)	Description of Business

Nanophase Technologies Corporation (“Nanophase,” “Company,” “we,” “our,” or “us”) is a science-driven company which, along with its wholly owned subsidiary, Solésence, LLC (our “Solésence subsidiary”), is focused in various beauty- and life-science markets.  Skin health and medical diagnostics combined currently make up the great majority of our business and drive our forward growth strategy.  We offer engineered materials, formulation development and commercial manufacturing through an integrated family of technologies. Our expertise in materials engineering allows us to effectively coat and disperse particles on a nano and “non-nano” scale for use in a variety of markets in skin care, including for use in sunscreens as active ingredients and as fully developed prestige skin care products, marketed and sold through our Solésence subsidiary.  In terms of our life sciences focus, we have seen current conditions significantly increase demand for our medical diagnostics ingredients, as testing for various viruses, most notably COVID-19, has become a critical use of our technology.  Additionally, we continue to sell products in markets for architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, and surface finishing technologies (polishing) applications— all of which, along with medical diagnostics, fall into the advanced materials product category.

 We target markets, primarily related to skin health products and ingredients, and diagnostic life sciences ingredients where we believe our materials and products offer practical and competitive minerals-based solutions.  We traditionally work closely with current customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers, and our Solésence® products to cosmetics and skin care brands. Over the past few years, we have expanded our marketing efforts for our Solésence products and are seeing more customers responding to our successful products being sold into their markets.  Recently developed technologies have made certain new products possible and opened potential new markets. During 2015 we were granted a patent on a new type of particle surface treatment (coating) — now called Active Stress Defense ™ Technology — which became the cornerstone of our new product development in personal care, with first revenue recognized during 2016. In addition, through the creation of our Solésence subsidiary, we utilize this particle surface treatment to manufacture and sell fully developed solutions to targeted customers in the skin care industry, in addition to the ingredients we have traditionally sold in the personal care area.

Although our primary strategic focus has been the North American market, we currently sell materials to customers overseas and have been working to expand our reach within foreign markets. Our common stock trades on the OTCQB marketplace under the symbol NANX.

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

Cash

The Cash balance on December 31, 2020 consists of funds borrowed from our Convertible Promissory Note, held by Bradford T. Whitmore, and our Term Loan and Revolving Line of Credit, both of which are facilitated by Beachcorp, LLC. Our ability to access cash from our credit facility solely depends on carrying an Accounts Receivable balance greater than the outstanding loan balance in the Revolving Line of Credit. As part of the agreement, we are required to have a bank account in place to act as a depository account for our customers. This account is referred to as the Control Account. Furthermore, there is an Account Control Agreement in place which provides Beachcorp, LLC the ability to exercise control over the account via approval of requested transfers. According to our agreements with Beachcorp, LLC, Nanophase is to be the party initiating any transfers, whether to Nanophase or to Beachcorp, LLC, and approval to access any monies within this account can only be withheld by Beachcorp, LLC if the borrowing base falls below the Company’s qualified receivables, or if we are in arrears with respect to interest payments due Beachcorp, LLC. The failure of Nanophase to remedy the previously mentioned conditions could lead to Beachcorp, LLC gaining the right, through a “springing” feature administered by Libertyville Bank and Trust, a Wintrust Community Bank (“Libertyville”), to transfer funds to itself without direct approval from Nanophase.  Cash is held at a federally insured institution, but our cash balances at times exceed insured limits. The Company has not experienced any losses related to these statutory limits.

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

Deferred Revenue

The Company records deferred revenue for development projects due to the contractual billing of these projects not always aligning with revenue recognition. In addition, it is now the Company’s policy to frequently require deposits relating to the initial production of our Solésence products.

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

Activity in the asset retirement obligation account for the years ended December 31, is as follows:

	2020	2019
Balance, beginning	$206	$198
Accretion of liability due to passage of time	8	8
Amortization of asset due to passage of time	—	—
Balance, ending	$214	$206

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

Our financial instruments include cash, any cash equivalents, accounts receivable, accounts payable and accrued expenses, along with the promissory note with no related borrowings described in Note 4, any borrowings on the working capital line of credit from Libertyville Bank and Trust, and any borrowings on the working capital line of credit, along with the term loan from Beachcorp, LLC, and the promissory note payable associated with the convertible loan described in Note 4. The fair values of all financial instruments were not materially different from their carrying values.

There were no financial instruments adjusted to fair value on December 31, 2020 and 2019.

Product Revenue

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

Other Revenue

Other revenue may include revenue from technology license fees and paid development projects. Technology license fees and paid development projects are recognized over time when the obligations under the agreed upon contractual arrangements are performed on our part.  Revenue recognized over time was $701 and $657 for the years ended December 31, 2020 and 2019, respectively.

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

We have not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. We file tax returns in all appropriate jurisdictions, which includes a federal tax return and Illinois state tax return. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in selling, general and administrative expenses in the statements of operations. As of December 31, 2020, and 2019, we had no liability for unrecognized tax benefits.

Earnings Per Share

Options to purchase approximately 387,000 shares of common stock that were outstanding as of December 31, 2020 were included in the computation of earnings per share for the year ended December 31, 2020.  Options to purchase approximately 243,000 shares of common stock that were outstanding as of December 31, 2019 were not included in the computation of earnings per share for the year ended December 31, 2019, as the impact of such shares are anti-dilutive.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Years Ended December 31,
	2020	2019
Numerator: (in Thousands)
Net income (loss)	$989	$(3,006)

Denominator:
Weighted average number of basic common shares outstanding	38,158,586	36,596,372
Weighted average additional shares assuming conversion of in-the-money stock options to common shares	387,000	—
Weighted average number of diluted common shares outstanding	38,545,586	36,596,372

Basic earnings per common share:
Net income (loss) per share – basic	$0.03	$(0.08)
Diluted earnings per common share:
Net income (loss) per share – diluted	$0.03	$(0.08)
F-11

New Accounting Pronouncements

 In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which replaces existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost. The effective date for our adoption (as amended) of this updated Standard will be January 1, 2023.

(3)	Going Concern / Liquidity

We believe that cash from operations and cash on hand, in addition to unused borrowing capacity, may not be adequate to fund our operating plans through 2021. We are working to reduce these risks and the results of the Company in this regard have improved markedly, but some of this is dependent on several things over which we have limited control. Our largest customer made up 30% of our 2020 revenue, or $5.2M, while making up 63%, or $7.9M, of our 2019 revenue.  We expect the more recent volume levels to be representative of 2021 demand.    This has limited our flexibility and required us to make cash management a top priority. Fortunately, we have seen a significant increase in sales of our Solésence products in 2020, which we expect to continue in 2021.  We have also seen a significant increase in revenue from our medical diagnostics customer between 2019 and 2020, relating to current conditions relative to enhanced degrees of testing for COVID-19 and other forms of viruses.  We are unsure as to the extent to which this medical diagnostics material will develop or diminish over time.  We had annual net income in 2020 for the first time in the Company’s history, and expect to have net income again for 2021.  Generally, our growth has required significant additional investment in working capital. Given these issues, and other commercial realities, we are monitoring the additional working capital demands that this could create as we continue to execute on our Solésence growth strategy. The timing of cash flows is critical. If cash generated from operations is not materially consistent with our plans, we believe that we may need to seek additional funding to address working capital demands. This uncertainty has caused us to be unable to assert that, for the next twelve months, we have enough current cash and guaranteed access to financing to fund operations, and to continue with our current growth strategy in terms of investment in capital equipment and in operating expenses related to Solésence, without securing additional financing.

These circumstances raise substantial doubt as to the Company’s ability to operate as a going concern under U.S. GAAP. The accompanying financial statements have been prepared on a going concern basis in accordance with U.S. GAAP. As such, no adjustments have been made to the consolidated financial statements for the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue operating as a going concern.

We believe that we will be able to secure additional financing if needed, but we do not have any additional financing commitments in place as of today. However, we may not be able to secure additional financing in a timely manner under commercially reasonable terms, or at all. If we are unable to secure additional financing, the operations of the Company might need to be curtailed to a certain degree, and we would need to delay capital expenditures related to our Solésence growth strategy, which could impede growth, and impact cost savings anticipated in 2021 and 2022.

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

We have a Business Loan Agreement with Libertyville Bank and Trust Company, a Wintrust Community Bank (“Libertyville”). Under the Business Loan Agreement, Libertyville will provide a maximum of (i) $500 or (ii) two times the sum of (a) 75% our eligible accounts receivables and (b) our cash deposited with Libertyville, whichever is less, of revolving credit to us, collateralized by a senior priority lien on our accounts receivable, inventory, equipment, general intangibles, and fixtures. Interest is payable monthly on any advances at a floating interest rate of the prime rate at the time plus 1%. We must have $500 in cash, inclusive of the borrowed amount, at Libertyville on the date of any advance. Advances may only occur at the beginning or end of a fiscal quarter and must be repaid in full within five business days of the advance. Amounts due under the Line of Credit Agreement must be paid in full on April 4, 2021.  It is management’s expectation that the Line of Credit Agreement will be renewed in April 2021.

On November 16, 2018, we entered into a Business Loan Agreement (the “Master Agreement”) with Beachcorp, LLC. Beachcorp, LLC is managed by Bradford T. Whitmore, who, together with his affiliate Grace Investments, Ltd., beneficially owned approximately 63% of the outstanding shares of our common stock as of March 26, 2020. The Master Agreement relates to two loan facilities, each evidenced by a separate promissory note dated as of November 16, 2018: a term loan to the Company of up to $500,000 to be disbursed in a single advance (the “Term Loan”) with a fixed annual interest rate of 8.25%, payable quarterly, accruing from the date of such advance and with principal due on December 31, 2020; and an asset-based revolving loan facility for the Company of up to $2,000,000 (the “Revolver Facility”), and to extend the maturity date, with floating interest accruing at the prime rate plus 3% (8.25% minimum) per year, with a borrowing base consisting of qualified accounts receivable of the Company, and with all principal and accrued interest due March 31, 2020, as amended. On March 23, 2020, the Company and Beachcorp, LLC executed the First Amendment to our Master Agreement that extends the maturities of both the Term Loan and the Revolver Facility to March 31, 2021. Effective September 8, 2020, the Company and Beachcorp, LLC executed the Second Amendment to our Master Agreement that expands the limit on the Revolver Facility from $2,000,000 to $2,750,000.  On December 23, 2020, the Company and Beachcorp, LLC executed the Third Amendment to our Master Agreement that expands the limit on the Revolver Facility from $2,750,000 to $4,000,000 and extends the maturities of both the Term Loan and the Revolver Facility to March 31, 2022.  The Term Loan and Revolver Facility are secured by all the unencumbered assets of the Company and subordinated to Libertyville’s secured interest under the New Business Loan Credit Agreement. The Master Agreement substantially restricts the Company’s ability to incur additional indebtedness during the terms of both the Term Loan and the Revolver Facility.

On November 20, 2019, we entered into a 2% Secured Convertible Promissory Note with Bradford T. Whitmore in the principal amount of $2,000,000 (the “Convertible Note”). The principal amount is payable in a single payment on May 15, 2024 (the “Maturity Date”). The principal amount of the Convertible Note accrues interest at the rate of 2.0% per year, which interest is payable semi-annually on the 15th day of May and November, commencing on May 15, 2020. The principal amount and, at the holder’s option, accrued interest under the Convertible Note is convertible at the holder’s option into additional shares of the Company’s common stock in whole or in part and from time to time up to the Maturity Date at a conversion price of $0.20 per share. The convertible note contains a beneficial conversion feature since the Company’s stock was trading at $0.32 per share on the date the Company entered into the agreement. The intrinsic value of the beneficial conversion feature was $1.2 million on November 20, 2019 and is recorded as a discount on the convertible note. The discount will be accreted to the convertible note over the life of the note using the straight-line method. The balance on the convertible note was $1,097, net of a discount of $903 at December 31, 2020, and $830, net of a discount of $1,170, at December 31, 2019.

 On April 17, 2020, we entered into a Promissory Note, dated as of April 16, 2020, in favor of Libertyville in the principal amount of $952 for our loan under the PPP.  The Company may apply for forgiveness of the amount due on the loan in an amount equal to the sum of the following costs incurred during the 24-week period beginning on the date of the first disbursement of the Loan: (a) payroll costs, (b) any payment of interest on a covered obligation (which shall not include any prepayment of or payment of principal on a covered mortgage obligation), (c) any payment on a covered rent obligation, and (d) any covered utility payment, calculated in accordance with the terms of the CARES Act. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part.    The principal amount of the PPP note accrues interest at the rate of 1.00% per year.  The Company will be required to pay any unforgiven principal and interest under the PPP note in eighteen equal monthly installments, with the first payment originally being due on November 17, 2020 and continuing on the same day of each subsequent month until April 17, 2022.  Management applied for loan forgiveness in February, 2021.  Principal and interest are not yet due, and recognition of such will be dependent upon the outcome of the Company’s request for loan forgiveness under the PPP.  On December 31, 2020, the balance under the PPP note was $952.

On December 31, 2020, the balance on the term loan was $500, the balance on the Revolver Facility was $2,155, and the balance on the Convertible Note was $2,000. For 2020 and 2019, there was $452 and $116, respectively, in interest expense relating to these credit facilities held by Beachcorp, LLC and Bradford T. Whitmore. The accrued interest expense balance on these related party credit facilities amounted to $20, and $4, at December 31, 2020 and December 31, 2019, respectively. The obligations under the Convertible Note are secured by a security interest in all of the Company’s personal property pursuant to a Commercial Security Agreement among Mr. Whitmore, the Company and Solésence, LLC, the Company’s sole subsidiary. Given that Beachcorp, LLC is an affiliate of Mr. Whitmore, this amounts to all of this interest being owed to a related party.

(5)	Inventories

Inventories consist of the following:

	As of December 31,
	2020	2019
Raw materials	$2,825	$1,425
Finished goods	1,545	1,170
	4,370	2,595
Allowance for excess quantities	(30)	(41)
	$4,340	$2,554

(6)	Equipment and Leasehold Improvements Equipment and leasehold improvements consist of the following:

	As of December 31,
	2020	2019
Machinery and equipment	$16,758	$16,126
Office equipment	870	855
Office furniture	110	110
Leasehold improvements	4,850	4,839
Construction in progress	445	163
	23,033	22,093
Less: Accumulated depreciation and amortization	(20,165)	(19,838)
	$2,868	$2,255

Depreciation expense was $348 and $305, for the years ended December 31, 2020 and 2019, respectively.

(7)	Lease Commitments

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

The adoption of Topic 842 at January 1, 2019 resulted in the Company recognizing operating lease liabilities totaling $2,556 with a corresponding right-of-use (“ROU”) asset of $2,212 based on the present value of the minimum rental payments of such leases. The variance between the ROU asset balance and the lease liability is deferred rent liability that existed prior to the adoption of the ASC 842 and was offset against the ROU asset balance during the adoption. As of December 31, 2020, the ROU asset had a balance of $1,827 which is included in the “Operating lease right-of-use assets” line item of these consolidated financial statements and current and non-current lease liabilities related to the ROU asset of $431 and $1,651, respectively.  As of December 31, 2019, the ROU asset had a balance of $2,119 which is included in the “Operating lease right-of-use assets” line item of these consolidated financial statements and current and non-current lease liabilities related to the ROU asset of $357 and $2,035, respectively.  These amounts are included in the “Current portion of operating lease obligations” and “Long-term portion of operating lease obligations” line items of these consolidated financial statements. The discount rates used for leases accounted for under ASC 842 are based on an interest rate yield curve developed for the leases in the Company’s portfolio. The adoption had no impact to the Consolidated Statement of Cash Flows, the Consolidated Statement of Operations or the Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2019.

The office leases contain variable lease payments which consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to not separate lease and non-lease components.

Quantitative information regarding the Company’s leases is as follows:

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$70	$69
Interest on finance lease liabilities	36	56
Total finance lease costs	106	125
Operating lease cost components:
Operating lease cost	565	515
Variable lease cost	146	108
Short-term lease cost	33	68
Total operating lease costs	744	691
Total financing and operating lease cost components:	$850	$816

Supplemental cash flow information related to leases is as follows for the years ended December 31, 2020 and 2019:

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$690	$694
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$205

Weighted-average remaining lease term-finance leases (in years)	1.4	1.9
Weighted-average remaining lease term-operating leases (in years)	3.2	3.0
Weighted-average discount rate-finance leases	9.3%	9.1%
Weighted-average discount rate-operating leases	14.3%	14.5%

The future maturities of the Company’s finance and operating leases as of December 31, 2020 are as follows:

	Finance Leases	Operating Leases	Total
2021	$196	$701	$897
2022	109	720	829
2023	5	705	710
2024	—	595	595
2025	—	1	1
Thereafter	—	—	—
Total payments	$310	$2,722	$3,032
Less amounts representing interest	(23)	(640)	(663)
Total minimum payments required:	$287	$2,082	$2,369

The future maturities of the Company’s finance and operating leases as of December 31, 2019 were as follows:

	Finance Leases	Operating Leases	Total
2020	$255	$676	$931
2021	196	687	883
2022	109	705	814
2023	5	690	695
2024	—	580	580
Thereafter	—	—	—
Total payments	$565	$3,338	$3,903
Less amounts representing interest	(59)	(946)	(1,005)
Total minimum payments required:	$506	$2,392	$2,898

(8)	Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2020	2019
Accrued payroll and related expenses	$315	$237
Other	169	143
	$484	$380

(9)          Income Taxes

Our net income tax provision, including both current and deferred, related to U.S. federal and state income taxes, is a zero.

A reconciliation of income tax expense to the amount computed by applying the Federal income tax rate to loss before provision for income taxes as of December 31, 2020 and 2019 is as follows:

	2020	2019
Income tax credit at statutory rates	$208	$(631)
Nondeductible expenses	5	3
State income tax, net of federal benefits	74	(226)
Expiration of NOL & Credits	2,543	1,530
Tax basis in excess of book Convertible Debt	—	342
Expiration of Stock Options	122	125
Other	(7)	—
Change in valuation allowance	(2,945)	(1,143)
	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income taxes consist of the following:

	As of December 31,
	2020	2019
Deferred tax liabilities:
Excess tax basis convertible debt	$(257)	$(334)
Total deferred tax liabilities	(257)	(334)
Deferred tax assets:
Net operating loss carryforwards	$15,597	$21,912
Inventory and other allowances	23	14
Charitable contribution & other carryforwards	9	1
Excess (tax) book depreciation	375	451
Excess (tax) book amortization	61	59
Share-based compensation	624	693
Other accrued costs	138	127
Total deferred tax assets	16,827	23,257
Less: Valuation allowance	(16,570)	(22,923)
Deferred income taxes	$—	$—

The valuation allowance decreased approximately $6.4 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively (net of approximately $6.3 million and $1.5 million for the years ended December 31, 2020 and 2019, respectively, for expiring net operating loss carryforwards and credits as well as net operating losses utilized in 2020 to offset taxable income), due principally to the change in the net operating loss carryforward and uncertainty as to whether future taxable income will be generated prior to the expiration of the carryforward period. Under the Internal Revenue Code, certain ownership changes, including the prior issuance of preferred stock and our public offering of common stock, may subject us to annual limitations on the utilization of our net operating loss carryforward. As of December 31, 2020, the amounts subject to limitations have not yet been determined.

On December 31, 2020, we had a net operating loss carryforward of approximately $67 million for income tax purposes. If not utilized, $63 million of this loss carryforward will expire between 2021 and 2037. Given changes to the IRC, net operating loss carryforwards generated after January 1, 2018 do not expire, therefore, $5 million in net operating losses generated since January 1, 2018 do not expire.

(10)	Capital Stock

As of December 31, 2020, and 2019, we had 24,088 authorized but unissued shares of preferred stock. In addition, as of December 31, 2019, we had 10,000,000 authorized but unissued shares of common stock reserved to meet the conversion requirement of the Convertible Note discussed in Note 4.

(11)	Stock Options and Stock Grants

We have entered into stock option agreements with certain officers, employees and directors. The stock options granted prior to the adoption of the 2019 Equity Compensation Plan (the “2019 Plan”) on November 19, 2019 generally expire ten years from the date of grant. Future options to be granted under the 2019 Plan will expire seven years from the date of grant.

Employee Stock Options

We follow ASC Topic 718, Share-Based Payments, in which compensation expense is recognized only for share-based payments expected to vest. We recognized compensation expense related to stock options of $195 and $242 for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, there was approximately $243 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 1.8 years.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for options granted for all years presented:

	Years Ended December 31,
	2020	2019
Weighted-average risk-free interest rates:	0.5%	2.3%

Dividend yield:	0.00%	0.00%

Weighted-average expected life of the option:	5 years	6 years

Weighted-average expected stock price volatility:	95%	94%

Weighted-average fair value of the options granted:	$0.28	$0.41

We use the Black-Scholes option pricing model to determine the fair value of stock-based compensation. The Black-Scholes model requires us to make several assumptions, including the estimated length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and estimated forfeitures. Expected price volatility of the fiscal 2020 and 2019 grants is based on the daily market rate changes of our stock going back to January 1, 2012. The shares granted in fiscal 2020 and 2019 had a vesting period of three years, and a contractual life of 7 years for the shares granted in 2020 under the 2019 Plan, and 10 years for the shares granted in 2019 under the 2010 Plan. Forfeitures were estimated at 4% for the years ended December 31, 2020 and 2019, based on our historical experience. The Black-Scholes model also requires a risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of the grant, and the dividend yield on our common stock, which is assumed to be zero since we do not pay dividends and have no current plans to do so in the future. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related expense recognized on the statement of operations. We recognize stock-based compensation expense on a straight-line basis.

The following table summarizes the option activity for our employees and directors during the year ended December 31, 2020:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual	Value
Options	(Rounded)	per Share	Term (Years)	(000s)
Outstanding on January 1, 2020	3,680,000	$0.64

Granted	545,000	$0.45
Exercised	(84,500)	$0.44
Forfeited or expired	(727,500)	$0.83

Outstanding on December 31, 2020	3,413,000	$0.57	4.9	$1,056
Exercisable on December 31, 2020	2,515,000	$0.59	4.1	$753

Shares available for grant	2,455,000

The aggregate intrinsic value in the table above is based on our closing stock price of $0.85 on the last business day for the year ended December 31, 2020.

During the years ended December 31, 2020 and 2019, the total intrinsic value of our stock options exercised was $10 and $2, respectively. Cash received for option exercises was $37 and $14 during the years ended December 31, 2020 and 2019, respectively. We had 84,500 options exercised during the year ended December 31, 2020, compared to 36,000 in 2019. Based on our election of the “with and without” approach, no realized tax benefits from stock options were recognized for the years ended December 31, 2020 and 2019.

(12)	401(k) Profit-Sharing Plan

We have a 401(k) profit-sharing plan covering substantially all employees who meet defined service requirements. During 2017, we implemented a new Company contribution program, in which 10% of the employee’s contribution will be matched up to an 8% contribution (for a match of up to 0.8% of a participant’s salary). Contributions made in 2020 and 2019 aggregated to $21 and $24, respectively.

(13)	Significant Customers and Contingencies

Revenue from four customers constituted approximately 30%, 20%, 14% and 11%, respectively, of our 2020 revenue. Amounts included in accounts receivable on December 31, 2020 relating to these four customers were approximately $381, $735, $342, and $116, respectively. Revenue from these four customers constituted approximately 63%, 7%, 0% and 8% respectively, of our 2019 revenue. Amounts included in accounts receivable on December 31, 2019 relating to these four customers were approximately $449, $230 $25 and $16, respectively. The loss of one of these significant customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

We currently have exclusive supply agreements with BASF Corporation (“BASF”), our largest customer, that have contingencies outlined which could potentially result in the license of technology and/or the sale of production equipment from the Company to the customer intended to provide capacity sufficient to meet the customer’s production needs. This outcome may occur if we fail to meet certain performance requirements, certain other obligations and/or certain financial condition covenants. The financial condition covenants in one of our supply agreements with BASF “trigger” a technology transfer right (license and equipment sale at BASF’s option) in the event (a) that earnings for the twelve-month period ending with our most recently published quarterly financial statements are less than zero and our cash, cash equivalents and certain investments are less than $500, or (b) of an acceleration of any debt maturity having a principal amount of more than $10 million. There are certain minimum finished goods inventory requirements with the new amendment to the supply agreement. This agreement also requires Nanophase to maintain certain finished goods inventory levels as “safety stock,” beginning in the first quarter of 2019, and increasing through the third quarter of 2019 to a negotiated level based on agreed demand metrics, in order to maintain the $500 non-cash component discussed above. After September 30, 2019, should our safety stock fall below the prescribed amount of material, the quarter-end cash requirement would revert to $1,000 in cash, cash equivalents, and certain investments. The safety stock requirement may be adjusted upon mutual agreement. The Company met its safety stock requirements at December 31, 2020.

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

We expect to expend resources on research, development and product testing, and in expanding current capacity or capability for new business. In addition, we may incur significant costs in preparing, filing, prosecuting, maintaining and enforcing our patents and other proprietary rights. We may need additional financing if we were to lose an existing customer or suffer a significant decrease in revenue from one or more of our customers or because of currently unknown capital requirements, new regulatory requirements or the need to meet the cash requirements discussed above to avoid a triggering event under our BASF agreement. Given our expected growth in our Solésence business, we may also have temporary working capital demands that we cannot fund with existing capital, while remaining in compliance with the covenants included in our BASF agreement described above. We expect our single biggest financing need in 2021, as it was in 2020, will relate to the funding of our working capital, which has grown significantly to support the growth of our business. In the likely event that we will need to seek additional financing, we may seek funding through public or private financing and through contracts with governmental entities or other companies. Additional financing may not be available on acceptable terms or at all, and any such additional financing could be dilutive to our shareholders. If we are unable to obtain adequate funds, we may be required to delay, scale-back or eliminate some of our manufacturing and marketing operations or we may need to obtain funds through arrangements on less favorable terms. Such circumstances raise doubt as to our ability to continue as a going concern. If we obtain funding on unfavorable terms, we may be required to relinquish rights to some of our intellectual property.

(14)	Business Segmentation and Geographical Distribution

Revenue from international sources approximated $3,714 and $1,200 for the years ended December 31, 2020 and 2019, respectively. As part of our revenue from international sources, we recognized approximately $3,450 and $1,100 in product revenue from a number of German companies, in the aggregate, for the years ended December 31, 2020 and 2019, respectively.

Our Operations comprise a single business segment and all of our long-lived assets are located within the United States. We categorize our revenue stream into three main product categories, Personal Care Ingredients, Advanced Materials and Solésence . The revenues for 2020 and 2019 by category are as follows:

Product Category	2020	2019
Personal Care Ingredients	$5,536	$7,919
Advanced Materials	4,850	2,733
Solésence	6,737	1,857
Total Sales	$17,123	$12,509

(15)	Contingencies

In December 2019, a novel strain of coronavirus (SARS-CoV-2) emerged in Wuhan, Hubei Province, China, which has subsequently been announced by the World Health Organization to be causing a global pandemic (COVID-19). Some of the raw materials that are critical to the production of our products and parts that are critical to the operation of our equipment are sourced from single suppliers, suppliers from China and Korea, and in some cases, a single supplier from China. Although operations of our third-party suppliers were disrupted to a certain extent in 2020 from the pandemic, particularly related to receiving packaging for our Solésence products on a timely basis, we are currently seeing a more limited impact relating to COVID-19 on our suppliers. However, we could be disrupted by conditions unrelated to our business operations or that are beyond our control, including but not limited to international trade restrictions and conditions related to COVID-19 or other epidemics. We typically maintain no less than one month’s supply of raw materials and parts that are sourced from sole suppliers and make efforts to identify additional suppliers who may be able to provide such raw materials or parts. Some of the same supplier dynamics may be affected as the global economy rebounds from the COVID-19 pandemic, which could strain our supplier’s capacity.

The Company is aware that such changes in its business as a result of COVID-19 could occur, but is uncertain of the impacts of those changes on its consolidated statements of position, operations, or cash flows. The Company’s management believes any resulting cessations, reductions, and disruptions in its customers’ and suppliers’ operations would probably be temporary; however, the Company’s management also believes the duration and, hence, the potential impact of such cessations, reductions, and disruptions is currently unknowable. As a result, we are unable to estimate the potential impact on our business as of the date of this filing.

EXHIBIT INDEX

Exhibit
Number

2.1

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

4.10

Commercial Security Agreement, dated November 20, 2019, between the Company, Solésence, LLC and Bradford T. Whitmore, incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2019.

E-1

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

E-2

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

E-3

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

E-4

10.46

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

10.50	Nanophase Technologies Corporation 2019 Equity Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 22, 2019.+

10.51

Building Lease, dated as of September 15, 2010, between the Company and the Village of Burr Ridge, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.52

Building Lease, dated as of March 13, 2017, between the Company and the Village of Burr Ridge, incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.53*

Know-How License Agreement, executed by the Company on June 26, 2017, between the Company and Eminess Technologies, Inc., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 29, 2017.

10.54*

Exclusive Supply Agreement, executed by the Company on June 26, 2017, between the Company and Eminess Technologies, Inc., incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed June 29, 2017.

10.55

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

E-5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2021.

NANOPHASE TECHNOLOGIES CORPORATION

By:	/s/ Jess A. Jankowski
Jess A. Jankowski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March, 2021.

Signature	Title

/s/ Jess A. Jankowski	President, Chief Executive Officer (principal executive officer,
Jess A. Jankowski	principal financial officer, and principal accounting officer) and Director

/s/ R. Janet Whitmore	Chair of the Board of Directors
R. Janet Whitmore

/s/ Laura M. Beres	Director
Laura M. Beres

/s/ Richard W. Siegel	Director
Richard W. Siegel

/s/ George A. Vincent, III	Director
George A. Vincent, III