Form 10-Q
period 2021-03-31
NANOPHASE TECHNOLOGIES Corp
filed 2021-05-17
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2021

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

As of May 17, 2021, there were 48,336,877 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED MARCH 31, 2021

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statement

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited Consolidated Condensed)
(in thousands except share and per share data)

	March 31,	December 31,
ASSETS	2021	2020
Current assets:
Cash	$1,819	$957
Trade accounts receivable, less allowance for doubtful accounts of $9 for both March 31, 2021 and December 31, 2020	3,828	2,932
Inventories, net	5,001	4,340
Prepaid expenses and other current assets	653	606
Total current assets	11,301	8,835
Equipment and leasehold improvements, net	3,004	2,868
Operating leases, right of use	1,886	1,827
Other assets, net	10	10
Total assets	$16,201	$13,540
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit, bank	$500	$500
Line of credit, related party	3,365	2,155
Current portion of long-term debt, related party	500	500
Current portion of finance lease obligations	168	177
Current portion of operating lease obligations	477	431
Accounts payable	2,448	2,126
Deferred revenue	495	411
Accrued expenses	1,055	484
Total current liabilities	9,008	6,784

Long-term portion of finance lease obligations	73	110
Long-term portion of operating lease obligations	1,656	1,651
Long-term convertible loan, related party	1,164	1,097
PPP Loan (SBA)	952	952
Asset retirement obligations	216	214
Total long-term liabilities	4,061	4,024

Contingent liabilities	—	—
Shareholders’ equity:

Preferred stock, $.01 par value, 24,088 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 55,000,000 shares authorized; 38,221,292 shares issued and outstanding on March 31, 2021 and December 31, 2020, respectively	382	382
Additional paid-in capital	102,159	102,117
Accumulated deficit	(99,409)	(99,767)
Total Shareholders’ equity	3,132	2,732
	$16,201	$13,540

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited Consolidated Condensed)

(in thousands except share and per share data)

	Three months ended March 31,
	2021	2020
Revenue:
Product revenue	$7,050	$3,961
Other revenue	22	78
Total revenue	7,072	4,039

Cost of revenue	5,042	3,005
Gross profit	2,030	1,034

Operating expense:
Research and development expense	499	372
Selling, general and administrative expense	1,034	705
Income (loss) from operations	497	(43)
Interest expense	139	124
Income (loss) before provision for income taxes	358	(167)
Provisions for income taxes	-	-
Net Income (loss)	$358	$(167)

Net income (loss) per share – basic	$0.01	$(0.00)

Weighted average number of basic shares outstanding	38,221,292	38,136,792

Net income (loss) per share – diluted	$0.01	$(0.00)

Weighted average number of diluted shares outstanding	39,811,292	38,136,792

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited Consolidated Condensed)

(in thousands except share data)

	Preferred		Common		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance on December 31, 2019	—	$—	38,136,792	$381	$101,886	$(100,756)	$1,511
Stock-based compensation	—	—			52		52
Net loss for the three months ended March 31, 2020	—	—				(167)	(167)
Balance on March 31, 2020	—	$—	38,136,792	$381	$101,938	$(100,923)	$1,396
Balance on December 31, 2020	—	$—	38,221,292	$382	$102,117	$(99,767)	$2,732
Stock-based compensation	—	—			42		42
Net Income for the three months ended March 31, 2021	—	—				358	358
Balance on March 31, 2021	—	$—	38,221,292	$382	$102,159	$(99,409)	$3,132

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited Consolidated Condensed)

	Three months ended March 31,
	2021	2020
	(in thousands)
Operating activities:
Net Income (loss)	$358	$(167)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	101	86
Amortization of debt discount	67	67
Share-based compensation	42	52

Changes in assets and liabilities related to operations:
Trade accounts receivable	(896)	(1,284)
Inventories	(661)	170
Prepaid expenses and other assets	(47)	8
Accounts payable	253	(35)
Accrued expenses	571	133
Deferred revenue	84	(207)
Other long-term assets and liabilities	(9)	(3)
Net cash used in operating activities	(137)	(1,180)

Investing activities:
Acquisition of equipment and leasehold improvements	(166)	(181)
Net cash used in investing activities	(166)	(181)

Financing activities:
Principal payments on finance leases	(46)	(58)
Proceeds from line of credit, bank	500	500
Payments to line of credit, bank	(500)	(500)
Proceeds from line of credit, related party	6,500	3,260

Payments to line of credit, related party	(5,289)	(2,084)
Net cash provided by financing activities	1,165	1,118

Increase (decrease) in cash and cash equivalents	862	(243)
Cash and cash equivalents at beginning of period	957	1,194
Cash and cash equivalents at end of period	$1,819	$951

Supplemental cash flow information:
Interest paid	$51	$57

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$69	$77

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited Consolidated Condensed)

(in thousands, except share and per share data or as otherwise noted herein)

(1) Basis of Presentation

The accompanying unaudited consolidated condensed interim financial statements of Nanophase Technologies Corporation (“Nanophase”, “Company”, “we”, “our”, or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of our financial position and operating results for the interim periods presented. All statements include the results from both Nanophase and our wholly-owned subsidiary, Solesence, LLC (“Solésence,” or our “Solésence® subsidiary”). Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission.

(2)	Going Concern / Liquidity

We believe that cash from operations and cash on hand, in addition to unused borrowing capacity, which has recently been increased (see Note 7), may not be adequate to fund our operating plans through the next twelve months. We are working to reduce these risks and the results of the Company in this regard have improved markedly, but some of this is dependent on several things over which we have limited control. The significant revenue growth that we have experienced has required additional investment in both working capital and capital equipment. This has constrained liquidity and made cash management a top priority. Generally, our growth has required significant additional investment in working capital. To support our growth and reduce costs, we also intend to invest in additional capital equipment through 2021 and in 2022. Given these issues, and other commercial realities, we are monitoring the additional working capital demands that this could create as we continue to execute on our Solésence growth strategy. The timing of cash flows is critical. If cash generated from operations is not materially consistent with our plans, we believe that we may need to seek additional funding to address working capital demands. This uncertainty has caused us to be unable to assert that, for the next twelve months, we have enough current cash and guaranteed access to financing to fund operations, and to continue with our current growth strategy in terms of investment in capital equipment and in operating expenses related to Solésence, without securing additional financing.

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

(5) Earnings Per Share

Options to purchase approximately 1,590,000 shares of common stock that were outstanding as of March 31, 2021 were included in the computation of earnings per share for the three months ended March 31, 2021.  Options to purchase approximately 1,000 shares of common stock that were outstanding as of March 31, 2020 were not included in the computation of earnings per share for three months ended March 31, 2020, as the impact of such shares are anti-dilutive.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2021	2020
Numerator: (in Thousands)
Net income (loss)	$358	$(167)

Denominator:
Weighted average number of basic common shares outstanding	38,221,292	38,136,792
Weighted average additional shares assuming conversion of in-the-money stock options to common shares	1,590,000	—
Weighted average number of diluted common shares outstanding	39,811,292	38,136,792

Basic earnings per common share:
Net income (loss) per share – basic	$0.01	$(0.00)
Diluted earnings per common share:
Net income (loss) per share – diluted	$0.01	$(0.00)

(6) Financial Instruments

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

Our financial instruments include cash, any cash equivalents, accounts receivable, accounts payable and accrued expenses, along with the promissory note with no related borrowings described in Note 7, any borrowings on the working capital line of credit from Libertyville Bank and Trust, and any borrowings on the working capital line of credit, along with the term loan from Beachcorp, LLC, and the promissory note payable associated with the convertible loan described in Note 7 below. The fair values of all financial instruments were not materially different from their carrying values.

There were no financial instruments adjusted to fair value on March 31, 2021 and December 31, 2020.

(7) Notes and Line of Credit

During July 2014 we entered into a bank-issued letter of credit and related promissory note for up to $30 in borrowings to support our obligations under our facility lease agreement. No borrowings have been incurred under this promissory note. Should any borrowings occur in the future, the interest rate would be the prime rate plus 1%, with the bank having the right to “set off” or apply unpaid balances against our checking account if we fail to meet our obligations under any borrowings under the note. It is our intention to renew this note annually, for as long as we need to do so pursuant to the terms of our facility lease agreement. Because there were no amounts outstanding on the note at any time during 2021 or 2020, we have recorded no related liability on our consolidated balance sheet.

We have a Business Loan Agreement with Libertyville Bank and Trust Company, a Wintrust Community Bank (“Libertyville”). Under the Business Loan Agreement, Libertyville will provide a maximum of (i) $500 or (ii) two times the sum of (a) 75% our eligible accounts receivables and (b) our cash deposited with Libertyville, whichever is less, of revolving credit to us, collateralized by a senior priority lien on our accounts receivable, inventory, equipment, general intangibles, and fixtures. Interest is payable monthly on any advances at a floating interest rate of the prime rate at the time plus 1%. We must have $500 in cash, inclusive of the borrowed amount, at Libertyville on the date of any advance. Advances may only occur at the beginning or end of a fiscal quarter and must be repaid in full within five business days of the advance. Amounts due under the Business Loan Agreement were paid in full on April 4, 2021, as required.  It is management’s expectation that the Business Loan Agreement will be renewed in May 2021.

On November 16, 2018, we entered into a Business Loan Agreement (the “Master Agreement”) with Beachcorp, LLC. Beachcorp, LLC is managed by Bradford T. Whitmore, who, together with his affiliate Grace Investments, Ltd., beneficially owned approximately 63% of the outstanding shares of our common stock as of March 31, 2021. The Master Agreement relates to two loan facilities, each evidenced by a separate promissory note dated as of November 16, 2018: a term loan to the Company of up to $500 to be disbursed in a single advance (the “Term Loan”) with a fixed annual interest rate of 8.25%, payable quarterly, accruing from the date of such advance and with principal due on December 31, 2020; and an asset-based revolving loan facility for the Company of up to $2,000 (the “Revolver Facility”), and to extend the maturity date, with floating interest accruing at the prime rate plus 3% (8.25% minimum) per year, with a borrowing base consisting of qualified accounts receivable of the Company, and with all principal and accrued interest due March 31, 2020, as amended. On March 23, 2020, the Company and Beachcorp, LLC executed the First Amendment to our Master Agreement that extends the maturities of both the Term Loan and the Revolver Facility to March 31, 2021. Effective September 8, 2020, the Company and Beachcorp, LLC executed the Second Amendment to our Master Agreement that expands the limit on the Revolver Facility from $2,000 to $2,750.  On December 23, 2020, the Company and Beachcorp, LLC executed the Third Amendment to our Master Agreement that expands the limit on the Revolver Facility from $2,750 to $4,000 and extends the maturities of both the Term Loan and the Revolver Facility to March 31, 2022. On April 21, 2021, the Company and Beachcorp, LLC executed the Fourth Amendment to our Master Agreement that expands the limit on the Revolver Facility from $4,000 to $6,000, extends its maturity to March 31, 2023, and reduces interest on outstanding borrowings from the prime rate plus 3%, with an 8.25% minimum floor, to the prime rate plus 2%, with no minimum rate floor. Additionally, the Fourth Amendment increased the amount of the Term Loan from $500 to $1,000, and its fixed interest rate was reduced from 8.25% per year to 5.25% per year. The maturity date of the Term Loan remains March 31, 2022. The Term Loan and Revolver Facility are secured by all the unencumbered assets of the Company and subordinated to Libertyville’s secured interest under the Business Loan Agreement. The Master Agreement substantially restricts the Company’s ability to incur additional indebtedness during the terms of both the Term Loan and the Revolver Facility.

On November 20, 2019, we entered into a 2% Secured Convertible Promissory Note with Bradford T. Whitmore in the principal amount of $2,000 (the “Convertible Note”). The principal amount is payable in a single payment on May 15, 2024 (the “Maturity Date”). The principal amount of the Convertible Note accrues interest at the rate of 2.0% per year, which interest is payable semi-annually on the 15th day of May and November, commencing on May 15, 2020. The principal amount and, at the holder’s option, accrued interest under the Convertible Note is convertible at the holder’s option into additional shares of the Company’s common stock in whole or in part and from time to time up to the Maturity Date at a conversion price of $0.20 per share. The convertible note contains a beneficial conversion feature since the Company’s stock was trading at $0.32 per share on the date the Company entered into the agreement. The intrinsic value of the beneficial conversion feature was $1.2 million on November 20, 2019 and is recorded as a discount on the convertible note. The discount will be accreted to the convertible note over the life of the note using the straight-line method. The balance on the convertible note was $1,164, net of a discount of $836 at March 31, 2021, and $1,097, net of a discount of $903 at December 31, 2020. Mr. Whitmore chose to exercise his conversion rights effective May 7, 2021, requesting that any accrued interest be paid him in the form of shares, as allowed in the Convertible Note. This will result in the accelerated recognition of the discount on the Convertible Note, to be recognized as interest expense in the second quarter of 2021.

On April 17, 2020, we entered into a Promissory Note (the “PPP Note”), dated as of April 16, 2020, in favor of Libertyville in the principal amount of $952 for our loan under the Paycheck Protection Program (“PPP”).  The Company may apply for forgiveness of the amount due on the PPP Note in an amount equal to the sum of the following costs incurred during the 24-week period beginning on the date of the first disbursement of the loan: (a) payroll costs, (b) any payment of interest on a covered obligation (which shall not include any prepayment of or payment of principal on a covered mortgage obligation), (c) any payment on a covered rent obligation, and (d) any covered utility payment, calculated in accordance with the terms of the CARES Act. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part.    The principal amount of the PPP Note accrues interest at the rate of 1.00% per year.  The Company will be required to pay any unforgiven principal and interest under the PPP Note in eighteen equal monthly installments, with the first payment originally being due on November 17, 2020 and continuing on the same day of each subsequent month until April 17, 2022.  Management applied for loan forgiveness in February 2021.  Payment of principal and interest have been postponed due to the request for loan forgiveness, and recognition of such will be dependent upon the outcome of the Company’s request under the PPP.  On March 31, 2021, the balance under the PPP note remained $952.

On March 31, 2021, the balance on the term loan was $500, the balance on the Revolver Facility was $3,365, and the balance on the Convertible Note was $2,000. For the three months ended March 31, 2021, and 2020, there was $131 and $111, respectively, in interest expense relating to these credit facilities held by Beachcorp, LLC and Bradford T. Whitmore. The accrued interest expense balance on these related party credit facilities amounted to $36, and $20, at March 31, 2021 and December 31, 2020, respectively. The obligations under the Convertible Note are secured by a security interest in all of the Company’s personal property pursuant to a Commercial Security Agreement among Mr. Whitmore, the Company and Solésence, LLC, the Company’s sole subsidiary. Given that Beachcorp, LLC is an affiliate of Mr. Whitmore, this amounts to all of this interest being owed to a related party. On March 31, 2021 borrowings were within the credit agreement limit with an additional $388 available. The balance of borrowing base, loan amount, and any excess payments required over the available borrowing base will change as frequently as daily, given the operational nature of the elements of the Revolver Facility.

(8) Inventories

Inventories consist of the following:

	March 31, 2021	December 31, 2020
Raw materials	$3,883	$2,825
Finished goods	1,148	1,545
	5,031	4,370
Allowance for excess inventory quantities	(30)	(30)
	$5,001	$4,340

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

As of March 31, 2021, the operating lease right-of-use “ROU” asset had a balance of $1,886 which is included in the “Operating lease right-of-use assets” line item of these condensed consolidated financial statements and current and non-current lease liabilities related to the ROU asset of $477 and $1,656, respectively. As of December 31, 2020, the ROU asset had a balance of $1,827 which is included in the “Operating lease right-of-use assets” line item of these condensed consolidated financial statements and current and non-current lease liabilities related to the ROU asset of $431 and $1,651, respectively. These are included in the “Current portion of operating lease obligations” and “Long-term operating lease obligations, net of current portion” line items of these condensed consolidated financial statements. The discount rates used for leases accounted for under ASC 842 are based on an interest rate yield curve developed for the leases in the Company’s portfolio.

The office leases contain variable lease payments which consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$14	$17
Interest on finance lease liabilities	6	11
Total finance lease costs	20	28
Operating lease cost components:
Operating lease cost	144	140
Variable lease cost	31	27
Short-term lease cost	10	2
Total operating lease costs	185	169

Total lease cost	$205	$197

Supplemental cash flow information related to leases is as follows for the period ended March 31:

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$183	$171

Weighted-average remaining lease term-finance leases (in years)	1.3	1.7
Weighted-average remaining lease term-operating leases (in years)	3.1	2.7
Weighted-average discount rate-finance leases	10.1%	9.3%
Weighted-average discount rate-operating leases	14.2%	14.6%

The future maturities of the Company’s finance and operating leases as of March 31, 2021 is as follows:

	Finance Leases	Operating Leases	Total
2021	$144	$559	$703
2022	109	761	870
2023	5	747	752
2024	—	636	636
2025	—	42	42
2026 and thereafter	—	2	2
Total payments	$258	$2,747	$3,005
Less amounts representing interest	(17)	(614)	(631)
Total minimum payments required:	$241	$2,133	$2,374

The future maturities of the Company’s finance and operating leases as of March 31, 2020 were as follows:

	Finance Leases	Operating Leases	Total
2020	$189	$506	$695
2021	196	687	883
2022	109	705	814
2023	5	690	695
2024	—	580	580
2025 and thereafter	—	—	—
Total payments	$499	$3,168	$3,667
Less amounts representing interest	(51)	(862)	(913)
Total minimum payments required:	$448	$2,306	$2,754

(10) Share-Based Compensation

We follow FASB ASC Topic 718, Compensation – Stock Compensation, in which compensation expense is recognized only for share-based payments expected to vest. We recognized compensation expense related to stock options of $42 and $52 for each of the three-month periods ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, there was approximately $206 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 1.7 years.

Stock Options and Stock Grants

No stock options were exercised during the three months ended March 31, 2021, or March 31, 2020. No stock options were granted during the three months ended March 31, 2021, or March 31, 2020. During the three months ended March 31, 2021, 35,000 stock options expired, and no stock options were forfeited, compared to 241,000 stock options which expired, and 140,000 stock options which were forfeited during the same period in 2020. We had 3,411,000 stock options outstanding at a weighted average exercise price of $0.57 on March 31, 2021, compared to 3,332,000 stock options outstanding at a weighted average exercise price of $0.63 on March 31, 2020.

(11) Significant Customers and Contingencies

Revenue from five customers constituted approximately 24%, 20%, 17%, 15% and 10%, respectively, of our total revenue for the three months ended March 31, 2021. Amounts included in accounts receivable on March 31, 2021 relating to these five customers were approximately $837, $812, $476, $855, and $390, respectively. Revenue from these five customers constituted approximately 0%, 46%, 15%, 4% and 15%, respectively, of our total revenue for the three months ended March 31, 2020. Amounts included in accounts receivable on March 31, 2020 relating to these five customers were approximately $0, $896, $31, $180, and $593, respectively. The loss of one of these significant customers, a significant decrease in revenue from one or more of these customers, or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

We currently have exclusive supply agreements with BASF Corporation (“BASF”), our largest customer, that have contingencies outlined which could potentially result in the license of technology and/or the sale of production equipment from the Company to the customer intended to provide capacity sufficient to meet the customer’s production needs. This outcome may occur if we fail to meet certain performance requirements, certain other obligations and/or certain financial condition covenants. The financial condition covenants in one of our supply agreements with BASF “trigger” a technology transfer right (license and equipment sale at BASF’s option) in the event (a) that earnings for the twelve-month period ending with our most recently published quarterly financial statements are less than zero and our cash, cash equivalents and certain investments are less than $500, or (b) of an acceleration of any debt maturity having a principal amount of more than $10 million. There are certain minimum finished goods inventory requirements with the new amendment to the supply agreement. This agreement also requires Nanophase to maintain certain finished goods inventory levels as “safety stock,” beginning in the first quarter of 2019, and increasing through the third quarter of 2019 to a negotiated level based on agreed demand metrics, in order to maintain the $500 non-cash component discussed above. After September 30, 2019, should our safety stock fall below the prescribed amount of material, the quarter-end cash requirement would revert to $1,000 in cash, cash equivalents, and certain investments. The safety stock requirement may be adjusted upon mutual agreement. The Company met its safety stock requirements at March 31, 2021.

Our supply agreements with BASF also “trigger” a technology transfer right in the event of our insolvency, as further defined within the agreements. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at either 115% of the equipment’s net book value, or the greater of 30% of the original book value of such equipment, and any associated upgrades to it.

We believe that cash from operations and cash on hand, in addition to unused borrowing capacity, may not be adequate to fund our operating plans through 2021. If a triggering event were to occur and BASF elected to proceed with the license and related equipment sale mentioned above, we would receive royalty payments from this customer for products sold using our technology; however, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by our agreement with the customer. Similar consequences would occur if we were determined to have materially breached certain other provisions of the supply agreement with BASF. Any such event would also likely result in the loss of some of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success and it could be difficult to replace them quickly. Given the occurrence of any such event, we might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on us. Finally, any shortfall in capital needed to operate the business as management intends, including with respect to avoiding this triggering event as described above, may result in a curtailment of certain activities or anticipated investments.

We expect to expend resources on research, development, and product testing, and in expanding current capacity or capability for new business. In addition, we may incur significant costs in preparing, filing, prosecuting, maintaining, and enforcing our patents and other proprietary rights. We may need additional financing if we were to lose an existing customer or suffer a significant decrease in revenue from one or more of our customers or because of currently unknown capital requirements, new regulatory requirements, or the need to meet the cash requirements discussed above to avoid a triggering event under our BASF agreement. Given our expected continuing growth in our Solésence business, we may also have temporary working capital demands that we cannot fund with existing capital, while remaining in compliance with the covenants included in our BASF agreement described above. We expect our single biggest financing need in 2021, as it was in 2020, will relate to the funding of our working capital, which has grown significantly to support the growth of our business. In the likely event that we will need to seek additional financing, we may seek funding through public or private financing and through contracts with governmental entities or other companies. Additional financing may not be available on acceptable terms or at all, and any such additional financing could be dilutive to our shareholders. If we are unable to obtain adequate funds, we may be required to delay, scale-back or eliminate some of our manufacturing and marketing operations or we may need to obtain funds through arrangements on less favorable terms. Such circumstances raise doubt as to our ability to continue as a going concern. If we obtain funding on unfavorable terms, we may be required to relinquish rights to some of our intellectual property.

(12) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $1,285 and $304 for the three months ended March 31, 2021 and 2020, respectively. All this revenue was product revenue.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States. We categorize our revenue streams into three main product categories, Personal Care Ingredients, Advanced Materials and Solésence®. The revenues for the three months ended March 31, 2021 and 2020, respectively, by category, are as follows:

Product Category	2021	2020
Personal Care Ingredients	$1,395	$1,932
Advanced Materials	1,378	584
Solésence®	4,299	1,523
Total Revenue	$7,072	$4,039

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

Results of Operations

Total revenue increased to $7,072,000 for the three months ended March 31, 2021, compared to $4,039,000 for the same period in 2020.

A substantial majority of our revenue for both periods was from our five largest customers, in particular, sales to our largest customer in skin care and sunscreen applications, medical diagnostics, and now finished skin health products marketed through our Solésence subsidiary. Product revenue, the primary component of our total revenue, increased to $7,050,000 three months ended March 31, 2021, compared to $3,961,000 during the same period of 2020. This increase was due to continued growth in the adoption of our Solésence® products and our medical diagnostics materials, offset by a decrease in revenue from our largest customer in our personal care ingredients business.

Current Significant Customers

	Three months ended March 31,
	2021	2020
Largest Personal Care Customer	20%	46%
Medical Diagnostics Customer	15%	4%
Solésence Customer – 3	24%	0%
Solésence Customer – 2	17%	15%
Solésence Customer – 1	10%	15%
Significant Customer Total	86%	80%

Other revenue decreased to $22,000 for the three months ended March 31, 2021, compared to $78,000 for the three months ended March 31, 2020. Other revenue is typically comprised primarily of developmental or licensing fees. For the three months ended March 31, 2020, other revenue included $65,000 to development fees recognized for the Company’s work on behalf of a customer relating to new personal care ingredients.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $5,042,000 for the three months ended March 31, 2021, compared to $3,005,000 for the same period in 2020. The increase in cost of revenue was primarily driven by increased volume and price inflation on materials and manufacturing inefficiencies related to Solésence® product launches. While we typically pass through costs to our customers, we sometimes cannot pass through 100% of pricing increases on raw materials, and even with pass throughs, our gross margin percentage is negatively impacted by higher material costs. We expect to continue new advanced material development relating to personal care ingredients and for our formulated Solésence® products during 2021 and beyond.

At current revenue levels we have generated a positive gross margin, though margins can be impeded by the cyclicality of our demand, often leading to the Company not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers. Another issue relating to demand cyclicality is that we have seen our lack of burst capacity creating strains, in terms of people and costs, when new product launches occur at the same time demand from previously launched products comes to play. We believe that our current fixed manufacturing cost structure is sufficient to support higher levels of revenue volume on a level basis, and are currently working to expand burst capacity to allow us to utilize our resources more efficiently. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to continue to cut costs and pass commodity market-driven raw materials increases on to customers, and the speed and efficiency with which we are able to scale up production for our Solésence products. We expect that, as product revenue volume increases, our fixed manufacturing costs will be more efficiently absorbed, which should lead to increased margins as we grow. We expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets, but may or may not realize absolute dollar gross margin growth through 2021 and beyond, dependent upon the factors discussed above.

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

Research and development expense increased, as planned, to $499,000 for the three months ended March 31, 2021, compared to $372,000 for the same period in 2020. The primary reasons for this increase were related to increases in staffing and compensation, offset by reductions in professional fees and outside product testing and evaluation costs related to our Solésence® products. We expect quarterly research and development expense to remain at, or slightly above, current levels, for the balance of 2021.

Selling, general and administrative expense increased, as planned, to $1,034,000 for the three months ended March 31, 2021, compared to $705,000 for the same period in 2020. Much of this was attributed to increases in staffing and compensation. We expect selling, general, and administrative expense to remain at current levels for the balance of 2021.

Interest expense was $139,000 for the three months ended March 31, 2021, compared to $124,000 for the same period in 2020. This primarily includes interest on our revolving line of credit for working capital funding, cash, and discount-related interest expense on our $2,000,000 Convertible Note, along with finance leases and term loans supporting some of our equipment.

Inflation

We believe inflation has not had a material effect on our operations or financial position. However, supplier price increases and wage and benefit inflation, both of which represent a significant component of our costs of operations, may have a material effect on our operations and financial position in 2021 and beyond if we are unable to pass through any applicable increases under our present contracts or through to our markets in general.

Liquidity and Capital Resources

Our cash and cash equivalents amounted to $1,819,000 on March 31, 2021, compared to $957,000 on December 31, 2020 and $951,000 on March 31, 2020. The net cash used in our operating activities was $137,000 for the three months ended March 31, 2021, compared to $1,180,000 for the same period in 2020. The net use of cash during both periods was driven primarily by a significant increase in accounts receivable at the end of the period. Net cash used in investing activities was $166,000 during the three months ended March 31, 2021, compared to $181,000 for the three months ended March 31, 2020. Capital expenditures amounted to $166,000 and $181,000 for the three months ended March 31, 2021 and 2020, respectively. Net cash provided by financing activities was $1,165,000 during the three months ended March 31, 2021, compared to $1,118,000 for the three months ended March 31, 2020. On March 23, 2020, the Company and Beachcorp, LLC executed the First Amendment to our Master Agreement that extends the maturities of both the Term Loan and the Revolver Facility to March 31, 2021. Effective September 8, 2020, the Company and Beachcorp, LLC executed the Second Amendment to our Master Agreement that expands the limit on the Revolver Facility from $2,000,000 to $2,750,000.  On December 23, 2020, the Company and Beachcorp, LLC executed the Third Amendment to our Master Agreement that expands the limit on the Revolver Facility from $2,750,000 to $4,000,000 and extends the maturities of both the Term Loan and the Revolver Facility to March 31, 2022. On April 21, 2021, the Company and Beachcorp, LLC executed the Fourth Amendment to our Master Agreement that expands the limit on the Revolver Facility from $4,000,000 to $6,000,000, extends its maturity to March 31, 2023, and reduces interest on outstanding borrowings from the prime rate plus 3%, with an 8.25% minimum floor, to the prime rate plus 2%, with no minimum rate floor. Additionally, the Fourth Amendment increased the amount of the Term Loan from $500,000 to $1,000,000, and its fixed interest rate was reduced from 8.25% per year to 5.25% per year. The maturity date of the Term Loan remains March 31, 2022.

We paid $46,000 for principal on finance lease obligations during the three months ended March 31, 2021 compared to $58,000 in the same period in 2020. The balance of the line of credit with Libertyville was $500,000 for both March 31, 2021 and December 31, 2020. In each instance, the line of credit was repaid during the month following the end of the reporting period. This line of credit expired on April 4, 2021. Management expects this line of credit to be renewed in May 2021. During the three months ending March 31, 2021, we drew $6,500,000, of which $5,289,000 was repaid under the Master Agreement. The net borrowings for the three months ended March 31, 2021 was $1,211,000. During the three months ending March 31, 2020, we drew $3,260,000, of which $2,084,000 was repaid under the Master Agreement. The net borrowings for the three months ended March 31, 2020 was $1,176,000. Accretion related to the Secured Convertible Promissory Note to Bradford T. Whitmore was $67,000 for both March 31, 2021 and 2020. The balance of this long-term convertible loan was $1,164,000 and $1,097,000 at March 31, 2021, and at December 31, 2020, respectively. Mr. Whitmore chose to exercise his conversion rights effective May 7, 2021, requesting that any accrued interest be paid him in the form of shares, as allowed in the Convertible Note. This will result in the accelerated recognition of the discount on the Convertible Note, to be recognized as interest expense in the second quarter of 2021.

On April 17, 2020, we received a loan of $952,000 from Libertyville under the Paycheck Protection Program (“PPP”).  Under the PPP, the Company may apply for forgiveness of the amount due on the loan in an amount equal to the sum of the following costs incurred during the 24-week period beginning on the date of the first disbursement of the Loan: (a) payroll costs, (b) any payment of interest on a covered obligation (which shall not include any prepayment of or payment of principal on a covered mortgage obligation), (c) any payment on a covered rent obligation, and (d) any covered utility payment, calculated in accordance with the terms of the CARES Act. Although management believes that the Company expended the proceeds of the PPP loan principally for forgivable purposes under the CARES Act, no assurance can be provided that the Company will obtain forgiveness of the PPP loan in whole or in part.  The Company applied for PPP forgiveness during the first quarter of 2021.

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under these agreements require that we maintain a minimum of $1,000,000 in certain current assets; which may be composed of no less than $500,000 cash, cash equivalents, and certain investments, no more than a combined $500,000 of certain related inventory, of which no more than $250,000 can be raw material, and certain receivables, and that we not have the acceleration of any debt maturity having a principal amount of more than $10 million, in order to avoid triggering the customer’s potential right to transfer certain technology and equipment to that customer at a contractually-defined price.  We had approximately $1,819,000 in cash on March 31, 2021, with $500,000 borrowings on our Line of Credit. This supply agreement and its covenants are more fully described in Note 11, and our line of credit is more fully described in Note 7, to our Financial Statements in Part I, Item 1 of this Form 10-Q.

We believe that cash from operations and cash on hand, in addition to unused borrowing capacity, which has recently been increased (see Note 7 to the Financial Statements), may not be adequate to fund our operating plans through 2021.  We are working to reduce these risks, but some of this is dependent on several things over which we have limited control. We have seen an increase in sales of our Solésence products through 2020, which we expect to continue in 2021. If that does continue, we will require additional investment in working capital.  Given these issues, and other commercial realities, we are monitoring the additional working capital demands that this could create as we continue to execute on our Solésence growth strategy. The timing of cash flows is critical. If cash generated from operations is not materially consistent with our plans, we believe that we may need to seek additional funding to address working capital demands. This uncertainty has caused us to be unable to assert that, for the next twelve months, we have enough current cash and guaranteed access to financing to fund operations, and to continue with our current growth strategy in terms of investment in capital equipment and in operating expenses related to Solésence, without securing additional financing. We believe that we will be able to secure additional financing if needed, but we do not have any additional financing commitments in place as of today. However, we may not be able to secure additional financing in a timely manner under commercially reasonable terms, or at all. If we are unable to secure additional financing, the operations of the Company might need to be curtailed to a certain degree, and we would need to delay capital expenditures related to our Solésence growth strategy, which could impede growth later in 2021 and 2022.

Our actual future capital requirements in 2021 and beyond will depend on many factors, including customer acceptance of our current and potential finished Solésence  products, APIs sold as ingredients in to the skin health markets, medical diagnostics ingredients, and other engineered materials, applications, and products, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell these products and ingredients. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, we expect that capital spending relating to currently known capital needs during the balance of 2021 will be between $1,400,000 and $2,000,000, to be funded by profit from operations, and our existing loans and lines of credit. If those projects are delayed or ultimately prove unsuccessful, or if we fail to be able to support the additional cost of funding them in the near term, we expect our capital expenditures may fall below the lower end of the range. Similarly, substantial success in business development projects may cause the actual 2021 capital investment to exceed the top of this range.

In the likely event that we will need to seek additional financing, such additional financing may not be available on acceptable terms or even at all, and any such additional financing could be dilutive to our shareholders. Such financing could be necessitated by such things as the loss of an existing customer; a significant decrease in revenue from one or more of our customers; temporary working capital demands resulting from our expected growth in our Solésence business that we cannot fund with existing capital; currently unknown capital requirements considering the factors described above; new regulatory requirements that are outside our control; the need to meet previously discussed cash requirements to avoid a triggering event under our BASF agreement; or various other circumstances coming to pass that we currently do not anticipate. The failure to have access to sufficient capital to fund our business plans may result in a curtailment or other change in those plans, and under such circumstances, this raises doubt as to our ability to continue as a going concern under U.S. GAAP.

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

Safe Harbor Provision

We want to provide investors with more meaningful and useful information. As a result, this Quarterly Report on Form 10-Q (the "Form 10-Q") contains and incorporates by reference certain "forward-looking statements", as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements reflect our current expectations of the future results of our operations, performance, and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance, or achievements in 2021 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: our ability to be consistently profitable despite the losses we have incurred since our incorporation; a decision by a customer to cancel a purchase order or supply agreement in light of our dependence on a limited number of key customers; the terms of our supply agreements with BASF which could trigger a requirement to transfer technology and/or sell equipment to that customer; our potential inability to obtain working capital when needed on acceptable terms or at all; our ability to obtain materials at costs we can pass through to our customers, including Rare Earth elements, specifically cerium oxide, as well as high purity zinc; uncertain demand for, and acceptance of, our Solésence products, and our advanced materials; our manufacturing capacity and product mix flexibility in light of customer demand; our limited marketing experience, including with our suite of Solésence products; changes in development and distribution relationships; the impact of competitive products and technologies; our dependence on patents and protection of proprietary information; our ability to maintain an appropriate electronic trading venue for our securities; the impact of any potential new governmental regulations, especially any new governmental regulations focusing on the processing, handling, storage or sale of nanomaterials, that could be difficult to respond to or costly to comply with; business interruptions due to unexpected events or public health crises, including viral pandemics such as COVID-19; and the resolution of litigation or other legal proceedings in which we may become involved. In addition, our forward-looking statements could be affected by general industry and market conditions and growth rates. Readers of this Quarterly Report on Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101	The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Shareholders Equity, (4) the Statements of Cash Flows, and (5) the Notes to Unaudited Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: May 17, 2021	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer
(principal executive officer, and principal financial officer)