Form 10-Q/A
period 2021-03-31
NANOPHASE TECHNOLOGIES Corp
filed 2021-08-16
CIK 883107

UNITED STATES

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No ☑

As of May 17, 2021, there were 48,336,877 shares outstanding of common stock, par value $.01, of the registrant.

EXPLANATORY NOTE – RESTATEMENT OF FINANCIAL INFORMATION

Nanophase Technologies Corporation (“the Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to amend and restate its quarterly report on Form 10-Q for the quarter ended March 31, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 17, 2021 (the “Original Filing”).  In filing this amendment, the Company restates its previously issued unaudited consolidated condensed financial statements and related disclosures for the period ended March 31, 2021 to include forgiveness of the Company’s PPP Loan.

Background and Effects of the Restatement

Subsequent to the issuance of the Original Filing, the Company determined that its PPP Loan should be reclassified to income (the “PPP Loan Forgiveness”). As previously disclosed in the Original Filing, the Company applied for forgiveness of the PPP Loan in February 2021.  While the Company did not receive notice of forgiveness (which was approved in February 2021) until June 2021, when reviewing and re-evaluating the Company’s situation of forgiveness, management determined an adjustment for forgiveness is required. As a result, in this Amended Filing, the forgiveness of the balance of the PPP Loan was recognized and reclassified to other income for the three months ended March 31, 2021.

Management evaluated the materiality of the error from a quantitative and qualitative perspective and concluded that this adjustment was material to the Company’s presentation and disclosures of liabilities on its condensed consolidated balance sheet, interest expense and income on its results of operations, net income on the statement of shareholders’ equity and income on the statements of cash flows. The Company has effected the adjustment in this Amended Filing.

Disclosure Controls and Procedures

Management has reassessed its evaluation of the effectiveness of its Disclosure Controls and Procedures as of March 31, 2021, and has concluded that there was a material weakness in the Company’s management review controls related to the financial reporting for the forgiveness of the PPP Loan.  For a description of the material weakness in our internal controls over financial reporting and our plan to remediate the material weakness, see Part II – Item 4. Controls and Procedures of this Amended Filing.

Items Amended in This Filing

This Amended Filing amends and restates the following items of the Company’s Original Filing as of, and for the quarter ended March 31, 2021:

Part I –

Item 1. Financial Statements

●	Unaudited consolidated condensed balance sheet as of March 31, 2021

●	Unaudited consolidated condensed statement of operations for the three months ended March 31, 2021

●	Unaudited consolidated condensed statement of shareholders’ equity as of March 31, 2021
●	Unaudited consolidated condensed statement of cash flows for the three months ended March 31, 2021
●	Note 1 – Basis of Presentation Note 5 – Earnings Per Share
●	Note 7 – Notes and Line of Credit

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations; Liquidity and Capital Resources

Item 4. Controls and Procedures

Part II –

Item 6. Exhibits

In accordance with applicable SEC rules, this Amended Filing includes certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) from the Company’s Principal Executive Officer and Principal Financial Officer dated as of the date of this Amended Filing.

Except for the items noted above, no other information included in the Original Filing is being amended by this Amended Filing.  The Amended Filing speaks as of the date of the Original Filing and the Company has not updated the Original Filing to reflect events occurring subsequent to the date of the Original Filing.  Accordingly, this Amended Filing should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the Original Filing.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statement

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited Consolidated Condensed)

(in thousands except share and per share data)

	March 31,	December 31,
ASSETS	2021 (as restated)	2020
Current assets:
Cash	$1,819	$957
Trade accounts receivable, less allowance for doubtful accounts of $9 for both March 31, 2021 and December 31, 2020	3,828	2,932
Inventories, net	5,001	4,340
Prepaid expenses and other current assets	653	606
Total current assets	11,301	8,835
Equipment and leasehold improvements, net	3,004	2,868
Operating leases, right of use	1,886	1,827
Other assets, net	10	10
Total assets	$16,201	$13,540
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit, bank	$500	$500
Line of credit, related party	3,365	2,155
Current portion of long-term debt, related party	500	500
Current portion of finance lease obligations	168	177
Current portion of operating lease obligations	477	431
Accounts payable	2,448	2,126
Deferred revenue	495	411
Accrued expenses	1,055	484
Total current liabilities	9,008	6,784

Long-term portion of finance lease obligations	73	110
Long-term portion of operating lease obligations	1,656	1,651
Long-term convertible loan, related party	1,164	1,097
PPP Loan (SBA)	—	952
Asset retirement obligations	216	214
Total long-term liabilities	3,109	4,024

Contingent liabilities	—	—
Shareholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 55,000,000 shares authorized; 38,221,292 shares issued and outstanding on March 31, 2021 and December 31, 2020, respectively	382	382
Additional paid-in capital	102,159	102,117
Accumulated deficit	(98,457)	(99,767)
Total Shareholders’ equity	4,084	2,732
	$16,201	$13,540

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited Consolidated Condensed)

(in thousands except share and per share data)

	Three months ended March 31,
	2021 (as restated)	2020
Revenue:
Product revenue	$7,050	$3,961
Other revenue	22	78
Total revenue	7,072	4,039

Cost of revenue	5,042	3,005
Gross profit	2,030	1,034
Operating expense:
Research and development expense	499	372
Selling, general and administrative expense	1,034	705
Income (loss) from operations	497	(43)
Interest expense	139	124
Other income, net	(952)	—
Income (loss) before provision for income taxes	1,310	(167)
Provisions for income taxes	—	—
Net Income (loss)	$1,310	$(167)

Net income (loss) per share – basic	$0.03	$(0.00)

Weighted average number of basic shares outstanding	38,221,292	38,136,792
Net income (loss) per share – diluted	$0.03	$(0.00)

Weighted average number of diluted shares outstanding	39,811,292	38,136,792

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited Consolidated Condensed)

(in thousands except share data)

	Preferred		Common		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance on December 31, 2019	—	$—	38,136,792	$381	$101,886	$(100,756)	$1,511
Stock-based compensation	—	—	—	—	52	—	52
Net loss for the three months ended March 31, 2020	—	—	—	—	—	(167)	(167)
Balance on March 31, 2020	—	$—	38,136,792	$381	$101,938	$(100,923)	$1,396
Balance on December 31, 2020	—	$—	38,221,292	$382	$102,117	$(99,767)	$2,732
Stock-based compensation	—	—	—	—	42	—	42
Net Income for the three months ended March 31, 2021 (as restated)	—	—	—	—	—	1,310	1,310
Balance on March 31, 2021 (as restated)	—	$—	38,221,292	$382	$102,159	$(98,457)	$4,084

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited Consolidated Condensed)

	Three months ended March 31,
	2021 (as restated)	2020
	(in thousands)
Operating activities:
Net Income (loss)	$1,310	$(167)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	101	86
Amortization of debt discount	67	67
Share-based compensation	42	52
Gain from PPP loan forgiveness	(952)	—
Changes in assets and liabilities related to operations:
Trade accounts receivable	(896)	(1,284)
Inventories	(661)	170
Prepaid expenses and other assets	(47)	8
Accounts payable	253	(35)
Accrued expenses	571	133
Deferred revenue	84	(207)
Other long-term assets and liabilities	(9)	(3)
Net cash used in operating activities	(137)	(1,180)

Investing activities:
Acquisition of equipment and leasehold improvements	(166)	(181)
Net cash used in investing activities	(166)	(181)

Financing activities:
Principal payments on finance leases	(46)	(58)
Proceeds from line of credit, bank	500	500
Payments to line of credit, bank	(500)	(500)
Proceeds from line of credit, related party	6,500	3,260
Payments to line of credit, related party	(5,289)	(2,084)
Net cash provided by financing activities	1,165	1,118
Increase (decrease) in cash and cash equivalents	862	(243)
Cash and cash equivalents at beginning of period	957	1,194
Cash and cash equivalents at end of period	$1,819	$951
Supplemental cash flow information:
Interest paid	$51	$57

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$69	$77

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited Consolidated Condensed)

(in thousands, except share and per share data or as otherwise noted herein)

(1) Basis of Presentation

The accompanying unaudited consolidated condensed interim financial statements of Nanophase Technologies Corporation (“Nanophase”, “Company”, “we”, “our”, or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of our financial position and operating results for the interim periods presented. All statements include the results from both Nanophase and our wholly-owned subsidiary, Solésence, LLC (“Solésence,” or our “Solésence® subsidiary”). Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

During the quarter ending June 30, 2021, an error was detected in the timing of the recognition of the forgiveness of the Company’s PPP loan. In June of 2021, management was made aware that the PPP loan had been forgiven, effective February 2021. “Other income, net” was presumed to be zero for the quarter ending March 31, 2021, absent direct communication from the Company’s bank, or the SBA, regarding the timing of forgiveness. Management agreed that the PPP loan had been legally forgiven in the first quarter. This error resulted in the incorrect presentation of the PPP Loan (SBA) and the accumulated deficit on the Company’s balance sheet, and other income on the Company’s Statements of Operations, as well as the related items on the Statements of Shareholders’ Equity and Statements of Cash Flows.

We evaluated the restatement in accordance with Accounting Standards Codification (ASC) 250, Accounting Changes and Error Corrections, and evaluated the materiality of the restatement on our first quarter 2021 financial statements, in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 108, Quantifying Financial Statement Errors. We concluded that the changes to the financial statements were material to the first quarter 2021 financial statements, while having no impact on the six-month results. Our conclusion was that we should restate our first quarter 2021 financial statements to reflect changes to that quarter’s net income, balance sheet categories, and the related items on the Statements of Shareholders’ Equity and the Statements of Cash Flows.

Balance Sheets	As Previously Reported Three Months Ended March 31, 2021	Correction	As Restated
PPP Loan (SBA)	$952	$(952)	$—
Total long-term liabilities liabilities - current	4,061	(952)	3,109
Accumulated deficit	(99,409)	952	(98,457)
Total Shareholder’s equity	3,132	952	4,084

Statements of Operations
Other income, net	$—	$952	$952
Net income	358	952	1,310
Net income per share (basic and diluted)	$0.01	$0.02	$0.03

Statements of Shareholders’ Equity
Net income for the three months ended March 31, 2021	$358	$952	$1,310
Total Accumulated deficit on March 31, 2021	(99,409)	952	(98,457)
Balance on March 31, 2021	3,132	952	4,084

Statements of Cash Flows
Net income(loss)	$358	$952	$1,310
Other income, PPP loan forgiveness	—	(952)	(952)

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

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2021 (as restated)	2020
Numerator: (in Thousands)
Net income (loss)	$1,310	$(167)

Denominator:
Weighted average number of basic common shares outstanding	38,221,292	38,136,792
Weighted average additional shares assuming conversion of in-the-money stock options to common shares	1,590,000	—
Weighted average number of diluted common shares outstanding	39,811,292	38,136,792

Basic earnings per common share:
Net income (loss) per share – basic	$0.03	$(0.00)
Diluted earnings per common share:
Net income (loss) per share – diluted	$0.03	$(0.00)

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

On April 17, 2020, we entered into a Promissory Note (the “PPP Note”), dated as of April 16, 2020, in favor of Libertyville in the principal amount of $952 for our loan under the Paycheck Protection Program (“PPP”).  The Company was allowed to apply for forgiveness of the amount due on the PPP Note in an amount equal to the sum of the following costs incurred during the 24-week period beginning on the date of the first disbursement of the loan: (a) payroll costs, (b) any payment of interest on a covered obligation (which shall not include any prepayment of or payment of principal on a covered mortgage obligation), (c) any payment on a covered rent obligation, and (d) any covered utility payment, calculated in accordance with the terms of the CARES Act. The principal amount of the PPP Note would have accrued interest at the rate of 1.00% per year.  Management applied for loan forgiveness in February 2021 and received notice of PPP Loan forgiveness in June, 2021.  The date that the loan was officially forgiven by the Small Business Administration was February 12, 2021, although it wasn’t communicated as such directly to management. On March 31, 2021, the balance under the PPP note was $0.

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

The Company recognized $952,000 in other income relating to the forgiveness of its Paycheck Protection Program (“PPP”) Loan by the SBA in the three months ended March 31, 2021. The Company applied for PPP Loan forgiveness in February 2021, due to management’s belief that the Company expended the proceeds of the PPP loan for forgivable purposes under the CARES Act. The loan was legally forgiven in February 2021, although the Company did not directly receive notice of PPP Loan forgiveness until June 2021.

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

On April 17, 2020, we received a loan of $952,000 from Libertyville under the Paycheck Protection Program (“PPP”).  Under the PPP, the Company applied for forgiveness of the amount due on the loan in an amount equal to the sum of the following costs incurred during the 24-week period beginning on the date of the first disbursement of the Loan: (a) payroll costs, (b) any payment of interest on a covered obligation (which shall not include any prepayment of or payment of principal on a covered mortgage obligation), (c) any payment on a covered rent obligation, and (d) any covered utility payment, calculated in accordance with the terms of the CARES Act. The Company applied for PPP Loan forgiveness in February 2021, compelled by its belief that it expended the proceeds of the PPP loan for forgivable purposes under the CARES Act. The loan was legally forgiven in February 2021, although the Company received notice of PPP Loan forgiveness in June 2021.

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

Item 4.  Controls and Procedures

Disclosure controls

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. It should be noted that in designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management necessarily was required to apply its judgment regarding the design of our disclosure controls and procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation and the re-evaluation as of the date hereof, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance, with the exception of the recognition of the PPP loan forgiveness by the SBA. Viewing this as a material weakness in its disclosure controls, management will now pursue affirmative confirmation of any future such transactions prior to filing.

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

NANOPHASE TECHNOLOGIES CORPORATION

Date: August 16, 2021	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer (principal executive officer, and principal financial officer)