Form 10-Q
period 2021-06-30
NANOPHASE TECHNOLOGIES Corp
filed 2021-08-16
CIK 883107

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2021

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

As of August 16, 2021, there were 48,501,973 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER AND SIX MONTHS ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statement

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited Consolidated Condensed)

	(in thousands except share and per share data)
	June 30,	December 31,
ASSETS	2021	2020
Current assets:
Cash	$1,077	$957
Trade accounts receivable, less allowance for doubtful accounts of $9 for both June 30, 2021 and December 31, 2020	3,396	2,932
Inventories, net	5,621	4,340
Prepaid expenses and other current assets	720	606
Total current assets	10,814	8,835
Equipment and leasehold improvements, net	3,429	2,868
Operating leases, right of use	1,785	1,827
Other assets, net	9	10
Total assets	$16,037	$13,540
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit, bank	$—	$500
Line of credit, related party	2,310	2,155
Current portion of long-term debt, related party	1,000	500
Current portion of finance lease obligations	158	177
Current portion of operating lease obligations	499	431
Accounts payable	2,623	2,126
Deferred revenue	441	411
Accrued expenses	954	484
Total current liabilities	7,985	6,784

Long-term portion of finance lease obligations	36	110
Long-term portion of operating lease obligations	1,523	1,651
Long-term convertible loan, related party	—	1,097
PPP Loan (SBA)	—	952
Asset retirement obligations	218	214
Total long-term liabilities	1,777	4,024

Contingent liabilities	—	—
Shareholders’ equity:

Preferred stock, $.01 par value, 24,088 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 55,000,000 shares authorized; 48,460,347 and 38,221,292 shares issued and outstanding on June 30, 2021 and December 31, 2020, respectively	485	382
Additional paid-in capital	104,206	102,117
Accumulated deficit	(98,416)	(99,767)
Total Shareholders’ equity	6,275	2,732
	$16,037	$13,540

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited Consolidated Condensed)

(in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Revenue:
Product revenue	$7,025	$4,141	$14,075	$8,102
Other revenue	89	194	111	272
Total revenue	7,114	4,335	14,186	8,374

Operating expense:
Cost of revenue	4,600	2,625	9,642	5,630
Gross profit	2,514	1,710	4,544	2,744

Research and development expense	536	357	1,035	729
Selling, general and administrative expense	1,018	699	2,052	1,404
Income from operations	960	654	1,457	611
Interest expense	919	122	1,058	246
Other income, net	-	-	(952)	-
Income before provision for income taxes	41	532	1,351	365
Provision for income taxes	-	-	-	-
Net income	$41	$532	$1,351	$365

Net income per basic share	$0.00	$0.01	$0.03	$0.01
Weighted average number of basic common shares outstanding	44,367,496	38,136,792	41,294,394	38,136,792

Net income per diluted share	$0.00	$0.01	$0.03	$0.01
Weighted average number of diluted common shares outstanding	46,362,496	38,201,792	43,078,394	38,186,792

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited Consolidated Condensed)

(in thousands except share data)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance on December 31, 2019	—	$—	38,136,792	$381	$101,886	$(100,756)	$1,511

Stock-based compensation	—	—	—	—	52	—	52
Net loss for the three months ended March 31, 2020	—	—	—	—	—	(167)	(167)
Balance on March 31, 2020	—	$—	38,136,792	$381	$101,938	$(100,923)	$1,396

Stock-based compensation	—	—	—	—	47	—	47
Net income for the three months ended June 30, 2020	—	—	—	—	—	532	532
Balance on June 30, 2020	—	$—	38,136,792	$381	$101,985	$(100,391)	$1,975

Balance on December 31, 2020	—	$—	38,221,292	$382	$102,117	$(99,767)	$2,732
Stock-based compensation	—	—	—	—	42	—	42
Net income for the three months ended March 31, 2021	—	—	—	—	—	1,310	1,310
Balance on March 31, 2021	—	$—	38,221,292	$382	$102,159	$(98,457)	$4,084

Stock option exercises	—	$—	143,500	$2	$76	$—	$78
Exercise of conversion rights – convertible loan, related party			10,095,555	101	1,918		2,019
Stock-based compensation	—	—	—	—	53	—	53
Net income for the three months ended June 30, 2021	—	—	—	—	—	41	41
Balance on June 30, 2021	—	$—	48,460,347	$485	$104,206	$(98,416)	$6,275

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited Consolidated Condensed)

See Notes to Consolidated Condensed Financial Statements.

	Six months ended June 30,
	2021	2020
	(in thousands)
Operating activities:
Net income	$1,351	$365
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	210	176
Loss on disposal of equipment and leasehold improvements	—	—
Share-based compensation	95	99
Gain on PPP loan forgiveness	(952)	—
Amortization of debt discount	903	134
Changes in assets and liabilities related to operations:
Trade accounts receivable	(464)	(1,240)
Inventories	(1,281)	97
Prepaid expenses and other assets	(114)	(295)
Accounts payable	239	(429)
Accrued expenses	489	127
Deferred revenue	30	(271)
Other long-term assets and liabilities	(18)	(9)
Net cash provided by (used in) operating activities	488	(1,246)

Investing activities:
Acquisition of equipment and leasehold improvements	(508)	(276)
Net cash used in investing activities	(508)	(276)

Financing activities:
Principal payments on finance leases	(93)	(116)
Proceeds from line of credit, bank	500	1,000
Payments to the line of credit, bank	(1,000)	(1,000)
Proceeds from line of credit, related party	11,975	6,860
Payments to line of credit, related party	(11,820)	(5,595)
Proceeds from term loan, related party	500	—
Proceeds from PPP / SBA loan	—	952
Proceeds from stock option exercises	78	—
Net cash provided by financing activities	140	2,101
Increase in cash and cash equivalents	120	579
Cash and cash equivalents at beginning of period	957	1,194
Cash and cash equivalents at end of period	$1,077	$1,773

Supplemental cash flow information:
Interest paid	$106	$57

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$258	$1
Conversion of $2M convertible loan, related party	$2,000	$—
Interest paid via stock issuance, convertible loan, related party	$19	$—

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited Consolidated Condensed)

(in thousands, except share and per share data or as otherwise noted herein)

(1) Basis of Presentation

The accompanying unaudited consolidated condensed interim financial statements of Nanophase Technologies Corporation (“Nanophase”, “Company”, “we”, “our”, or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of our financial position and operating results for the interim periods presented. All statements include the results from both Nanophase and our wholly-owned subsidiary, Solésence, LLC (“Solésence,” or our “Solésence® subsidiary”). Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

(3) Description of Business

Nanophase Technologies Corporation (“Nanophase,” “Company,” “we,” “our,” or “us”) is a science-driven company which, along with its wholly owned subsidiary, Solésence, LLC (our “Solésence subsidiary”), is focused in various beauty- and life-science markets. Skin health and medical diagnostics combined currently make up the great majority of our business and drive our forward growth strategy. We offer engineered materials, formulation development and commercial manufacturing through an integrated family of technologies. Our expertise in materials engineering allows us to effectively coat and disperse particles on a nano and “non-nano” scale for use in a variety of markets in skin care, including for use in sunscreens as active ingredients and as fully developed prestige skin care products, marketed and sold through our Solésence subsidiary. In terms of our life sciences focus, we have seen conditions since early 2020 lead to a significant increase in demand for our medical diagnostics ingredients. We believe that the advent of the SARS-CoV-2 (“COVID-19”) Pandemic has driven significantly increase demand for our medical diagnostics materials during 2020 and 2021. It is our expectation that future demand may not reach the same volumes, but should remain greater than historic demand experienced prior to 2020. Additionally, we continue to sell products in markets for architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, and surface finishing technologies (polishing) applications— all of which, along with medical diagnostics, fall into the advanced materials product category.

We target markets, primarily related to skin health products and ingredients, and diagnostic life sciences ingredients where we believe our materials and products offer practical and competitive minerals-based solutions. We traditionally work closely with current customers in these target markets to identify their material and performance requirements and market our materials to various end-use applications manufacturers, and our Solésence® products to cosmetics and skin care brands. Over the past few years, we have expanded our marketing efforts for our Solésence products and have seen customers responding to our successful products being sold into their markets. Recently developed technologies have made certain new products possible and opened potential new markets. During 2015 we were granted a patent on a new type of particle surface treatment (coating) — now called Active Stress Defense ™ Technology — which became the cornerstone of our new product development in personal care, with first revenue recognized during 2016. In addition, through the creation of our Solésence subsidiary, we utilize this particle surface treatment to manufacture and sell fully developed solutions to targeted customers in the skin care industry, in addition to the ingredients we have traditionally sold in the personal care area.

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

(5) Earnings Per Share

Options to purchase approximately 1,995,000 and 1,784,000 shares of common stock that were outstanding as of June 30, 2021 were included in the computation of earnings per share for the three months and six months ended June 30, 2021, respectively. Options to purchase approximately 65,000 and 50,000 shares of common stock that were outstanding as of June 30, 2020 were included in the computation of earnings per share for the three months and six months ended June 30, 2020, respectively.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator: (in Thousands)
Net income	$41	$532	$1,351	$365

Denominator:
Weighted average number of basic common shares outstanding	44,367,496	38,136,792	41,294,394	38,136,792
Weighted average additional shares assuming conversion of in-the-money stock options to common shares	1,995,000	65,000	1,784,000	50,000
Weighted average number of diluted common shares outstanding	46,362,496	38,201,792	43,078,394	38,186,792

Basic earnings per common share:
Net income per share – basic	$0.00	$0.01	$0.03	$0.01
Diluted earnings per common share:
Net income per share – diluted	$0.00	$0.01	$0.03	$0.01

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

Our financial instruments include cash, any cash equivalents, accounts receivable, accounts payable and accrued expenses, along with the promissory note with no related borrowings described in Note 7, any borrowings on the working capital line of credit from Libertyville Bank and Trust, and any borrowings on the working capital line of credit and the term loan from Beachcorp, LLC, described in Note 7 below. The fair values of all financial instruments were not materially different from their carrying values.

There were no financial instruments adjusted to fair value on June 30, 2021 and December 31, 2020.

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

We have a Business Loan Agreement with Libertyville Bank and Trust Company, a Wintrust Community Bank (“Libertyville”). Under the Business Loan Agreement, Libertyville will provide a maximum of (i) $500 or (ii) two times the sum of (a) 75% our eligible accounts receivables and (b) our cash deposited with Libertyville, whichever is less, of revolving credit to us, collateralized by a senior priority lien on our accounts receivable, inventory, equipment, general intangibles, and fixtures. Interest is payable monthly on any advances at a floating interest rate of the prime rate at the time plus 1%. We must have $500 in cash, inclusive of the borrowed amount, at Libertyville on the date of any advance. Advances may only occur at the beginning or end of a fiscal quarter and must be repaid in full within five business days of the advance. There were no amounts due under the Business Loan Agreement as of June 30, 2021.

On November 16, 2018, we entered into a Business Loan Agreement (the “Master Agreement”) with Beachcorp, LLC. Beachcorp, LLC is managed by Bradford T. Whitmore, who, together with his affiliate Grace Investments, Ltd., beneficially owned approximately 62% of the outstanding shares of our common stock as of June 30, 2021. At inception, the Master Agreement related to two loan facilities, each evidenced by a separate promissory note dated November 16, 2018: a term loan to the Company of $500 which was disbursed in a single advance (the “Term Loan”) with a fixed annual interest rate of 8.25%, payable quarterly, accruing from the date of such advance and with principal initially due on December 31, 2020; and an asset-based revolving loan facility for the Company of up to $2,000 (the “Revolver Facility”), with floating interest accrued at the prime rate plus 3% (8.25% minimum) per year, with a borrowing base consisting of qualified accounts receivable of the Company, and with all principal and accrued interest due March 31, 2020. On March 23, 2020, the Company and Beachcorp, LLC executed the First Amendment to our Master Agreement that extended the maturities of both the Term Loan and the Revolver Facility to March 31, 2021. Effective September 8, 2020, the Company and Beachcorp, LLC executed the Second Amendment to our Master Agreement that expanded the limit on the Revolver Facility from $2,000 to $2,750. On December 23, 2020, the Company and Beachcorp, LLC executed the Third Amendment to our Master Agreement that expanded the limit on the Revolver Facility from $2,750 to $4,000 and extended the maturities of both the Term Loan and the Revolver Facility to March 31, 2022. On April 21, 2021, the Company and Beachcorp, LLC executed the Fourth Amendment to our Master Agreement that expanded the limit on the Revolver Facility from $4,000 to $6,000, extended its maturity to March 31, 2023, and reduced interest on outstanding borrowings from the prime rate plus 3%, with an 8.25% minimum floor, to the prime rate plus 2%, with no minimum rate floor. Additionally, the Fourth Amendment increased the amount of the Term Loan from $500 to $1,000, and its fixed interest rate was reduced from 8.25% per year to 5.25% per year. The maturity date of the Term Loan remains March 31, 2022. The Term Loan and Revolver Facility are secured by all the unencumbered assets of the Company and subordinated to Libertyville’s secured interest under the Business Loan Agreement. The Master Agreement substantially restricts the Company’s ability to incur additional indebtedness during the terms of both the Term Loan and the Revolver Facility.

On November 20, 2019, we entered into a 2% Secured Convertible Promissory Note with Bradford T. Whitmore in the principal amount of $2,000 (the “Convertible Note”). The principal amount was payable in a single payment on May 15, 2024 (the “Maturity Date”). The principal amount of the Convertible Note accrued interest at the rate of 2.0% per year, which interest was payable semi-annually on the 15th day of May and November, commencing on May 15, 2020. The principal amount and, at the holder’s option, accrued interest under the Convertible Note was convertible at the holder’s option into additional shares of the Company’s common stock in whole or in part and from time to time up to the Maturity Date at a conversion price of $0.20 per share. The convertible note contained a beneficial conversion feature since the Company’s stock was trading at $0.32 per share on the date the Company entered into the agreement. The intrinsic value of the beneficial conversion feature was $1.2 million on November 20, 2019 and was recorded as a discount on the convertible note. The discount was to be accreted to the convertible note over the life of the note using the straight-line method. The offset to these discounts was interest expense. Mr. Whitmore chose to exercise his conversion rights effective May 7, 2021, requesting that any accrued interest be paid him in the form of shares, as allowed in the Convertible Note. In addition to the 10,000,000 shares issued upon conversion, the Company issued 95,555 shares of additional stock to Mr. Whitmore in lieu of cash for the $19 in accrued interest owed at May 7, 2021. For the three and six months ended June 30, 2021, the Company accreted interest of $836 and $903, respectively, with the acceleration of the balance of the convertible discount being recorded in May, 2021. For the three and six months ended June 30, 2020, the Company accreted $67 and $134, respectively. The balance on the convertible note was $0 and $1097 at June 30, 2021 and December 31, 2020, respectively. At December 31, 2020, the balance shown was net of discounts of $903.

On June 30, 2021, the balance on the term loan was $1,000, and the balance on the Revolver Facility was $2,310. In the six months ended June 30, 2021, and 2020, there was $107 and $69, respectively, in interest expense relating to these credit facilities held by Beachcorp, LLC. The accrued interest expense balance on these related party credit facilities amounted to $17, and $20, at June 30, 2021 and December 31, 2020, respectively. The obligations under the Convertible Note were secured by a security interest in all of the Company’s personal property pursuant to a Commercial Security Agreement among Mr. Whitmore, the Company and Solésence, LLC, the Company’s sole subsidiary. Given that Beachcorp, LLC is an affiliate of Mr. Whitmore, this amounts to all of this interest being owed to a related party. On June 30, 2021 borrowings were within the credit agreement limit with an additional $890 available. The balance of borrowing base, loan amount, and any excess payments required over the available borrowing base will change as frequently as daily, given the operational nature of the elements of the Revolver Facility.

On April 17, 2020, we entered into a Promissory Note (the “PPP Note”), dated as of April 16, 2020, in favor of Libertyville in the principal amount of $952 for our loan under the Paycheck Protection Program (“PPP”). The Company was allowed to apply for forgiveness of the amount due on the PPP Note in an amount equal to the sum of the following costs incurred during the 24-week period beginning on the date of the first disbursement of the loan: (a) payroll costs, (b) any payment of interest on a covered obligation (which shall not include any prepayment of or payment of principal on a covered mortgage obligation), (c) any payment on a covered rent obligation, and (d) any covered utility payment, calculated in accordance with the terms of the CARES Act. The principal amount of the PPP Note would have accrued interest at the rate of 1.00% per year. Management applied for loan forgiveness in February 2021 and received notice of PPP Loan forgiveness in June, 2021. The date that the loan was officially forgiven by the Small Business Administration was February 12, 2021, although it wasn’t communicated as such directly to management. On June 30, 2021, the balance under the PPP note was $0.

(8) Inventories

Inventories consist of the following:

	June 30, 2021	December 31, 2020

Raw materials	$4,103	$2,825
Finished goods	1,548	1,545
	5,651	4,370
Allowance for excess inventory quantities	(30)	(30)
	$5,621	$4,340

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

As of June 30, 2021, the operating lease right-of-use “ROU” asset had a balance of $1,785 which is included in the “Operating lease right-of-use assets” line item of these condensed consolidated financial statements and current and non-current lease liabilities related to the ROU asset of $499 and $1,523 respectively. As of December 31, 2020, the ROU asset had a balance of $1,827 which is included in the “Operating lease right-of-use assets” line item of these condensed consolidated financial statements and current and non-current lease liabilities related to the ROU asset of $431 and $1,651 respectively. These are included in the “Current portion of operating lease obligations” and “Long-term operating lease obligations, net of current portion” line items of these condensed consolidated financial statements. The discount rates used for leases accounted for under ASC 842 are based on an interest rate yield curve developed for the leases in the Company’s portfolio.

The office leases contain variable lease payments which consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$14	$20	$28	$37
Interest on finance lease liabilities	5	10	11	21
Total finance lease costs	$19	$30	$39	$58
Operating lease cost components:
Operating lease cost	$146	$145	$290	$285
Variable lease cost	29	56	60	83
Short-term lease cost	11	10	21	12
Total operating lease costs	186	211	371	380
Total lease cost	$205	$241	$410	$438

Supplemental cash flow information related to leases is as follows for the six months period ended June 30:

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$368	$346

Weighted-average remaining lease term-finance leases (in years)	1.1	1.7
Weighted-average remaining lease term-operating leases (in years)	2.9	2.7
Weighted-average discount rate-finance leases	9.3%	9.3%
Weighted-average discount rate-operating leases	13.4%	14.6%

The future maturities of the Company’s finance and operating leases as of June 30, 2021 is as follows:

	Finance Leases	Operating Leases	Total
2021	$96	$374	$470
2022	109	761	870
2023	5	747	752
2024	—	636	636
2025	—	42	42
2026 and thereafter	—	2	2
Total payments	$210	$2,562	$2,772
Less amounts representing interest	(12)	(540)	(552)
Total minimum payments required:	$198	$2,022	$2,220

The future maturities of the Company’s finance and operating leases as of June 30, 2020 is as follows:

	Finance Leases	Operating Leases	Total
2020	$119	$344	$463
2021	196	701	897
2022	109	720	829
2023	5	705	710
2024	—	595	595
2025 and thereafter	—	1	1
Total payments	$429	$3,066	$3,495
Less amounts representing interest	(39)	(798)	(837)
Total minimum payments required:	$390	$2,268	$2,658

(10) Share-Based Compensation

We follow FASB ASC Topic 718, Compensation – Stock Compensation, in which compensation expense is recognized only for share-based payments expected to vest. We recognized compensation expense related to stock options of $53 and $95 for the three and six months ended June 30, 2021, respectively, compared to $47 and $99 for the three and six months ended June 30, 2020, respectively.

As of June 30, 2021, there was approximately $152 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 1.7 years.

Stock Options and Stock Grants

During the six months ended June 30, 2021, 143,500 stock options were exercised, while no stock options were exercised for the same period in 2020. During the six months ended June 30, 2021, no stock options were granted, compared to 535,000 stock options granted during the same period in 2020. During the six months ended June 30, 2021, 220,800 stock options expired compared to 438,840 for the same period in 2020. For the six months ended June 30, 2021, 32,500 stock options were forfeited compared to 173,634 stock options being forfeited for the same period in 2020. We had 3,049,150 stock options outstanding at a weighted average exercise price of $0.53 on June 30, 2021, compared to 3,636,000 stock options outstanding at a weighted average exercise price of $0.57 on June 30, 2020.

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for stock options granted during the three month and six-month periods presented:

For the three months ended	June 30, 2021	June 30, 2020
Weighted-average risk-free interest rates	n/a	n/a
Dividend yield	n/a	n/a
Weighted-average expected life of the option	n/a	n/a
Weighted-average expected stock price volatility	n/a	n/a
Weighted-average fair value of the options granted	n/a	n/a

For the six months ended	June 30, 2021	June 30, 2020
Weighted-average risk-free interest rates	n/a	0.5%
Dividend yield	-	-
Weighted-average expected life of the option	n/a	4.5 years
Weighted-average expected stock price volatility	n/a	94%
Weighted-average fair value of the options granted	n/a	n/a

As of June 30, 2021, we did not have any unvested restricted stock or performance shares outstanding.

(11) Significant Customers and Contingencies

Revenue from five customers constituted approximately 25%, 17%, 15%, 10%, and 8%, respectively, of our total revenue for the three months ended June 30, 2021. For the six months ended June 30, 2021, revenue from the same five customers was approximately 22%, 17%, 13%, 13% and 16%, respectively. Amounts included in accounts receivable on June 30, 2021 relating to these five customers were approximately $609, $422, $1,048, $194 and $106, respectively. Revenue from these five customers constituted approximately 32%, 7%, 13%, 26% and 0%, respectively, of our total revenue for the three months ended June 30, 2020. For the six months ended June 30, 2020, revenue from the same five customers was approximately 39%, 11%, 14%, 16% and 0%, respectively. Amounts included in accounts receivable on June 30, 2020 relating to these five customers were approximately $366, $26, $479, $811 and $0, respectively. The loss of one of these significant customers, a significant decrease in revenue from one or more of these customers, or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

We currently have exclusive supply agreements with BASF Corporation (“BASF”), our largest customer, that have contingencies outlined which could potentially result in the license of technology and/or the sale of production equipment from the Company to the customer intended to provide capacity sufficient to meet the customer’s production needs. This outcome may occur if we fail to meet certain performance requirements, certain other obligations and/or certain financial condition covenants. The financial condition covenants in one of our supply agreements with BASF “trigger” a technology transfer right (license and equipment sale at BASF’s option) in the event (a) that earnings for the twelve-month period ending with our most recently published quarterly financial statements are less than zero and a minimum of $1 million in total of certain assets of which at least $500 must be in cash, cash equivalents and certain investments, with the balance being composed of certain inventory and receivables, is not maintained or (b) of an acceleration of any debt maturity having a principal amount of more than $10 million. There are certain minimum finished goods inventory requirements, including certain finished goods inventory levels as “safety stock,”, in order to maintain the $500 non-cash component discussed above. Should our safety stock fall below the prescribed amount of material, the quarter-end cash requirement would revert to $1,000 in cash, cash equivalents, and certain investments. The safety stock requirement may be adjusted upon mutual agreement.

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

We believe that we should have sufficient cash and credit availability (See the description of the Business Loan Agreement with Libertyville and the Master Agreement with Beachcorp, LLC in Note 7) to operate our business during 2021, but this is dependent on several things over which we have limited control. If a triggering event were to occur and BASF elected to proceed with the license and related equipment sale mentioned above, we would receive royalty payments from this customer for products sold using our technology; however, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by our agreement with the customer. Similar consequences would occur if we were determined to have materially breached certain other provisions of the supply agreement with BASF. Any such event would also likely result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success, and it could be difficult to replace them quickly. Given the occurrence of any such event, we might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on us. Finally, any shortfall in capital needed to operate the business as management intends, including with respect to avoiding this triggering event as described above, may result in a curtailment of certain activities or anticipated investments.

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

 (12) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $1,138 and $2,423 for the three and six months ended June 30, 2021, respectively, compared to $1,201 and $1,505 for the three and six months ended June 30, 2020, respectively. All of this revenue was product revenue.

Our Operations comprise a single business segment and all our long-lived assets are located within the United States. We categorize our revenue stream into three main product categories, Personal Care Ingredients, Advanced Materials and Solésence®. The revenues for the three months and six months ended June 30, 2021 and 2020, by category, are as follows:

	For the three months ended June 30		For the six months ended June 30
Product Category	2021	2020	2021	2020
Personal Care Ingredients	$1,780	$1,505	$3,176	$3,437
Advanced Materials	835	1,512	2,213	2,096
Solésence®	4,499	1,318	8,797	2,841
Total Revenue	$7,114	$4,335	$14,186	$8,374

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nanophase is a skin health focused company whose primary products are fully developed prestige skin care formulations, marketed and sold through our Solésence subsidiary, enabled by our proprietary Active Pharmaceutical Ingredients (“APIs”) which are also marketed as APIs for sale to manufacturers of other types of skin health products, including sunscreens and daily care products. In terms of the balance of our life sciences focus, we have seen conditions since early 2020 lead to a significant increase in demand for our medical diagnostics ingredients, which are used in testing for various viruses, most notably COVID-19. Additionally, we continue to sell products in markets for architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, and surface finishing technologies (polishing) applications— all of which, along with medical diagnostics, currently fall into the advanced materials product category.

Leveraging a platform of integrated patented and proprietary technologies, we create products with unique performance to enhance consumers’ health and well-being. We offer soup-to-nuts production, from engineered materials, formulation development, and finished product development to commercial manufacturing and packaging capabilities. Our expertise in materials engineering allows us to effectively coat and disperse materials on a nano and “non-nano” scale for use in a variety of markets in skin health, including for use in sunscreens as APIs and as fully developed prestige skin care products, marketed and sold through our Solésence beauty science subsidiary. We believe that we have developed technological advantages with respect to our APIs sold for use as ingredients, while our Solésence beauty science technologies lead to enhanced efficacy in our finished products.

We believe that the advent of the SARS-CoV-2 (“COVID-19”) Pandemic has driven significantly increase demand for our medical diagnostics materials during 2020 and 2021. It is our expectation that future demand may not reach the same volumes, but should remain greater than historic demand experienced prior to 2020.   Polymerase Chain Reaction (“PCR”) testing for various viruses, most notably “COVID-19,” has become a critical use of our technology in the life science space. While it is difficult to predict to what extent the increased demand for our medical diagnostic materials used in COVID-19 testing will continue, we believe that our deep expertise in materials science has created advantages that enable performance in certain tests that may not be achievable through other materials. Outside of life science, we continue to sell advanced materials for use in legacy applications, all of which, along with medical diagnostics, currently fall into the advanced materials product category.

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

Nanophase and Solésence, are now focusing our combined business-, ingredient-, and product-development capabilities on products with unique performance that enhance consumers’ wellbeing through beauty science and life science applications — in skin health and medical diagnostics, respectively. While we will continue to produce and sell materials to our other advanced materials customers, it is not our strategic focus. We may develop additional technologies or find unique applications outside of our core markets in the future, but to maximize the use of our resources today, we plan on expanding efforts in areas where we have proven we can deliver innovation and growth.

Results of Operations

Total revenue increased to $7,114 for the three months ended June 30, 2021, compared to $4,335 for the same period in 2020. Total revenue increased to $14,186 for the six months ended June 30, 2021 from $8,374 for the same period in 2020. A substantial majority of our revenue for both periods was from our five largest customers, in particular, sales to our largest customer in skin care and sunscreen applications, medical diagnostics, and now finished skin health products marketed through our Solésence subsidiary. Product revenue, the primary component of our total revenue, increased to $7,025 for the three months ended June 30, 2021, compared to $4,141 during the same period of 2020. Product revenue increased to $14,075 for the six months ended June 30, 2021 from $8,102 for the same period in 2020. This increase was due to continued growth in the adoption of our Solésence® products, along with a small increase in our API sales to our largest customer in our personal care ingredients business, and a three-month decrease and a modest six-month increase in our medical diagnostics materials.

Other revenue decreased to $89 and $111 for the three- and six-month periods ended June 30, 2021, compared to $194 and $272 for the same periods in 2020, respectively. Other revenue is typically comprised primarily of developmental or licensing fees.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $4,600 for the three months ended June 30, 2021, compared to $2,625 for the same period in 2020. Cost of revenue increased to $9,642 for the six months ended June 30, 2021, compared to $5,630 for the same period in 2020. The increase in cost of revenue was primarily driven by increased volume and price inflation on materials and manufacturing inefficiencies related to Solésence® product launches. While we typically pass through costs to our customers, we sometimes cannot pass through 100% of pricing increases on raw materials, and even with pass throughs, our gross margin percentage is negatively impacted by higher material costs. We expect to continue new advanced material development relating to personal care ingredients and for our formulated Solésence® products during 2021 and beyond.

At current revenue levels we have generated a positive gross margin, though margins can be impeded by the cyclicality of our demand, often leading to the Company not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers. Another issue relating to demand cyclicality is that we have seen our lack of burst capacity creating strains, in terms of people and costs, when new product launches occur at the same time that we are experiencing demand from previously launched products. Since late 2020, the Company has found itself in a situation where our ability to produce and ship materials has been exceeded by customer demand. It is a key area of focus to increase throughput first, followed quickly by increased cost efficiency once we can achieve greater scale. We believe that our current fixed manufacturing cost structure is sufficient to support higher levels of revenue volume, but will need to be enhanced moving in to 2022 to accommodate what we expect to be additional growth. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to cut costs and pass commodity market-driven raw materials increases on to customers, and the speed and efficiency with which we are able to scale up production for our Solésence products. We expect that, as product revenue volume increases, our fixed manufacturing costs will be more efficiently absorbed, which should lead to increased margins as we grow. While additional production capacity is our most critical operational issue today, we expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets, but may or may not realize absolute dollar gross margin growth through 2021 and beyond, dependent upon the factors discussed above.

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

Research and development expense increased to $536 for the three months ended June 30, 2021, compared to $357 for the same period in 2020. For the six months ended June 30, 2021 research and development expense increased to $1,035, compared to $729 for the same period in 2020. Management expects research and development expense to grow incrementally during the balance of 2021.

Selling, general and administrative expense increased to $1,017 for the three months ended June 30, 2021, compared to $699 for the same period in 2020. For the six months ended June 30, 2021, selling, general and administrative expense increased to $2,051, compared to $1,404 for the same period in 2020.

For both the three- and six-month periods in 2021, compensation expense was up generally due to a reorganization of some of the functions in this area and the addition of resources required to continue to execute on our growth plan.  Marketing expenses were up primarily due to tradeshow deposits and additional market research expenses. Travel and entertainment expenses have been down as a product of the ongoing Covid-19 pandemic and its impact on air travel, live trade shows, and in-person meetings, which we expect to change, assuming the travel environment stabilizes.

The Company recognized $952 in other income relating to the forgiveness of its Paycheck Protection Program (“PPP”) Loan by the SBA in the six months ended June 30, 2021. The Company applied for PPP Loan forgiveness in February 2021, due to management’s belief that the Company expended the proceeds of the PPP loan for forgivable purposes under the CARES Act. The loan was legally forgiven in February 2021, although the Company did not directly receive notice of PPP Loan forgiveness until June 2021.

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

Liquidity and Capital Resources

Our cash and cash equivalents amounted to $1,077 on June 30, 2021, compared to $957 on December 31, 2020 and $1,773 on June 30, 2020. The net cash provided by our operating activities was $488 for the six months ended June 30, 2021, compared to $1,246 of net cash used in our operating activities for the same period in 2020. The net cash provided during the six months ended June 30, 2021 was a function of increased profits and an increase in account payable, somewhat offset by a large increase in inventory and an increase in accounts receivable. Cash used during the six months ended June 30, 2020 was driven primarily by a significant increase in accounts receivable at the end of the period. Net cash used in investing activities, which was attributable to expenditures on capital equipment for both periods, was $508 during six months ended June 30, 2021, compared to $276 for the six months ended June 30, 2020.

Net cash provided by financing activities was $140 during the six months ended June 30, 2021, compared to $2,101 for the six months ended June 30, 2020. On March 23, 2020, the Company and Beachcorp, LLC executed the First Amendment to our Master Agreement that extends the maturities of both the Term Loan and the Revolver Facility to March 31, 2021. Effective September 8, 2020, the Company and Beachcorp, LLC executed the Second Amendment to our Master Agreement that expands the limit on the Revolver Facility from $2,000 to $2,750. On December 23, 2020, the Company and Beachcorp, LLC executed the Third Amendment to our Master Agreement that expands the limit on the Revolver Facility from $2,750 to $4,000 and extends the maturities of both the Term Loan and the Revolver Facility to March 31, 2022. On April 21, 2021, the Company and Beachcorp, LLC executed the Fourth Amendment to our Master Agreement that expands the limit on the Revolver Facility from $4,000 to $6,000, extends its maturity to March 31, 2023, and reduces interest on outstanding borrowings from the prime rate plus 3%, with an 8.25% minimum floor, to the prime rate plus 2%, with no minimum rate floor.  Additionally, the Fourth Amendment increased the amount of the Term Loan from $500 to $1,000, and its fixed interest rate was reduced from 8.25% per year to 5.25% per year. The maturity date of the Term Loan remains March 31, 2022.

We paid $93 for principal on finance lease obligations during the six months ended June 30, 2021 compared to $116 in the same period in 2020. The balance of the line of credit with Libertyville was $0 at June 30, 2021, compared to $500 at December 31, 2020. When money is borrowed, the line of credit is repaid during the month following the end of the reporting period. This line of credit expired on April 4, 2021 and was extended to April 4, 2022 in May 2021, with an effective date of April 4, 2021. During the six months ending June 30, 2021, we drew $11,975, of which $11,820 was repaid under the Master Agreement. The net borrowings for the six months ended June 30, 2021 were $155. During the six months ending June 30, 2020, we drew $6,860, of which $5,595 was repaid under the Master Agreement. The net borrowings for the six months ending June 30, 2020 were $1,265. Accretion related to the Secured Convertible Promissory Note to Bradford T. Whitmore was $836 and $134 for the six months ending June 30, 2021 and 2020, respectively. The balance of this long-term convertible loan was $0 and $1,097 at June 30, 2021, and at December 31, 2020, respectively. Mr. Whitmore chose to exercise his conversion rights effective May 7, 2021, requesting that any accrued interest be paid him in the form of shares, as allowed in the Convertible Note. This exercise resulted in the accelerated recognition of the remaining discount on the Convertible Note, all of which was recognized as interest expense in the second quarter of 2021.

On April 17, 2020, we received a loan of $952 from Libertyville under the Paycheck Protection Program (“PPP”).  Under the PPP, the Company applied for forgiveness of the amount due on the loan in an amount equal to the sum of the following costs incurred during the 24-week period beginning on the date of the first disbursement of the Loan: (a) payroll costs, (b) any payment of interest on a covered obligation (which shall not include any prepayment of or payment of principal on a covered mortgage obligation), (c) any payment on a covered rent obligation, and (d) any covered utility payment, calculated in accordance with the terms of the CARES Act. The Company applied for PPP Loan forgiveness in February 2021, compelled by its belief that it expended the proceeds of the PPP loan for forgivable purposes under the CARES Act. The loan was legally forgiven in February 2021, although the Company received notice of PPP Loan forgiveness in June 2021.

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. The most restrictive financial covenants under these agreements require that we maintain a minimum of $1,000 in certain current assets; which may be composed of no less than $500 cash, cash equivalents, and certain investments, no more than a combined $500 of certain related inventory, of which no more than $250 can be raw material, and certain receivables, and that we not have the acceleration of any debt maturity having a principal amount of more than $10 million, in order to avoid triggering the customer’s potential right to transfer certain technology and equipment to that customer at a contractually-defined price.  We had approximately $1,077 in cash on June 30, 2021. This supply agreement and its covenants are more fully described in Note 11, and our credit facilities are more fully described in Note 7, to our Financial Statements in Part I, Item 1 of this Form 10-Q.

We believe that cash from operations and cash on hand, in addition to unused borrowing capacity, which has recently been increased (see Note 7 to the Financial Statements), may not be adequate to fund our operating plans through 2021. We are working to reduce these risks, but some of this is dependent on several things over which we have limited control. We have seen an increase in sales of our Solésence products through 2020, and the first half of 2021, which we expect to continue in to 2022. If that does continue, we will require additional investment in working capital. Given these issues, and other commercial realities, we are monitoring the additional working capital demands that this could create as we continue to execute on our Solésence growth strategy. The timing of cash flows is critical. If cash generated from operations is not materially consistent with our plans, we believe that we may need to seek additional funding to address working capital demands. This uncertainty has caused us to be unable to assert that, for the next twelve months, we have enough current cash and guaranteed access to financing to fund operations, and to continue with our current growth strategy in terms of investment in capital equipment and in operating expenses related to Solésence, without securing additional financing. We believe that we will be able to secure additional financing if needed, but we do not have any additional financing commitments in place as of today. However, we may not be able to secure additional financing in a timely manner under commercially reasonable terms, or at all. If we are unable to secure additional financing, the operations of the Company might need to be curtailed to a certain degree, and we would need to delay capital expenditures related to our Solésence growth strategy, which could impede growth later in 2021 and 2022.

Our actual future capital requirements in 2021 and beyond will depend on many factors, including customer acceptance of our current and potential finished Solésence  products, APIs sold as ingredients in to the skin health markets, medical diagnostics ingredients, and other engineered materials, applications, and products, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell these products and ingredients. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, we expect that capital spending relating to currently known capital needs during the balance of 2021 will be between $900 and $1,600. If those projects are delayed or ultimately prove unsuccessful, or if we fail to be able to support the additional cost of funding them in the near term, we expect our capital spending may fall below the lower end of the range. Similarly, substantial success in business development projects may cause the actual 2021 capital investment to exceed the top of this range.

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

On December 31, 2020, we had a net operating loss carryforward of approximately $67 million for income tax purposes. Because the Company may have experienced “ownership changes” within the meaning of the U.S. Internal Revenue Code (“IRC”) in connection with its various prior equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the IRC. If not utilized, approximately $62 million of the carryforward will expire between 2021 and 2037. Given changes to the IRC, net operating loss carryforwards generated after January 1, 2018 do not expire, therefore, $5 million in net operating losses generated since January 1, 2018 will not expire.

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

Internal control over financial reporting

The Company’s management, including the CEO (who is also currently acting as both the Company’s principal executive officer and the Company’s principal financial officer), confirm that there was no change in the Company’s internal control, other than pursuing affirmative confirmation of future singular transactions, similar to the PPP Loan forgiveness, over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any pending legal proceedings or claims that we believe will result in a material adverse effect on our business, financial condition, or operating results.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

           None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101	The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Shareholders Equity, (4) the Statements of Cash Flows, and (5) the Notes to Unaudited Consolidated Condensed Financial Statements.

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