Form 10-Q
period 2021-09-30
NANOPHASE TECHNOLOGIES Corp
filed 2021-11-04
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
the Securities Exchange Act of 1934

For the transition period from to _______ to _______

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

As of November 4, 2021, there were 48,725,473 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited Consolidated Condensed)

	(in thousands except share and per share data)
ASSETS	September 30, 2021	December 31, 2020
Current assets:
Cash	$1,380	$957
Trade accounts receivable, less allowance for doubtful accounts of $9 for both September 30, 2021 and December 31, 2020	4,723	2,932
Inventories, net	6,327	4,340
Prepaid expenses and other current assets	698	606
Total current assets	13,128	8,835
Equipment and leasehold improvements, net	4,014	2,868
Operating leases, right of use	1,679	1,827
Other assets, net	9	10
Total assets	$18,830	$13,540
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit, bank	$—	$500
Line of credit, related party	3,740	2,155
Current portion of long-term debt, related party	1,000	500
Current portion of finance lease obligations	137	177
Current portion of operating lease obligations	521	431
Accounts payable	2,436	2,126
Deferred revenue	388	411
Accrued expenses	1,251	484
Total current liabilities	9,473	6,784

Long-term portion of finance lease obligations	11	110
Long-term portion of operating lease obligations	1,385	1,651
Long-term convertible loan, related party	—	1,097
PPP Loan (SBA)	—	952
Asset retirement obligations	220	214
Total long-term liabilities	1,616	4,024

Contingent liabilities	—	—
Shareholders’ equity:

Preferred stock, $.01 par value, 24,088 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 55,000,000 shares authorized; 48,725,473 and 38,221,292 shares issued and outstanding on September 30, 2021 and December 31, 2020, respectively	487	382
Additional paid-in capital	104,307	102,117
Accumulated deficit	(97,053)	(99,767)
Total Shareholders’ equity	7,741	2,732
Total liabilities and shareholder’s equity	$18,830	$13,540

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited Consolidated Condensed)

(in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Revenue:
Product revenue	$7,896	$3,827	$21,971	$11,929
Other revenue	28	61	139	333
Total revenue	7,924	3,888	22,110	12,262

Operating expense:
Cost of revenue	4,946	2,201	14,588	7,832
Gross profit	2,978	1,687	7,522	4,430

Research and development expense	635	405	1,670	1,134
Selling, general and administrative expense	942	730	2,994	2,133
Income from operations	1,401	552	2,858	1,163
Interest expense	38	122	1,096	368
Other income, net	—	—	(952)	—
Income before provision for income taxes	1,363	430	2,714	795
Provision for income taxes	—	—	—	—
Net income	$1,363	$430	$2,714	$795

Net income per basic share	$0.03	$0.01	$0.06	$0.02
Weighted average number of basic common shares outstanding	48,566,431	38,141,741	43,756,300	38,138,453

Net income per diluted share	$0.03	$0.01	$0.06	$0.02
Weighted average number of diluted common shares outstanding	50,728,431	38,432,741	45,726,300	38,228,453

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited Consolidated Condensed)

(in thousands except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance on December 31, 2019	—	$—	38,136,792	$381	$101,886	$(100,756)	$1,511

Stock-based compensation	—	—	—	—	52	—	52
Net loss for the three months ended March 31, 2020	—	—	—	—	—	(167)	(167)
Balance on March 31, 2020	—	$—	38,136,792	$381	$101,938	$(100,923)	$1,396

Stock-based compensation	—	—	—	—	47	—	47
Net income for the three months ended June 30, 2020	—	—	—	—	—	532	532
Balance on June 30, 2020	—	$—	38,136,792	$381	$101,985	$(100,391)	$1,975

Stock option exercises	—	$—	78,227	$1	$22	$—	$23

Stock-based compensation	—	—	—	—	48	—	48
Net income for the three months ended September 30, 2020	—	—	—	—	—	430	430
Balance on September 30, 2020	—	$—	38,215,069	$382	$102,055	$(99,961)	$2,476

Balance on December 31, 2020	—	$—	38,221,292	$382	$102,117	$(99,767)	$2,732
Stock-based compensation	—	—	—	—	42	—	42
Net income for the three months ended March 31, 2021	—	—	—	—	—	1,310	1,310
Balance on March 31, 2021	—	$—	38,221,292	$382	$102,159	$(98,457)	$4,084

Stock option exercises	—	$—	143,500	$2	$76	$—	$78
Exercise of conversion rights – convertible loan, related party			10,095,555	101	1,918		2,019
Stock-based compensation	—	—	—	—	53	—	53
Net income for the three months ended June 30, 2021	—	—	—	—	—	41	41
Balance on June 30, 2021	—	$—	48,460,347	$485	$104,206	$(98,416)	$6,275

Issuances of shares and stock option exercises	—	$—	265,126	$2	$72	$—	$74

Stock-based compensation	—	—	—	—	29	—	29

Net income for the three months ended September 30, 2021	—	—	—	—	—	1,363	1,363
Balance on September 30, 2021	—	$—	48,725,473	$487	$104,307	$(97,053)	$7,741

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited Consolidated Condensed)

	Nine months ended September 30,
	2021	2020
	(in thousands)
Operating activities:
Net income	$2,714	$795
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	328	265
Share-based compensation	124	147
Gain on PPP loan forgiveness	(952)	—
Amortization of debt discount	903	200
Changes in assets and liabilities related to operations:
Trade accounts receivable	(1,791)	(1,481)
Inventories	(1,988)	(1,030)
Prepaid expenses and other assets	(91)	(332)
Accounts payable	282	(284)
Accrued expenses	791	267
Deferred revenue	(23)	(266)
Other long-term assets and liabilities	(28)	(13)
Net cash provided by (used in) operating activities	269	(1,732)

Investing activities:
Acquisition of equipment and leasehold improvements	(1,445)	(448)
Net cash used in investing activities	(1,445)	(448)

Financing activities:
Principal payments on finance leases	(139)	(172)
Proceeds from line of credit, bank	500	1,500
Payments to the line of credit, bank	(1,000)	(1,500)
Proceeds from line of credit, related party	19,525	10,390
Payments to line of credit, related party	(17,939)	(9,073)
Proceeds from term loan, related party	500	—
Proceeds from PPP / SBA loan	—	952
Proceeds from stock option exercises	152	23
Net cash provided by financing activities	1,599	2,120
Increase in cash and cash equivalents	423	(60)
Cash and cash equivalents at beginning of period	957	1,194
Cash and cash equivalents at end of period	$1,380	$1,134

Supplemental cash flow information:
Interest paid	$178	$152

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$28	$204
Conversion of $2M convertible loan, related party	$2,000	$—
Interest paid via stock issuance, convertible loan, related party	$19	$—

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited Consolidated Condensed)

(in thousands, except share and per share data or as otherwise noted herein)

(1) Basis of Presentation

The accompanying unaudited consolidated condensed interim financial statements of Nanophase Technologies Corporation (“Nanophase”, “Company”, “we”, “our”, or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of our financial position and operating results for the interim periods presented. All statements include the results from both Nanophase and our wholly-owned subsidiary, Solésence, LLC (“Solésence,” or our “Solésence® subsidiary”). Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission.

(2) Going Concern / Liquidity

We believe that cash from operations and cash on hand, in addition to existing borrowing capacity, which has recently been increased, may not be adequate to fund our operating plans through the next twelve months. See Note 7 for a discussion of both expanded capacity and available capacity at September 30, 2021. We are working to reduce these risks and the results of the Company in this regard have improved markedly, but some of this is dependent on several things over which we have limited control. The significant revenue growth that we have experienced has required additional investment in both working capital and capital equipment. This has constrained liquidity and made cash management a top priority. To support our growth and reduce costs, we also intend to invest in additional capital equipment through 2021 and in 2022. Given these issues, and other commercial realities, we are monitoring the additional working capital demands that this could create as we continue to execute on our Solésence growth strategy. The timing of cash flows is critical. If cash generated from operations is not materially consistent with our plans, we believe that we may need to seek additional funding to address working capital demands. This uncertainty has caused us to be unable to assert that, for the next twelve months, we have enough current cash and guaranteed access to financing to fund operations, and to continue with our current growth strategy in terms of investment in capital equipment and in operating expenses related to Solésence, without securing additional financing.

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

We believe that we will be able to secure additional financing if needed, but we do not have any additional financing commitments in place as of today. However, we may not be able to secure additional financing in a timely manner under commercially reasonable terms, or at all. If we are unable to secure additional financing, the operations of the Company might need to be curtailed to a certain degree, and we would need to delay capital expenditures related to our Solésence growth strategy, which could impede growth, and impact cost savings anticipated in 2022.

(3) Description of Business

Nanophase Technologies Corporation (“Nanophase,” “Company,” “we,” “our,” or “us”) is a science-driven company which, along with its wholly owned subsidiary, Solésence, LLC (our “Solésence subsidiary”), is focused in various beauty- and life-science markets. Skin health and medical diagnostics combined currently make up the great majority of our business and drive our forward growth strategy. We offer engineered materials, formulation development and commercial manufacturing through an integrated family of technologies. Our expertise in materials engineering allows us to effectively coat and disperse particles on a nano and “non-nano” scale for use in a variety of markets in skin care, including for use in sunscreens as active ingredients and as fully developed prestige skin care products, marketed and sold through our Solésence subsidiary. In terms of our life sciences focus, we have seen conditions since early 2020 lead to a significant increase in demand for our medical diagnostics ingredients. We believe that the advent of the SARS-CoV-2 (“COVID-19”) Pandemic has driven significantly increased demand for our medical diagnostics materials during 2020 and the first half of 2021, after which demand has lessened. It is our expectation that future demand may not reach the same volumes, but should remain greater than historic demand experienced prior to 2020. Additionally, we continue to sell products in markets for architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, and surface finishing technologies (polishing) applications— all of which, along with medical diagnostics, fall into the advanced materials product category.

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

(5) Earnings Per Share

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator: (in Thousands)

Net income	$1,363	$430	$2,714	$795

Denominator:
Weighted average number of basic common shares outstanding	48,566,431	38,141,741	43,756,300	38,138,453
Weighted average additional shares assuming conversion of in-the-money stock options to common shares	2,162,000	291,000	1,970,000	90,000
Weighted average number of diluted common shares outstanding	50,728,431	38,432,741	45,726,300	38,228,453

Basic earnings per common share:

Net income per share – basic	$0.03	$0.01	$0.06	$0.02
Diluted earnings per common share:

Net income per share – diluted	$0.03	$0.01	$0.06	$0.02

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

There were no financial instruments adjusted to fair value on September 30, 2021 and December 31, 2020.

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

We have a Business Loan Agreement with Libertyville Bank and Trust Company, a Wintrust Community Bank (“Libertyville”). Under the Business Loan Agreement, Libertyville will provide a maximum of (i) $500 or (ii) two times the sum of (a) 75% our eligible accounts receivables and (b) our cash deposited with Libertyville, whichever is less, of revolving credit to us, collateralized by a senior priority lien on our accounts receivable, inventory, equipment, general intangibles, and fixtures. Interest is payable monthly on any advances at a floating interest rate of the prime rate at the time plus 1%. We must have $500 in cash, inclusive of the borrowed amount, at Libertyville on the date of any advance. Advances may only occur at the beginning or end of a fiscal quarter and must be repaid in full within five business days of the advance. There were no amounts due under the Business Loan Agreement as of September 30, 2021.

On November 16, 2018, we entered into a Business Loan Agreement (the “Master Agreement”) with Beachcorp, LLC. Beachcorp, LLC is managed by Bradford T. Whitmore, who, together with his affiliate Grace Investments, Ltd., beneficially owned approximately 62% of the outstanding shares of our common stock as of September 30, 2021. At inception, the Master Agreement related to two loan facilities, each evidenced by a separate promissory note dated November 16, 2018: a term loan to the Company of $500 which was disbursed in a single advance (the “Term Loan”) with a fixed annual interest rate of 8.25%, payable quarterly, accruing from the date of such advance and with principal initially due on December 31, 2020; and an asset-based revolving loan facility for the Company of up to $2,000 (the “Revolver Facility”), with floating interest accrued at the prime rate plus 3% (8.25% minimum) per year, with a borrowing base consisting of qualified accounts receivable of the Company, and with all principal and accrued interest due March 31, 2020. On March 23, 2020, the Company and Beachcorp, LLC executed the First Amendment to our Master Agreement that extended the maturities of both the Term Loan and the Revolver Facility to March 31, 2021. Effective September 8, 2020, the Company and Beachcorp, LLC executed the Second Amendment to our Master Agreement that expanded the limit on the Revolver Facility from $2,000 to $2,750. On December 23, 2020, the Company and Beachcorp, LLC executed the Third Amendment to our Master Agreement that expanded the limit on the Revolver Facility from $2,750 to $4,000 and extended the maturities of both the Term Loan and the Revolver Facility to March 31, 2022. On April 21, 2021, the Company and Beachcorp, LLC executed the Fourth Amendment to our Master Agreement that expanded the limit on the Revolver Facility from $4,000 to $6,000, extended its maturity to March 31, 2023, and reduced interest on outstanding borrowings from the prime rate plus 3%, with an 8.25% minimum floor, to the prime rate plus 2%, with no minimum rate floor. Additionally, the Fourth Amendment increased the amount of the Term Loan from $500 to $1,000, and its fixed interest rate was reduced from 8.25% per year to 5.25% per year. The maturity date of the Term Loan remains March 31, 2022. The Term Loan and Revolver Facility are secured by all the unencumbered assets of the Company and subordinated to Libertyville’s secured interest under the Business Loan Agreement. The Master Agreement substantially restricts the Company’s ability to incur additional indebtedness during the terms of both the Term Loan and the Revolver Facility.

On November 20, 2019, we entered into a 2% Secured Convertible Promissory Note with Bradford T. Whitmore in the principal amount of $2,000 (the “Convertible Note”). The principal amount was payable in a single payment on May 15, 2024 (the “Maturity Date”). The principal amount of the Convertible Note accrued interest at the rate of 2.0% per year, which interest was payable semi-annually on the 15th day of May and November, commencing on May 15, 2020. The principal amount and, at the holder’s option, accrued interest under the Convertible Note was convertible at the holder’s option into additional shares of the Company’s common stock in whole or in part and from time to time up to the Maturity Date at a conversion price of $0.20 per share. The convertible note contained a beneficial conversion feature since the Company’s stock was trading at $0.32 per share on the date the Company entered into the agreement. The intrinsic value of the beneficial conversion feature was $1.2 million on November 20, 2019 and was recorded as a discount on the convertible note. The discount was to be accreted to the convertible note over the life of the note using the straight-line method. The offset to these discounts was interest expense. Mr. Whitmore chose to exercise his conversion rights effective May 7, 2021, requesting that any accrued interest be paid him in the form of shares, as allowed in the Convertible Note. In addition to the 10,000,000 shares issued upon conversion, the Company issued 95,555 shares of additional stock to Mr. Whitmore in lieu of cash for the $19 in accrued interest owed at May 7, 2021. For the three and nine months ended September 30, 2021, the Company accreted interest of $0 and $903, respectively, with the acceleration of the balance of the convertible discount being recorded in May, 2021. The balance on the convertible note was $0 and $1,097, at September 30, 2021 and December 31, 2020, respectively. At December 31, 2020, the balance shown was net of discounts of $903.

On September 30, 2021, the balance on the term loan was $1,000, and the balance on the Revolver Facility was $3,740. On September 30, 2021 borrowings were within the credit agreement limit with an additional $721 available. In the nine months ended September 30, 2021, and 2020, there was $156 and $334, respectively, in interest expense relating to these credit facilities held by Beachcorp, LLC. The accrued interest expense balance on these related party credit facilities amounted to $17, and $20, at September 30, 2021 and December 31, 2020, respectively. The obligations under the Convertible Note were secured by a security interest in all of the Company’s personal property pursuant to a Commercial Security Agreement among Mr. Whitmore, the Company and Solésence, LLC, the Company’s sole subsidiary. Given that Beachcorp, LLC is an affiliate of Mr. Whitmore, this amounts to all of this interest being owed to a related party.

On April 17, 2020, we entered into a Promissory Note (the “PPP Note”), dated as of April 16, 2020, in favor of Libertyville in the principal amount of $952 for our loan under the Paycheck Protection Program (“PPP”). The Company was allowed to apply for forgiveness of the amount due on the PPP Note in an amount equal to the sum of the following costs incurred during the 24-week period beginning on the date of the first disbursement of the loan: (a) payroll costs, (b) any payment of interest on a covered obligation (which shall not include any prepayment of or payment of principal on a covered mortgage obligation), (c) any payment on a covered rent obligation, and (d) any covered utility payment, calculated in accordance with the terms of the CARES Act. The principal amount of the PPP Note would have accrued interest at the rate of 1.00% per year. Management applied for loan forgiveness in February 2021 and received notice of PPP Loan forgiveness in June, 2021. The date that the loan was officially forgiven by the Small Business Administration was February 12, 2021, although it wasn’t communicated as such directly to management. On September 30, 2021, the balance under the PPP note was $0.

(8) Inventories

Inventories consist of the following:

	September 30, 2021	December 31, 2020

Raw materials	$4,727	$2,825
Finished goods	1,630	1,545
	6,357	4,370
Allowance for excess inventory quantities	(30)	(30)
	$6,327	$4,340

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

As of September 30, 2021, the operating lease right-of-use “ROU” asset had a balance of $1,679 which is included in the “Operating lease right-of-use assets” line item of these condensed consolidated financial statements and current and non-current lease liabilities related to the ROU asset of $521 and $1,385, respectively. As of December 31, 2020, the ROU asset had a balance of $1,827 which is included in the “Operating lease right-of-use assets” line item of these condensed consolidated financial statements and current and non-current lease liabilities related to the ROU asset of $431 and $1,651 respectively. These are included in the “Current portion of operating lease obligations” and “Long-term operating lease obligations, net of current portion” line items of these condensed consolidated financial statements. The discount rates used for leases accounted for under ASC 842 are based on an interest rate yield curve developed for the leases in the Company’s portfolio.

The office leases contain variable lease payments which consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$13	$17	$41	$54
Interest on finance lease liabilities	4	9	15	30
Total finance lease costs	$17	$26	$56	$84
Operating lease cost components:
Operating lease cost	$144	$140	$434	$425
Variable lease cost	31	27	91	81
Short-term lease cost	11	10	32	12
Total operating lease costs	186	177	557	518
Total lease cost	$203	$203	$613	$602

Supplemental cash flow information related to leases is as follows for the nine-month period ended September 30:

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$554	$518

Weighted-average remaining lease term-finance leases (in years)	0.9	1.9
Weighted-average remaining lease term-operating leases (in years)	3.2	3.4
Weighted-average discount rate-finance leases	9.3%	9.3%
Weighted-average discount rate-operating leases	14.1%	14.3%

The future maturities of the Company’s finance and operating leases as of September 30, 2021 is as follows:

	Finance Leases	Operating Leases	Total
2021	$47	$187	$234
2022	109	761	870
2023	6	747	753
2024	—	636	636
2025	—	43	43
2026 and thereafter	—	2	2
Total payments	$162	$2,376	$2,538
Less amounts representing interest	(8)	(470)	(478)
Total minimum payments required:	$154	$1,906	$2,060

The future maturities of the Company’s finance and operating leases as of September 30, 2020 is as follows:

	Finance Leases	Operating Leases	Total
2020	$63	$172	$235
2021	196	701	897
2022	109	720	829
2023	5	705	710
2024	—	595	595
2025 and thereafter	—	1	1
Total payments	$373	$2,894	$3,267
Less amounts representing interest	(39)	(717)	(756)
Total minimum payments required:	$334	$2,177	$2,511

(10) Share-Based Compensation

We follow FASB ASC Topic 718, Compensation – Stock Compensation, in which compensation expense is recognized only for share-based payments expected to vest. We recognized compensation expense related to stock options of $29 and $124 for the three and nine months ended September 30, 2021, respectively, compared to $48 and $147 for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, there was approximately $146 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a remaining weighted-average period of 1.6 years.

Quantitative information regarding the Stock Options and Stock Grants:

	Nine Months Ended September 30,
	2021	2020
Stock options granted	10,000	535,000
Stock options exercised	367,000	78,277
Proceeds to Nanophase from exercises	$152	$23
Stock options forfeited	34,500	202,134
Stock option expirations	220,800	460,640
Stock options outstanding	2,833,650	3,507,073
Weighted average exercise price per share	$0.55	$0.58

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for stock options granted during the three-month and nine-month periods presented:

For the three months ended	September 30, 2021	September 30, 2020
Weighted-average risk-free interest rates	1.0%	n/a
Dividend yield	0.00%	n/a
Weighted-average expected life of the option	7 years	n/a
Weighted-average expected stock price volatility	65%	n/a
Weighted-average fair value of the options granted	$2.45	n/a

For the nine months ended	September 30, 2021	September 30, 2020
Weighted-average risk-free interest rates	1.0%	0.5%
Dividend yield	0.00%	0.00%
Weighted-average expected life of the option	7 years	7 years
Weighted-average expected stock price volatility	65%	94%
Weighted-average fair value of the options granted	$2.45	$0.36

As of September 30, 2021, we did not have any unvested restricted stock or performance shares outstanding.

(11) Significant Customers and Contingencies

We had five significant customers for the three- and nine-month periods ending September 30, 2021.

		For the three months ended		For the nine months ended
		September 30		September 30
Customer #	Product Category	2021	2020	2021	2020
1	Personal Care Ingredients	27%	18%	24%	32%
2	Solésence®	21%	16%	16%	14%
3	Solésence®	17%	16%	17%	13%
4	Solésence®	7%	0%	13%	0%
5	Medical Diagnostics	5%	30%	10%	20%
	Total	77%	80%	80%	79%

Accounts receivable balances for these five customers were approximately:

	For the nine months ended September 30
Product Category	2021	2020
Personal Care Ingredients	$817	$328
Solésence®	1,604	420
Solésence®	470	291
Solésence®	314	-0-
Medical Diagnostics	382	901
Total	$3,587	$1,940

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

These financial condition covenants, and the related “trigger,” ceased to remain in effect when the Company achieved six consecutive quarters of operating income which in the aggregate exceeds $1.5 million, calculated in accordance with GAAP, applied on a consistent basis. From the six-quarter period of April 1, 2020 through September 30, 2021, the Company had cumulative net income in the amount of $3.9 million, which management believes permanently relieves the previously discussed financial covenants and the related “trigger.”

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

(12) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $585 and $3,008 for the three and nine months ended September 30, 2021, respectively, compared to $1,242 and $2,747 for the three and nine months ended September 30, 2020, respectively. All of this revenue was product revenue.

Our Operations comprise a single business segment and all our long-lived assets are located within the United States. We categorize our revenue stream into three main product categories, Personal Care Ingredients, Advanced Materials and Solésence®. The revenues for the three months and nine months ended September 30, 2021 and 2020, by category, are as follows:

	For the three months ended September 30		For the nine months ended September 30
Product Category	2021	2020	2021	2020
Personal Care Ingredients	$2,171	$753	$5,347	$4,190
Advanced Materials	1,182	1,582	3,394	3,678
Solésence®	4,571	1,553	13,369	4,394
Total Revenue	$7,924	$3,888	$22,110	$12,262

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

We believe that the advent of the SARS-CoV-2 (“COVID-19”) Pandemic has driven significantly increased demand for our medical diagnostics materials during 2020 and the first half of 2021, after which demand has lessened. It is our expectation that future demand may not reach the same volumes, but should remain greater than historic demand experienced prior to 2020.   Polymerase Chain Reaction (“PCR”) testing for various viruses, most notably “COVID-19,” has become a critical use of our technology in the life science space. While it is difficult to predict to what extent the increased demand for our medical diagnostic materials used in COVID-19 testing will continue, we believe that our deep expertise in materials science has created advantages that enable performance in certain tests that may not be achievable through other materials. Outside of life science, we continue to sell advanced materials for use in legacy applications, all of which, along with medical diagnostics, currently fall into the advanced materials product category.

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

Nanophase and Solésence are now focusing our combined business-, ingredient-, and product-development capabilities on products with unique performance that enhance consumers’ wellbeing through beauty science and life science applications — in skin health and medical diagnostics, respectively. While we will continue to produce and sell materials to our other advanced materials customers, it is not our strategic focus. We may develop additional technologies or find unique applications outside of our core markets in the future, but to maximize the use of our resources today, we plan on expanding efforts in areas where we have proven we can deliver innovation and growth.

Results of Operations

Total revenue increased to $7,924 for the three months ended September 30, 2021, compared to $3,888 for the same period in 2020. Total revenue increased to $22,110 for the nine months ended September 30, 2021 from $12,262 for the same period in 2020. A substantial majority of our revenue for both periods was from our five largest customers, reflecting sales of APIs to our largest customer in skin care and sunscreen applications, our three largest customers for our finished skin health products marketed through our Solésence subsidiary, and a medical diagnostics customer. This is the revenue breakdown, as a percentage of total revenue, from the five customers referenced:

		For the three months ended September 30		For the nine months ended September 30
Customer #	Product Category	2021	2020	2021	2020
1	Personal Care Ingredients	27%	18%	24%	32%
2	Solésence®	21%	16%	17%	13%
3	Solésence®	17%	16%	16%	14%
4	Solésence®	7%	0%	13%	0%
5	Medical Diagnostics	5%	30%	10%	20%
	Total	77%	80%	80%	79%

Product revenue, the primary component of our total revenue, increased to $7,896 for the three months ended September 30, 2021, compared to $3,827 during the same period of 2020. Product revenue increased to $21,971 for the nine months ended September 30, 2021 from $11,929 for the same period in 2020. This increase was due to continued growth in the adoption of our Solésence® products, along with an increase in API sales to our largest customer in our personal care ingredients business, and a significant three-month decrease leading to a modest nine-month decrease in our medical diagnostics materials.

Other revenue decreased to $28 and $139 for the three- and nine-month periods ended September 30, 2021, compared to $61 and $333 for the same periods in 2020, respectively. Other revenue is typically comprised primarily of developmental or licensing fees.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements.  Cost of revenue increased to $4,946 for the three months ended September 30, 2021, compared to $2,201 for the same period in 2020. Cost of revenue increased to $14,588 for the nine months ended September 30, 2021, compared to $7,832 for the same period in 2020. The increase in cost of revenue was primarily driven by increased volume and price inflation on materials and manufacturing inefficiencies related to Solésence® product launches. Additionally, during the third quarter of 2021, we have added personnel in the supply chain function and incurred costs to rent temporary warehouse space.  While we typically pass-through costs to our customers, we sometimes cannot pass through 100% of pricing increases on raw materials, and even with pass throughs, our gross margin percentage is negatively impacted by higher material costs. We expect to continue new advanced material development relating to personal care ingredients and for our formulated Solésence® products during 2021 and beyond.

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

Research and development expense increased to $635 for the three months ended September 30, 2021, compared to $405 for the same period in 2020. For the nine months ended September 30, 2021, research and development expense increased to $1,670, compared to $1,134 for the same period in 2020. Management expects research and development expense to increase during the balance of 2021, with enhancements in product development investment planned for 2022.

Selling, general and administrative expense increased to $942 for the three months ended September 30, 2021, compared to $730 for the same period in 2020. For the nine months ended September 30, 2021, selling, general and administrative expense increased to $2,994, compared to $2,133 for the same period in 2020. We have added to our Sales, Marketing, and Business Development team in 2021, with a few more staff additions planned through early-mid-2022. Compensation expense has also been up generally in 2021, and we expect this trend to continue in 2022.

The Company recognized $952 in other income relating to the forgiveness of its Paycheck Protection Program (“PPP”) Loan by the SBA in the nine months ended September 30, 2021. The Company applied for PPP Loan forgiveness in February 2021, due to management’s belief that the Company expended the proceeds of the PPP loan for forgivable purposes under the CARES Act. The loan was legally forgiven in February 2021, although the Company did not directly receive notice of PPP Loan forgiveness until June 2021.

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

Liquidity and Capital Resources

Our cash and cash equivalents amounted to $1,380 on September 30, 2021, compared to $957 on December 31, 2020 and $1,134 on September 30, 2020. The net cash provided by our operating activities was $269 for the nine months ended September 30, 2021, compared to $1,732 of net cash used in our operating activities for the same period in 2020. The net cash provided during the nine months ended September 30, 2021 was primarily a function of increased profits, offset by the expansion of inventories. Management has adopted a strategy in 2021 to ameliorate supply chain risk to a degree by ordering raw materials and components further in advance than we typically have in the lessen the impact of delays and shortages brought on by competition for limited resources as the global economy gears up for post COVID-19 demand. It is our expectation that this will not continue indefinitely, and that our cash position will benefit when a more “normal” supply chain situation returns.

Net cash used in investing activities, which was attributable to expenditures on capital equipment for both periods, was $1,445 during nine months ended September 30, 2021, compared to $448 for the nine months ended September 30, 2020.

Net cash provided by financing activities was $1,599 during the nine months ended September 30, 2021, compared to $2,120 for the nine months ended September 30, 2020. On March 23, 2020, the Company and Beachcorp, LLC executed the First Amendment to our Master Agreement that extends the maturities of both the Term Loan and the Revolver Facility to March 31, 2021. Effective September 8, 2020, the Company and Beachcorp, LLC executed the Second Amendment to our Master Agreement that expands the limit on the Revolver Facility from $2,000 to $2,750. On December 23, 2020, the Company and Beachcorp, LLC executed the Third Amendment to our Master Agreement that expands the limit on the Revolver Facility from $2,750 to $4,000 and extends the maturities of both the Term Loan and the Revolver Facility to March 31, 2022. On April 21, 2021, the Company and Beachcorp, LLC executed the Fourth Amendment to our Master Agreement that expands the limit on the Revolver Facility from $4,000 to $6,000, extends its maturity to March 31, 2023, and reduces interest on outstanding borrowings from the prime rate plus 3%, with an 8.25% minimum floor, to the prime rate plus 2%, with no minimum rate floor. Additionally, the Fourth Amendment increased the amount of the Term Loan from $500 to $1,000, and its fixed interest rate was reduced from 8.25% per year to 5.25% per year. The maturity date of the Term Loan remains March 31, 2022.

We paid $139 for principal on finance lease obligations during the nine months ended September 30, 2021 compared to $172 in the same period in 2020. The balance of the line of credit with Libertyville was $0 at September 30, 2021, compared to $500 at December 31, 2020. When money is borrowed, the line of credit is repaid during the month following the end of the reporting period.   This line of credit expired on April 4, 2021 and was extended to April 4, 2022 in May 2021, with an effective date of April 4, 2021. During the nine months ending September 30, 2021, we drew $19,525, of which $17,939 was repaid under the Master Agreement. The net borrowings for the nine months ended September 30, 2021 were $1,585. During the nine months ending September 30, 2020, we drew $10,390, of which $9,073 was repaid under the Master Agreement. The net borrowings for the nine months ended September 30, 2020 were $1,317. Accretion related to the Secured Convertible Promissory Note to Bradford T. Whitmore was $836 and $200 for the nine months ending September 30, 2021 and 2020, respectively. The balance of this long-term convertible loan was $0 and $1,097 at September 30, 2021, and at December 31, 2020, respectively. Mr. Whitmore chose to exercise his conversion rights effective May 7, 2021, requesting that any accrued interest be paid him in the form of shares, as allowed in the Convertible Note. This exercise resulted in the accelerated recognition of the remaining discount on the Convertible Note, all of which was recognized as interest expense in the second quarter of 2021.

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

Our supply agreements with our largest customer, BASF, contain certain financial covenants which could potentially impact our liquidity. Historically, the most restrictive financial covenants under these agreements required that we maintained a minimum of $1,000 in certain current assets; which may have been be composed of no less than $500 cash, cash equivalents, and certain investments, no more than a combined $500 of certain related inventory, of which no more than $250 can be raw material, and certain receivables. These covenants also dictated that we not have the acceleration of any debt maturity having a principal amount of more than $10 million. Both covenants were consistently met by the Company in order to avoid triggering the customer’s potential right to transfer certain technology and equipment to that customer at a contractually-defined price. These financial condition covenants, and the related “trigger,” ceased to remain in effect when the Company achieved six consecutive quarters of operating income which in the aggregate exceeds $1.5 million, calculated in accordance with GAAP, applied on a consistent basis. From the six-quarter period of April 1, 2020 through September 30, 2021, the Company had cumulative net operating income in the amount of $3.9 million, which management believes permanently relieves the previously discussed financial covenants and the related “trigger.” We had approximately $1,380 in cash on September 30, 2021. This supply agreement and its covenants are more fully described in Note 11, and our credit facilities are more fully described in Note 7, to our Financial Statements in Part I, Item 1 of this Form 10-Q.

We believe that cash from operations and cash on hand, in addition to unused borrowing capacity, which has recently been increased (see Note 7 to the Financial Statements), may not be adequate to fund our operating plans through 2022, particularly when considering management’s inventory and expansion strategy.  We are working to reduce these risks, but some of this is dependent on several things over which we have limited control. We have seen an increase in sales of our Solésence products through 2020, and the first nine months of 2021, which we expect to continue in to 2022. If that does continue, we will require additional investment in working capital. Given these issues, and other commercial realities, we are monitoring the additional working capital demands that this could create as we continue to execute on our Solésence growth strategy. The timing of cash flows is critical. If cash generated from operations is not materially consistent with our plans, we believe that we may need to seek additional funding to address working capital demands. This uncertainty has caused us to be unable to assert that, for the next twelve months, we have enough current cash and guaranteed access to financing to fund operations, and to continue with our current growth strategy in terms of investment in capital equipment and in operating expenses related to Solésence, without securing additional financing. We believe that we will be able to secure additional financing if needed, but we do not have any additional financing commitments in place as of today. However, we may not be able to secure additional financing in a timely manner under commercially reasonable terms, or at all. If we are unable to secure additional financing, the operations of the Company might need to be curtailed to a certain degree, and we would need to delay capital expenditures related to our Solésence growth strategy, which could impede growth through the end of 2021 and 2022.

Our actual future capital requirements in 2021 and beyond will depend on many factors, including customer acceptance of our current and potential finished Solésence  products, APIs sold as ingredients in to the skin health markets, medical diagnostics ingredients, and other engineered materials, applications, and products, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell these products and ingredients. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, we expect that capital spending relating to currently known capital needs during the balance of 2021 will be between $900 and $1,400. If those projects are delayed or ultimately prove unsuccessful, or if we fail to be able to support the additional cost of funding them in the near term, we expect our capital spending may fall below the lower end of the range. Similarly, substantial success in business development projects may cause the actual capital investment for the balance of 2021 to exceed the top of this range.

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

Exhibit 101

The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Shareholders Equity, (4) the Statements of Cash Flows, and (5) the Notes to Unaudited Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: November 4, 2021	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer
(principal executive officer, and principal financial officer)