Form 10-Q
period 2022-03-31
NANOPHASE TECHNOLOGIES Corp
filed 2022-05-16
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2022

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

As of May 16, 2022, there were 49,026,741 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited Consolidated Condensed)

	(in thousands except share and per share data)
ASSETS	March 31, 2022	December 31, 2021
Current assets:
Cash	$897	$657
Trade accounts receivable, less allowance for doubtful accounts of $80 for March 31, 2022, and $60 for December 31, 2021	5,274	3,937
Inventories, net	8,559	6,095
Prepaid expenses and other current assets	1,005	910
Total current assets	15,735	11,599

Equipment and leasehold improvements, net	4,997	4,712
Operating leases, right of use	11,718	12,075
Other assets, net	7	8
Total assets	$32,457	$28,394
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit, related party	3,709	1,351
Current portion of finance lease obligations	70	105
Current portion of operating lease obligations	890	589
Accounts payable	4,953	3,566
Current portion of deferred revenue	848	783
Accrued expenses	961	946
Total current liabilities	11,431	7,340

Long-term portion of finance lease obligations	4	6
Long-term portion of operating lease obligations	11,389	11,700
Long-term debt, related party	1,000	1,000
Long-term portion of deferred revenue	661	661
Asset retirement obligations	224	222
Total long-term liabilities	13,278	13,589

Contingent liabilities	—	—
Shareholders’ equity:

Preferred stock, $.01 par value, 24,088 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 49,026,741 and 48,893,573 shares issued and outstanding on March 31, 2022 and December 31, 2021, respectively	490	489
Additional paid-in capital	104,643	104,423
Accumulated deficit	(97,385)	(97,447)
Total Shareholders’ equity	7,748	7,465
Total liabilities and shareholders’ equity	$32,457	$28,394

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited Consolidated Condensed)

(in thousands except share and per share data)

	Three months ended March 31,
	2022	2021
	(in thousands except share and per share data)
Revenue:
Product revenue	$8,046	$7,050
Other revenue	110	22
Total revenue	8,156	7,072

Cost of revenue	5,988	5,042
Gross profit	2,168	2,030

Operating expense:
Research and development expense	666	499
Selling, general and administrative expense	1,397	1,034
Income from operations	105	497
Interest expense	43	139
Other income, net	—	(952)
Income before provision for income taxes	62	1,310
Provision for income taxes	—	—

Net income	$62	$1,310

Net income per share-basic	$0.00	$0.03

Weighted average number of basic common shares outstanding	48,984,312	38,221,292

Net income per share-diluted	$0.00	$0.03

Weighted average number of diluted common shares outstanding	51,064,312	39,811,292

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited Consolidated Condensed)

	Preferred Stock		Common Stock		Additional
					Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance on December 31, 2020	—	$—	38,221,292	$382	$102,117	$(99,767)	$2,732
Stock-based compensation	—	—	—	—	42	—	42
Net income for the three months ended March 31, 2021	—	—	—	—	—	1,310	1,310
Balance on March 31, 2021	—	$—	38,221,292	$382	$102,159	$(98,457)	$4,084

Balance on December 31, 2021	—	$—	48,893,573	$489	$104,423	$(97,447)	$7,465
Issuance of shares and stock option exercises	—	—	133,168	1	72	—	73
Stock-based compensation	—	—	—	—	148	—	148
Net income for the three months ended March 31, 2022	—	—	—	—	—	62	62
Balance on March 31, 2022	—	$—	49,026,741	$490	104,643	$(97,385)	$7,748

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited Consolidated Condensed)

	Three months ended March 31,
	2022	2021
	(in thousands)
Operating activities:
Net income	$62	$1,310
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	136	101
Share-based compensation	148	42
Gain on PPP loan forgiveness	—	(952)
Amortization of debt discount	—	67
Changes in assets and liabilities related to operations:
Trade accounts receivable	(1,337)	(896)
Inventories	(2,464)	(661)
Prepaid expenses and other assets	(94)	(47)
Accounts payable	1,347	253
Accrued expenses	15	571
Deferred revenue	65	84
Other long-term assets and liabilities	347	(9)
Net cash used in operating activities	(1,775)	(137)

Investing activities:
Acquisition of equipment and leasehold improvements	(378)	(166)
Net cash used in investing activities	(378)	(166)

Financing activities:
Principal payments on finance leases	(38)	(46)
Proceeds from line of credit, bank	—	500
Payments to the line of credit, bank	—	(500)
Proceeds from line of credit, related party	8,125	6,500

Payments to line of credit, related party	(5,767)	(5,289)
Payments from exercise of stock options	73	—
Net cash provided by financing activities	2,393	1,165
Increase in cash and cash equivalents	240	862
Cash and cash equivalents at beginning of period	657	957
Cash and cash equivalents at end of period	$897	$1,819

Supplemental cash flow information:
Interest paid	$27	$51

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$40	$69

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited Consolidated Condensed)

(in thousands, except share and per share data or as otherwise noted herein)

(1) Basis of Presentation

The accompanying unaudited consolidated condensed interim financial statements of Nanophase Technologies Corporation (“Nanophase”, “Company”, “we”, “our”, or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of our financial position and operating results for the interim periods presented. All statements include the results from both Nanophase and our wholly-owned subsidiary, Solésence, LLC (“Solésence,” or our “Solésence® subsidiary”). Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission.

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

We target markets, primarily related to skin health products and ingredients, as well as diagnostic life sciences ingredients where we believe our materials and products offer practical and competitive minerals-based solutions. We traditionally work closely with current customers in these target markets to identify their material and performance requirements. We market our materials to various end-use applications manufacturers, and our Solésence® products to cosmetics and skin care brands.

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

(3) Revenues

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

Contract balances at March 31, 2022 and December 31, 2021 are as follows:

	Accounts Receivable	Contract Assets	Contract Liabilities
Balance, December 31, 2021	$3,937	$179	$1,444
Balance, March 31, 2022	5,274	229	1,509

The contract asset balance at March 31, 2022 consists of $50 of unbilled receivables and $179 of other contract assets reported within prepaid expenses and other current assets. The contract asset balance at December 31, 2021 consists of $179 of contract assets reported within prepaid expenses and other current assets.

Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was $123 and $142 for the three months ended March 31, 2022 and 2021, respectively.

Other revenue may include revenue from technology license fees and paid development projects. Technology license fees and paid development projects are recognized over time when the obligations under the agreed upon contractual arrangements are performed on our part.  Other revenue recognized over time was $110 and $22 for the three months ended March 31, 2022 and 2021, respectively.

(4) Earnings Per Share

Options to purchase approximately 2,080,000 shares of common stock that were outstanding as of March 31, 2022 were included in the computation of earnings per share for the three months ended March 31, 2022.  Options to purchase approximately 1,590,000 shares of common stock that were outstanding as of March 31, 2021 were included in the computation of earnings per share for the three months ended March 31, 2021.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended March 31,
	2022	2021
Numerator: (in Thousands)
Net income	$62	$1,310

Denominator:
Weighted average number of basic common shares outstanding	48,984,312	38,221,292
Weighted average additional shares assuming conversion of in-the-money stock options to common shares	2,080,000	1,590,000
Weighted average number of diluted common shares outstanding	51,064,312	39,811,292

Basic earnings per common share:
Net income per share – basic	$0.00	$0.03
Diluted earnings per common share:
Net income per share – diluted	$0.00	$0.03

(5) Financial Instruments

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

 Our financial instruments include cash, any cash equivalents, accounts receivable, accounts payable and accrued expenses, along with any short term and long-term borrowings as described in Note 6. There were no financial instruments adjusted to fair value on March 31, 2022 and December 31, 2021.

(6) Notes and Lines of Credit

 Notes and lines of credit consist of the following:

		As of March 31, 2022		As of December 31, 2021
	Rate	Available	Outstanding Balance	Available	Outstanding Balance
Strandler, LLC (1)	4.00%	1,000	1,000	n/a	n/a
Beachcorp, LLC (1)	5.25%	n/a	n/a	1,000	1,000
Beachcorp, LLC (2)	4.00%	4,972	3,709	3,753	3,365

Related party interest summary:

	Three Months Ended March 31,
	2022	2021
Interest expense, related parties	$39	$131
Accrued interest expense, related parties	16	$36

1)	On January 28, 2022 the Company entered into an additional Business Loan Agreement (the “New Term Loan Agreement”) with Strandler, LLC, which effectively transferred or assigned the previously existing Term Loan to Strandler, LLC from Beachcorp, LLC. Interest on the New Term Loan is at the prime rate plus 0.75%, and it matures on March 31, 2024. Strandler, LLC is also an affiliate of Bradford T. Whitmore.

2)	On January 28, 2022 the Company entered into an Amended and Restated Business Loan Agreement (the “A&R Loan Agreement”), which amends and restates the Master Agreement between the Company and Beachcorp, LLC, and a new promissory note in order to evidence the A/R Revolver facility, including an amendment to expand the limit on the A/R Revolver Facility from $6,000 to $8,000, reduce the interest rate to the prime rate plus 0.75%, and extend the maturity of the A/R Revolver Facility to March 31, 2024.

On January 28, 2022 the Company entered into the A&R Loan Agreement and a new revolving loan agreement (“Inventory Facility”) with Beachcorp, LLC, and a new promissory note in order to evidence the Inventory Facility. The maximum borrowing amount under the Inventory Facility is $4,000, with a borrowing base consisting of up to 50% of the value of qualified inventory of the Company. The interest rate for the Inventory Revolver is at the prime rate plus 0.75%, and it matures on March 31, 2024. The Company is finalizing the documentation for this loan and, as such, has yet to draw any funds from it.

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

Since July 2014, we have maintained a bank-issued letter of credit for up to $30 in borrowings to support our obligations under our Romeoville, Illinois facility lease agreement. No borrowings have been incurred under this promissory note. On December 21, 2021, Libertyville issued a letter of credit for up to $500 in borrowings to support our obligations under our newly leased manufacturing and warehouse space in Bolingbrook, Illinois. For both letters of credit, interest on drawn balances will be at the prime rate plus 1%. We expect to renew these agreements annually, as the respective leases require. These letters of credit are secured by all the unencumbered assets of the Company, and have superior collateral rights to those credit facilities with Beachcorp, LLC and Strandler, LLC. Because there were no amounts outstanding on either letter of credit at any time during 2022 or 2021, we have recorded no related liability on our balance sheet.

(7) Inventories

Inventories consist of the following:

	March 31, 2022	December 31, 2021

Raw materials	$6,385	$4,819
Finished goods	2,374	1,682
Inventories, gross	8,759	6,501
Allowance for excess inventory quantities	(200)	(406)
Inventories, net	$8,559	$6,095

(8) Leases

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

As of March 31, 2022, the ROU asset had a balance of $11,718, which is included in the “Operating lease right-of-use assets” line item of these consolidated financial statements and current and non-current lease liabilities related to the ROU asset of $890 and $11,389, respectively.  As of December 31, 2021, the ROU asset had a balance of $12,075 which is included in the “Operating lease right-of-use assets” line item of these consolidated financial statements. The Company has reclassified a portion of the current ROU liability to non-current as of December 31, 2021, to be consistent with the classifications adopted for the quarter ended March 31, 2022. This reclassification resulted in current and non-current lease liabilities related to the ROU asset of $589 and $11,700, respectively, as of December 31, 2021.  These amounts are included in the “Current portion of operating lease obligations” and “Long-term portion of operating lease obligations” line items of these consolidated financial statements. The discount rates used for leases accounted for under ASC 842 are based on an interest rate yield curve developed for the leases in the Company’s portfolio.

The office leases contain variable lease payments which consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. Additionally, the Company subleases space within its Bolingbrook, IL facility for which the term ends June 30, 2022. As of the date of filing the tenant has neither renewed the sublease nor expressed an intent to do so.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$11	$14
Interest on finance lease liabilities	2	6
Total finance lease costs	13	20
Operating lease cost components:
Operating lease cost	363	144
Variable lease cost	172	31
Short-term lease cost	21	10
Sublease income	(183)	—
Total operating lease costs	373	185
Total lease cost	$386	$205

Supplemental cash flow information related to leases is as follows for the three months ended March 31, 2022 and 2021:

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$190	$183

Weighted-average remaining lease term-finance leases (in years)	0.6	1.3
Weighted-average remaining lease term-operating leases (in years)	9.3	3.1
Weighted-average discount rate-finance leases	7.6%	10.1%
Weighted-average discount rate-operating leases	7.5%	14.2%

The future maturities of the Company’s finance and operating leases as of March 31, 2022 are as follows:

	Finance Leases	Operating Leases	Total
2022	$70	$1,267	$1,337
2023	6	2,099	2,105
2024	—	2,025	2,025
2025	—	1,470	1,470
2026	—	1,468	1,468
Thereafter	—	8,668	8,668
Total payments	$76	$16,997	$17,073
Less amounts representing interest	(2)	(4,719)	(4,721)
Total minimum payments required	$74	$12,278	$12,352

The future maturities of the Company’s finance and operating leases as of March 31, 2021 were as follows:

	Finance Leases	Operating Leases	Total
2021	$144	$559	$703
2022	109	761	870
2023	5	747	752
2024	—	636	636
2025	—	42	42
Thereafter	—	2	2
Total payments	$258	$2,747	$3,005
Less amounts representing interest	(17)	(614)	(631)
Total minimum payments required	$241	$2,133	$2,374

(9) Share-Based Compensation

We follow ASC Topic 718, Share-Based Payments, in which compensation expense is recognized only for share-based payments expected to vest.

	Three months ended March 31,
	2022	2021
Share-based compensation expense	$148	$42
Remaining unrecognized compensation expense	$1,567
Remaining weighted average-period, expense recognition (years)	2.7

The following table summarizes the option activity for our employees and directors during the three months ended March 31, 2022:

		Weighted
		Average
		Exercise Price
Options	Shares	per Share
Outstanding on January 1, 2022	3,193,216	$1.18

Granted	80,000	$3.65
Exercised	(120,516)
Forfeited or expired	(12,000)

Outstanding on March 31, 2022	3,140,700	$1.26

(10) Significant Customers and Contingencies

Our significant customers are as follows for the periods ending March 31, 2022, and 2021:

		For the three months ended March 31,
Customer #	Product Category	2022	2021
1	Personal Care Ingredients	29%	20%
2	Solésence®	18%	17%
3	Solésence®	13%	10%
4	Solésence®	9%	24%
5	Advanced Materials (Medical Diagnostics customer)	—	15%
	Total	69%	86%

Accounts receivable balances for these five customers were approximately:

		For the three months ended March 31,
Customer #	Product Category	2022	2021
1	Personal Care Ingredients	$1,489	$812
2	Solésence®	880	476
3	Solésence®	1,050	875
4	Solésence®	371	837
5	Advanced Materials (Medical Diagnostics customer)	—	855
	Total	$3,790	$3,855

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

 (11) Business Segmentation and Geographical Distribution

 Revenue from international sources approximated $55   and $1,285 for the three months ended March 31, 2022 and 2021, respectively.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States. We categorize our revenue stream into three main product categories, Personal Care Ingredients, Advanced Materials and Solésence. The revenues, by category, for the three months ended March 31, 2022 and 2021 are as follows:

	Three months ended March 31,
Product Category	2022	2021
Solésence	$5,560	$4,299
Personal Care Ingredients	2,382	1,395
Advanced Materials	214	1,378
Total Sales	$8,156	$7,072

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

 Leveraging a platform of integrated patented and proprietary technologies, we create products with unique performance to enhance end-consumers’ health and well-being. We offer soup-to-nuts production, from engineered materials, formulation development, and finished product development, to commercial manufacturing and packaging capabilities. Our expertise in materials engineering allows us to effectively coat and disperse materials on a nano and “non-nano” scale for use in a variety of markets in skin health, including for use in sunscreens as APIs and as fully developed prestige skin care products~~,~~ marketed and sold through our Solésence beauty science subsidiary.  We believe that we have developed technological advantages with respect to our APIs sold for use as ingredients, while our Solésence beauty science technologies lead to enhanced efficacy and aesthetics in our finished products, which have received broad acceptance in the marketplace. Due to the enhanced efficacy and aesthetic qualities offered by our proprietary technology platform, Solésence finished products satisfy growing consumer demands around “clean” and inclusive beauty. Solésence beauty science also benefits from the Company’s vertical integration with each product’s key active ingredient that delivers its point-of-difference. This vertical integration helps us to improve efficiency and avoid potential major supply chain challenges while also addressing ongoing sustainability efforts.

Given the Russian invasion of Ukraine, we do not anticipate any directly related supply disruptions as we do not knowingly source any materials directly from either country.

We have seen recent conditions significantly increase demand for our medical diagnostics materials. Polymerase Chain Reaction (“PCR”) testing for various viruses, most notably SARS-CoV-2 (“COVID-19”), has become a critical use of our technology in the life science space. While we saw reduced demand for these materials in 2021, it is difficult to predict whether the increased demand for our medical diagnostic materials used in COVID-19 testing will expand from 2021 levels over the next few years. Our expectation is that we may establish a new sales volume “floor” over the next few years as we continue through the unprecedented period of testing utilization and awareness of the way viruses impact all of us. We believe that our deep expertise in materials science has created advantages that enable performance in certain tests that may not be achievable through other materials. Outside of life science, we continue to sell advanced materials for use in legacy applications, all of which, along with medical diagnostics, currently fall into the advanced materials product category.

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

Results of Operations

Total revenue increased to $8,156 for the three months ended March 31, 2022, compared to $7,072 for the same period in 2021. A substantial majority of our revenue was from our four- and five largest customers for the three months ended March 31, 2022, and 2021, respectively. This reflects sales of APIs to our largest customer in skin care and sunscreen applications, our three largest customers for our finished skin health products marketed through our Solésence subsidiary, and, during the three months ended March 31, 2021, a medical diagnostics customer. This is the revenue breakdown, as a percentage of total revenue, from the five customers referenced:

		For the three months ended March 31
Customer #	Product Category	2022	2021
1	Personal Care Ingredients	29%	20%
2	Solésence®	18%	17%
3	Solésence®	13%	10%
4	Solésence®	9%	24%
5	Medical Diagnostics	0%	15%

	Total	69%	86%

Product revenue, the primary component of our total revenue, increased to $8,046 for the three months ended March 31, 2022, compared to $7,050 during the same period of 2021. This increase was due to continued growth in the adoption of our Solésence® products, along with an increase in API sales to our largest customer in our personal care ingredients business. We saw a significant three-month decrease in our medical diagnostics materials.

Other revenue increased to $110 for the three months ended March 31, 2022, compared to $22 for 2021. Other revenue is typically comprised primarily of developmental or licensing fees.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements.  Cost of revenue increased to $5,988 for the three months ended three months ended March 31, 2022, compared to $5,042 for the same period in 2021.  The increase in cost of revenue was primarily driven by increased volume and price inflation on materials and manufacturing inefficiencies related to Solésence® product launches. Additionally, during the second half of 2021, we added personnel in the supply chain function and incurred costs to rent temporary warehouse space.  While we typically pass-through costs to our customers, we sometimes cannot pass through 100% of pricing increases on raw materials, and even with pass throughs, our gross margin percentage is negatively impacted by higher material costs.

Our business has a certain cyclicality of demand, often based upon seasonal demands, industry launch cycles, or a confluence of both. Our lack of burst capacity has created strains, in terms of people and costs, when new product launches occur at the same time that we are experiencing demand from previously launched products. Since late 2020, the Company has found itself in a situation where our ability to produce and ship materials has been exceeded by customer demand. It is a key area of focus to increase throughput first, followed quickly by increased cost efficiency once we can achieve greater scale. Our planning has had us adding to our current fixed manufacturing cost structure in early 2022 to accommodate additional growth, and to build a better base for further growth beyond that level. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to cut costs and pass commodity market-driven raw materials increases on to customers, and the speed and efficiency with which we are able to scale up production for our Solésence products. We expect that, as product revenue volume increases, our fixed manufacturing costs will be more efficiently absorbed, which should lead to increased margins as we grow. While additional production capacity is our most critical operational issue today, we expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets, but may or may not realize significant percentage growth in our gross margins through 2022, depending upon the factors discussed above.

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

Research and development expense increased to $666 for the three months ended three months March 31, 2022, compared to $499 for the same period in 2021. Most of this increase was due to expanded staffing to aid in supporting new product development for current and future customers. Management expects research and development expense to increase at a slower rate during the balance of 2022 to support continued revenue- and customer-expansion.

Selling, general and administrative expense increased to $1,397 for the three months ended March 31, 2022, compared to $1,034 for the same period in 2021.  We have added to our Sales, Marketing, and Business Development team during 2021, and during the first quarter of 2022. This was done to ready the Company to support expanded, and expected expanding, sales with a higher degree of customer service. We have also augmented our sales operations function, marketing, and new business development to stimulate additional growth. Additionally, compensation expense has also increased generally, beginning in the second half of 2021 through the current period due to wage inflation. We expect this trend to moderate to an extent in 2022.

Inflation

We believe inflation has not had a material effect on our operations or financial position to date. However, supplier price increases and wage and benefit inflation, both of which represent a significant component of our costs of operations, will likely have a material effect on our operations and financial position in 2022 and beyond if we are unable to pass through any applicable increases under our present contracts or through to our markets in general. We are in the process of adjusting our pricing to the extent supported by the markets we are in and under the contracts we may have.

Liquidity and Capital Resources

Cash, cash proceeds and use of cash for the three months ended March 2022, 2021, and year ended December 31, 2021 were:

	Three months ended March 31, 2022	Three months ended March 31, 2021	Year ended December 31, 2021
Total cash	$897	$1,819	$657
Cash provided by (used in) operating activities	(1,775)	(137)	2,321
Net cash used in investing activities	(378)	(166)	(1,874)
Net cash provided by (used in) financing activities	(2,393)	1,165	(747)

The net cash used during the three months ended March 31, 2022 was primarily a due to the expansion of inventories. Management continues to follow a strategy in 2022 to ameliorate supply chain risk to a degree by ordering raw materials and components further in advance than we typically have in the lessen the impact of delays and shortages brought on by competition for limited resources as the global economy responds both to additional demand and shipping difficulties created by several factors, including a shortage of labor in the United States. It is our expectation that this will not continue indefinitely, and that our cash position will benefit when a more “normal” supply chain situation returns. Net cash used in investing activities was attributable to expenditures on capital equipment for all periods presented above.

On January 28, 2022, the Company and Beachcorp, LLC, and Strandler, LLC entered in to an Amended and Restated Master Agreement (“Agreement”). Both entities are managed by Bradford T. Whitmore, who is a significant shareholder in Nanophase and, as such, these loans are classified as related party transactions. Under this Agreement, and amended agreements governed by this Agreement, the Company now has a $1,000 term loan with Strandler, LLC, which was fully drawn in January 2022, with the proceeds used to retire the previously existing $1,000 term loan with Beachcorp. The new term loan expires on March 31, 2024, and has a fixed interest rate of 4.00%, representing the Prime rate plus 0.75% as of the new Agreement date. Under this Agreement, the Company amended its existing accounts receivable-based revolving loan (“A/R Revolver”) to carry a floating interest rate of Prime plus 0.75%, with an increased borrowing cap of $8,000, and an expiration of March 31, 2024. The Company drew funds from the A/R Facility in January of 2022. Further under this Agreement, the Company entered into an additional revolving loan agreement based on the Company’s inventory balances (the “Inventory Facility”). No funds were drawn on this facility prior to March 31, 2022. The Company will have access of up to $4,000 of additional funding, borrowed at a floating rate of Prime plus 0.75%, with a March 31, 2024 expiration. These loans are more fully described in Note 6 to our Financial Statements in Part I, Item 1 of this Form 10-Q.

Our actual future capital requirements in 2022 and beyond will depend on many factors, including customer acceptance of our current and potential finished Solésence  products, APIs sold as ingredients in to the skin health markets, medical diagnostics ingredients, and other engineered materials, applications, and products, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell these products and ingredients. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, and conditions within the markets supplying labor and materials for capital equipment, we expect that capital spending relating to currently known capital needs for 2022 will be between $3.5 million and $7 million, to be funded by profit from operations, our existing loans and lines of credit, and possible new debt financing. If those projects are delayed or ultimately prove unsuccessful, or if we fail to be able to support the additional cost of funding them in the near term, we expect our capital expenditures may fall below the lower end of the range. Similarly, substantial success in business development projects may cause the actual 2022 capital investment to exceed the top of this range.

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

Safe Harbor Provision

We want to provide investors with more meaningful and useful information. As a result, this Quarterly Report on Form 10-Q (the “Form 10-Q”) contains and incorporates by reference certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements reflect our current expectations of the future results of our operations, performance, and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance, or achievements in 2022 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: our ability to be consistently profitable despite the losses we have incurred since our incorporation; a decision by a customer to cancel a purchase order or supply agreement in light of our dependence on a limited number of key customers; the terms of our supply agreements with BASF which could trigger a requirement to transfer technology and/or sell equipment to that customer; our potential inability to obtain working capital when needed on acceptable terms or at all; our ability to obtain materials at costs we can pass through to our customers, including Rare Earth elements, specifically cerium oxide, as well as high purity zinc; uncertain demand for, and acceptance of, our Solésence products, and our advanced materials; our manufacturing capacity and product mix flexibility in light of customer demand; our limited marketing experience, including with our suite of Solésence products; changes in development and distribution relationships; the impact of competitive products and technologies; our dependence on patents and protection of proprietary information; our ability to maintain an appropriate electronic trading venue for our securities; the impact of any potential new governmental regulations, especially any new governmental regulations focusing on the processing, handling, storage or sale of nanomaterials, that could be difficult to respond to or costly to comply with; business interruptions due to unexpected events or public health crises, including viral pandemics such as COVID-19; and the resolution of litigation or other legal proceedings in which we may become involved. In addition, our forward-looking statements could be affected by general industry and market conditions and growth rates. Readers of this Quarterly Report on Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Disclosure controls

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. It should be noted that in designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management necessarily was required to apply its judgment regarding the design of our disclosure controls and procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer (which roles are currently filled by the same person), and Chief Operating Officer have concluded that as a result of the material weakness, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Disclosure Controls were not effective. Management identified a material weakness in the way the Company tracked and accounted for its inventory at December 31, 2021, as disclosed in our 10-K, filed on March 31, 2022. Controls were not effectively designed, documented, and maintained to verify that the existence of all inventories subject to physical inventory counts were correctly counted, and our process for compiling and communicating inventory data to ensure accurate reporting in our financial statements was not effective, including inadequate verification for completeness and accuracy of key reports used to review and monitor inventory balances. A consequence of this was that the process of conducting a full physical inventory required an inordinate amount of time to establish an accurate valuation. We are still in the process of remediating this control issue. Notwithstanding such material weakness in internal control over inventory, our management concluded that our consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101	The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (Extensible Business Reporting Language):

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: May 16, 2022	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer
(principal executive officer, and principal financial officer)