Form 10-Q
period 2022-06-30
NANOPHASE TECHNOLOGIES Corp
filed 2022-08-16
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2022

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

As of August 15, 2022, there were 49,137,030 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited Consolidated Condensed)

	(in thousands except share and per share data)
ASSETS	June 30, 2022	December 31, 2021
Current assets:
Cash	$664	$657
Trade accounts receivable, less allowance for doubtful accounts of $161 for June 30, 2022, and $60 for December 31, 2021	6,537	3,937
Inventories, net	8,949	6,095
Prepaid expenses and other current assets	1,201	910
Total current assets	17,351	11,599

Equipment and leasehold improvements, net	5,715	4,712
Operating leases, right of use	11,418	12,075
Other assets, net	7	8
Total assets	$34,491	$28,394
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit, related party	$5,835	$1,351
Current portion of finance lease obligations	35	105
Current portion of operating lease obligations	1,161	589
Accounts payable	4,368	3,566
Current portion of deferred revenue	709	783
Accrued expenses	1,426	946
Total current liabilities	13,534	7,340

Long-term portion of finance lease obligations	1	6
Long-term portion of operating lease obligations	11,067	11,700
Long-term debt, related party	1,000	1,000
Long-term portion of deferred revenue	675	661
Asset retirement obligations	227	222
Total long-term liabilities	12,970	13,589

Contingent liabilities	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 60,000,000 and 55,000,000 shares authorized; 49,137,030 and 48,893,573 shares issued and outstanding on June 30, 2022 and December 31, 2021, respectively	491	489
Additional paid-in capital	104,831	104,423
Accumulated deficit	(97,335)	(97,447)
Total Shareholders’ equity	7,987	7,465
Total liabilities and shareholders’ equity	$34,491	$28,394

See Notes to Consolidated Condensed Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited Consolidated Condensed)

(in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Revenue:
Product revenue	$10,796	$7,025	$18,842	$14,075
Other revenue	426	89	536	111
Total revenue	11,222	7,114	19,378	14,186

Operating expense:
Cost of revenue	8,486	4,600	14,474	9,642
Gross profit	2,736	2,514	4,904	4,544

Research and development expense	797	536	1,463	1,035
Selling, general and administrative expense	1,816	1,018	3,213	2,052
Income from operations	123	960	228	1,457
Interest expense	73	919	116	1,058
Other income, net	—	—	—	(952)
Income before provision for income taxes	50	41	112	1,351
Provision for income taxes	—	—	—	—
Net income	$50	$41	$112	$1,351

Net income per basic share	$0.00	$0.00	$0.00	$0.03

Weighted average number of basic common shares outstanding	49,045,047	44,367,496	49,014,847	41,294,394

Net income per diluted share	$0.00	$0.00	$0.00	$0.03

Weighted average number of diluted common shares outstanding	51,008,047	46,362,496	50,990,847	43,078,394

See Notes to Consolidated Condensed Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited Consolidated Condensed)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance on December 31, 2020	—	$—	38,221,292	$382	$102,117	$(99,767)	$2,732
Stock-based compensation	—	—	—	—	42	—	42
Net income for the three months ended March 31, 2021	—	—	—	—	—	1,310	1,310
Balance on March 31, 2021	—	$—	38,221,292	$382	$102,159	$(98,457)	$4,084

Stock option exercises	—	—	143,500	2	76	—	78
Exercise of conversion rights – convertible loan, related party	—	—	10,095,555	101	1,918	—	2,019
Stock-based compensation	—	—	—	—	53	—	53
Net income for the three months ended June 30, 2021	—	—	—	—	—	41	41
Balance on June 30, 2021	—	$—	48,460,347	$485	$104,206	$(98,416)	$6,275

Balance on December 31, 2021	—	$—	48,893,573	$489	$104,423	$(97,447)	$7,465
Issuance of shares and stock option exercises	—	—	133,168	1	72	—	73
Stock-based compensation	—	—	—	—	148	—	148
Net income for the three months ended March 31, 2022	—	—	—	—	—	62	62
Balance on March 31, 2022	—	$—	49,026,741	$490	$104,643	$(97,385)	$7,748

Issuance of shares and stock option exercises	—	—	110,289	1	33	—	34
Stock-based compensation	—	—	—	—	155	—	155
Net income for the three months ended June 30, 2022	—	—	—	—	—	50	50
Balance on June 30, 2022	—	$—	49,137,030	$491	$104,831	$(97,335)	$7,987

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited Consolidated Condensed)

	Six months ended June 30,
	2022	2021
	(in thousands)
Operating activities:
Net income	$112	$1,351
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	271	210
Share-based compensation	303	95
Gain on PPP loan forgiveness	—	(952)
Amortization of operating lease, right of use asset	657	42
Amortization of debt discount	—	903
Changes in assets and liabilities related to operations:
Trade accounts receivable	(2,600)	(464)
Inventories	(2,854)	(1,281)
Prepaid expenses and other assets	(290)	(114)
Accounts payable	661	239
Accrued expenses	480	489
Deferred revenue	(60)	30
Operating lease obligations	(61)	(60)
Net cash (used in) provided by operating activities	(3,381)	488

Investing activities:
Acquisition of equipment and leasehold improvements	(1,128)	(508)
Net cash used in investing activities	(1,128)	(508)

Financing activities:
Principal payments on finance leases	(75)	(93)
Proceeds from line of credit, bank	—	500
Payments to the line of credit, bank	—	(1,000)
Proceeds from line of credit, related party	18,675	11,975
Payments to line of credit, related party	(14,191)	(11,820)
Proceeds from term loan, related party	—	500
Payments from exercise of stock options	107	78
Net cash provided by financing activities	4,516	140
Increase in cash and cash equivalents	7	120
Cash and cash equivalents at beginning of period	657	957
Cash and cash equivalents at end of period	$664	$1,077

Supplemental cash flow information:
Interest paid	$87	$106

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$141	$258
Conversion of $2M convertible loan, related party	$—	$2,000
Interest paid via stock issuance, convertible loan, related party	$—	$19

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited Consolidated Condensed)

(in thousands, except share and per share data or as otherwise noted herein)

(1) Basis of Presentation

The accompanying unaudited consolidated condensed interim financial statements of Nanophase Technologies Corporation (“Nanophase”, “Company”, “we”, “our”, or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of our financial position and operating results for the interim periods presented. All statements include the results from both Nanophase and our wholly-owned subsidiary, Solésence, LLC (“Solésence,” or our “Solésence® subsidiary”). Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission.

(2) Description of Business

Nanophase Technologies Corporation (“Nanophase,” “Company,” “we,” “our,” or “us”) is a science-driven company which, along with its wholly owned subsidiary, Solésence, LLC (our “Solésence beauty science subsidiary”), is focused in various beauty- and life-science markets.  Using consumer health as our end-goal and science and innovation to guide the path, skin health and medical diagnostics combined currently make up the great majority of our business and drive our forward growth strategy.  We offer engineered materials, formulation development and commercial manufacturing through an integrated family of technologies. Our expertise in materials engineering allows us to effectively coat and disperse particles on a nano and “non-nano” scale for use in a variety of skin health markets, including for use in sunscreens as active ingredients and as fully developed prestige skin care and cosmetics products, marketed and sold through our Solésence beauty science subsidiary.  In terms of our life sciences focus, we have seen demand significantly decrease for our medical diagnostics ingredients during 2022. Additionally, we continue to sell products in legacy markets, including architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, and surface finishing technologies (polishing) applications, all of which, along with medical diagnostics, fall into the advanced materials product category.

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

 Contract balances at June 30, 2022, December 31, 2021, and December 31, 2020 are as follows:

	Accounts Receivable	Contract Assets	Contract Liabilities
Balance, December 31, 2020	$2,932	$179	$411
Balance, December 31, 2021	3,937	179	1,444
Balance, June 30, 2022	6,537	179	1,384

The contract asset balance at June 30, 2022, December 31, 2021, and December 31, 2020 consists of $179 of contract assets reported within prepaid expenses and other current assets.

Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was $89 and $145, for the three months ended June 30, 2022 and 2021, respectively, and $212 and $221 for the six months ended June 30, 2022 and 2021, respectively.

Other revenue may include revenue from technology license fees and paid development projects. Technology license fees and paid development projects are recognized over time when the obligations under the agreed upon contractual arrangements are performed on our part.  Other revenue recognized over time was $76 and $89, for the three months ended June 30, 2022 and 2021, respectively, and $186 and $111 for the six months ended June 30, 2022 and 2021, respectively. Other revenue recognized at a point in time was $350 and $0, for the three months ended June 30, 2022 and 2021, respectively, and $350 and $0 for the six months ended June 30, 2022 and 2021 respectively.

(4) Earnings Per Share

Options to purchase approximately 1,963,000 and 1,976,000 shares of common stock that were outstanding as of June 30, 2022 were included in the computation of earnings per share for the three months and six months ended June 30, 2022, respectively. Options to purchase approximately 1,995,000 and 1,784,000 shares of common stock that were outstanding as of June 30, 2021 were included in the computation of earnings per share for the three months and six months ended June 30, 2021, respectively.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Numerator: (in Thousands)
Net income	$50	$41	$112	$1,351

Denominator:
Weighted average number of basic shares outstanding	49,045,047	44,367,496	49,014,847	41,294,394
Weighted average additional shares assuming conversion of in-the-money stock options to common shares	1,963,000	1,995,000	1,976,000	1,784,000
Weighted average number of diluted common shares outstanding	51,008,047	46,362,496	50,990,847	43,078,394

Basic earnings per common share:
Net income per share – basic	$0.00	$0.00	$0.00	$0.03
Diluted earnings per common share:
Net income per share – diluted	$0.00	$0.00	$0.00	$0.03

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

 Our financial instruments include cash, any cash equivalents, accounts receivable, accounts payable and accrued expenses, along with any short term and long-term borrowings as described in Note 6. There were no financial instruments adjusted to fair value on June 30, 2022 and December 31, 2021.

(6) Notes and Lines of Credit

 Notes and lines of credit consist of the following:

		As of June 30, 2022		As of December 31, 2021
	Rate	Total Borrowing Capacity	Outstanding Borrowed Balance	Total Borrowing Capacity	Outstanding Borrowed Balance
Strandler, LLC (1)	4.00%	$—	$1,000	n/a	n/a
Beachcorp, LLC (1)	5.25%	n/a	n/a	$1,000	$1,000
Beachcorp, LLC (2)	5.50%	5,938	3,835	3,753	3,365
Beachcorp, LLC (3)	5.50%	3,780	2,000	n/a	n/a

Related party interest summary:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Interest expense, related parties	$68	$911	$107	$1,042
Accrued interest expense, related parties	29	17	29	17

1)	On January 28, 2022 the Company entered into an additional Business Loan Agreement (the “New Term Loan Agreement”) with Strandler, LLC, which effectively transferred or assigned the previously existing Term Loan to Strandler, LLC from Beachcorp, LLC. Interest on the New Term Loan is at the prime rate plus 0.75%, and it matures on March 31, 2024. Strandler, LLC is also an affiliate of Bradford T. Whitmore.

2)	On January 28, 2022 the Company entered into an Amended and Restated Business Loan Agreement (the “A&R Loan Agreement”), which amends and restates the Master Agreement between the Company and Beachcorp, LLC, and a new promissory note in order to evidence the A/R Revolver facility, including an amendment to expand the limit on the A/R Revolver Facility from $6,000 to $8,000, reduce the interest rate to the prime rate plus 0.75%, and extend the maturity of the A/R Revolver facility to March 31, 2024.

3)	On January 28, 2022, in connection with the A&R Loan Agreement, the Company entered into a new promissory note in order to evidence the Inventory Revolver facility, allowing borrowing of up to $4,000, at an amount equivalent to 50% of eligible inventory, as defined. The interest rate on the Inventory Revolver is set to the prime rate plus 0.75%. The Inventory Revolver facility matures March 31, 2024.

Beachcorp, LLC and Strandler, LLC are affiliates of Mr. Bradford T. Whitmore, who beneficially owns a majority of the Company’s common stock and is the brother of Ms. R. Janet Whitmore, a director of the Company and the chair of the Company’s board of directors. The A/R Revolver Facility, the Inventory Facility and the New Term Loan are all secured by all the unencumbered assets of the Company and subordinated to the Company’s letters of credit with Libertyville Bank & Trust.

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

(7) Inventories

Inventories consist of the following:

	June 30, 2022	December 31, 2021

Raw materials	$6,579	$4,796
Finished goods	2,370	1,299
Total inventories, net	$8,949	$6,095

(8) Leases

The Company’s operating lease portfolio is comprised of operating leases for office, warehouse space and equipment. Certain of the Company’s leases include one or more options to renew or terminate the lease at the Company’s discretion. The Company regularly evaluates the renewal and termination options and when they are reasonably certain of exercise, includes the renewal or termination option in our lease term. During the first seven months of the term of our newly leased building, we have subleased a portion of the unused floorspace on a temporary basis. This sublease has converted to a month-to-month lease as of June 30, 2022.

As of June 30, 2022, the ROU asset had a balance of $11,418, which is included in the “Operating lease right-of-use assets” line item of these consolidated financial statements and current and non-current lease liabilities related to the ROU asset of $1,161 and $11,067, respectively.  As of December 31, 2021, the ROU asset had a balance of $12,075 which is included in the “Operating lease right-of-use assets” line item of these consolidated financial statements and current and non-current lease liabilities related to the ROU asset of $589 and $11,700, respectively. The discount rates used for leases accounted for under ASC 842 are based on an interest rate yield curve developed for the leases in the Company’s portfolio.

The office leases contain variable lease payments which consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor.

Quantitative information regarding the Company’s leases is as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$11	$14	$22	$28
Interest on finance lease liabilities	1	5	3	11
Total finance lease costs	$12	$19	$25	$39
Operating lease cost components:
Operating lease cost	375	146	738	290
Variable lease cost	160	29	332	60
Short-term lease cost	29	11	50	21
Sublease income	(184)	—	(367)	—
Total operating lease costs	380	186	753	371
Total lease cost	$392	$205	$778	$410

Supplemental cash flow information related to leases is as follows for the six months ended June 30, 2022 and 2021:

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$474	$368

Weighted-average remaining lease term-finance leases (in years)	.3	1.1
Weighted-average remaining lease term-operating leases (in years)	9.1	2.9
Weighted-average discount rate-finance leases	7.6%	9.3%
Weighted-average discount rate-operating leases	7.6%	13.4%

The future maturities of the Company’s finance and operating leases as of June 30, 2022 are as follows:

	Finance Leases	Operating Leases	Total
2022	$31	$982	$1,013
2023	6	2,099	2,105
2024	—	2,025	2,025
2025	—	1,470	1,470
2026	—	1,468	1,468
Thereafter	—	8,668	8,668
Total payments	$37	$16,712	$16,749
Less amounts representing interest	(1)	(4,484)	(4,485)
Total minimum payments required	$36	$12,228	$12,264

The future maturities of the Company’s finance and operating leases as of June 30, 2021 were as follows:

	Finance Leases	Operating Leases	Total
2021	$96	$374	$470
2022	109	761	870
2023	5	747	752
2024	—	636	636
2025	—	42	42
Thereafter	—	2	2
Total payments	$210	$2,562	$2,772
Less amounts representing interest	(12)	(540)	(552)
Total minimum payments required	$198	$2,022	$2,220

(9) Significant Customers and Contingencies

We had five significant customers for the three and six months ended June 30, 2022 and 2021, respectively. Revenue from these five customers constituted the following percentages of total revenue:

		Three months ended June 30,		Six months ended June 30,
Customer #	Product Category	2022	2021	2022	2021
1	Personal Care Ingredients	29%	25%	29%	22%
2	Solésence®	15%	17%	16%	17%
3	Solésence®	14%	15%	14%	13%
4	Solésence®	4%	10%	6%	13%
5	Advanced Materials (Medical Diagnostics customer)	0%	8%	0%	16%
	Total	62%	75%	65%	81%

Accounts receivable balances for these five customers were approximately:

		June 30,	June 30,
Customer #	Product Category	2022	2021
1	Personal Care Ingredients	$1,737	$609
2	Solésence®	798	422
3	Solésence®	1,470	1,048
4	Solésence®	3	194
5	Advanced Materials (Medical Diagnostics customer)	5	106
	Total	$4,013	$2,379

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

 (10) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $435 and $490 for the three and six months ended June 30, 2022, respectively, compared to $1,138 and $2,423 for the three and six months ended June 30, 2021, respectively. All of this revenue was product revenue.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States. We categorize our revenue stream into three main product categories, Personal Care Ingredients, Advanced Materials and Solésence. The revenues, by category, for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three months ended June 30,		Six months ended June 30,
Product Category	2022	2021	2022	2021
Solésence	$7,099	$4,499	$12,659	$8,797
Personal Care Ingredients	3,305	1,780	5,687	3,176
Advanced Materials	818	835	1,032	2,213
Total Sales	$11,222	$7,114	$19,378	$14,186

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

We do not anticipate any supply disruptions directly related to the Russian invasion of Ukraine as we do not knowingly source any materials directly from either country.

Since mid-2020, we have seen significantly increases in demand for our medical diagnostics materials. Polymerase Chain Reaction (“PCR”) testing for various viruses, most notably SARS-CoV-2 (“COVID-19”), has become a critical use of our technology in the life science space. After a historic peak in volume during 2020, we saw reduced demand for these materials in 2021. It is difficult to predict whether the increased demand for our medical diagnostic materials used in COVID-19 testing will expand from 2021 levels over the next few years. Our expectation is that we may establish a new sales volume “floor” over the next few years as we continue through the unprecedented period of testing utilization and awareness of the way viruses impact all of us. We believe that our deep expertise in materials science has created advantages that enable performance in certain tests that may not be achievable through other materials. Outside of life science, we continue to sell advanced materials for use in legacy applications, all of which, along with medical diagnostics, currently fall into the advanced materials product category.

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

Results of Operations

Total revenue increased to $11,222 for the three months ended June 30, 2022, compared to $7,114 for the same period in 2021. Total revenue increased to $19,378 for the six months ended June 30, 2022, compared to $14,186 for the same period in 2021. A substantial majority of our revenue was from our four- and five largest customers for the three- and six-month periods ended June, 2022, and 2021, respectively. This reflects sales of APIs to our largest customer in skin care and sunscreen applications, our three largest customers for our finished skin health products marketed through our Solésence subsidiary, and, during the three- and six months ended June 30, 2021, a medical diagnostics customer.  Please see Note 10 in the Financial Statements, “Business Segmentation and Geographical Distribution,” for a breakdown of revenue from the customers discussed above.

Product revenue, the primary component of our total revenue, increased to $10,796 for the three months ended June 30, 2022, compared to $7,025 during the same period of 2021, and increased to $18,842 for the six months ended June 30, 2022, compared to $14,075 during the same period of 2021.This increase was due to continued growth in the adoption of our Solésence® products, along with an increase in API sales to our largest customer in our personal care ingredients business. We saw little revenue from medical diagnostics materials in 2022.

Other revenue increased to $426 and $536 for the three- and six-month periods ended June 30, 2022, compared to $89 and $111 for the same periods in 2021, respectively. Other revenue is typically comprised primarily of developmental or licensing fees.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements.  Cost of revenue increased to $8,486 for the three months ended June 30, 2022, compared to $4,600 for the same period in 2021, and increased to $14,474 for the six months ended June 30, 2022, compared to $9,642 for the same period in 2021.  The increase in cost of revenue was primarily driven by increased volume and price inflation on materials and manufacturing inefficiencies related to growing Solésence® demand. We are also using overtime to keep up with demand during a period where we have had difficulty hiring additional experienced labor. We have also been unable to complete a series of capital and engineering projects to increase efficiencies and reduce unit costs due to the near complete absorption of our internal engineering resources in addressing current demand. Additionally, during the second half of 2021, we added personnel in the supply chain function and incurred costs to rent temporary warehouse space, which represent and ongoing expense through June of 2022.  While we typically pass-through costs to our customers, we sometimes cannot pass through 100% of pricing increases on raw materials, and even with pass throughs, our gross margin percentage is negatively impacted by higher material costs. In total, these factors have resulted in a significant reduction in our gross margin percentage. We believe this to be temporary, in light of current circumstances which we believe we will be able to address effectively during the balance of 2022.

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

Research and development expense increased to $797 for the three months ended June 30, 2022, compared to $536 for the same period in 2021. For the six months ended June 30, 2022 research and development expense increased to $1,463, compared to $1,035 for the same period in 2021. Most of this increase was due to expanded staffing to aid in supporting new product development for current and future customers. Management expects research and development expense to increase at a slower rate during the balance of 2022 to support continued revenue- and customer-expansion.

Selling, general and administrative expense increased to $1,816 for the three months ended June 30, 2022, compared to $1,018 for the same period in 2021. For the six months ended June 30, 2022, selling, general and administrative expense increased to $3,213, compared to $2,052 for the same period in 2021. We have added to our Sales, Marketing, and Business Development team during 2021, and more significantly during the first half of 2022. This was done to ready the Company to support expanded, and expected expanding, sales with a higher degree of customer service. We have also augmented our sales operations function, marketing, and new business development to stimulate additional growth. Additionally, compensation expense has also increased generally, beginning in the second half of 2021 through the current period due to wage inflation. We expect this trend to moderate to an extent in 2022. We also saw many of our business insurance costs increase during April, 2022, when several coverages were renewed. We recognized $104 in bad debt expense during the second quarter of 2022, which has been a relatively rare occurrence in the past. Much of this has been a function of our expansion, along with market conditions. Lastly, in June we accrued for a one-time consulting expense of approximately $180 relating to our application for an Employee Retention Credit. This expense, once paid, will be recoverable ratably to the extent any portion of the requested credit is disallowed. Management expects to receive this credit within approximately five months, but has elected not to reflect any of this gain in our financial statements until it is realized.

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

Liquidity and Capital Resources

Cash, cash proceeds and use of cash for the three months ended June 30, 2022, 2021, and year ended December 31, 2021 were:

	Six months ended June 30, 2022	Six months ended June 30, 2021	Year ended December 31, 2021
Total cash	$664	$1,077	$657
Cash (used in) provided by operating activities	(3,381)	488	2,321
Net cash used in investing activities	(1,128)	(508)	(1,874)
Net cash provided by financing activities	4,516	140	(747)

The net cash used during the six months ended June 30, 2022 was primarily a due to the expansion of accounts receivable, a function of our growth, and inventories. Management has followed a strategy thus far in 2022 to ameliorate supply chain risk to a degree by ordering raw materials and components further in advance than we typically have in the lessen the impact of delays and shortages brought on by competition for limited resources as the global economy responds both to additional demand and shipping difficulties created by several factors, including a shortage of labor in the United States. It is our expectation that this will not continue indefinitely, and that our cash position will benefit when a more “normal” supply chain situation returns. Net cash used in investing activities was attributable to expenditures on capital equipment for all periods presented above.

On January 28, 2022, the Company and Beachcorp, LLC, and Strandler, LLC entered in to an Amended and Restated Master Agreement (“Agreement”). Both entities are managed by Bradford T. Whitmore, who is a significant shareholder in Nanophase and, as such, these loans are classified as related party transactions. Under this Agreement, and amended agreements governed by this Agreement, the Company now has a $1,000 term loan with Strandler, LLC, which was fully drawn in January 2022, with the proceeds used to retire the previously existing $1,000 term loan with Beachcorp. The new term loan expires on March 31, 2024, and has a fixed interest rate of 4.00%, representing the Prime rate plus 0.75% as of the new Agreement date. Under this Agreement, the Company amended its existing accounts receivable-based revolving loan (“A/R Revolver”) to carry a floating interest rate of Prime plus 0.75%, with an increased borrowing cap of $8,000, and an expiration of March 31, 2024. The Company drew funds from the A/R Facility in January of 2022. Further under this Agreement, the Company entered into an additional revolving loan agreement based on the Company’s inventory balances (the “Inventory Facility”). The Company drew funds from the Inventory Facility in May of 2022. This facility will allow the Company to borrow up to $4,000 in total, based on the terms of the loan. All borrowing will be at a floating rate of Prime plus 0.75%, with a March 31, 2024 expiration. We also maintain letters of credit through Libertyville Bank & Trust. These credit facilities are more fully described in Note 6 to our Financial Statements in Part I, Item 1 of this Form 10-Q.

 Our actual future capital requirements in 2022 and beyond will depend on many factors, including customer acceptance of our current and potential finished Solésence  products, APIs sold as ingredients in to the skin health markets, medical diagnostics ingredients, and other engineered materials, applications, and products, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell these products and ingredients. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, and conditions within the markets supplying labor and materials for capital equipment, we expect that capital spending relating to currently known capital needs for 2022 will be between $3 million and $6 million, to be funded by profit from operations, our existing loans and lines of credit, and possible new debt financing. If those projects are delayed or ultimately prove unsuccessful, or if we fail to be able to support the additional cost of funding them in the near term, we expect our capital expenditures may fall below the lower end of the range. Similarly, substantial success in business development projects may cause the actual 2022 capital investment to exceed the top of this range.

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

Item 4. Controls and Procedures

Disclosure controls

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. It should be noted that in designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management necessarily was required to apply its judgment regarding the design of our disclosure controls and procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, other than the previously identified material weakness discussed below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance. Management identified a material weakness in the way the Company tracked and accounted for its inventory at December 31, 2021, as disclosed in our 10-K, filed on March 31, 2022. Controls were not effectively designed, documented, and maintained to verify that the existence of all inventories subject to physical inventory counts were correctly counted, and our process for compiling and communicating inventory data to ensure accurate reporting in our financial statements was not effective, including inadequate verification for completeness and accuracy of key reports used to review and monitor inventory balances. A consequence of this was that the process of conducting a full physical inventory required an inordinate amount of time to establish an accurate valuation. We are in the process of remediating this control issue, and believe that, while incomplete, we have made progress since March 31, 2022. Notwithstanding such material weakness in internal control over inventory, our management concluded that our consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101	The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Shareholders Equity, (4) the Statements of Cash Flows, and (5) the Notes to Unaudited Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: August 15, 2022	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer
(principal executive officer, and principal financial officer)