Form 10-Q
period 2022-09-30
NANOPHASE TECHNOLOGIES Corp
filed 2022-11-14
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2022

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

As of November 14, 2022, there were 49,232,163 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited Consolidated Condensed)

	(in thousands except share and per share data)
ASSETS	September 30, 2022	December 31, 2021
Current assets:
Cash	$510	$657
Trade accounts receivable, less allowance for doubtful accounts of $301 for September 30, 2022, and $60 for December 31, 2021	5,368	3,937
Inventories, net	9,596	6,095
Prepaid expenses and other current assets	979	910
Total current assets	16,453	11,599

Equipment and leasehold improvements, net	6,535	4,712
Operating leases, right of use	11,056	12,075
Other assets, net	6	8
Total assets	$34,050	$28,394
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit, related party	$5,358	$1,351
Current portion of finance lease obligations	11	105
Current portion of operating lease obligations	1,182	589
Accounts payable	5,396	3,566
Current portion of deferred revenue	800	783
Accrued expenses	1,347	946
Total current liabilities	14,094	7,340

Long-term portion of finance lease obligations	—	6
Long-term portion of operating lease obligations	10,740	11,700
Long-term debt, related party	1,000	1,000
Long-term portion of deferred revenue	569	661
Asset retirement obligations	228	222
Total long-term liabilities	12,537	13,589

Contingent liabilities	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 60,000,000 and 55,000,000 shares authorized; 49,216,180 and 48,893,573 shares issued and outstanding on September 30, 2022 and December 31, 2021, respectively	492	489
Additional paid-in capital	105,012	104,423
Accumulated deficit	(98,085)	(97,447)
Total Shareholders’ equity	7,419	7,465
Total liabilities and shareholders’ equity	$34,050	$28,394

See Notes to Consolidated Condensed Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited Consolidated Condensed)

(in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Revenue:
Product revenue	$9,673	$7,896	$28,515	$21,971
Other revenue	5	28	541	139
Total revenue	9,678	7,924	29,056	22,110

Operating expense:
Cost of revenue	7,185	4,946	21,659	14,588
Gross profit	2,493	2,978	7,397	7,522

Research and development expense	848	635	2,310	1,670
Selling, general and administrative expense	2,279	942	5,493	2,994
(Loss) income from operations	(634)	1,401	(406)	2,858
Interest expense	116	38	232	1,096
Other income, net	—	—	—	(952)
(Loss) income before provision for income taxes	(750)	1,363	(638)	2,714
Provision for income taxes	—	—	—	—
Net (loss) income	$(750)	$1,363	$(638)	$2,714

Net (loss) income per basic share	$(0.02)	$0.03	$(0.01)	$0.06

Weighted average number of basic common shares outstanding	49,174,673	48,566,431	49,068,709	43,756,300

Net (loss) income per diluted share	$(0.02)	$0.03	$(0.01)	$0.06

Weighted average number of diluted common shares outstanding	49,174,673	50,728,431	49,068,709	45,726,300

See Notes to Consolidated Condensed Financial Statements

 NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited Consolidated Condensed)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance on December 31, 2020	—	$—	38,221,292	$382	$102,117	$(99,767)	$2,732
Stock-based compensation	—	—	—	—	42	—	42
Net income for the three months ended March 31, 2021	—	—	—	—	—	1,310	1,310
Balance on March 31, 2021	—	$—	38,221,292	$382	$102,159	$(98,457)	$4,084

Stock option exercises	—	—	143,500	2	76	—	78
Exercise of conversion rights – convertible loan, related party	—	—	10,095,555	101	1,918	—	2,019
Stock-based compensation	—	—	—	—	53	—	53
Net income for the three months ended June 30, 2021	—	—	—	—	—	41	41
Balance on June 30, 2021	—	$—	48,460,347	$485	$104,206	$(98,416)	$6,275

Issuance of shares and stock option exercises	—	—	265,126	$2	$72	$—	$74
Stock-based compensation	—	—	—	—	29	—	29
Net income for the three months ended September 30, 2021	—	—	—	—	—	1,363	1,363
Balance on September 30, 2021	—	$—	48,725,473	$487	$104,307	$(97,053)	$7,741

Balance on December 31, 2021	—	$—	48,893,573	$489	$104,423	$(97,447)	$7,465
Issuance of shares and stock option exercises	—	—	133,168	1	72	—	73
Stock-based compensation	—	—	—	—	148	—	148
Net income for the three months ended March 31, 2022	—	—	—	—	—	62	62
Balance on March 31, 2022	—	$—	49,026,741	$490	$104,643	$(97,385)	$7,748

Issuance of shares and stock option exercises	—	—	110,289	1	33	—	34
Stock-based compensation	—	—	—	—	155	—	155
Net income for the three months ended June 30, 2022	—	—	—	—	—	50	50
Balance on June 30, 2022	—	—	49,137,030	$491	$104,831	$(97,335)	$7,987

Issuance of shares and stock option exercises	—	—	79,150	1	31	—	32
Stock-based compensation	—	—	—	—	150	—	150
Net loss for the three months ended September 30, 2022	—	—	—	—	—	(750)	(750)
Balance on September 30, 2022	—	$—	49,216,180	$492	$105,012	$(98,085)	$7,419

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited Consolidated Condensed)

	Nine months ended September 30,
	2022	2021
	(in thousands)
Operating activities:
Net (loss) income	$(638)	$2,714
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	413	328
Share-based compensation	453	124
Gain on PPP loan forgiveness	—	(952)
Amortization of operating lease, right of use asset	946	306
Amortization of debt discount	—	903
Changes in assets and liabilities related to operations:
Trade accounts receivable	(1,431)	(1,791)
Inventories	(3,501)	(1,988)
Prepaid expenses and other assets	(69)	(91)
Accounts payable	1,398	282
Accrued expenses	401	791
Deferred revenue	(75)	(23)
Operating lease obligations	(294)	(334)
Net cash (used in) provided by operating activities	(2,397)	269

Investing activities:
Acquisition of equipment and leasehold improvements	(1,798)	(1,445)
Net cash used in investing activities	(1,798)	(1,445)

Financing activities:
Principal payments on finance leases	(100)	(139)
Proceeds from line of credit, bank	—	500
Payments to the line of credit, bank	—	(1,000)
Proceeds from line of credit, related party	25,075	19,525
Payments to line of credit, related party	(21,068)	(17,939)
Proceeds from term loan, related party	—	500

Proceeds from exercise of stock options	141	152
Net cash provided by financing activities	4,048	1,599
(Decrease) Increase in cash and cash equivalents	(147)	423
Cash and cash equivalents at beginning of period	657	957
Cash and cash equivalents at end of period	$510	$1,380

Supplemental cash flow information:
Interest paid	$232	$178

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$432	$28
Conversion of $2M convertible loan, related party	$—	$2,000
Interest paid via stock issuance, convertible loan, related party	$—	$19
Early termination of operating lease	$73	—

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited Consolidated Condensed)

(in thousands, except share and per share data or as otherwise noted herein)

(1) Basis of Presentation

The accompanying unaudited consolidated condensed interim financial statements of Nanophase Technologies Corporation (“Nanophase”, “Company”, “we”, “our”, or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of our financial position and operating results for the interim periods presented. All statements include the results from both Nanophase and our wholly-owned subsidiary, Solésence, LLC (“Solésence,” or our “Solésence® subsidiary”). Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission.

Certain balances on the September 30, 2021 statement of cash flows have been reclassified to conform to September 30, 2022 presentation. The disaggregation on the statement of cash flows had no impact on net income or balance sheet.

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

 Contract balances at September 30, 2022, December 31, 2021, and December 31, 2020 are as follows:

	Accounts Receivable	Contract Assets	Contract Liabilities
Balance, December 31, 2020	$2,932	$179	$411
Balance, December 31, 2021	3,937	179	1,444
Balance, September 30, 2022	5,368	179	1,369

The contract asset balance at September 30, 2022, December 31, 2021, and December 31, 2020 consists of $179 of contract assets reported within prepaid expenses and other current assets.

Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was $295 and $20, for the three months ended September 30, 2022 and 2021, respectively, and $507 and $264 for the nine months ended September 30, 2022 and 2021, respectively.

Other revenue may include revenue from technology license fees and paid development projects. Technology license fees and paid development projects are recognized over time when the obligations under the agreed upon contractual arrangements are performed on our part.  Other revenue recognized over time was $5 and $28, for the three months ended September 30, 2022 and 2021, respectively, and $191 and $139 for the nine months ended September 30, 2022 and 2021, respectively. There was no other revenue recognized at a point in time for the three months ended September 30, 2022 and 2021. Other revenue recognized at a point in time was $350 and $0 for the nine months ended September 30, 2022 and 2021 respectively.

(4) Earnings Per Share

Options to purchase approximately 1,871,000 and 1,901,000 shares of common stock that were outstanding as of September 30, 2022 but were not included in the computation of earnings per share for the three months and nine months ended September 30, 2022, respectively as it would be been anti-dilutive due to the losses. Options to purchase approximately 2,162,000 and 1,970,000 shares of common stock that were outstanding as of September 30, 2021 were included in the computation of earnings per share for the three months and nine months ended September 30, 2021, respectively.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Numerator: (in Thousands)
Net (loss) income	$(750)	$1,363	$(638)	$2,714

Denominator:
Weighted average number of basic shares outstanding	49,174,673	48,566,431	49,068,709	43,756,300
Weighted average additional shares assuming conversion of in-the-money stock options to common shares	0	2,162,000	0	1,970,000
Weighted average number of diluted common shares outstanding	49,174,673	50,728,431	49,068,709	45,726,300

Basic earnings per common share:
Net (loss) income per share – basic	$(0.02)	$0.03	$(0.01)	$0.06
Diluted earnings per common share:
Net (loss) income per share – diluted	$(0.02)	$0.03	$(0.01)	$0.06

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

 Our financial instruments include cash, any cash equivalents, accounts receivable, accounts payable and accrued expenses, along with any short term and long-term borrowings as described in Note 6. There were no financial instruments adjusted to fair value on September 30, 2022 and December 31, 2021.

(6) Notes and Lines of Credit

 Notes and lines of credit consist of the following:

		As of September 30, 2022		As of December 31, 2021
	Rate	Total Borrowing Capacity	Outstanding Borrowed Balance	Total Borrowing Capacity	Outstanding Borrowed Balance
Strandler, LLC (1)	4.00%	$1,000	$1,000	n/a	n/a
Beachcorp, LLC (1)	5.25%	n/a	n/a	$1,000	$1,000
Beachcorp, LLC (2)	5.50%	4,561	3,358	3,753	3,365
Beachcorp, LLC (3)	5.50%	4,000	3,000	n/a	n/a

Related party interest summary:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Interest expense, related parties	$111	$49	$218	$1,091
Accrued interest expense, related parties	39	17	39	17

1)	On January 28, 2022 the Company entered into an additional Business Loan Agreement (the “New Term Loan Agreement”) with Strandler, LLC, which effectively transferred or assigned the previously existing Term Loan to Strandler, LLC from Beachcorp, LLC. Interest on the New Term Loan is at the prime rate plus 0.75%, and it matures on March 31, 2024. Strandler, LLC is also an affiliate of Bradford T. Whitmore.

2)	On January 28, 2022 the Company entered into an Amended and Restated Business Loan Agreement (the “A&R Loan Agreement”), which amends and restates the Master Agreement between the Company and Beachcorp, LLC, and a new promissory note in order to evidence the A/R Revolver facility, including an amendment to expand the limit on the A/R Revolver Facility from $6,000 to $8,000, reduce the interest rate to the prime rate plus 0.75%, and extend the maturity of the A/R Revolver facility to March 31, 2024.

3)	On January 28, 2022, in connection with the A&R Loan Agreement, the Company entered into a new promissory note in order to evidence the Inventory Revolver facility, allowing borrowing of up to $4,000, at an amount equivalent to 50% of eligible inventory, as defined. The interest rate on the Inventory Revolver is set to the prime rate plus 0.75%. The Inventory Revolver facility matures March 31, 2024.

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

(7) Inventories

Inventories consist of the following:

	September 30, 2022	December 31, 2021

Raw materials	$6,940	$4,796
Finished goods	2,656	1,299
Total inventories, net	$9,596	$6,095

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

As of September 30, 2022, the ROU asset had a balance of $11,056, which is included in the “Operating lease right-of-use assets” line item of these consolidated financial statements and current and non-current lease liabilities related to the ROU asset of $1,182 and $10,740, respectively.  As of December 31, 2021, the ROU asset had a balance of $12,075 which is included in the “Operating lease right-of-use assets” line item of these consolidated financial statements and current and non-current lease liabilities related to the ROU asset of $589 and $11,700, respectively. The discount rates used for leases accounted for under ASC 842 are based on an interest rate yield curve developed for the leases in the Company’s portfolio.

The office leases contain variable lease payments which consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor.

Quantitative information regarding the Company’s leases is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$8	$13	$30	$41
Interest on finance lease liabilities	1	4	4	15
Total finance lease costs	$9	$17	$34	$56
Operating lease cost components:
Operating lease cost	377	144	1,115	434
Variable lease cost	152	31	484	91
Short-term lease cost	33	11	83	32
Sublease income	(125)	—	(492)	—
Total operating lease costs	437	186	1,190	557
Total lease cost	$446	$203	$1,224	$613

Supplemental cash flow information related to leases is as follows for the nine months ended September 30, 2022 and 2021:

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$468	$554

Weighted-average remaining lease term-finance leases (in years)	0.2	0.9
Weighted-average remaining lease term-operating leases (in years)	9.0	3.2
Weighted-average discount rate-finance leases	7.6%	9.3%
Weighted-average discount rate-operating leases	7.5%	14.1%

The future maturities of the Company’s finance and operating leases as of September 30, 2022 are as follows:

	Finance Leases	Operating Leases	Total
2022	$6	$490	$496
2023	6	2,050	2,056
2024	—	2,025	2,025
2025	—	1,470	1,470
2026	—	1,468	1,468
Thereafter	—	8,668	8,668
Total payments	$12	$16,171	$16,183
Less amounts representing interest	(1)	(4,249)	(4,250)
Total minimum payments required	$11	$11,922	$11,933

The future maturities of the Company’s finance and operating leases as of September 30, 2021 were as follows:

	Finance Leases	Operating Leases	Total
2021	$47	$187	$234
2022	109	761	870
2023	6	747	753
2024	—	636	636
2025	—	43	43
Thereafter	—	2	2
Total payments	$162	$2,376	$2,538
Less amounts representing interest	(8)	(470)	(478)
Total minimum payments required	$154	$1,906	$2,060

(9) Significant Customers and Contingencies

We had five significant customers for the three and nine months ended September 30, 2022 and 2021, respectively. Revenue from these five customers constituted the following percentages of total revenue:

		Three months ended September 30,		Nine months ended September 30,
Customer #	Product Category	2022	2021	2022	2021
1	Personal Care Ingredients	30%	27%	30%	24%
2	Solésence®	19%	21%	16%	16%
3	Solésence®	18%	17%	17%	17%
4	Solésence®	6%	7%	6%	13%
5	Advanced Materials (Medical Diagnostics customer)	4%	5%	1%	10%
	Total	77%	77%	70%	80%

For the nine months ended September 30, accounts receivable balances for these five customers were approximately:

		September 30,	September 30,
Customer #	Product Category	2022	2021
1	Personal Care Ingredients	$943	$817
2	Solésence®	1,717	1,604
3	Solésence®	439	470
4	Solésence®	189	314
5	Advanced Materials (Medical Diagnostics customer)	248	382
	Total	$3,536	$3,587

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

 (10) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $495 and $955 for the three and nine months ended September 30, 2022, respectively, compared to $585 and $3,008 for the three and nine months ended September 30, 2021, respectively. All of this revenue was product revenue.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States. We categorize our revenue stream into three main product categories, Personal Care Ingredients, Advanced Materials and Solésence. The revenues, by category, for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three months ended September 30,		Nine months ended September 30,
Product Category	2022	2021	2022	2021
Solésence	$5,932	$4,571	$18,591	$13,369
Personal Care Ingredients	2,903	2,171	8,589	5,347
Advanced Materials	843	1,182	1,876	3,394
Total Sales	$9,678	$7,924	$29,056	$22,110

 (11) General Loss Contingencies

On August 9, 2022, BASF filed a complaint against Nanophase in New Jersey state court, alleging that Nanophase had breached the Zinc Oxide Supply Agreement (the “Agreement”). BASF alleges several issues, the one having the biggest potential impact on Nanophase being a claim that our sales through Solésence violate the exclusivity provision of the Agreement. BASF seeks an unspecified amount of damages, a permanent injunction enjoining sales to any party (other than BASF) of a broad range of zinc oxide products that BASF contends are within the scope of the exclusivity provision, counsel fees and litigation expenses. On September 7, 2022, Nanophase filed a Complaint for Declaratory Judgement in Illinois state court, asking for a declaration that contrary to BASF’s allegation, the exclusivity provision of the Agreement does not apply to all products containing zinc oxide as an ingredient for uses designated under the Agreement, nor does the exclusivity provision prohibit Nanophase’s sales of Solésence products containing zinc oxide as an ingredient. Both companies have filed Motions to Dismiss (MTD) the other’s respective complaint. Nanophase’s MTD of BASF’s New Jersey complaint currently is the first scheduled hearing expected to be in March 2023. Management believes at this time that the allegations of BASF’s complaint are without merit and are unsupported by the terms of the Agreement and governing law. For the period ending September 30, 2022, an estimated contingent loss was not recorded, and an estimated range of loss is not available.

 (12) Cyber Theft Event

Nanophase was a victim of a cyber theft event in September and October. This resulted in a loss of $188 recognized in the third quarter and a $472 loss being recognized subsequent to quarter end.

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

Nanophase, and Solésence, are now focusing our combined business-, ingredient-, and product-development capabilities on products with unique performance that enhance consumers’ wellbeing through beauty science and life science applications — in skin health and medical diagnostics, respectively. While we will continue to produce and sell materials to our other advanced materials customers, it is not our strategic focus. We may develop additional technologies, or find unique applications outside of our core markets in the future, but to maximize the use of our resources today, we plan on expanding efforts in areas where we have proven we can deliver innovation and growth.

Results of Operations

Total revenue increased to $9,678 for the three months ended September 30, 2022, compared to $7,924 for the same period in 2021. Total revenue increased to $29,056 for the nine months ended September 30, 2022, compared to $22,110 for the same period in 2021. A substantial majority of our revenue was from our four- and five largest customers for the three- and nine-month periods ended September, 2022, and 2021, respectively. This reflects sales of APIs to our largest customer in skin care and sunscreen applications, our three largest customers for our finished skin health products marketed through our Solésence subsidiary, and, during the three- and nine months ended September 30, 2021, a medical diagnostics customer.  Please see Note 10 in the Financial Statements, “Business Segmentation and Geographical Distribution,” for a breakdown of revenue from the customers discussed above.

Product revenue, the primary component of our total revenue, increased to $9,673 for the three months ended September 30, 2022, compared to $7,896 during the same period of 2021, and increased to $28,515 for the nine months ended September 30, 2022, compared to $21,971 during the same period of 2021.This increase was due to continued growth in the adoption of our Solésence® products, along with an increase in API sales to our largest customer in our personal care ingredients business. We saw little revenue from medical diagnostics materials in 2022.

Other revenue decreased to $5 and increased to $541 for the three- and nine-month periods ended September 30, 2022, compared to $28 and $139 for the same periods in 2021, respectively. Other revenue is typically comprised primarily of developmental or licensing fees.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements.  Cost of revenue increased to $7,185 for the three months ended September 30, 2022, compared to $4,946 for the same period in 2021, and increased to $21,659 for the nine months ended September 30, 2022, compared to $14,558 for the same period in 2021.  The increase in cost of revenue was primarily driven by increased volume and price inflation on materials and manufacturing inefficiencies related to growing Solésence® demand. We are also using overtime to keep up with demand during a period where we have had difficulty hiring additional experienced labor. We have also been unable to complete a series of capital and engineering projects to increase efficiencies and reduce unit costs due to the near complete absorption of our internal engineering resources in addressing current demand. Additionally, during the second half of 2021, we added personnel in the supply chain function and incurred costs to rent temporary warehouse space, which represents an ongoing expense in to the third quarter of 2022.  To a lesser extent, costs have increased as we have added resources, both consultative and permanent as we address inventory and supply chain control. Lastly, while we typically pass-through costs to our customers, we sometimes cannot pass through 100% of pricing increases on raw materials, and even with pass-throughs, our gross margin percentage is negatively impacted by higher material costs. In total, these factors have resulted in a significant reduction in our gross margin percentage. We believe this to be temporary, in light of current circumstances which we believe we will be able to address effectively during the balance of 2022 and during the first half of 2023.

Our business has a certain cyclicality of demand, often based upon seasonal demands, industry launch cycles, or a confluence of both. Our lack of burst capacity has created strains, in terms of people and costs, when new product launches occur at the same time that we are experiencing demand from previously launched products. Since late 2020, the Company has found itself in a situation where our ability to produce and ship materials has been exceeded by customer demand. It is a key area of focus to increase throughput first, followed quickly by increased cost efficiency once we can achieve greater scale. Our planning has had us adding to our current fixed manufacturing cost structure in early 2022 to accommodate additional growth, and to build a better base for further growth beyond that level. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to cut costs and pass commodity market-driven raw materials increases on to customers, and the speed and efficiency with which we are able to scale up production for our Solésence products. We expect that, as product revenue volume increases, our fixed manufacturing costs will be more efficiently absorbed, which should lead to increased margins as we grow. While additional production capacity is our most critical operational issue today, we expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets, but may or may not realize significant percentage growth in our gross margins through 2022, and in to the first half of 2023, depending upon the factors discussed above.

Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with the development or acquisition of new finished product formulations for skin care, new product applications for our skin care ingredients, and the cost of enhancing our manufacturing processes. As an example, we are currently focusing the bulk of our resources on developing new product formulations, and related new technologies, as we expand marketing and sales efforts relating to our Solésence products. This work has led to several new products and additional potential new products. Our efforts in research and development, cosmetic formulating, process engineering and advanced engineering groups are focused in three major areas: 1) application development for our products; 2) creating or obtaining additional core materials technologies and/or materials that have the capability to serve multiple skin health-related markets; and 3) continuing to improve our core technologies to improve manufacturing operations and reduce costs.

Research and development expense increased to $848 for the three months ended September 30, 2022, compared to $635 for the same period in 2021. For the nine months ended September 30, 2022 research and development expense increased to $2,310, compared to $1,670 for the same period in 2021. Most of this increase was due to expanded staffing to aid in supporting new product development for current and future customers. Management expects research and development expense to increase at a slower rate during the balance of 2022 to support continued revenue- and customer-expansion.

Selling, general and administrative expense increased to $2,279 for the three months ended September 30, 2022, compared to $942 for the same period in 2021. For the nine months ended September 30, 2022, selling, general and administrative expense increased to $5,493, compared to $2,994 for the same period in 2021. We have added to our Sales, Marketing, and Business Development team during 2021, and more significantly during the first half of 2022. This was done to ready the Company to support expanded, and expected expanding, sales with a higher degree of customer service. We have also augmented our sales operations function, marketing, and new business development to stimulate additional growth. Additionally, compensation expense has also increased generally, beginning in the second half of 2021 through the current period due to wage inflation. We expect this trend to moderate to an extent in 2022. We also saw many of our business insurance costs increase during April, 2022, when several coverages were renewed. We recognized $230 in bad debt expense during the third quarter of 2022, which has been a relatively rare occurrence in the past. Much of this has been a function of our expansion, along with market conditions. Lastly, in June we accrued for a one-time consulting expense of approximately $180 relating to our application for an Employee Retention Credit. This expense, once paid, will be recoverable ratably to the extent any portion of the requested credit is disallowed. Management expects to receive this credit in the fourth quarter of 2022 or first quarter of 2023, but has elected not to reflect any of this gain in our financial statements until it is realized.

Inflation

We believe inflation has had an incremental impact on our costs of operations and financial position to date. However, supplier price increases and wage and benefit inflation, both of which represent a significant component of our costs of operations, will likely have a material effect on our operations and financial position in 2022 and 2023 if we are unable to pass through any applicable increases under our present contracts or through to our markets in general. We have begun to increase pricing where possible during 2022 to date, and are in the process of continuing to adjust our pricing to the extent supported by the markets we are in, and under any contract limitations we may have.

Liquidity and Capital Resources

Cash, cash proceeds and use of cash for the three months ended September 30, 2022, 2021, and year ended December 31, 2021 were:

	Nine months ended September 30, 2022	Nine months ended September 30, 2021	Year ended December 31, 2021
Total cash	$510	$1,380	$657
Cash (used in) provided by operating activities	(2,397)	269	2,321
Net cash (used in) investing activities	(1,798)	(1,445)	(1,874)
Net cash (used in) provided by financing activities	4,048	1,599	(747)

The net cash used during the nine months ended September 30, 2022 was primarily a due to the expansion of accounts receivable, a function of our growth, and inventories. Management has followed a strategy thus far in 2022 to ameliorate supply chain risk to a degree by ordering raw materials and components further in advance than we typically have to lessen the impact of delays and shortages brought on by competition for limited resources as the global economy responds both to additional demand and shipping difficulties created by several factors, including a shortage of labor in the United States. It is our expectation that this will not continue indefinitely, and that our cash position will benefit when a more “normal” supply chain situation returns. We are currently focused on reducing raw material quantities on hand where possible, and this will remain an area of increased management focus. Net cash used in investing activities was attributable to expenditures on capital equipment for all periods presented above.

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

 Our actual future capital requirements in 2022 and beyond will depend on many factors, including customer acceptance of our current and potential finished Solésence  products, APIs sold as ingredients in to the skin health markets, medical diagnostics ingredients, and other engineered materials, applications, and products, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell these products and ingredients. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, and conditions within the markets supplying labor and materials for capital equipment, we expect that capital spending relating to currently known capital needs for 2022 and 2023 will be between $4 million and $14 million, to be funded by profit from operations, our existing loans and lines of credit, and possible new debt financing. If those projects are delayed or ultimately prove unsuccessful, or if we fail to be able to support the additional cost of funding them in the near term, we expect our capital expenditures may fall below the lower end of the range. Similarly, substantial success in business development projects may cause the actual 2022 and 2023 capital investment to exceed the top of this range.

We had federal net operating loss carryforwards for tax purposes of approximately $62 million on December 31, 2021. Because the Company may experience “ownership changes” within the meaning of the U.S. Internal Revenue Code (“IRC”) in connection with any future equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the IRC. If not utilized, $57 million of this loss carryforward will expire between 2022 and 2037. Given changes to the IRC, net operating loss carryforwards generated after January 1, 2018 do not expire, therefore, $5 million in net operating losses generated since January 1, 2018 do not expire. We have Illinois net loss deduction carryforwards for tax purposes of approximately $21 million on December 31, 2021. Due to the provisions of Illinois Public Act 102-0669 signed November 16, 2021, Illinois net loss deductions expire between 2029 and 2039.

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

Item 4. Controls and Procedures

Disclosure controls

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. It should be noted that in designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management necessarily was required to apply its judgment regarding the design of our disclosure controls and procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, other than the previously identified material weakness discussed below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance. Management identified a material weakness in the way the Company tracked and accounted for its inventory at December 31, 2021, as disclosed in our 10-K, filed on March 31, 2022. Controls were not effectively designed, documented, and maintained to verify that the existence of all inventories subject to physical inventory counts were correctly counted, and our process for compiling and communicating inventory data to ensure accurate reporting in our financial statements was not effective, including inadequate verification for completeness and accuracy of key reports used to review and monitor inventory balances. A consequence of this was that the process of conducting a full physical inventory required an inordinate amount of time to establish an accurate valuation. We are in the process of remediating this control issue, and believe that, while incomplete, we have made significant progress since March 31, 2022. Notwithstanding such material weakness in internal control over inventory, our management concluded that our consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

On August 31, 2022, counsel for Nanophase Technologies Corporation (“Nanophase”) received a letter from lawyers representing BASF Corporation (“BASF”) stating that BASF had filed a complaint against Nanophase in the Superior Court of New Jersey (“SCNJ”) on August 9, 2022 (the “New Jersey Complaint”) and that Nanophase’s registered agent for service of process had been served with the New Jersey Complaint on August 11, 2022. The August 31, 2022 letter from BASF’s lawyers was Nanophase’s first notice of the New Jersey Complaint, which Nanophase thereafter obtained from the New Jersey court.

The New Jersey Complaint claims that Nanophase breached the Zinc Oxide Supply Agreement dated as of September 16, 1999 between Nanophase and BASF, as assignee, as amended through January 1, 2019 (the “Agreement”). The New Jersey Complaint specifically alleges that Nanophase breached the exclusivity provision of the Agreement by selling zinc oxide to entities other than BASF, including sales to Nanophase’s subsidiary Solésence, LLC (“Solésence”), in markets designated as being in the field of use (the “Field”) under the Agreement. The New Jersey Complaint also relatedly alleges that Nanophase breached the capacity and inventory provisions of the Agreement. In addition, the New Jersey Complaint alleges claims for unjust enrichment and violation of the duty of good faith and fair dealing. The New Jersey Complaint seeks an unspecified amount of damages, a permanent injunction, counsel fees, and litigation expenses. The New Jersey Complaint is not seeking termination of the Agreement.

Management believes that the allegations of BASF’s New Jersey Complaint are without merit and are unsupported by the terms of the Agreement and governing law. On September 8, 2022, Nanophase filed a Motion to Dismiss (“MTD”) the New Jersey Complaint with the SCNJ, arguing that BASF’s claims in its New Jersey Complaint are not supported by the terms of the Agreement. All briefing on the MTD was completed on October 8, 2022. Our expectation, presuming a negotiated commercial situation is not reached beforehand, is that the SCNJ will hold a hearing on the MTD in March 2023.

On September 7, 2022, Nanophase filed a Complaint for Declaratory Judgment against BASF in the Circuit Court of Cook County, Illinois (the “Illinois Complaint”). The Illinois Complaint asks the court to declare that contrary to BASF’s views, the exclusivity provision of the Agreement does not apply to all products containing zinc oxide as an ingredient for uses designated under the Agreement nor does the exclusivity provision prohibit Nanophase’s sales of Solésence products containing zinc oxide as an ingredient.

Given our view, we have decided that it is not appropriate to record a contingent liability relating to these actions at this time

Nanophase intends to continue negotiating with BASF in good faith to resolve these issues. In the event that an acceptable solution is not reached, and litigation proceeds, the ultimate resolution cannot now be determined with certainty. However, management believes that Nanophase will ultimately prevail under the terms of the Agreement and governing law.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101	The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Shareholders Equity, (4) the Statements of Cash Flows, and (5) the Notes to Unaudited Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: November 14, 2022	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer
(principal executive officer, and principal financial officer)