Form 10-K
period 2022-12-31
NANOPHASE TECHNOLOGIES Corp
filed 2023-03-29
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

 Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based upon the last reported sale price of the registrant’s common stock on June 30, 2022 was $47,927,272 as of such date.

The number of shares outstanding of the registrant’s common stock, par value $.01, as of March 29, 2023 was 49,505,124.

DOCUMENTS INCORPORATED BY REFERENCE

None.

 PART I

Item 1. General

Company Background

Nanophase Technologies Corporation (“Nanophase,” “Company,” “we,” “our,” or “us”), along with its wholly owned subsidiary, Solésence, LLC (our “Solésence beauty science subsidiary”), is a leading innovator in minerals-based and scientifically-driven health care solutions across beauty and life science categories, protecting skin from environmental aggressors and aiding in medical diagnostics. Skin health and medical diagnostics combined currently make up the great majority of our business and drive our forward growth strategy, with additional revenue being generated from other legacy advanced materials applications. The Company was incorporated in Illinois on November 25, 1989 and became a Delaware corporation during November 1997. Our common stock trades on the OTCQB marketplace under the symbol NANX. We have development and application laboratories, and manufacturing capacity in three locations in the Chicago, Illinois area.

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

Polymerase Chain Reaction (“PCR”) testing for various viruses, most notably SARS-CoV-2 (“COVID-19”), has become a critical use of our technology in the life science space. Through our medical diagnostics materials, we have been able to support efforts to curb the COVID-19 pandemic. We believe that our deep expertise in materials science has created advantages that enable performance in certain tests that may not be achievable through other materials. Outside of life science, we continue to sell advanced materials for use in legacy applications, all of which, along with medical diagnostics, currently fall into the advanced materials product category.

Given our technological position, in addition to the historical market acceptance of our APIs for use in skin health products and sunscreens, rapidly growing sales for our suite of Solésence® finished products, and the expanded use of our diagnostic materials in aiding the fight to curb the spread of COVID-19 and other viruses, in 2021 we announced that we reoriented our Company strategy. We continue to see unprecedented demand in both beauty science, for our APIs and finished products, and life science areas. The markets for both have shown an appetite for what we are producing, and management believes that this growth is happening now due to a confluence of our technology, market conditions that favor what we produce, and our expanded expertise in these areas.

Nanophase, primarily through Solésence, now partners with brands to develop, manufacture, and market products and ingredients that enhance lives through healthy skin. We are focusing our combined business-, ingredient-, and product-development capabilities on products with unique performance in this area. While we will continue to produce and sell materials to our other advanced materials customers, it is not our strategic focus. We may develop additional technologies, or find unique applications outside of our core markets in the future, but to maximize the use of our resources today, we plan on expanding efforts in areas where we have proven we can deliver innovation and growth.

Solésence Beauty Science Business

In 2020, Solésence beauty science finished products surpassed our personal care ingredients business in terms of total revenue, and in 2021 and 2022, Solésence beauty science more than doubled our revenue from personal care ingredients. We believe that Solésence offers the greatest growth potential of any group of products in any market in the Company’s history. Our volumes are continuing to grow, limited mainly by our capacity. We expect our Solésence volume, based on 2023 shipments and customer orders in-hand, to exceed full year 2022 volume.

The extent to which we grow will be dependent upon our ability to effectively expand our capabilities during 2023. As a result, we plan to continue investments in facilities and equipment as well as in human resources, in 2023 and beyond. We are prioritizing facilities expansion, and capital investment in this business to allow for continued growth, and increased profitability.

During 2015 we were granted a patent on a new type of particle surface treatment (coating) — now called Active Stress Defense™ Technology — which has become the cornerstone of our new product development in our Solésence business, with first revenue recognized during 2017. We now offer a suite of three technologies under our Active Stress Defense™ platform, each of which offers a distinct market advantage in terms of performance, aesthetics, and/or “clean” positioning in UV and environmental protection, with flexible formulas that allow for adoption by a range of brands with different market positions. We continue to develop and expand our in-house formulating capability, through which we have created, and now sold, more than 250 SKUs of fully formulated finished cosmetics products in markets focused on skin health, with the majority in prestige beauty. Products developed and sold by our Solésence beauty science subsidiary are all produced under the requirements of current Good Manufacturing Standards (“cGMP”), as enforced by the U.S. Food and Drug Administration (“FDA”), which enables us to leverage the expertise we developed in the manufacture of personal care ingredients. Although our Solésence products are fully formulated for consumer use, we do not sell directly to consumers or distribute products to consumers under the Solésence® brand through intermediaries or resellers. Instead, we sell our Solésence® products to brand partners as market-ready products, as customized white label products, or as custom-developed products, in each case, for sale or distribution to consumers under our customers’ brand names. In 2022, Solésence (through Nanophase, as its parent company) was granted site clearance by Australia’s Therapeutic Goods Administration (“TGA”) for the full finished product manufacture of creams, lotions, sprays, sticks and all topical sunscreen forms. TGA site clearance is legally required for brands to market Solésence-made products as primary sunscreens in Australia. Our initial focus continues to be on establishing a footprint with both new and existing Solésence brand partners, to enable the sale of our patented skin health products as primary sunscreens. Also in 2022, Nanophase was granted a patent in Korea for the Kleair™ technology used exclusively in Solésence products. Shortly thereafter, Solésence Beauty Science received two industry accolades. In July at Cosmoprof North America, Solésence was awarded the Cosmopack Award for best Formulation for its product Multi-Cultural Magic SPF 50+ Featuring Kleair™ technology, acknowledging the Company’s technology, formulation and marketing know-how. In September, Solésence was awarded the Cosmetics & Toiletries Allē Award for Most Significant Active Ingredient in Sun/Light Protection for Kleair™ technology, a further acknowledgement of the company’s technology know-how, as well as a recognition for the Company in the areas of innovation and impact. In early 2023, Solésence was named number 2 on Fast Company’s Most Innovative Beauty Businesses list. This is a prestigious award that recognizes the impact we have on the industry we serve and the lives of the people who use our products.

Personal Care Ingredients Business

Prior to 2020, our largest line of business had been the manufacture and sale of APIs in the skin health and sun care markets, which we deliver to customers through strategic partnerships. We continue to manufacture and supply hundreds of metric tons of surface engineered zinc oxide and titanium dioxide to our customers annually, and these are used by major global consumer products companies for sunscreens and skin health-focused personal care products. We produce these products using proprietary coating and dispersion technologies that comply with the requirements of cGMP and are classified as Active Pharmaceutical Ingredients, or APIs, by the FDA. We believe we have opportunities for growth in API sales in 2023.

Advanced Materials Business

Our third line of business has been the manufacture and sale of advanced nanoparticle materials, including a material used in life science applications to enhance the performance of PCR test methods. Given the high level of demand for our medical diagnostics material during 2020 and 2021, this composes the majority of our advanced materials business. We continue to service other profitable markets where we have had a degree of success in the past, including applications in food packaging, coatings and optical polishing, but our strategic focus and related future development is in the area of improving the health for all human beings, and any related applications that may be created as we work to develop future materials to satisfy this growing area.

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

Some of the raw materials that are critical to the production of our products and parts that are critical to the operation of our equipment are sourced from single suppliers, suppliers from China and Korea, and in some cases, a single supplier from China. In 2022 we continue to monitor delays in shipping exports from China and Korea. Despite the Russian invasion of Ukraine, we do not anticipate any directly related supply disruptions as we do not knowingly source any materials directly from either country. Additionally, we could be disrupted by conditions unrelated to our business operations or that are beyond our control, including but not limited to international trade restrictions and conditions related to COVID-19 or other epidemics. We typically maintain no less than one month’s supply of raw materials and parts that are sourced from sole suppliers and make efforts to identify additional suppliers who may be able to provide such raw materials or parts.

Markets and Distribution

Solésence Beauty Science Business

We partner with brands on a global basis to develop, manufacture and market products that enhance lives through healthy skin. These products are fully-formulated solutions built around proprietary Solésence technologies, which are designed to improve skin health for all human beings, and are aligned with consumer demand for “clean” and inclusive beauty products that enhance skin health. Solésence clients, or brand partners, are positioned in skin care, makeup/cosmetics, and sun care markets, with the majority of our partners operating in the prestige beauty segment with retail, direct-to-consumer, and/or omnichannel strategies. This represents a move downstream from our previous position — one of providing ingredients to manufacturers — to offering finished products that we believe offer a clear and distinct market advantage relative to both aesthetics and performance. With our first Solésence beauty science product revenue recognized during 2017, we had our first material amounts of Solésence product revenue in 2018, and saw significant expansion in these sales through 2022. Solésence brand partners have experienced strong growth as our products have seen broad acceptance from retailers, adoption by consumers, and recognition by third-party media outlets through awards and accolades. We expect our Solésence beauty science business to enhance both our degree of control of the business development cycle, and to further enable our ability to grow rapidly.

Personal Care Ingredients Business

In addition to serving strategic partners in diverse markets and geographic locations, we will continue to devote significant resources to maintaining and growing our relationship with BASF Corporation (“BASF”), the largest customer in our personal care ingredients line of business. This has been a successful relationship that we expect will contribute to our future growth. BASF, which describes itself as the world’s leading chemical company with annual revenue of approximately $79 billion, is a “globally leading supplier of sustainable high-performance ingredients for the personal care industry,” with recognized brands, significant revenue, and a broad sales network. BASF is primarily responsible for the business development cycle and maintains the direct customer relationships. We have a long-term exclusive relationship with BASF, primarily to provide nano-scale specific zinc oxide-based products made to specific specifications to be used in personal care cosmetics, with sunscreens and daily wear products being the dominant applications.

On August 9, 2022 BASF filed a complaint in the Superior Court of New Jersey. The New Jersey Complaint claims that Nanophase breached the parties’ 1999 Zinc Oxide Supply Agreement. For additional information about the complaint see Item 3. Legal proceedings.

Advanced Materials Business

Our technologies for engineering and manufacturing life science materials and other nanomaterials, and our understanding of how to make nano-scale and other advanced materials exhibit desirable performance characteristics in various media, have resulted in commercial materials solutions that we believe offer superior performance in many applications. Medical diagnostics, which we view as being a life science application, was the largest market for our advanced materials business from 2020 through 2022, and we expect this to be true for the foreseeable future. This is a key area of focus in advanced materials in terms of new business development.  Our legacy markets for advanced materials include architectural coatings, surface treatment (polishing), plastics additives, textiles applications, and others. As advanced materials markets continue to develop and grow, we believe that customers’ preferred delivery formats will often be dispersed and/or coated nanomaterials for life science applications. We believe we are well-positioned with our platform of integrated commercial nanomaterial technologies to respond to this demand, although outside of life science areas, we are currently not actively developing new business in this area.

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

Our total research and development expense, which includes all expenses relating to our technology and advanced engineering groups, during the years ended December 31, 2022 and 2021, was $3.0 million and $2.2 million, respectively. This represents our share of these expenses only and does not take into account amounts spent by any of our customers in support of new product development. Our future success will depend in large part upon our ability to develop products which bring a high degree of value to our customers’ products. Through the three-year period ended December 31, 2022, we had cumulative research and development expenses of approximately $6.8 million and related cumulative expenditures on equipment and leasehold improvements of approximately $0.2 million.

Competitive Advantage

In our Solésence beauty science business, our Active Stress Defense™ platform of proprietary technologies – which includes Kleair™ – offers unique skin health benefits through performance-related and aesthetic advantages in environmental protection skin health products, including in UVA/UVB, pollution and HEV (blue) light protection. These technologies expand access to healthy skin by improving both the product experience across the full range of skin tones while also leveraging a unique versatility that enables a variety of novel formats to reach the full range of product preferences and lifestyles. By combining our market awareness, proprietary dispersion capabilities and formulation know-how, our Solésence products enable our brand partners to expand the range of products within skin care and color cosmetics categories that can include sun and environmental protection, and their products consequently fill a unique market segment which drives the growing demand for our Solésence products.

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

Manufacturing Operations

We currently have manufacturing capacity based in three locations in the Chicago area. At two of these facilities, we are able to develop and supply engineered materials and bulk finished goods in quantities ranging from grams to metric tons. Our two existing facilities are registered under the ISO 9001, American National Standard, Quality Management System Requirements, and ISO 14001, American National Standard, Environmental Management System Requirements.  We are compliant with cGMP for products under U.S. Food and Drug Administration (“FDA”) regulation, applying to the manufacture of APIs and OTC Finished Dosage Form materials (primarily used in sun protection). Our third facility, our newest and also in the Chicago area, is compliant with cGMP for products under FDA regulation, applying to the manufacture of APIs and OTC Finished Dosage Form materials (primarily used in sun protection) and we expect to have similar capabilities and registrations as those in our two other manufacturing facilities by the end of 2023. We have registered some of the chemicals we ship to customers in Europe pursuant to the European Chemical Agency’s regulations issued to date pertaining to Registration Evaluation and Authorization of Chemicals (“REACH”). Currently, we have registered Zinc Oxide, Aluminum Oxide, Iron Oxide and Octyltrimethoxysilane under REACH.

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

As of the date of this filing, we own 10 U.S. patents and 8 pending U.S. patent applications. We also own 56 foreign patents and patent applications consisting of 35 issued or allowed foreign patents and 21 pending foreign patent applications. All of the pending and owned foreign patents are counterparts to domestic filings covering our platform of nanotechnologies and surface treatments.

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

We have taken a responsible, proactive approach to EH&S by implementing appropriate procedures and processes to have our facilities registered under ISO 14001, American National Standard, Environmental Management System Requirements. We are also involved with leading industry groups that are defining nanomaterial standards and protocols. These currently include the ASTM International Committee on Nanotechnology, and the US TAG to ISO TC 229 Nanotechnology committee managed by the American National Standards Institute committee (ANSI). We also participate in FDA reviews relative to cosmetic and applicable drug applications. We have a full-time, advanced degreed professional, along with a supporting staff, who spend a significant amount of time managing governmental regulation compliance and EH&S. We believe that our Company has an exemplary safety record.

Employees

On December 31, 2022, we had a total of 82 full-time employees, 11 of whom hold advanced degrees. Additionally, we have a number of temporary, and temporary-to-permanent employees, typically 85 to 100 on a demand-driven basis, and a number of contractors with specific industry experience that have become a part of our talent pool. We have no collective bargaining agreements and believe that we have a strong relationship with our employees, whom management believes represent the strength of our Company.

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

Key Customers

A limited number of key customers account for a substantial portion of our commercial revenue, and aside from our largest customer, and our medical diagnostics customer, we are seeing the composition of these key customers change with the growth we are experiencing within our Solésence beauty science subsidiary, which has grown to exceed Personal Care Ingredients and Advanced Materials combined.  For 2022, total Solésence revenue amounted to $23.1M or 62% of total revenue compared to $18.2M, or 62% for 2021.  In particular, revenue from four customers across all business areas, our largest customer in personal care applications (BASF), three of our Solésence customers, constituted approximately 30%, 17%, 15%, and 7%, respectively, of our 2022 total revenue.

As our Solésence products continue to represent more of our total revenues, we expect to see a number of smaller (sub-10% of revenue) customers represent a more significant portion of our total revenue. We have experienced this in 2022 and 2021 and expect it to continue in 2023 and beyond. Many of our customers are significantly larger than we are and, therefore, may be able to exert a high degree of influence over us. While our agreements with BASF are long-term agreements, they may be terminated by BASF under certain circumstances with reasonable notice and do not provide any guarantees that BASF will buy our products. The loss of one of our largest customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition. To reduce the impact of having a high concentration of sales to a limited number of customers, we have aggressively pursued new customers through our market focused business model, and particularly through our Solésence beauty science subsidiary. To the extent we are successful in both adding a large number of customers through this model, and maintaining or expanding our existing partners, we believe we will be able to best manage the risks associated with customer concentration.

Forward-Looking Statements

We want to provide investors with more meaningful and useful information. As a result, this Annual Report on Form 10-K (the “Form 10-K”) contains certain “forward-looking statements”, as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements reflect our current expectations of the future results of our operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2023 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: our ability to be consistently profitable despite the losses we have incurred since our incorporation; a decision by a customer to cancel a purchase order or supply agreement in light of our dependence on a limited number of key customers; the terms of our supply agreements with BASF which could trigger a requirement to transfer technology and/or sell equipment to that customer; our potential inability to obtain working capital when needed on acceptable terms or at all; our ability to obtain materials at costs we can pass through to our customers, including high purity zinc, and other items impacted by supply chain pressures; uncertain demand for, and acceptance of, our Solésence products, and our advanced materials; our manufacturing capacity and product mix flexibility in light of customer demand; our limited marketing experience, including with our suite of Solésence products; changes in development and distribution relationships; the impact of competitive products and technologies; our dependence on patents and protection of proprietary information; our ability to maintain an appropriate electronic trading venue for our securities; the impact of any potential new governmental regulations, especially any new governmental regulations focusing on the processing, handling, storage or sale of nanomaterials, that could be difficult to respond to or costly to comply with; business interruptions due to unexpected events or public health crises, including viral pandemics such as COVID-19; and the resolution of litigation or other legal proceedings in which we may become involved. In addition, our forward-looking statements could be affected by general industry and market conditions and growth rates. Readers of this Form 10-K should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

Item 2. Properties

We operate three facilities in the Chicago suburbs - a 36,000 square-foot production, research and headquarters facility in Romeoville, Illinois, a 20,000 square-foot production facility in Burr Ridge, Illinois and a 260,000 square-foot production and warehouse facility in Bolingbrook, Illinois.

Our manufacturing operations in Burr Ridge are registered under ISO 9001, and we believe that our manufacturing operations are within the cGMP requirements of the FDA for products that require such compliance. This facility is also registered under ISO 14001 which is the international standard for environmental management. The Burr Ridge site is registered with the FDA for API manufacturing.

The Romeoville facility houses our headquarters, advanced engineering, manufacturing (including particle coating, particle dispersion and pilot-scale manufacturing), and research and development with three applications development and formulating laboratories. The Romeoville facility has a quality control laboratory designed for the dual purposes of validating operations to cGMP and ISO standards and production process control. This laboratory is equipped to handle many routine analytical and in-process techniques that are currently required. All Romeoville manufacturing processes are registered under ISO 9001, ISO 22716 and ISO 14001, and we believe that the particle coating processes used for our ingredients and fully formulated sunscreens and cosmetic products for personal care are in compliance with the cGMP requirements of the FDA. The Romeoville site is registered with the FDA for API manufacturing, manufacturing, and packaging.

The Bolingbrook facility houses our warehousing operations and is being built out to accommodate filling and assembly of our Solésence® products and additional quality control spaces. The Bolingbrook facility is registered with the FDA for OTC drug manufacturing and packaging.

We lease our Romeoville, Burr Ridge and Bolingbrook facilities. During October 2016 we entered into an amendment to our Industrial Lease Agreement for the facility in Romeoville, Illinois, which, among other things, extended the term of such lease through December 31, 2024. On March 14, 2017, we entered into a new Building Lease for the Burr Ridge facility that began in September 2017, and after exercising the final lease extension, it now ends in September 2024.  During December 2021, we entered into a Standard Form Industrial Lease for a new facility in Bolingbrook, Illinois, which, among other things, will end in May of 2032, with options to extend this lease at market rent for each of three concurrent five-year periods.

With the addition of our new Bolingbrook space, we believe that our leased facilities will provide sufficient capacity to fulfill current known customer demand as well as allow for the creation of substantial additional space to enable expansion of key production processes. We believe we will be able to expand certain operations, and consolidate others, to support additional growth in an economically efficient manner. We believe that our capital expenditures made in 2022, and projected for 2023, will support currently anticipated demand from existing and expected customers through 2023 and into 2024. Management continues to spend considerable time determining how best to optimize our facilities to maximize growth over the next few years. Our actual future capacity requirements will depend on many factors, including new and potential customer acceptance of our current and potential engineered materials, applications and products, both expected and currently unplanned growth from existing customers, continued progress in our research and development activities and product testing programs and the magnitude of these activities and programs.

Item 3. Legal Proceedings

On August 31, 2022, counsel for Nanophase Technologies Corporation (“Nanophase”) received a letter from lawyers representing BASF Corporation (“BASF”) stating that BASF had filed a complaint against Nanophase in the Superior Court of New Jersey (“SCNJ”) on August 9, 2022 (the “New Jersey Complaint”) and that Nanophase’s registered agent for service of process had been served with the New Jersey Complaint on August 11, 2022. The August 31, 2022 letter from BASF’s lawyers was Nanophase’s first notice of the New Jersey Complaint.

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

Management believes that the allegations of BASF’s New Jersey Complaint are without merit and are unsupported by the terms of the Agreement and governing law. On September 8, 2022, Nanophase filed a Motion to Dismiss (“MTD”) the New Jersey Complaint with the SCNJ, arguing that BASF’s claims in its New Jersey Complaint are not supported by the terms of the Agreement. Following completion of briefing and a hearing on the MTD, the SCNJ denied Nanophase’s MTD on February 10, 2023, finding that under the “liberality” standards of New Jersey procedure, the allegations of BASF’s complaint were “sufficient to survive” the MTD. The SCNJ specifically noted that it did not consider whether BASF could prove its claims. Thereafter, on February 28, 2023, Nanophase answered BASF’s New Jersey Complaint, denying all wrongdoing and, as mandated by New Jersey procedural requirements, certain counterclaims including a request for a declaration that contrary to BASF’s views, the exclusivity provision of the Agreement does not apply to all products containing zinc oxide as an ingredient for uses designated under the Agreement nor does the exclusivity provision prohibit Nanophase’s sales of Solésence products containing zinc oxide as an ingredient. On September 7, 2022, Nanophase filed a Complaint for Declaratory Judgment against BASF in the Circuit Court of Cook County, Illinois (the “Illinois Complaint”). The Illinois Complaint asked the court for a declaration similar to that subsequently sought in Nansphase’s counterclaim in the New Jersey litigation. On November 3, 2022, BASF moved to dismiss Nanophase’s Illinois Complaint, arguing that it duplicates the New Jersey litigation. Following briefing and a hearing, the Illinois court granted BASF’s motion on procedural grounds on March 16, 2023. Discovery in the New Jersey litigation is ongoing.

Given our view, we have decided that it is not appropriate to record a contingent liability relating to these actions at this time.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information; Holders; Dividends

Our common stock is traded under the symbol “NANX” on the OTCQB marketplace, operated by OTC Markets Group. The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock on the OTCQB marketplace:

	High	Low
Fiscal year ended December 31, 2022:
First Quarter	$4.42	$2.04
Second Quarter	3.45	2.51
Third Quarter	3.25	2.32
Fourth Quarter	2.50	1.12
Fiscal year ended December 31, 2021:
First Quarter	$1.26	$0.74
Second Quarter	1.76	1.15
Third Quarter	2.77	1.52
Fourth Quarter	4.45	2.46

On March 22, 2023, the last reported sale price of our common stock was $1.30 per share, and there were 121 holders of record of our common stock.

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

Item 6. [Reserved]

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

Overview

Nanophase is a health-oriented, science-driven company, which, along with its wholly owned subsidiary, Solésence, LLC (our “Solésence beauty science subsidiary”), is focused in various beauty- and life-science markets. Our primary skin health products are fully developed prestige skin care formulations with mineral-based UV protection, marketed and sold through our Solésence beauty science subsidiary, enabled by our proprietary Active Pharmaceutical Ingredients (“APIs”), which are also marketed as APIs for sale to manufacturers of other types of skin health products, including sunscreens and daily care products.  In terms of the balance of our life sciences focus, we have seen continued demand for our medical diagnostics ingredients, which are used in testing for various viruses, most notably COVID-19.  Additionally, we continue to sell products in legacy markets including architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, and surface finishing technologies (polishing) applications— all of which, along with medical diagnostics, currently fall into the advanced materials product category.

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

Other critical estimates include the allowance for doubtful accounts applied against our receivables balance as well as an inventory reserve. In the determination of a reserve to apply toward receivables, management considered provisions in FASB ASC 450-20-25 regarding the recognition of loss contingencies and applied a reserve balance against gross receivables to arrive at the net reported balance. Under the guidance referenced above, management judgmentally applied an estimate of the portion of gross receivables for which loss is both probable and can be reasonably estimated and accrued a loss contingency by a charge to income. A bad debt reserve of $139,000 and $60,000 was applied to gross receivables for 2022 and 2021, respectively. Particularly with respect to customers of our Solésence beauty science subsidiary, it can be difficult to estimate collectability. We frequently require significant deposits from customers before ordering materials and scheduling production. This serves as a good indicator of the customer’s wherewithal to pay for the balance of the product when shipped. In cases where it is difficult to establish creditworthiness, we require payment of the full amount before we ship. Notwithstanding these credit security measures, we frequently find that pay cycles get extended for reasons that can be outside of our control. The nature of the business is that there are many product launches, often by smaller or start-up companies, that may not result in initial commercial success. This has resulted in extensions of payment terms, but collectability has ultimately occurred in most cases. As our Solésence beauty science subsidiary grows, we will monitor this closely and adjust estimates as necessary.

Management also monitors the value of inventory for the effects of aging, obsolescence, and seasonality. Consistent with the provisions in FASB ASC 330-10-35, we adjust inventory valuation upon management’s determination that the net realizable value of our inventory, which applies the average cost method, is lower than its historic cost. In the application of this policy in 2022, management deemed a portion of inventory will likely experience such an impairment and elected to apply a $500,000 inventory reserve in anticipation. Some of the materials in question are nearing expiration and therefore more difficult to sell, some represent soon-to-be obsolete products, and some are raw materials that we no longer use regularly.

Certain assumptions are necessary to assess the impact of risks and uncertainties on the financial information, such as cash flow projections, availability of capital if needed to support the ongoing operations of the business, and our expected compliance with contractual commitments. Any changes in those plans or assumptions could have a material impact on our liquidity and financial condition. While we have seen costs continue to increase on an inflationary basis as we enter 2023, it is our belief that we will be able to offset much of this cost as we gain greater production efficiencies and seek to increase our pricing where possible.

Results of Operations

Years Ended December 31, 2022 and 2021

Total revenue increased to $37,317,000 in 2022, compared to $29,475,000 in 2021. A substantial majority of our revenue for each year is from our largest customers, in particular, sales to our largest customer in skin care and sunscreen applications, finished skin health products marketed through our Solésence beauty science subsidiary. Product revenue, the primary component of our total revenue, increased to $36,731,000 in 2022, compared to $29,325,000 in 2021. This increase was due to rapid growth in the adoption of our Solésence® products, and growth in sales to our largest customer in our personal care ingredients business, offset by a decrease in revenue from our medical diagnostics materials customer (within our advanced materials business).

Current Significant Customers

	2022	2021
Largest Personal Care Customer	30%	26%
Solésence Customer - 1	17%	19%
Solésence Customer - 2	15%	15%
Solésence Customer - 3	7%	10%
Significant Customer Total	69%	70%

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $28,957,000 in 2022, compared to $20,785,000 in 2021. The increase in cost of revenue was primarily driven by the rapid increases in product revenue volume, with attendant inefficiencies caused by hitting capacity limits in various critical processes. Lower-then-expected volume in the fourth quarter of 2022, write-downs of obsolete inventory, reduction in contract revenue (which generally has little direct cost associated with it), and changes in product mix, added to relative increases in cost of revenue. All of these factors contributed to a reduction of overall gross margin percentage by 7% when compared to 2021. We expect to continue new materials development and dispersion technologies for personal care applications and for our formulated Solésence products during 2022 and beyond, as part of our business model. At current revenue levels we have generated a positive gross margin, though margins can be impeded by the cyclicality of our demand, often leading to the Company not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support higher levels of revenue volume. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to cut costs and pass commodity market-driven raw materials increases on to customers, and the speed and efficiency with which we are able to scale up production for our Solésence products. We expect that, as product revenue volume increases, our fixed manufacturing costs will be more efficiently absorbed, which should lead to increased margins as we grow. We expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets and cost and wage inflation, but may or may not realize gross margin percentage growth through 2023 and beyond, dependent upon the factors discussed above.

Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with the development or acquisition of new finished product formulations for skin care, new product applications for our skin care ingredients, advancement of our medical diagnostics ingredient knowledge, and the cost of enhancing our manufacturing processes. This includes legal fees related to intellectual property development, protection, and maintenance. As an example, we are currently focusing the bulk of our resources on developing new product formulations, and related new technologies, as we expand marketing and sales efforts relating to our Solésence products. This work has led to several new products and additional potential new products. Our efforts in research and development, cosmetic formulating, process engineering and advanced engineering groups are focused in three major areas: 1) application development for our products; 2) creating or obtaining additional core materials technologies and/or materials that have the capability to serve multiple skin health-related markets; and 3) continuing to improve our core technologies to improve manufacturing operations and reduce costs.

Research and development expense increased to $3,037,000 in 2022, compared to $2,235,000 in 2021. The primary reasons for this were increases in compensation expense and headcount, outside testing, and materials charges associated with the development and launch of our Solésence line of personal care products and related capabilities. We expect expenses for research and development to continue to increase depending on growth in our Solésence line of products, and related technologies. This expense growth will be dependent upon the success we have in developing new products, which adds significantly to outside testing fees to both enhance product development and comply with regulatory requirements.

Selling, general and administrative expense increased to $7,581,000 in 2022, compared to $3,896,000 in 2021. The net increase was largely attributed to an increase in compensation expense and headcount, including consultants and increases due to the cyber fraud, legal expenses, marketing and trade shows and insurance. We expect 2023 expenses in this area to be slightly higher, if growth continues as planned.  We will be expanding our selling and marketing efforts, and parts of our administrative functions, including related staffing additions.  The extent to which this increase occurs will be dependent upon growth.

Interest expense decreased to $382,000 in 2022, compared to $1,154,000 in 2021, due largely to the remaining discount-related interest expense, amounting to $814,000, taken on an accelerated basis in May 2021 at the early conversion of our $2,000,000 Convertible Note, partially offset by higher interest rates in 2022. The balance of interest expense for 2021 and 2022 related to interest paid relating to our revolving lines of credit for working capital funding, and finance leases and term loans supporting some of our equipment.

In Company-wide operations, we believe inflation has not had a material effect on our operations or financial position for 2022, although we have seen increases in our costs. We expect supplier price increases and wage and benefit inflation, both of which represent a significant component of our costs of operations, may have a material effect on our operations and financial position in 2023 and beyond. We will apply our best efforts to pass through cost increases to our customers. If we are unable to pass through any increases due to contractual limitations or conditions in our markets specifically, this could reduce margins and net income.

Liquidity and Capital Resources

Cash, cash proceeds and use of cash for 2022 and 2021 were:

	For the year ended December 31,
	2022	2021
Total cash	$2,186,000	$657,000
Cash (used in) provided by operating activities	(1,650,000)	2,321,000
Net cash (used in) investing activities	(2,823,000)	(1,874,000)
Net cash provided by (used in) financing activities	6,002,000	(747,000)

The $3,971,000 year-over-year decrease in cash provided by operating activities for the year ended December 31, 2022 was mainly due to the Company incurring $2,623,000 in net loss in 2022 compared to $2,320,000 in net income in 2021. Cash capital expenditures amounted to approximately $2,823,000 and $1,874,000 for the years ended December 31, 2022 and 2021, respectively. We did not dispose of or sell any assets during 2022 or 2021.

On April 17, 2020, we received a loan of $952,000 from the Libertyville Bank and Trust Company (“Libertyville”) under the Paycheck Protection Program (the “PPP”).  This loan was forgiven by the Small Business Administration (“SBA”) in February 2021. These funds specifically were used to absorb a portion of the Company’s salary and benefit costs.

The Company maintains a credit agreement with Libertyville to support our obligations under our newly leased manufacturing and warehouse space in Bolingbrook, Illinois. As of December 31, 2022 there was no outstanding borrowings on this line of credit. This credit agreement has a maturity of December 22, 2023.

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

On December 31, 2022, the balance on the Term Loan was $1,000,000, the balance on the A/R Revolver Facility was $4,282,000, and the balance on the Inventory Facility was $3,000,000. On December 31, 2021, the balances on the Term Loan was $1,000,000, and the balance on the A/R Revolver Facility was $1,351,000.

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

Our actual future capital requirements in 2023 and beyond will depend on many factors, including customer acceptance of our current and potential finished Solésence  products, APIs sold as ingredients in to the skin health markets, medical diagnostics ingredients, and other engineered materials, applications, and products, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell these products and ingredients. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, we expect that capital spending relating to currently known capital needs for 2023 will be between $3 million and $6 million, to be funded by profit from operations, our existing loans and lines of credit, and possible new debt financing. If those projects are delayed or ultimately prove unsuccessful, or if we fail to be able to support the additional cost of funding them in the near term, we expect our capital expenditures may fall below the lower end of the range. Similarly, substantial success in business development projects may cause the actual 2023 capital investment to exceed the top of this range.

The Company currently has two areas within its strategic plan that will result in material cash requirements that could have an impact on operations. We have several operating leases (see note 6 to the financial statements) for our facilities that require us to increase our cash outlays for facilities expenses significantly beginning in 2022. The new 260,000 square foot facility we leased in December 2021 exceeds our current needs for space considerably. We consequently have sublet a portion of the facility on shorter term leases. We are growing rapidly and continue to expect significant growth going forward. We will also consolidate some of our facilities to mitigate costs. Our view was that a lack of space would have hindered our ability to continue to grow, as well as making it difficult to satisfy existing customer demands on a timely basis if we couldn’t expand our production footprint. We have estimated our future growth through a combination of industry experience, customer feedback, market intelligence, and our successful history in commercializing new products. Sales of our Solésence products have roughly tripled between 2019 and 2021 and increased by 27% in 2022 to have reached $23 million annually. We expect this growth to continue, albeit at less than a multiple of each year’s sales going forward. Many of these estimates are qualitative in nature, but are informed by experience. If we were to not grow more than incrementally in 2023, we would need to re-evaluate our expansion strategy in light of the increases in our facilities costs that extend for as much as ten years into the future. Similarly, our capital spending plan for 2023 will amount to between $3 million and $6 million. We expect our capital spending to increase further in 2024 and 2025. At December 31, 2022, our commitments to equipment suppliers relate mainly to the $1 million of construction in progress, much of which reflects deposits on to-be-delivered equipment. We estimate the unpaid committed capital relating to capital spending to be less than $1 million as of December 31, 2022.

We have federal net operating loss carryforwards for tax purposes of approximately $56 million on December 31, 2022. We have section 179 carryforwards of approximately $0.5M at December 31,2022. Because the Company may experience “ownership changes” within the meaning of the U.S. Internal Revenue Code (“IRC”) in connection with any future equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the IRC. If not utilized, $51 million of this loss carryforward will expire between 2023 and 2037. Given changes to the IRC, net operating loss carryforwards generated after January 1, 2018 do not expire, therefore, $5 million in net operating losses generated since January 1, 2018 do not expire. We have Illinois net loss deduction carryforwards for tax purposes of approximately $21 million on December 31, 2022. Due to the provisions of Illinois Public Act 102-0669 signed November 16, 2021, Illinois net loss deductions expire between 2029 and 2039.

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

Item 8. Financial Statements and Supplementary Data

The financial statements, with the report of independent auditors, listed in Item 15 appear on pages F-1 through F-21 of this Form 10-K.

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

In the period ending December 31, 2021, a material weakness in our internal controls over financial reporting was identified. The material weakness related to how the Company tracks and accounts for its inventory. Management feels that this material weakness was remediated in 2022. Remediation efforts included increased management personnel in the supply and finance organizations, one result of which was a higher degree of support during the physical inventory counting process as well as in periodic cycle counts. We also centralized the receiving and shipping functions of the Company in a single warehouse and consolidated the majority of our inventory in the new warehouse.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment and those criteria, our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) (which roles are currently filled by the same person), believes that the Company maintained effective internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting. The Company’s management, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Set forth below is certain information regarding the directors of the Company.

Name	Age	Position with Company	Director Since	Term Expires	Class
R. Janet Whitmore	68	Chair of the Board of Directors	2003	2025	I
Laura M. Beres	39	Director	2020	2025	I

Richard W. Siegel, Ph.D.	85	Director	1989	2023	II

Jess A. Jankowski	57	President, Chief Executive Officer, Chief Financial Officer, and Director	2009	2024	III

Ms. Whitmore joined the board in November 2003. She is a former director of Silverleaf Resorts, Inc., where she served as Chair of the Compensation Committee and as a member of the Audit Committee. She is also a former director of Epoch Biosciences, a supplier of proprietary products used to accelerate genomic analysis. Ms. Whitmore is Founder of Benton Consulting, LLC, which specializes in business development and processes. From 1976 through 1999, Ms. Whitmore held numerous engineering and finance positions at Mobil Corporation, including Mobil’s Chief Financial Analyst and Controller of Mobil’s Global Petrochemicals Division. Ms. Whitmore holds a B.S. degree in Chemical Engineering from Purdue University and an M.B.A. from Lewis University. We believe that Ms. Whitmore’s combination of global financial, engineering, and management expertise makes her a valuable member of our Board of Directors. Ms. Whitmore is the sister of Bradford T. Whitmore, and herself beneficially owned approximately 3% of the outstanding shares of our common stock as of March 29, 2023. Mr. Whitmore, together with his affiliates Strandler, LLC, Grace Brothers, Ltd. and Grace Investments, Ltd., beneficially owned approximately 63% of the outstanding shares of our common stock as of March 29, 2023. He is also the manager of Beachcorp, LLC.  The Company has entered into loan agreements with both Beachcorp, LLC, and Strandler, LLC.

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

Dr. Siegel is a co-founder of the Company and has served as a director of the Company since 1989. Dr. Siegel served as a consultant to the Company from 1990 to 2002 with regard to the application and commercialization of nanomaterials. Dr. Siegel is an internationally recognized scientist in the field of nanomaterials. During his tenure on the research staff at Argonne National Laboratory from July 1974 to May 1995, he was the principal scientist engaged in research with the laboratory-scale synthesis process that was the progenitor of the Company’s physical-vapor-synthesis production system. Dr. Siegel was the Robert W. Hunt Professor in Materials Science and Engineering at Rensselaer Polytechnic Institute from June 1995 until his retirement from RPI at the end of 2021, and served as Department Head from 1995 to 2000. Dr. Siegel was the founding Director of both the Rensselaer Nanotechnology Center (2001-2015) and the U.S. National Science Foundation funded Nanoscale Science and Engineering Center for Directed Assembly of Nanostructures (2001-2013). During the period from 1995 until 1998, he was also a visiting professor at the Max Planck Institute for Microstructure Physics in Germany on an Alexander von Humboldt Research Prize received in 1994. During the period from 2003 until 2004 he was a visiting professor in Japan on a RIKEN Eminent Scientist Award. He chaired the World Technology Evaluation Center worldwide study of nanostructure science and technology for the U.S. government, has served on the Council of the Materials Research Society and as Chairman of the International Committee on Nanostructured Materials. He also served on the Committee on Materials with Sub-Micron Sized Microstructures of the National Materials Advisory Board and was the co-chairman of the Study Panel on Clusters and Cluster-Assembled Materials for the U.S. Department of Energy. He served on the Nanotechnology Technical Advisory Group to the U.S. President’s Council of Advisors on Science and Technology during 2003-2009. Dr. Siegel was named a Fellow of the Materials Research Society in 2010, the American Institute of Medical and Biological Engineering in 2015, and the National Academy of Inventors in 2017. Dr. Siegel holds an A.B. degree in physics from Williams College and an M.S. degree and Ph.D. from the University of Illinois at Urbana-Champaign. We believe that Dr. Siegel’s experience as an internationally recognized scientist in field of nanomaterials and a co-founder of the Company and inventor of our initial base technology makes him a valuable member of our Board of Directors.

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

Meetings of the Board and Committees During the year ended December 31, 2022, the Board of Directors (“BOD”) held eleven meetings.  All directors attended all meetings of the BOD and related committee meetings in 2022.

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

The Audit and Finance Committee generally has responsibility for retaining the Company’s independent public auditors, reviewing the plan and scope of the accountants’ annual audit, reviewing the Company’s internal control functions and financial management policies, reviewing and approving all related party transactions, and reporting to the Board of Directors regarding all of the foregoing. The Audit and Finance Committee held eight meetings during 2022. The Board of Directors has determined that Ms. Whitmore is an “audit committee financial expert” as described in applicable SEC rules.   The Board of Directors has not determined affirmatively that Ms. Whitmore is independent under the Nasdaq Stock Market rules, but such rules are inapplicable to the Company because the Company is no longer listed on Nasdaq.

The Compensation Committee generally has responsibility for establishing executive officer and key employee compensation, reviewing, and establishing the Company’s executive compensation, evaluating our Outside Director compensation, and reporting to the Board of Directors regarding the foregoing. The Compensation Committee also has responsibility for administering the 2019 Equity Compensation Plan (the “2019 Equity Plan”), determining the number of options, if any, to be granted to the Company’s employees and consultants pursuant to the 2019 Equity Plan, and reporting to the Board of Directors regarding the foregoing. Regarding most compensation matters, including executive compensation, our management provides recommendations to the Compensation Committee; however, the Compensation Committee does not delegate any of its functions to others in setting compensation. The Compensation Committee does not currently utilize external consultants in executive or director compensation matters. The Compensation Committee held three meetings during 2022. Each member of the Compensation Committee is a “non-employee director” as defined in Rule 16b-3 under the Exchange Act and is an “Outside Director” as defined by the regulations under Section 162(m) of the Internal Revenue Code.

The Nominating and Corporate Governance Committee generally has responsibility for evaluating and nominating candidates to serve on the Board of Directors, and for establishing and reviewing our Corporate Governance Principles. The Nominating and Corporate Governance Committee held three meetings during 2022.

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

Name	Age	Position
Kevin Cureton	61	Chief Operating Officer

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

 Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation for each of our named executive officers in U.S. dollars for the years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Jess Jankowski	2022	$336,240	$—	$68,898	$27,317	$418,725
Chief Executive Officer	2021	$319,410	$33,600	$234,580	$33,321	$620,911
Kevin Cureton	2022	$290,000	$—	$68,898	$23,414	$368,582
Chief Operating Officer	2021	$269,325	$26,100	$234,580	$22,309	$552,314

(1)	Any amounts earned during 2022 and 2021 would typically have been paid in early-to-mid 2023 and 2022, respectively. Bonus compensation is driven by Company performance against its goals as ultimately determined by the Compensation Committee of the Board of Directors (“Compensation Committee”). A set of Company-level objectives is created at the beginning of the year, focusing on total revenue, revenue growth, particular sources of revenue growth, business development achievements, cash flows and related targets, as well as a small discretionary component designed to capture items not specifically listed. Each measure has varying levels of achievement, which is reflected in the aggregate bonus measurement. The resulting bonus calculation is then applied to each individual’s bonus potential as a percentage of salary. Performance milestones were not achieved in 2022 and related bonuses will not be paid in 2023. Management met a number of its performance milestones in 2021, and bonuses were paid during the second quarter of 2022.
(2)	The amounts in this column represent the aggregate grant date fair value of awards granted in 2021 and 2020 in accordance with FASB ASC Topic 718. See Note 10 of the notes to our financial statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining the FASB ASC Topic 718 values.
(3)	The amounts in this column represent 401(k) match (total for executive officers of $14,839 during 2022 and $15,242 during 2021), and the value of the Company portion of the health and life insurance including employer HSA contributions. Health insurance benefits are the same for all employees. Life insurance is provided to all employees in the amount of the employee’s annual base salary, capped at a maximum of $150,000.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding each unexercised option held by each of our named executive officers as of December 31, 2022.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
Jess Jankowski
	90,000	-0-		$0.52	02/13/24
	81,000	-0-		$0.44	02/18/25
	69,000	-0-		$0.42	02/23/26
	81,000	-0-		$0.68	02/21/27
	90,000	-0-		$0.82	05/23/28
	16,500	-0-		$0.51	05/22/29
	60,000	30,000	(1)	$0.45	06/18/27
	30,000	60,000	(2)	$4.17	12/28/28
	-0-	72,000	(3)	$1.17	12/20/29	—	—

Kevin Cureton
	25,000	-0-		$0.52	02/13/24
	50,000	-0-		$0.44	02/18/25
	43,500	-0-		$0.42	02/23/26
	50,000	-0-		$0.68	02/21/27
	80,000	-0-		$0.82	05/23/28
	16,500	-0-		$0.51	05/22/29
	60,000	30,000	(1)	$0.45	06/18/27
	30,000	60,000	(2)	$4.17	12/28/28
	-0-	72,000	(3)	$1.17	12/20/29	—	—

(1)	These grants expiring June 18, 2027 vest in three equal installments on June 18, 2021, 2022, and 2023.
(2)	These grants expiring December 28, 2028 vest in three equal installments on December 28, 2022, 2023, and 2024.
(3)	These grants expiring December 20, 2029 vest in three equal installments on December 20, 2023, 2024, and 2025.

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

Payments. The following table quantifies the estimated payments that would be made in each covered circumstance to the following named executive officers:

Name	Termination By Company Without Cause (1)(4)	Change In Control (2)(4)	Involuntary Termination In Connection With or Following a Change In Control (3)(4)
Jess Jankowski	$336,000	$-0-	$672,000
Kevin Cureton	$145,000	$-0-	$145,000

(1)	This amount represents the severance benefits that would be received under the executive officer’s employment agreement as described had the executive officer been terminated by the Company without cause on December 31, 2022, including the value of any stock options that would have accelerated vesting in connection with such termination.

(2)	This amount represents an estimate of the value that would have been received under the 2019 Equity Compensation Plan had a change in control occurred as of December 31, 2022, and the executive officers benefited from an acceleration of vesting in the 2019 Equity Compensation Plan awards, as described above.

(3)

This amount represents an estimate of the payments and value (including acceleration of vesting of equity-based awards) that would have been received by the executive officers had the executive officers been terminated by the Company without cause on December 31, 2022 in connection with a change in control on this date.

(4)	In all three columns, for purposes of calculating the value of the acceleration of vesting of equity-based awards relating to a change in control on December 31, 2022, the closing price of our common stock as of December 31, 2022, was used. The amount represents the difference between the exercise price of any unvested options and $1.13.

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

In 2022, we paid quarterly compensation to the Chairman of the Board of Directors, for an annual total of $24,000. Our other two Outside Directors, Ms. Beres and Dr. Siegel were each paid quarterly compensation for an annual total of $18,000. This compensation was made solely for services performed by each in their capacities as directors.

During the fourth quarter of 2022, we granted our Outside Directors stock options totaling 50,000 shares under the 2019 Equity Plan, as follows: the Chairman of the Board of Directors received stock options to purchase 20,000 shares of our common stock, while the other two of the then Outside Directors received stock options to purchase 15,000 shares of our common stock. Our current Outside Directors had the following shares of our common stock underlying stock options (both vested and unvested) outstanding as of December 31, 2022: Ms. Whitmore: 131,100 shares; Ms. Beres 40,000 shares; and Dr. Siegel: 126,100 shares.

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

All Outside Directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board and committee meetings.

	2022 Outside Director Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
R. Janet Whitmore	$24,000	$19,138	$43,138
Laura M. Beres	$18,000	$14,354	$32,354
Dr. Richard Siegel	$18,000	$14,354	$32,354

(1)	The amounts in this column represent the aggregate grant date fair value of awards granted in fiscal 2022 in accordance with FASB ASC Topic 718. See Note 10 of the notes to our financial statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining the FASB ASC Topic 718 values.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The following table gives information about our common stock that may be issued upon the exercise of options and rights under our 2019 Equity Compensation Plan (the “2019 Equity Plan”) and our 2010 Equity Compensation Plan (the “2010 Equity Plan”) on December 31, 2022. The 2019 Equity Plan replaced the 2010 Equity Plan.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans Approved by Shareholders	3,444,000	$ 1.33	1,119,000
Plans Not Approved by Shareholders	None	$ —	None

SECURITY OWNERSHIP OF MANAGEMENT

AND PRINCIPAL STOCKHOLDERS

The following table sets forth, as of March 29, 2023 certain information with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of common stock, (2) each of our directors, (3) each of our named executive officers and (4) all of our named executive officers and directors as a group. There were 49,505,124 shares of common stock outstanding as of March 29, 2023.

Name	Number of Shares Beneficially Owned (1)		Percent of Shares Beneficially Owned
Bradford T. Whitmore	30,890,595(2)		62.63%
R. Janet Whitmore	1,625,228	(3)	3.29%
Jess A. Jankowski	577,500	(4)	1.16%
Richard W. Siegel, Ph.D.	505,938(5)		1.02%
Kevin Cureton	405,821	(6)	*
Beres, Laura M	11,666	(7)	*
All current executive officers and directors as a group (5 persons)	3,126,154	(8)	6.20%

*Denotes beneficial ownership of less than one percent.

Unless otherwise indicated below, the person’s address is the same as the address for the Company.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Includes 601,410 shares of common stock held by Grace Investments, Ltd., and 30,237,731 shares held by Bradford T. Whitmore, as well as 51,454 shares held by his daughter. Mr. Whitmore is a general partner of Grace Investments, Ltd. In such capacities, Mr. Whitmore shares voting and investment power with respect to the shares of common stock held by the Grace Investments, Ltd.. This information is based on information reported on a Form 4 filed on December 15, 2022 with the SEC. The address of the stockholder is 5215 Old Orchard Road, Illinois 60077.

(3)	Includes Ms. Whitmore’s 91,099 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 29, 2023.

(4)	Includes Mr. Jankowski’s 517,500 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 29, 2023, as well as 1,000 shares held by his spouse.

(5)	Includes Dr. Siegel’s 96,100 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 29, 2023.

(6)	Includes Mr. Cureton’s 355,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 29, 2023.

(7)	Includes Ms. Beres’ 11,666 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 29, 2023.

(8)	Includes all current executive officers and directors as a group’s 1,071,365 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 29, 2023.

 Item 13. Certain Relationships and Related Transactions, and Director Independence

We have engaged in a series of debt transactions with Bradford T. Whitmore since January 1, 2020. One of these was for debt with a conversion provision that resulted in the issuance of common shares in May, 2021. Together with his affiliates Grace Brothers, Ltd., Grace Investments, Ltd., Mr. Whitmore beneficially owned approximately 63% of the outstanding shares of our common stock as of March 29, 2023. Mr. Whitmore is the brother of R. Janet Whitmore, who has been the Chair of the Board of Directors since November 19, 2019 and one of our directors since 2003, and who is also a stockholder. Through his affiliates Beachcorp, LLC and Strandler, LLC, Mr. Whitmore is also a substantial lender to the Company under the Business Loan Agreement, dated November 16, 2018 (see Note 3 to our financial statements included in this Annual Report on Form 10-K).

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

Item 14. Principal Accounting Fees and Services

Audit Fees. The aggregate amount billed by our principal accountant, RSM US LLP (“RSM”), for audit services performed for the fiscal years ended December 31, 2022 and 2021 was approximately $237,000 and $253,000, respectively. Audit services include the auditing of financial statements and quarterly reviews.

 Audit Related Fees. There were $0 and $13,000 in audit related fees billed by RSM for the years ended December 31, 2022 and 2021, respectively, which may include costs incurred for reviews of registration statements, assistance with Staff comment letters, and consultation on various accounting matters in support of our financial statements.

 Tax Fees. There were no fees billed by our principal accountant for tax related services for the fiscal years ended December 31, 2022 and 2021.

All Other Fees. Other than those fees described above, during the fiscal years ended December 31, 2022 and 2021, there were no other fees billed for services performed by our principal accountant.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021

Notes to Consolidated Financial Statements

2.	A list of exhibits required to be filed as part of this Form 10-K is set forth in the Exhibit Index beginning on page E-1 of this Form 10-K, and is incorporated herein by reference.

Item 16. Form 10-K Summary

NONE.

 NANOPHASE TECHNOLOGIES CORPORATION

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

Nanophase Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nanophase Technologies Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The Company believes that cash from operations and cash on hand, in addition to unused borrowing capacity, will be adequate to fund operating plans and required debt repayments within one year after the date that the financial statements are issued, therefore there is not substantial doubt regarding the Company’s ability to continue as a going concern.

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

Our audit procedures related to testing management’s assessment of the ability of the Company to continue as a going concern included the following, among others:

●	We evaluated the forecasted revenues and operating expenses, as well as management’s assumptions related to sources and uses of cash for reasonableness. This testing included:

○	Evaluating the impact of the Company’s existing financing arrangements on their ability to continue as a going concern.

○	Developing an understanding of management’s expectations for future changes in revenue and expenses through discussions with management and review of budgets.

○	Comparing forecasted revenues and expenses to historical results.

●	We evaluated that the disclosures included in the Form 10-K were complete and accurate and in accordance with generally accepted accounting principles in the United States of America.

/s/ RSM US LLP

We have served as the Company’s auditor since 2001.

Chicago, Illinois

March 29, 2023

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2022	2021
	(in thousands except share and per share data)
ASSETS
Current assets:
Cash	$2,186	$657
Trade accounts receivable, less allowance for doubtful accounts of $139 for December 31, 2022, and $60 for 2021	4,734	3,937
Inventories, net	8,839	6,095
Prepaid expenses and other current assets	866	910
Total current assets	16,625	11,599

Equipment and leasehold improvements, net	7,949	4,712
Operating leases, right of use	8,978	12,075
Other assets, net	6	8
Total assets	$33,558	$28,394
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit, related party	$7,282	$1,351
Current portion of finance lease obligations	—	105
Current portion of operating lease obligations	—	589
Accounts payable	6,363	3,566
Current portion of deferred revenue	2,167	783
Accrued expenses	1,023	946
Total current liabilities	16,835	7,340

Long-term portion of finance lease obligations	—	6
Long-term portion of operating lease obligations	9,823	11,700
Long-term debt, related party	1,000	1,000
Long-term portion of deferred revenue	21	661
Asset retirement obligations	230	222
Total long-term liabilities	11,074	13,589

Contingent liabilities	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 60,000,000 and 55,000,000 shares authorized; 49,320,680 and 48,893,573 shares issued and outstanding on December 31, 2022 and December 31, 2021, respectively	493	489
Additional paid-in capital	105,226	104,423
Accumulated deficit	(100,070)	(97,447)
Total stockholders’ equity	5,649	7,465
Total liabilities and stockholders’ equity	$33,558	$28,394

 (See accompanying Notes to Consolidated Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2022	2021
	(in thousands except share and per share data)
Revenue:
Product revenue	$36,731	$29,325
Other revenue	586	150
Total revenue	37,317	29,475

Operating expense:
Cost of revenue	28,957	20,785
Gross profit	8,360	8,690

Research and development expense	3,037	2,235
Selling, general and administrative expense	7,581	3,896
(Loss) income from operations	(2,258)	2,559
Interest expense	(382)	(1,154)
Other income, net	—	952
(Loss) income before provision for income taxes	(2,640)	2,357
Provision for income taxes	(17)	37

Net (loss) income	$(2,623)	$2,320

Net (loss) income per share-basic	$(0.05)	$0.05

Weighted average number of basic common shares outstanding	49,117,000	45,021,173

Net (loss) income per share-diluted	$(0.05)	$0.05

Weighted average number of diluted common shares outstanding	49,117,000	47,039,173

(See accompanying Notes to Consolidated Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (in thousands except share data)

	Preferred Stock		Common Stock
Description	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance on December 31, 2020	—	$—	38,221,292	$382	$102,117	$(99,767)	$2,732
Issuances of shares and stock option exercises	—	—	576,726	$6	$228	—	234
Exercise of conversion rights – convertible loan, related party	—	—	10,095,555	101	1,918	—	2,019
Stock-based compensation	—	—	—	—	160	—	160
Net income for the year ended December 31, 2021	—	—	—	—	—	2,320	2,320
Balance on December 31, 2021	—	$—	48,893,573	$489	$104,423	$(97,447)	$7,465
Issuances of shares and stock option exercises	—	—	427,107	$4	$178	—	182
Stock-based compensation	—	—	—	—	625	—	625
Net loss for the year ended December 31, 2022	—	—	—	—	—	(2,623)	(2,623)
Balance on December 31, 2022	—	$—	49,320,680	$493	$105,226	$(100,070)	$5,649

(See accompanying Notes to Consolidated Financial Statements)

 NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
	(in thousands)
Operating activities:
Net (loss) income:	$(2,623)	$2,320
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	567	454
Gain on forgiveness of PPP loan	—	(952)
Amortization of debt discount	—	903
Share-based compensation	625	160
Changes in assets and liabilities related to operations:
Trade accounts receivable	(797)	(1,005)
Inventories	(2,744)	(1,755)
Prepaid expenses and other assets	44	(304)
Accounts payable	1,826	1,026
Deferred revenue	744	1,033
Accrued expenses	77	481
Net changes in ROU assets and lease liabilities - operating	631	(40)
Net cash (used in) provided by operating activities	(1,650)	2,321

Investing activities:
Acquisition of equipment and leasehold improvements	(2,823)	(1,874)
Net cash used in investing activities	(2,823)	(1,874)

Financing activities:
Principal payment on finance leases	(111)	(177)
Payments to line of credit, bank	—	(1,000)
Proceeds from line of credit, bank	—	500
Payments to line of credit, related party	(29,594)	(25,554)
Proceeds from line of credit, related party	35,525	24,750
Proceeds from term loan, related party	—	500
Proceeds from exercise of stock options	182	234
Net cash provided by (used in) financing activities	6,002	(747)
Increase in cash	1,529	(300)
Cash at beginning of period	657	957
Cash at end of period	$2,186	$657

Supplemental cash flow information:
Cash paid for interest	$333	$218

Supplemental non-cash investing and financing activity:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$971	$414
Conversion of $2M convertible loan, related party	—	2,000
Interest paid via stock issuance, convertible loan, related party	—	19

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

The Company recorded a net loss and negative cash flow from operations in 2022.  Management believes that current liquidity and available borrowing capacity are sufficient to fund operations and there is not substantial doubt regarding the Company’s ability to continue as a going concern.

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

Cash

The Cash balance on December 31, 2022 consists of funds borrowed from our Revolving Line of Credit, which is facilitated by Beachcorp, LLC. Our ability to access cash from our credit facilities depends on carrying an Accounts Receivable or Inventory balance greater than the outstanding loan balances in the Revolving Lines of Credit. As part of the agreement, we are required to have a bank account in place to act as a depository account for our customers. This account is referred to as the Control Account. Furthermore, there is an Account Control Agreement in place which provides Beachcorp, LLC the ability to exercise control over the account via approval of requested transfers. According to our agreements with Beachcorp, LLC, Nanophase is to be the party initiating any transfers, whether to Nanophase or to Beachcorp, LLC, and approval to access any monies within this account can only be withheld by Beachcorp, LLC if the borrowing base falls below the Company’s qualified receivables, or if we are in arrears with respect to interest payments due Beachcorp, LLC. The failure of Nanophase to remedy the previously mentioned conditions could lead to Beachcorp, LLC gaining the right, through a “springing” feature administered by Libertyville Bank and Trust, a Wintrust Community Bank (“Libertyville”), to transfer funds to itself without direct approval from Nanophase.  Cash is held at a federally insured institution, but our cash balances at times exceed insured limits. The Company has not experienced any losses related to these statutory limits.

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

Deferred Revenue

The Company records a contract liability for development projects due to the contractual billing of these projects not always aligning with revenue recognition. In addition, it is now the Company’s policy to frequently require deposits relating to the initial production of our Solésence products. Of the total $2,188 in deferred revenue reported in 2022, approximately 30% is comprised of prepayment received from our medical diagnostics application customer for purchase orders to be filled in 2023, 67% related to prepayments received from certain customers per Company policy, and the remaining 3% related to prepayments from a product development agreement with a personal care ingredient customer.

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

        Activity in the asset retirement obligation account for the years ended December 31, is as follows:

	2022	2021
Balance, beginning	$222	$214
Accretion of liability due to passage of time	8	8
Amortization of asset due to passage of time	—	—
Balance, ending	$230	$222

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

Our financial instruments include cash, cash equivalents, accounts receivable, accounts payable and accrued expenses, along with any short-term and long-term borrowings as described in Note 3. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses are reasonable estimates of their fair value due to the short-term nature. The fair value of short-term and long-term debt approximates carrying value based on comparison of terms to similar debt offering in the marketplace.

There were no financial instruments adjusted to fair value on December 31, 2022 and 2021.

Product Revenue

Revenues are recognized when control of the promised goods are transferred to customers, in an amount that reflects the consideration we expect to receive in exchange for those goods. When our ingredients and finished products are shipped, with control being transferred at the shipping point, is the point in time at which we recognize the related revenue.

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

Contract balances for the year ended December 31, 2022 is as follows:

	Accounts Receivable, net	Contract Assets	Contract Liabilities
Balance, beginning	$3,937	$—	$1,444
Balance, ending	4,734	—	2,188

Contract balances for the year ended December 31, 2021 is as follows:

	Accounts Receivable, net	Contract Assets	Contract Liabilities
Balance, beginning	$2,932	$—	$411
Balance, ending	3,937	—	1,444

Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was $667 and $260 for the years ended December 31, 2022 and 2021, respectively.

Other Revenue

Other revenue may include revenue from technology license fees and paid development projects. Technology license fees and paid development projects are recognized over time when the obligations under the agreed upon contractual arrangements are performed on our part.  Revenue recognized over time was $217 and $150 for the years ended December 31, 2022 and 2021, respectively.

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

We have not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. We file tax returns in all appropriate jurisdictions, which includes a federal tax return and Illinois state tax return. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in selling, general and administrative expenses in the statements of operations. As of December 31, 2022, and 2021, we had no liability for unrecognized tax benefits.

Earnings Per Share

Options to purchase approximately 2,051,000 shares of common stock that were outstanding as of December 31, 2022 were not included in the computation of earnings per share for the year ended December 31, 2022, as they would have been anti-dilutive owing to the loss reported for the period.  Options to purchase approximately 2,018,000 shares of common stock that were outstanding as of December 31, 2021 were included in the computation of earnings per share for the year ended December 31, 2021.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Years Ended December 31,
	2022	2021
Numerator: (in Thousands)
Net (loss) income	$(2,623)	$2,320

Denominator:
Weighted average number of basic common shares outstanding	49,117,000	45,021,173
Weighted average additional shares assuming conversion of in-the-money stock options to common shares	—	2,018,000
Weighted average number of diluted common shares outstanding	49,117,000	47,039,173
Basic earnings per common share:
Net income per share – basic	$(0.05)	$0.05
Diluted earnings per common share:
Net income per share – diluted	$(0.05)	$0.05

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

In September 2022, the FASB issued ASU 2022-04, “Liabilities-Supplier Finance Programs” which will require disclosure about an entity’s usage of such arrangements, which are also known as “reverse factoring”, payables finance”, and “structured payables”. The amendments in this Update require that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The effective date for our adoption of this updated Standard will be January 1, 2023. The Company is currently evaluating the impact of the adoption of this standard on the consolidated financial statements.

Reclassification from prior period

The Company has reclassified a portion of the current ROU liability to non-current as of December 31, 2021, to be consistent with the classifications at December 31, 2022. This reclassification resulted in a decrease of $1,394 to “Current portion of operating lease obligations” and “Total current liabilities” and an increase in “Long-term portion of operating lease liabilities” and “Total long-term liabilities” of $1,394. The current and long-term portion of operating lease obligations were previously presented as $1,983 and $10,306, respectively in the December 31, 2021 financial statements. The current and long-term portion of operating lease obligations have been retrospectively presented as $589 and $11,700, respectively, as of December 31, 2021.

(3)	Notes and Lines of Credit

Notes and lines of credit consist of the following:

		As of December 31,
		2022				2021
	Rate	Available		Outstanding Balance		Available	Outstanding Balance
Libertyville Bank & Trust (1)	8.50%		$30		$—	$30	$—
Libertyville Bank & Trust (2)	8.50%		500		—	500	—
Beachcorp, LLC (3)	5.25%		n/a		n/a	3,467	1,351
Beachcorp, LLC (3)	5.25%	$	n/a	$	n/a	$1,000	$1,000
Beachcorp, LLC (3) (4)	8.25%		4,392		4,282	n/a	n/a
Beachcorp, LLC (3) (5)	8.25%		4,000		3,000	n/a	n/a
Strandler, LLC (3) (6)	8.25%		1,000		1,000	n/a	n/a

1)	Since July 2014, we have maintained a bank-issued letter of credit for up to $30 in borrowings, with interest at the prime rate plus 1%, to support our obligations under our Romeoville, Illinois facility lease agreement. No borrowings have been incurred under this promissory note. It is our intention to renew this note annually. Because there were no amounts outstanding on the note at any time during 2022 or 2021, we have recorded no related liability on our balance sheet.

2)	The Company maintains a credit agreement with Libertyville which most recently served the primary purpose of insuring that it met its cash balance requirements at quarter end relating to a contract with the Company’s largest customer. Interest on drawn balances was at the prime rate plus 1%. On December 21, 2021, the existing credit agreement with Libertyville was converted for use to support our obligations under our newly leased manufacturing and warehouse space in Bolingbrook, Illinois. Interest on drawn balances will be at the prime rate plus 1%. This credit agreement has a maturity of December 22, 2023. We expect to renew this agreement annually, as the lease requires. This credit agreement is secured by all the unencumbered assets of the Company, and has superior collateral rights to those credit facilities with Beachcorp, LLC and Strandler, LLC.

3)	On November 16, 2018, we entered into a Business Loan Agreement (the “Master Agreement”) with Beachcorp, LLC. The Master Agreement relates to two loan facilities, each evidenced by a separate promissory note dated as of November 16, 2018: a term loan to the Company of up to $500 to be disbursed in a single advance (the “Term Loan”) with a fixed annual interest rate of 8.25%, payable quarterly, and with principal due on December 31, 2020; and an asset-based revolving loan facility for the Company of up to $2,000 (the “A/R Revolver Facility”), with floating interest accruing at the prime rate plus 3% (8.25% minimum) per year, with a borrowing base consisting of qualified accounts receivable of the Company, and a maturity of March 31, 2020, as amended. On March 23, 2020, the Company and Beachcorp, LLC executed the First Amendment to our Master Agreement that extended the maturities of both the Term Loan and the A/R Revolver Facility to March 31, 2021. Effective September 8, 2020, the Company and Beachcorp, LLC executed the Second Amendment to our Master Agreement that expanded the limit on the A/R Revolver Facility from $2,000 to $2,750. On December 23, 2020, the Company and Beachcorp, LLC executed the Third Amendment to our Master Agreement that expanded the limit on the A/R Revolver Facility from $2,750 to $4,000 and extended the maturities of both the Term Loan and the A/R Revolver Facility to March 31, 2022. Effective April 21, 2021 the Company and Beachcorp, LLC executed the Fourth Amendment to our Master Agreement that expanded the limit on the A/R Revolver Facility from $4,000 to $6,000, changed the interest rate to fully floating and reduced the rate to the prime rate plus 2%, also extending the maturity of the A/R Revolver Facility to March 31, 2023. This amendment also increased the amount of the Term Loan from $500 to $1,000, changed the interest rate to fully floating and reduced the rate to the prime rate plus 2%. The maturity of the Term Loan remained March 31, 2022. The Term Loan and A/R Revolver Facility are secured by all the unencumbered assets of the Company and subordinated to Libertyville’s secured interest under the New Business Loan Credit Agreement. The Master Agreement substantially restricts the Company’s ability to incur additional indebtedness during the terms of both the Term Loan and the A/R Revolver Facility.

4)	On January 28, 2022 the Company entered into an Amended and Restated Business Loan Agreement (the “A&R Loan Agreement”), which amends and restates the Master Agreement between the Company and Beachcorp, LLC, and a new promissory note in order to evidence the A/R Revolver facility, including an amendment to expand the limit on the A/R Revolver Facility from $6,000 to $8,000, reduce the interest rate to the prime rate plus 0.75%, and extend the maturity of the A/R Revolver Facility to March 31, 2024.

5)	On January 28, 2022 the Company entered into the A&R Loan Agreement and a new revolving loan agreement (“Inventory Facility”) with Beachcorp, LLC, and a new promissory note in order to evidence the Inventory Facility. The maximum borrowing amount under the Inventory Facility is $4,000, with a borrowing base consisting of up to 50% of the value of qualified inventory of the Company. The interest rate for the Inventory Revolver is at the prime rate plus 0.75%, and it matures on March 31, 2024.

6)	On January 28, 2022 the Company entered into an additional Business Loan Agreement (the “New Term Loan Agreement”) with Strandler, LLC, which effectively transferred or assigned the Term Loan to Strandler, LLC from Beachcorp, LLC. Interest on the New Term Loan is at the prime rate plus 0.75%, and it matures on March 31, 2024. Strandler, LLC is also an affiliate of Bradford T. Whitmore.

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

Related party interest expense consists of the following:

	Twelve Months Ended December 31,
	2022	2021
Interest expense, related parties	$356	$1,129

Accrued interest consists of the following:

	As of December 31,
	2022	2021
Accrued interest expense, related parties	$49	$13

Outstanding balances associated with related parties are as follows:

	As of December 31,
	2022	2021
Beachcorp, LLC	$7,282	$2,351
Strandler, LLC	1,000	n/a

(4)	Inventories

Inventories consist of the following:

	As of December 31,
	2022	2021
Raw materials	$6,797	$4,413
Finished goods	2,041	1,682
Total Inventories, net	8,839	6,095

(5)	Equipment and Leasehold Improvements Equipment and leasehold improvements consist of the following:

	As of December 31,
	2022	2021
Machinery and equipment	$19,899	$18,289
Office equipment	1,014	961
Office furniture	110	110
Leasehold improvements	5,140	4,900
Construction in progress	2,952	1,062
	29,115	25,322
Less: Accumulated depreciation and amortization	(21,166)	(20,610)
	$7,949	$4,712

Depreciation expense was $557 and $444, for the years ended December 31, 2022 and 2021, respectively.

(6)	Lease Commitments

The Company’s operating lease portfolio is comprised of operating leases for office, warehouse space and equipment. Certain of the Company’s leases include one or more options to renew or terminate the lease at the Company’s discretion. The Company regularly evaluates the renewal and termination options and when they are reasonably certain of exercise, includes the renewal or termination option in our lease term. During the first calendar year of our newly leased building, we have subleased a portion of the unused floorspace on a temporary basis. This sublease may convert to a month-to-month lease upon expiration.

As of December 31, 2022, the ROU asset had a balance of $8,978 which is included in the “Operating lease right-of-use assets” line item of these consolidated financial statements and current and non-current lease liabilities related to the ROU asset of $0 and $9,823, respectively.  The $0 in current lease liability stems from expected payments from the lessor of the Bolingbrook facility reimbursing the Company for tenant improvement allowances in the amount of $1,957 over the next twelve months. As a result, the total lease liability was reduced by the expected payment, and the net effect of reimbursements received and cash paid for leases in 2023 results in net lease payments of $97, which is shown in the maturity schedule below. As of December 31, 2021, the ROU asset had a balance of $12,075 which is included in the “Operating lease right-of-use assets” line item of these consolidated financial statements and current and non-current lease liabilities related to the ROU asset of $589 and $11,700, respectively. These amounts are included in the “Current portion of operating lease obligations” and “Long-term portion of operating lease obligations” line items of these consolidated financial statements. The discount rates used for leases accounted for under ASC 842 are based on an interest rate yield curve developed for the leases in the Company’s portfolio.

The office leases contain variable lease payments which consist primarily of taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to combine lease and non-lease components for building leases.

Quantitative information regarding the Company’s leases is as follows:

	Twelve Months Ended December 31, 2022	Twelve Months Ended December 31, 2021
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$33	$52
Interest on finance lease liabilities	4	18
Total finance lease costs	37	70
Operating lease cost components:
Operating lease cost	2,068	554
Variable lease cost	536	134
Short-term lease cost	138	49
Sub-lease income	(689)	—
Total operating lease costs	2,053	737
Total lease cost	$2,090	$807

Supplemental cash flow information related to leases is as follows for the years ended December 31, 2022 and 2021:

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$1,433	$741

Lease liabilities arising from obtaining right-of-use assets	$12	$10,505
Early termination of operating lease	73	—
Reduction in right of use asset due to remeasurement	(1,793)	—
Reduction in lease liability due to remeasurement	(1,898)	—
Weighted-average remaining lease term-finance leases (in years)	—	0.7
Weighted-average remaining lease term-operating leases (in years)	9.6	9.5
Weighted-average discount rate-finance leases	—%	9.3%
Weighted-average discount rate-operating leases	7.6%	7.5%

The future maturities of the Company’s operating leases as of December 31, 2022 are as follows:

2023	$97
2024	2,029
2025	1,473
2026	1,471
2027	1,510
Thereafter	7,162
Total payments	$13,742
Less amounts representing interest	(3,919)
Total minimum payments required	$9,823

(7)	Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2022	2021
Accrued payroll and related expenses	$288	$471
Accrued accounts payable	403	320
Tenant security deposit / advance rent	61	122
Other	271	33
Total	$1,023	$946

(8)       Income Taxes

Our net income tax provision, including both current and deferred, related to U.S. federal and state income taxes, is $(17). Our current federal and deferred tax expenses are zero.

A reconciliation of income tax expense to the amount computed by applying the Federal income tax rate to loss before provision for income taxes as of December 31, 2022 and 2021 is as follows:

	2022	2021
Income tax credit at statutory rates	$(551)	$495
Tax exempt income - PPP loan	—	(271)
Permanent tax deduction stock options exercised	(273)	(63)
State income tax, net of federal benefits	(124)	177
Expiration of NOL & credits	1,149	899
Effect of change in deferred tax rate	69	—
Expiration of stock options	75	92
Other	(15)	2
Change in valuation allowance	(347)	(1,294)
	$(17)	37

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income taxes consist of the following:

	As of December 31,
	2022	2021
Deferred tax liabilities:
Excess tax depreciation	$(253)	—
Total deferred tax liabilities	(253)	—

Deferred tax assets:
Net operating loss carryforwards	$13,416	$14,566
179 Carryforwards	117	—
163(j) Business interest limitation carryforwards	98	—
Deferred revenue	202	—
Inventory and other allowances	177	148
Excess (tax) book depreciation	—	31
Excess (tax) book amortization	59	63
174 research & experimental expenditures	480	—
Share-based compensation	394	308
Other accrued costs	238	161
Total deferred tax assets	15,181	15,277

Less: Valuation allowance	(14,928)	(15,277)
Deferred income taxes	$—	$—

The valuation allowance decreased approximately $0.3 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively (net of approximately $5.5 million and $1 million for the years ended December 31, 2022 and 2021, respectively, for expiring net operating loss carryforwards and credits) due principally to the change in the net operating loss carryforward and uncertainty as to whether future taxable income will be generated prior to the expiration of the carryforward period. Under the Internal Revenue Code, certain ownership changes, including the prior issuance of preferred stock and our public offering of common stock, may subject us to annual limitations on the utilization of our net operating loss carryforward. As of December 31, 2022, it has been determined that we are not subject to annual limitations on the utilization of our net operating loss carryforward.

We have federal net operating loss carryforwards for tax purposes of approximately $56 million on December 31, 2022. $51 million expire between 2023 and 2037. We have section 179 carryforwards of approximately $0.5M at December 31,2022. All net operating loss carryforwards generated after January 1, 2018 do not expire. Therefore, $5 million in net operating losses generated since January 1, 2018 do not expire. We have Illinois net loss deduction carryforwards for tax purposes of approximately $21 million on December 31, 2022. Due to the provisions of Illinois Public Act 102-0669 signed November 16, 2021, Illinois net loss deductions expire between 2029 and 2039.

(9)	Capital Stock

As of December 31, 2022, and 2021, we had 24,088 authorized but unissued shares of preferred stock.

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

Employee Stock Options

We follow ASC Topic 718, Share-Based Payments, in which compensation expense is recognized only for share-based payments expected to vest.

	Years ended December 31,
	2022	2021
Share-based compensation expense	$625	$160
Remaining unrecognized compensation expense	$1,732
Remaining weighted average-period, expense recognition (years)	2.5

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

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for options granted for all years presented:

	Years Ended December 31,
	2022	2021
Weighted-average risk-free interest rates:	3.5%	1.4%

Dividend yield:	0%	0%

Weighted-average expected life (years) of the option:	5	5

Weighted-average expected stock price volatility:	116%	115%

Weighted-average fair value of the options granted:	$0.97	$2.59

Additional disclosures for options granted for all years presented:

	Years Ended December 31,
	2022	2021
Vesting period (years) of shares granted in period	3	3

Contractual life (years) of shares granted in period	7	7

Estimated forfeitures	4%	4%

The following table summarizes the option activity for our employees and directors during the year ended December 31, 2022:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual	Value
Options	(Rounded)	per Share	Term (Years)	(000s)
Outstanding on January 1, 2022	3,193,216	$1.18

Granted	768,400	$1.61
Exercised	(414,455)	$0.44
Forfeited or expired	(103,500)	$2.50

Outstanding on December 31, 2022	3,443,661	$1.33	4.9	$1,230
Exercisable on December 31, 2022	2,193,254	$0.86	4.1	$1,126

Shares available for grant	1,119,100

The aggregate intrinsic value in the table above is based on our closing stock price of $1.13 on the last business day for the year ended December 31, 2022.

	Years ended December 31,
	2022	2021
Shares exercised	414,455	535,100
Total intrinsic value	$942	$1,169
Cash received	$182	$234

Based on our election of the “with and without” approach, no realized tax benefits from stock options were recognized for the years ended December 31, 2022 and 2021.

(11)	401(k) Profit-Sharing Plan

We have a 401(k) profit-sharing plan covering substantially all employees who meet defined service requirements. Contributions made in 2022 and 2021 aggregated to $153 and $107, respectively.

(12)	Significant Customers

We had four significant customers for the year ended December 31, 2022.

		For the years ended
		December 31,
Customer #	Product Category	2022	2021
1	Personal Care Ingredients	30%	26%
2	Solésence®	17%	19%
3	Solésence®	15%	15%
4	Solésence®	7%	10%

	Total	69%	70%

 Accounts receivable balances for these four customers were approximately:

		For the years ended December 31,
Customer #	Product Category	2022	2021
1	Personal Care Ingredients	$1,082	$641
2	Solésence®	438	534
3	Solésence®	683	1,048
4	Solésence®	770	239

	Total	$2,973	$2,462

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

(13)	Business Segmentation and Geographical Distribution

Revenue from international sources approximated $1,971 and $3,236 for the years ended December 31, 2022 and 2021, respectively. As part of our revenue from international sources, we recognized approximately $1,236 and $2,335 in product revenue from German companies, in the aggregate, for the years ended December 31, 2022 and 2021, respectively.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States. We categorize our revenue stream into three main product categories, Personal Care Ingredients, Advanced Materials and Solésence. The revenues for 2022 and 2021 by category are as follows:

	For the years ended December 31
Product Category	2022	2021
Solésence	$23,111	$18,175
Personal Care Ingredients	11,121	7,739
Advanced Materials	3,085	3,561
Total Sales	$37,317	$29,475

(14)	Commitments and Contingencies

On August 9, 2022, BASF filed a complaint against Nanophase in New Jersey state court (the “New Jersey Complaint”), alleging that Nanophase had breached the Zinc Oxide Supply Agreement (the “Agreement”). BASF alleges several issues, the one having the biggest potential impact on Nanophase being a claim that our sales through Solésence violate the exclusivity provision of the Agreement. BASF seeks an unspecified amount of damages, a permanent injunction enjoining sales to any party (other than BASF) of a broad range of zinc oxide products that BASF contends are within the scope of the exclusivity provision, counsel fees and litigation expenses. On September 7, 2022, Nanophase filed a Complaint for Declaratory Judgement in Illinois state court (the “Illinois Complaint”), asking for a declaration that contrary to BASF’s allegation, the exclusivity provision of the Agreement does not apply to all products containing zinc oxide as an ingredient for uses designated under the Agreement, nor does the exclusivity provision prohibit Nanophase’s sales of Solésence products containing zinc oxide as an ingredient. Both companies filed Motions to Dismiss (MTD) the other’s respective complaint. Nanophase’s MTD BASF’s New Jersey Complaint was denied on procedural grounds on February 10, 2023, with the New Jersey court superficially noting that it did not consider whether BASF could prove its claims. On February 28, 2023, Nanophase filed its answer to BASF’s New Jersey Complaint, denying all wrongdoing and, as mandated by New Jersey procedural requirements, counterclaims including a request for a declaration similar to that Nanophase sought in its Illinois Complaint. On March 16, 2023, the Illinois court granted BASF’s MTD Nanophase’s Illinois Complaint, finding it duplicative of the New Jersey litigation. Discovery in that litigation is ongoing. .. Management believes at this time that the allegations of BASF’s complaint are without merit and are unsupported by the terms of the Agreement and governing law. Per ASC 450 for the period ending December 31, 2022, an estimated contingent loss was not recorded, and an estimated range of loss is not disclosed as the outcome is not probable at this time and nor is a range of loss estimable.

EXHIBIT INDEX

Exhibit
Number

2.1	Plan and Agreement of Merger dated as of November 25, 1997 by and between the Company and its Illinois predecessor, incorporated by reference to Exhibit 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 10-K”), SEC File No. 000-22333.

3(i).1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the 1997 10-K, SEC File No. 000-22333.

3(i).2	First Amendment to the Certificate of Incorporation of the Company dated July 27, 2006, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed July 27, 2006, SEC File No. 000-22333.

3(i).3	Second Amendment to the Certificate of Incorporation of the Company dated August 23, 2010, incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed July 9, 2010, SEC File No. 000-22333.

3(i).4	Third Amendment to the Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 29, 2016.

3(i).5	Fourth Amendment to the Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 22, 2019.

3(i).6	Fifth Amendment to the Certificate of Incorporation of the Company.

3(ii).1	By-Laws of the Company, incorporated by reference to Exhibit 3.2 to the 1997 10-K, SEC File No. 000-22333.

4.1	Specimen stock certificate representing common stock, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed November 4, 1997 (File No. 333-36937) (the “Form S-1/A”).

4.2	Form of Warrants, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed October 1, 1997 (File No. 333-36937) (the “IPO S-1”).

4.3	Certificate of Designations of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, SEC File No. 000-22333.

4.4	Stock Purchase Agreement dated August 25, 2006 between the Company and Rohm and Haas Electronic Materials CMP Holdings, Inc., incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 28, 2006, SEC File No. 000-22333.

4.5	Registration Rights Agreement dated August 25, 2006 between the Company and Rohm and Haas Electronic Materials CMP Holdings, Inc., incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed August 28, 2006, SEC File No. 000-22333.

4.6	Common Stock Purchase Agreement, dated February 10, 2016, between the Company and Bradford T. Whitmore, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 10, 2016.

4.7	Common Stock Purchase Agreement, dated December 19, 2017, between the Company and Bradford T. Whitmore, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 21, 2017.

4.8	Common Stock Purchase Agreement, dated May 13, 2019, between the Company and Bradford T. Whitmore, incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2019

4.9	Securities Purchase Agreement, dated November 13, 2019, between the Company and Bradford T. Whitmore, incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2019.

4.10	Commercial Security Agreement, dated November 20, 2019, between the Company, Solésence, LLC and Bradford T. Whitmore, incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2019.

10.1	Industrial Building Lease dated September 15, 2004 between the Company and the Village of Burr Ridge, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”), SEC File No. 000- 22333.

10.2	Industrial Building Lease Agreement between Centerpoint Properties Trust (formerly CP Financing Trust) and the Company, dated June 15, 2000, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”), SEC File No. 000-22333.

10.3	Lease Amendment effective October 1, 2005 between the Company and Centerpoint Properties Trust, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 20, 2005, SEC File No. 000-22333.

10.4	Second Amendment to Industrial Lease Agreement, dated as of November 13, 2014 between the Company and MLRP 1319 Marquette LLC, successor-in-interest to Centerpoint Properties Trust, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10- K for the year ended December 31, 2014.

10.5	Third Amendment to Industrial Lease Agreement, entered into on October 17, 2016 and effective October 1, 2016, by and between the Company and 1319 Marquette, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 19, 2016.

10.6	Mutual Cooperation Agreement entered into on January 17, 2012, by and among the Company, C.I. Kasei Co., Ltd. and CIK NanoTek Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 20, 2012, SEC File No. 000-22333.

10.7	Trademark Ownership Assignment Agreement, dated March 31, 2012, between the Company and CIK NanoTek Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2012, SEC File No 000-22333.

10.8	Memorandum on the Payment of Royalty, dated March 31, 2012, between the Company and CIK NanoTek Corporation, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 4, 2012, SEC File No 000-22333.

10.9	Supply Agreement between the Company and Schering-Plough HealthCare Products, Inc. dated as of March 15, 1997, incorporated by reference to Exhibit 10.17 to the Form S-1/A.

10.10*	Zinc Oxide Supply Agreement dated as of September 16, 1999 between the Company and BASF Corporation, as assignee, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, SEC File No. 000-22333.

10.11*	Amendment No. 1 to Zinc Oxide Supply Agreement dated as of January, 2001 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.24 to the 2000 10-K, SEC File No. 000-22333.

10.12	Amendment No. 2. to Zinc Oxide Supply Agreement dated as of March 17, 2003 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”), SEC File No. 000-22333.

10.13*	Amendment No. 3 to Zinc Oxide Supply Agreement entered into on December 12, 2012, between the Company and BASF Corporation, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 6, 2012, SEC File No. 000-22333.

10.14*

Amendment No. 4 to Zinc Oxide Supply Agreement, dated as of January 1, 2019 and entered into on March 11, 2019, between the Company and BASF Corporation, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2019.

10.15	Z-COTE HP-2 Brand Supply Agreement dated May 15, 2006 between the Company and BASF Corporation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 20, 2006, SEC File No. 000-22333.

10.16*	Amended and Restated Cooperation Agreement dated August 25, 2006 between the Company and Rohm and Haas Electronic Materials CMP Inc., incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed August 28, 2006, SEC File No. 000- 22333.

10.17	Supply Agreement effective as of March 23, 2009, between the Company and Rohm and Haas Electronic Materials CMP Inc., incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, SEC File No. 000-22333.

10.18*	Distributor Agreement dated October 24, 2005 between Johnson Matthey Catalog Company, Inc., d/b/a ALFA AESAR and the Company, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 1, 2005, SEC File No. 000-22333.

10.19*	Supply Agreement dated March 3, 2006 between Roche Diagnostics GmbH and the Company, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 9, 2006, SEC File No. 000-22333.

10.20*	First Amendment to the Supply Agreement entered into on November 19, 2014 between the Company and Roche Diagnostics GmbH, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 25, 2014.

10.21*	Second Amendment to the Supply Agreement, entered into on November 21, 2016, between the Company and Roche Diagnostics GmbH, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 28, 2016.

10.22*	Third Amendment to the Supply Agreement, entered into on February 3, 2023, between the Company and Roche Diagnostics GmbH

10.23	Joint Development Agreement dated March 23, 2004 between the Company and Altana Chemie AG, incorporated by reference to Exhibit 10.29 to the 2003 10-K, SEC File No. 000-22333.

10.24*	Agreement dated July 7, 2008 between the Company and Altana Chemie GmbH, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 18, 2008, SEC File No. 000-22333.

10.25*	Settlement and Termination Agreement, dated August 20, 2010, between the Company and Altana Chemie GmbH, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2010, SEC File No. 000-22333.

10.26*	Supply Agreement, dated as of March 31, 2016, between the Company and Ester Solutions Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2016.

10.27	First Amendment to Supply Agreement, dated May 21, 2018, by and between Nanophase Technologies Corporation and Hallstar Ester Solutions Corporation (formerly known as Ester Solutions Company), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 25, 2018.

10.28	Joint Development Agreement, dated as of July 31, 2019, between the Company and Sumitomo Corporation of Americas, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 2, 2019.

10.29	Joint Development & Supply Agreement, dated December 12, 2016, by and between Solésence, LLC and Colorescience Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 24, 2018.

10.30	Amended and Restated Joint Development & Supply Agreement, executed by Solésence, LLC on May 18, 2018, by and between Solésence, LLC and Colorescience Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 24, 2018.

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

10.34	Change in Terms Agreement, dated February 14, 2017, between the Company and Libertyville Bank and Trust Company, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.35	Promissory Note, executed by the Company on March 26, 2018, granted by the Company in favor of Libertyville Bank and Trust Company, incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.36	Commercial Security Agreement, executed by the Company on March 26, 2018, between the Company and Libertyville Bank and Trust Company, incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.37	Business Loan Agreement, executed by the Company on March 22, 2019, between the Company and Libertyville Bank and Trust Company, incorporated by reference to the Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.38	Change in Terms Agreement, executed by the Company on March 22, 2019, between the Company and Libertyville Bank and Trust Company, incorporated by reference to the Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.39	Business Loan Agreement, dated November 16, 2018, between the Company and Beachcorp, LLC, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 19, 2018.

10.40	Promissory Note, dated November 19, 2018, made by the Company and payable to the order of Beachcorp, LLC to evidence a term loan in the original principal amount of up to $500,000, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 19, 2018.

10.41	Promissory Note, dated November 19, 2018, made by the Company and payable to the order of Beachcorp, LLC to evidence revolving borrowings in a principal amount of up to $2,000,000, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 19, 2018.

10.42	First Amendment to Business Loan Agreement, dated March 23, 2020, between the Company and Beachcorp, LLC, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 30, 2020.

10.43	Fourth Amendment to Business Loan Agreement, dated April 21, 2021, between the Company and Beachcorp, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 21, 2021.

10.44	Business Loan Agreement, dated January 28, 2022, between the Company and Beachcorp, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 2, 2022.

10.45	Business Loan Agreement, dated January 28, 2022, between the Company and Strandler, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 2, 2022.

10.46	Amended and Restated Business Loan Agreement, dated January 28, 2022, between the Company and Beachcorp, LLC, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 2, 2022.

10.47

Replacement Promissory Note, dated January 28, 2022, made by the Company and payable to the order of Beachcorp, LLC to evidence revolving borrowings in a principal amount of up to $8,000,000, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 2, 2022.

10.48	Promissory Note, dated January 28, 2022, made by the Company and payable to the order of Strandler, LLC to evidence a term loan in the original principal amount of up to $1,000,000, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 2, 2022.

10.49	Promissory Note, dated January 28, 2022, made by the Company and payable to the order of Beachcorp, LLC to evidence revolving borrowings in a principal amount of up to $4,000,000, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 2, 2022.

10. 50	Employment Agreement effective August 12, 2009 between the Company and Jess Jankowski, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, SEC File No. 000-22333. +

10.51

Employment Agreement dated November 28, 2012, between the Company and Kevin Cureton, incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, SEC File No. 000-22333. +

10.52	Nanophase Technologies Corporation 2004 Equity Compensation Plan (“2004 Equity Plan”), incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119466). +

10.53	2008 Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 25, 2008, SEC File No. 000-22333.+
10.54	Nanophase Technologies Corporation 2010 Equity Compensation Plan, as amended, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 29, 2016.+

10.55	Form of Stock Option Award Agreement under the 2010 Equity Compensation Plan, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.+

10.56	Nanophase Technologies Corporation 2019 Equity Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 22, 2019.+

10.57	Building Lease, dated as of September 15, 2010, between the Company and the Village of Burr Ridge, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.58	Building Lease, dated as of March 13, 2017, between the Company and the Village of Burr Ridge, incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.59*	Know-How License Agreement, executed by the Company on June 26, 2017, between the Company and Eminess Technologies, Inc., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 29, 2017.

10. 60*	Exclusive Supply Agreement, executed by the Company on June 26, 2017, between the Company and Eminess Technologies, Inc., incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed June 29, 2017.

10.61	Technology Development Agreement, executed by the Company on June 26, 2017, between the Company and Eminess Technologies, Inc., incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed June 29, 2017.

10.62*	Exclusive Supply Agreement, effective April 1, 2021, between Solesence, LLC and Ilia Beauty, Inc., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 14, 2021.

10.63*	Lease, effective December 1, 2021, between the Company and FR JH 10, LLC, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 9, 2021.

21.1	Subsidiary of the Company.

23.1	Consent of RSM US LLP. (filed herewith)

31.1	Certification of the Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act. (filed herewith)

31.2	Certification of the Chief Financial Officer (principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act. (filed herewith)

32	Certification of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350. (filed herewith)

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Cash Flows, (4) the Statements of Stockholders’ Equity, and (5) the Notes to the Financial Statements.

*	Confidentiality previously granted for portions of this agreement.

+	Indicates management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2023.

NANOPHASE TECHNOLOGIES CORPORATION

By:	/s/ Jess A. Jankowski
Jess A. Jankowski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March, 2023.

Signature	Title

/s/ Jess A. Jankowski	President, Chief Executive Officer (principal executive officer,
Jess A. Jankowski	principal financial officer, and principal accounting officer) and Director

/s/ R. Janet Whitmore	Chair of the Board of Directors
R. Janet Whitmore

/s/ Laura M. Beres	Director
Laura M. Beres

/s/ Richard W. Siegel	Director
Richard W. Siegel