Form 10-Q
period 2023-03-31
NANOPHASE TECHNOLOGIES Corp
filed 2023-05-12
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2023

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

As of May 12, 2023, there were 49,576,704 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited Consolidated Condensed)

	(in thousands except share and per share data)
ASSETS	March 31, 2023	December 31, 2022
Current assets:
Cash	$1,094	$2,186
Trade accounts receivable, less allowance for doubtful accounts of $298 for March 31, 2023, and $139 for December 31, 2022	4,380	4,734
Inventories, net	8,118	8,839
Prepaid expenses and other current assets	933	866
Total current assets	14,525	16,625

Equipment and leasehold improvements, net	8,235	7,949
Operating leases, right of use	8,714	8,978
Other assets, net	4	6
Total assets	$31,478	$33,558
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit, related party	6,892	7,282
Accounts payable	6,032	6,363
Current portion of long-term debt, related party	1,000	—
Current portion of deferred revenue	1,807	2,167
Accrued expenses	1,132	1,023
Total current liabilities	16,863	16,835

Long-term portion of operating lease obligations	9,751	9,823
Long-term debt, related party	—	1,000
Long-term portion of deferred revenue	35	21
Asset retirement obligations	232	230
Total long-term liabilities	10,018	11,074

Shareholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 49,520,571 and 49,320,680 shares issued and outstanding on March 31, 2023 and December 31, 2022, respectively	495	493
Additional paid-in capital	105,534	105,226
Accumulated deficit	(101,432)	(100,070)
Total Shareholders’ equity	4,597	5,649
Total liabilities and shareholders’ equity	$31,478	$33,558

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited Consolidated Condensed)

(in thousands except share and per share data)

	Three months ended March 31,
	2023	2022
	(in thousands except share and per share data)
Revenue:
Product revenue	$9,336	$8,046
Other revenue	121	110
Total revenue	9,457	8,156

Cost of revenue	7,308	5,988
Gross profit	2,149	2,168

Operating expense:
Research and development expense	1,003	666
Selling, general and administrative expense	2,150	1,397
(Loss) income from operations	(1,004)	105
Interest expense	155	43
(Loss) income before provision for income taxes	(1,159)	62
Provision for income taxes	—	—

Net (loss) income	$(1,159)	$62

Net (loss) income per share-basic	$(0.02)	$0.00

Weighted average number of basic common shares outstanding	49,429,407	48,984,312

Net (loss) income per share-diluted	$(0.02)	$0.00

Weighted average number of diluted common shares outstanding	49,429,407	51,064,312

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited Consolidated Condensed)

	Preferred Stock		Common Stock		Additional
Description	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance on December 31, 2021	—	$—	48,893,573	$489	$104,423	$(97,447)	$7,465
Issuance of shares and stock option exercises	—	—	133,168	1	72	—	73
Stock-based compensation	—	—	—	—	148	—	148
Net income for the three months ended March 31, 2022	—	—	—	—	—	62	62
Balance on March 31, 2022	—	$—	49,026,741	$490	104,643	$(97,385)	$7,748

Balance on December 31, 2022	—	$—	49,320,680	$493	$105,226	$(100,070)	$5,649
Issuance of shares and stock option exercises	—	—	199,891	2	99	—	101
Stock-based compensation	—	—	—	—	209	—	209
Cumulative effect of accounting changes related to expected credit loss	—	—	—	—	—	(203)	(203)
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(1,159)	(1,159)
Balance on March 31, 2023	—	$—	49,520,571	$495	$105,534	$(101,432)	$4,597

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited Consolidated Condensed)

	Three months ended March 31,
	2023	2022
	(in thousands)
Operating activities:
Net (loss) income	$(1,159)	$62
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	174	136
Stock-based compensation	209	148
Changes in assets and liabilities related to operations:
Trade accounts receivable	151	(1,337)
Inventories	721	(2,464)
Prepaid expenses and other assets	(67)	(94)
Accounts payable	(768)	1,347
Accrued expenses	111	15
Deferred revenue	(346)	65
Change in ROU asset and lease liability, net	192	347
Net cash used in operating activities	(782)	(1,775)

Investing activities:
Acquisition of equipment and leasehold improvements	(21)	(378)
Net cash used in investing activities	(21)	(378)

Financing activities:
Principal payments on finance leases	—	(38)
Proceeds from line of credit, related party	7,150	8,125
Payments to line of credit, related party	(7,540)	(5,767)
Proceeds from exercise of stock options	101	73
Net cash (used in) provided by financing activities	(289)	2,393
Increase in cash and cash equivalents	(1,092)	240
Cash and cash equivalents at beginning of period	2,186	657
Cash and cash equivalents at end of period	$1,094	$897

Supplemental cash flow information:
Interest paid	$97	$27

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$437	$40

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited Consolidated Condensed)

(in thousands, except share and per share data or as otherwise noted herein)

(1) Basis of Presentation

The accompanying unaudited consolidated condensed interim financial statements of Nanophase Technologies Corporation (“Nanophase”, “Company”, “we”, “our”, or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of our financial position and operating results for the interim periods presented. All statements include the results from both Nanophase and our wholly-owned subsidiary, Solésence, LLC (“Solésence,” or our “Solésence® subsidiary”). Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission.

(2) Description of Business

Nanophase Technologies Corporation (“Nanophase,” “Company,” “we,” “our,” or “us”) is a science-driven company which, along with its wholly owned subsidiary, Solésence, LLC (our “Solésence beauty science subsidiary”), is focused in various beauty- and life-science markets. Using consumer health as our end-goal and science and innovation to guide the path, skin health and medical diagnostics combined currently make up the majority of our business and drive our forward growth strategy. We offer engineered materials, formulation development and commercial manufacturing through an integrated family of technologies. Our expertise in materials engineering allows us to effectively coat and disperse particles on a nano and “non-nano” scale for use in a variety of skin health markets, including for use in sunscreens as active ingredients and as fully developed prestige skin care and cosmetics products, marketed and sold through our Solésence beauty science subsidiary. In terms of our life sciences focus, we have seen demand decrease for our medical diagnostics ingredients. Additionally, we continue to sell products in legacy markets, including architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, and surface finishing technologies (polishing) applications, all of which, along with medical diagnostics, fall into the advanced materials product category.

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

Contract balances at March 31, 2023, December 31, 2022, and December 31, 2021 are as follows:

	Accounts Receivable, net of Unbilled	Contract Assets	Contract Liabilities
Balance, December 31, 2021	$3,937	$179	$1,444
Balance, December 31, 2022	4,734	—	2,188
Balance, March 31, 2023	4,380	—	1,842

Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was $1,297 and $123 for the three months ended March 31, 2023 and 2022, respectively.

Other revenue may include revenue from technology license fees and paid development projects. Technology license fees and paid development projects are recognized over time when the obligations under the agreed upon contractual arrangements are performed on our part.  Other revenue recognized over time was $121 and $110 for the three months ended March 31, 2023 and 2022, respectively.

(4) Earnings Per Share

Options to purchase approximately 1,164,000 shares of common stock that were outstanding as of March 31, 2023 were not included in the computation of earnings per share for the three months ended March 31, 2023, as inclusion of these shares would have resulted in an anti-dilutive effect and were thus omitted from disclosure.  Options to purchase approximately 2,080,000 shares of common stock that were outstanding as of March 31, 2022 were included in the computation of earnings per share for the three months ended March 31, 2022.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended March 31,
	2023	2022
Numerator: (in Thousands)
Net (loss) income	$(1,159)	$62

Denominator:
Weighted average number of basic common shares outstanding	49,429,407	48,984,312
Weighted average additional shares assuming conversion of in-the-money stock options to common shares	—	2,080,000
Weighted average number of diluted common shares outstanding	49,429,407	51,064,312

Basic earnings per common share:
Net (loss) income per share – basic	$(0.02)	$0.00
Diluted earnings per common share:
Net (loss) income per share – diluted	$(0.02)	$0.00

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

Our financial instruments include cash, cash equivalents, accounts receivable, accounts payable and accrued expenses, along with any short-term and long-term borrowings as described in Note 6. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses are reasonable estimates of their fair value due to the short-term nature. The fair value of short-term and long-term debt approximates carrying value based on comparison of terms to similar debt offering in the marketplace.

There were no financial instruments adjusted to fair value on March 31, 2023, or December 31, 2022.

(6) Notes and Lines of Credit

 Notes and lines of credit consist of the following:

		As of March 31, 2023		As of December 31, 2022
	Rate	Available	Outstanding Balance	Available	Outstanding Balance
Libertyville Bank & Trust (1)	9.00%	30	—	—	—
Libertyville Bank & Trust (2)	9.00%	500	—	—	—
Strandler, LLC (3)(4)	8.75%	1,000	1,000	1,000	1,000
Beachcorp, LLC (3)(5)	8.75%	4,614	2,893	4,392	4,282
Beachcorp, LLC (3)(6)	8.75%	4,000	4,000	4,000	3,000

1)	Since July 2014, we have maintained a bank-issued letter of credit for up to $30 in borrowings, with interest at the prime rate plus 1%, to support our obligations under our Romeoville, Illinois facility lease agreement. No borrowings have been incurred under this promissory note. It is our intention to renew this note annually. Because there were no amounts outstanding on the note at any time during 2023 or 2022, we have recorded no related liability on our balance sheet.

2)	The Company maintains a credit agreement with Libertyville which most recently served the primary purpose of insuring that it met its cash balance requirements at quarter end relating to a contract with the Company’s largest customer. Interest on drawn balances was at the prime rate plus 1%. On December 21, 2021, the existing credit agreement with Libertyville was converted for use to support our obligations under our newly leased manufacturing and warehouse space in Bolingbrook, Illinois. Interest on drawn balances will be at the prime rate plus 1%. This credit agreement has a maturity of December 22, 2023. We expect to renew this agreement annually, as the lease requires. This credit agreement is secured by all the unencumbered assets of the Company, and has superior collateral rights to those credit facilities with Beachcorp, LLC and Strandler, LLC.

3)	On November 16, 2018, we entered into a Business Loan Agreement (the “Master Agreement”) with Beachcorp, LLC. The Master Agreement relates to two loan facilities, each evidenced by a separate promissory note dated as of November 16, 2018: a term loan to the Company of up to $500 to be disbursed in a single advance (the “Term Loan”) with a fixed annual interest rate of 8.25%, payable quarterly, and with principal due on December 31, 2020; and an asset-based revolving loan facility for the Company of up to $2,000 (the “A/R Revolver Facility”), with floating interest accruing at the prime rate plus 3% (8.25% minimum) per year, with a borrowing base consisting of qualified accounts receivable of the Company, and a maturity of March 31, 2020, as amended. On March 23, 2020, the Company and Beachcorp, LLC executed the First Amendment to our Master Agreement that extended the maturities of both the Term Loan and the A/R Revolver Facility to March 31, 2021. Effective September 8, 2020, the Company and Beachcorp, LLC executed the Second Amendment to our Master Agreement that expanded the limit on the A/R Revolver Facility from $2,000 to $2,750. On December 23, 2020, the Company and Beachcorp, LLC executed the Third Amendment to our Master Agreement that expanded the limit on the A/R Revolver Facility from $2,750 to $4,000 and extended the maturities of both the Term Loan and the A/R Revolver Facility to March 31, 2022. Effective April 21, 2021 the Company and Beachcorp, LLC executed the Fourth Amendment to our Master Agreement that expanded the limit on the A/R Revolver Facility from $4,000 to $6,000, changed the interest rate to fully floating and reduced the rate to the prime rate plus 2%, also extending the maturity of the A/R Revolver Facility to March 31, 2023. This amendment also increased the amount of the Term Loan from $500 to $1,000, changed the interest rate to fully floating and reduced the rate to the prime rate plus 2%. The maturity of the Term Loan remained March 31, 2022. The Term Loan and A/R Revolver Facility are secured by all the unencumbered assets of the Company and subordinated to Libertyville’s secured interest under the New Business Loan Credit Agreement. The Master Agreement substantially restricts the Company’s ability to incur additional indebtedness during the terms of both the Term Loan and the A/R Revolver Facility.

4)	On January 28, 2022 the Company entered into an additional Business Loan Agreement (the “New Term Loan Agreement”) with Strandler, LLC, which effectively transferred or assigned the previously existing Term Loan to Strandler, LLC from Beachcorp, LLC. Interest on the New Term Loan is at the prime rate plus 0.75%, and it matures on March 31, 2024. Strandler, LLC is also an affiliate of Bradford T. Whitmore.

5)	On January 28, 2022 the Company entered into an Amended and Restated Business Loan Agreement (the “A&R Loan Agreement”), which amends and restates the Master Agreement between the Company and Beachcorp, LLC, and a new promissory note in order to evidence the A/R Revolver facility, including an amendment to expand the limit on the A/R Revolver Facility from $6,000 to $8,000, reduce the interest rate to the prime rate plus 0.75%, and extend the maturity of the A/R Revolver Facility to March 31, 2024.

6)	On January 28, 2022 the Company entered into the A&R Loan Agreement and a new revolving loan agreement (“Inventory Facility”) with Beachcorp, LLC, and a new promissory note in order to evidence the Inventory Facility. The maximum borrowing amount under the Inventory Facility is $4,000, with a borrowing base consisting of up to 50% of the value of qualified inventory of the Company. The interest rate for the Inventory Revolver is at the prime rate plus 0.75%, and it matures on March 31, 2024.

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

On May 1, 2023 the Company entered into another promissory note (the “Non-Revolving Note - TI Agreement”) with Beachcorp, LLC in the amount of $1,750,000 with an interest rate of the prime rate plus 0.75%. The note matures on September 30, 2023. This loan is for work being done at the Bolingbrook facility which is expected to be reimbursed from the landlord as part of the lease agreement.

Related party interest summary:

	Three Months Ended March 31,
	2023	2022
Interest expense, related parties	$150	$39
Accrued interest expense, related parties	59	$16

(7) Inventories

Inventories consist of the following:

	March 31, 2023	December 31, 2022

Raw materials	$5,637	$6,797
Finished goods	2,481	2,041
Total Inventories, net	8,118	8,839

At March 31, 2023 and December 31, 2022, the Company applied a $500 reserve against reported inventory to account for excess and obsolete inventory.

(8) Lease Commitments

The Company’s operating lease portfolio is comprised of operating leases for office, warehouse space and equipment. Certain of the Company’s leases include one or more options to renew or terminate the lease at the Company’s discretion. The Company regularly evaluates the renewal and termination options and when they are reasonably certain of exercise, includes the renewal or termination option in our lease term. Since inception of our newest leased building, we have subleased a portion of the unused floorspace on a temporary basis. This sublease may convert to a month-to-month lease upon expiration.

As of March 31, 2023, the ROU asset had a balance of $8,714, which is included in the “Operating lease right-of-use assets” line item of these consolidated financial statements and current and non-current lease liabilities related to the ROU asset of $0 and $9,751, respectively. The $0 in current lease liability stems from expected payments from the lessor of the Bolingbrook facility reimbursing the Company for tenant improvement allowances in the amount of $1,716 over the next twelve months. Because the expected cash payments over the next twelve months resulted in an amount exceeding a current liability, the current operating lease liability line item on the balance sheet reported $0, with the balance exceeding the current liability netted against the noncurrent portion for a total operating lease liability at March 31, 2023 of $9,751. As a result, the total lease liability was reduced by the expected payment, the net effect of reimbursements received, and cash paid for leases over the next twelve months resulting in net lease payments of $347. As of December 31, 2022, the ROU asset had a balance of $8,978 which is included in the “Operating lease right-of-use assets” line item of these consolidated financial statements and current and non-current lease liabilities related to the ROU asset of $0 and $9,823, respectively. The $0 in current lease liability stems from expected payments from the lessor of the Bolingbrook facility reimbursing the Company for tenant improvement allowances in the amount of $1,957 over the next twelve months. As a result, the total lease liability was reduced by the expected payment, the net effect of reimbursements received, and cash paid for leases over the next twelve months, resulting in net lease payments of $97.

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

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$—	$11
Interest on finance lease liabilities	—	2
Total finance lease costs	—	13
Operating lease cost components:
Operating lease cost	469	363
Variable lease cost	146	172
Short-term lease cost	48	21
Sublease income	(196)	(183)
Total operating lease costs	467	373
Total lease cost	$467	$386

Supplemental cash flow information related to leases is as follows for the three months ended March 31, 2023 and 2022:

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$263	$190

Weighted-average remaining lease term-finance leases (in years)	—	0.6
Weighted-average remaining lease term-operating leases (in years)	8.0	9.3
Weighted-average discount rate-finance leases	—	7.6%
Weighted-average discount rate-operating leases	7.05%	7.5%

The future maturities of the Company’s finance and operating leases as of March 31, 2023 are as follows:

2023	$(172)
2024	2,029
2025	1,473
2026	1,471
2027	1,510
Thereafter	7,162
Total payments	$13,473
Less amounts representing interest	(3,722)
Total minimum payments required	$9,751

(9) Stock-Based Compensation

We follow ASC Topic 718, Stock-Based Payments, in which compensation expense is recognized only for stock-based payments expected to vest.

	Three months ended March 31,
	2023	2022
Stock-based compensation expense	$209	$148
Remaining unrecognized compensation expense	$1,577
Remaining weighted average-period, expense recognition (years)	2.1

The following table summarizes the option activity for our employees and directors during the three months ended March 31, 2023:

		Weighted
		Average
		Exercise Price
Options	Shares	per Share
Outstanding on January 1, 2023	3,443,661	$1.33

Granted	—	$—
Exercised	(199,891)
Forfeited or expired	(18,000)

Outstanding on March 31, 2022	3,225,770	$1.37

(10) Significant Customers and Contingencies

The portion of total revenue from our significant customers are as follows for the periods ending March 31, 2023, and 2022:

		For the three months ended
		March 31,
Customer #	Product Category	2023	2022
1	Personal Care Ingredients	37%	29%
2	Solésence®	11%	18%
3	Solésence®	5%	13%
4	Solésence®	9%	9%
	Total	62%	69%

Accounts receivable balances for these four customers were approximately:

		For the three months ended March 31,
Customer #	Product Category	2023	2022
1	Personal Care Ingredients	$1,197	$1,489
2	Solésence®	548	880
3	Solésence®	424	1,050
4	Solésence®	485	371
	Total	$2,654	$3,790

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

 (11) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $1,435 and $55 for the three months ended March 31, 2023 and 2022, respectively.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States. We categorize our revenue stream into three main product categories, Personal Care Ingredients, Advanced Materials and Solésence. The revenues, by category, for the three months ended March 31, 2023 and 2022 are as follows:

	Three months ended March 31,
Product Category	2023	2022
Solésence	$5,044	$5,560
Personal Care Ingredients	3,544	2,382
Advanced Materials	869	214
Total Sales	$9,457	$8,156

(12)	Commitments and Contingencies

On August 9, 2022, BASF filed a complaint against Nanophase in New Jersey state court (the “New Jersey Complaint”), alleging that Nanophase had breached the 1999 Zinc Oxide Supply Agreement (the “Agreement”). BASF alleges several issues, the one having the biggest potential impact on Nanophase being a claim that our sales through Solésence violate the exclusivity provision of the Agreement. BASF seeks an unspecified amount of damages, a permanent injunction enjoining sales to any party (other than BASF) of a broad range of zinc oxide products that BASF contends are within the scope of the exclusivity provision, counsel fees and litigation expenses. On September 7, 2022, Nanophase filed a Complaint for Declaratory Judgement in Illinois state court (the “Illinois Complaint”), asking for a declaration that contrary to BASF’s allegation, the exclusivity provision of the Agreement does not apply to all products containing zinc oxide as an ingredient for uses designated under the Agreement, nor does the exclusivity provision prohibit Nanophase’s sales of Solésence products containing zinc oxide as an ingredient. Both companies filed Motions to Dismiss (MTD) the other’s respective complaint. Nanophase’s MTD BASF’s New Jersey Complaint was denied on procedural grounds on February 10, 2023, with the New Jersey court superficially noting that it did not consider whether BASF could prove its claims. On February 28, 2023, Nanophase filed its answer to BASF’s New Jersey Complaint, denying all wrongdoing and, as mandated by New Jersey procedural requirements, counterclaims including a request for a declaration similar to that Nanophase sought in its Illinois Complaint. On March 16, 2023, the Illinois court granted BASF’s MTD Nanophase’s Illinois Complaint, finding it duplicative of the New Jersey litigation. Discovery in that litigation is ongoing. Management believes at this time that the allegations of BASF’s complaint are without merit and are unsupported by the terms of the Agreement and governing law. Per ASC 450 for the period ending March 31, 2023, an estimated contingent loss was not recorded, and an estimated range of loss is not disclosed as the outcome is not probable at this time and nor is a range of loss estimable.

(13)	Accounting Standards Adopted During 2023

On January 1, 2023, the Company adopted ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which updates the manner in which entities assess expected losses from financial instruments exposed to credit risk. While this update has a greater impact on issuers with loans, notes, and credit card receivables, the scope of Topic 326 extends to both financial assets measured at amortized cost as well as available-for-sale debt securities. As such, trade receivables are subject to the Topic’s provisions, requiring entities to consider past events, current conditions, and reasonable and supportable forecasts in determining the amount of expected loss over the life of the respective financial instrument. Nanophase uses the loss-rate method in developing its allowance for credit losses, which involves identifying pools of assets with similar risk characteristics, reviewing historical losses within the last three years, and consideration of reasonable and supportable forecasts. Changes in estimates, developing trends, and other new information can have a material impact on future evaluations.

This differs from prior allocation methodologies in that in addition to solely considering an aging schedule for amounts to reserve, management must now also consider current events as well as the future macroeconomic environment when making such loss assessments. On January 1, 2023, the Company applied the accounting change retrospectively with an opening adjustment to retained earnings in the amount of $203.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nanophase is a health-oriented, science-driven company, which, along with its wholly owned subsidiary, Solésence, LLC (our “Solésence beauty science subsidiary”), is focused on various beauty- and life-science markets. Our primary skin health products are fully developed prestige skin care formulations with mineral-based UV protection, marketed and sold through our Solésence beauty science subsidiary, enabled by our proprietary Active Pharmaceutical Ingredients (“APIs”) which are also marketed as APIs for sale to manufacturers of other types of skin health products, including sunscreens and daily care products. In terms of the balance of our life sciences focus, we have seen current conditions decreased demand for our medical diagnostics ingredients, which are used in testing for various viruses, most notably COVID-19. Additionally, we continue to sell products in legacy markets including architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, and surface finishing technologies (polishing) applications— all of which, along with medical diagnostics, currently fall into the advanced materials product category.

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

Results of Operations

Total revenue increased to $9,457 for the three months ended March 31, 2023, compared to $8,156 for the same period in 2022. A substantial majority of our revenue was from our four largest customers for the three months ended March 31, 2023, and 2022, respectively. This reflects sales of APIs to our largest customer in skin care and sunscreen applications, our three largest customers for our finished skin health products marketed through our Solésence subsidiary, This is the revenue breakdown, as a percentage of total revenue, from the four customers referenced above:

		For the three months ended March 31
Customer #	Product Category	2023	2022
1	Personal Care Ingredients	37%	29%
2	Solésence®	11%	18%
3	Solésence®	5%	13%
4	Solésence®	9%	9%
	Total	62%	69%

Product revenue, the primary component of our total revenue, increased to $9,336 for the three months ended March 31, 2023, compared to $8,046 during the same period of 2022. This increase was due to continued growth in the adoption of our Solésence® products, along with an increase in API sales to our largest customer in our personal care ingredients business. We saw a significant three-month decrease in our medical diagnostics materials.

Other revenue increased to $121 for the three months ended March 31, 2023, compared to $110 for 2022. Other revenue is typically comprised primarily of developmental or licensing fees.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements.  Cost of revenue increased to $7,308 for the three months ended three months ended March 31, 2023, compared to $5,988 for the same period in 2022.  The increase in cost of revenue was primarily driven by increased volume and price inflation on materials and manufacturing inefficiencies related to Solésence® product launches. While we typically pass-through costs to our customers, we sometimes cannot pass through 100% of pricing increases on raw materials, and even with pass throughs, our gross margin percentage is negatively impacted by higher material costs.

Our business has a certain cyclicality of demand, often based upon seasonal demands, industry launch cycles, or a confluence of both. Our lack of burst capacity has created strains, in terms of people and costs, when new product launches occur at the same time that we are experiencing demand from previously launched products. Since late 2020, the Company has found itself in a situation where our ability to produce and ship materials has been exceeded by customer demand. It is a key area of focus to increase throughput first, followed quickly by increased cost efficiency once we can achieve greater scale. Our planning has had us adding to our current fixed manufacturing cost structure through early 2023 to accommodate additional growth, and to build a better base for further growth beyond that level. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to cut costs and pass commodity market-driven raw materials increases on to customers, and the speed and efficiency with which we are able to scale up production for our Solésence products. We expect that, as product revenue volume increases, our fixed manufacturing costs will be more efficiently absorbed, which should lead to increased margins as we grow. While additional production capacity is our most critical operational issue today, we expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets, but may or may not realize significant percentage growth in our gross margins through the first half of 2023, depending upon the factors discussed above.

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

Research and development expense increased to $1,003 for the three months ended three months March 31, 2023, compared to $666 for the same period in 2022. Most of this increase was due to expanded staffing to aid in supporting new product development for current and future customers. Management expects research and development expense to increase at a slower rate during the balance of 2023 to support continued revenue- and customer-expansion.

Selling, general and administrative expense increased to $2,150 for the three months ended March 31, 2023, compared to $1,397 for the same period in 2022.  The increase is due in large part to increased legal costs in 2023 compared to 2022 and increased employee related costs when compared to 2022.

Inflation

We believe inflation has had an incremental impact on our costs of operations and financial position to date. However, supplier price increases and wage and benefit inflation, both of which represent a significant component of our costs of operations, could have a material effect on our operations and financial position in 2023 if we are unable to pass through any applicable increases under our present contracts or through to our markets in general. We have begun to increase pricing where possible and continue to adjust our pricing to the extent supported by the markets we are in, and under any contract limitations we may have.

Liquidity and Capital Resources

Cash, cash proceeds and use of cash for the three months ended March 2023 and 2022, and year ended December 31, 2022 were:

	Three months ended March 31, 2023	Three months ended March 31, 2022	Year ended December 31, 2022
Total cash	$1,094	$897	$2,186
Cash used in operating activities	(782)	(1,775)	(1,650)
Net cash used in investing activities	(21)	(378)	(2,823)
Net cash (used in) provided by financing activities	(289)	2,393	6,002

The net cash used during the three months ended March 31, 2023 was primarily due to net loss for the quarter. Net cash used in investing activities was attributable to expenditures on capital equipment for all periods presented above. The Company’s loan agreements with Strandler, LLC and Beachcorp. LLC currently are set to expire on March 31, 2024. If we are unable to refinance or extend the maturity dates, it would have a significant impact on the ability of the Company to continue as a going concern.

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

Additional Consideration

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

Safe Harbor Provision

We want to provide investors with more meaningful and useful information. As a result, this Quarterly Report on Form 10-Q (the “Form 10-Q”) contains and incorporates by reference certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements reflect our current expectations of the future results of our operations, performance, and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance, or achievements in 2023 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: our ability to be consistently profitable despite the losses we have incurred since our incorporation; a decision by a customer to cancel a purchase order or supply agreement in light of our dependence on a limited number of key customers; the terms of our supply agreements with BASF which could trigger a requirement to transfer technology and/or sell equipment to that customer; our potential inability to obtain working capital when needed on acceptable terms or at all; our ability to obtain materials at costs we can pass through to our customers, including Rare Earth elements, specifically cerium oxide, as well as high purity zinc; uncertain demand for, and acceptance of, our Solésence products, and our advanced materials; our manufacturing capacity and product mix flexibility in light of customer demand; our limited marketing experience, including with our suite of Solésence products; changes in development and distribution relationships; the impact of competitive products and technologies; our dependence on patents and protection of proprietary information; our ability to maintain an appropriate electronic trading venue for our securities; the impact of any potential new governmental regulations, especially any new governmental regulations focusing on the processing, handling, storage or sale of nanomaterials, that could be difficult to respond to or costly to comply with; business interruptions due to unexpected events or public health crises, including viral pandemics such as COVID-19; and the resolution of litigation or other legal proceedings in which we may become involved. In addition, our forward-looking statements could be affected by general industry and market conditions and growth rates. Readers of this Quarterly Report on Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Disclosure controls

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. It should be noted that in designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management necessarily was required to apply its judgment regarding the design of our disclosure controls and procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer (which roles are currently filled by the same person), and Chief Operating Officer have concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101	The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Shareholders Equity, (4) the Statements of Cash Flows, and (5) the Notes to Unaudited Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: May 12, 2023	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer
(principal executive officer, and principal financial officer)