Form 10-Q
period 2023-06-30
NANOPHASE TECHNOLOGIES Corp
filed 2023-08-10
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2023

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

As of August 10, 2023, there were 49,589,204 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED JUNE 30, 2023

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited Consolidated Condensed)

	(in thousands except share and per share data)
ASSETS	June 30, 2023	December 31, 2022
Current assets:
Cash	$2,197	$2,186
Trade accounts receivable, less allowance for doubtful accounts of $324 for June 30, 2023, and $139 for December 31, 2022	5,718	4,734
Inventories, net	8,412	8,839
Prepaid expenses and other current assets	1,043	866
Total current assets	17,370	16,625

Equipment and leasehold improvements, net	8,459	7,949
Operating leases, right of use	8,468	8,978
Other assets, net	5	6
Total assets	$34,302	$33,558
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit, related party	$8,592	$7,282
Accounts payable	4,957	6,363
Current portion of long-term debt, related party	2,338	—
Current portion of deferred revenue	2,053	2,167
Accrued expenses	1,442	1,023
Total current liabilities	19,382	16,835

Long-term portion of operating lease obligations	9,482	9,823
Long-term debt, related party	—	1,000
Long-term portion of deferred revenue	45	21
Asset retirement obligations	234	230
Total long-term liabilities	9,761	11,074

Shareholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 49,589,204 and 49,320,680 shares issued and outstanding on June 30, 2023 and December 31, 2022, respectively	496	493
Additional paid-in capital	105,762	105,226
Accumulated deficit	(101,099)	(100,070)
Total Shareholders’ equity	5,159	5,649
Total liabilities and shareholders’ equity	$34,302	$33,558

See Notes to Consolidated Condensed Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited Consolidated Condensed)

(in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue:
Product revenue	$11,844	$10,796	$21,180	$18,842
Other revenue	28	426	149	536
Total revenue	11,872	11,222	21,329	19,378

Operating expense:
Cost of revenue	8,197	8,486	15,505	14,474
Gross profit	3,675	2,736	5,824	4,904

Research and development expense	991	797	1,994	1,463
Selling, general and administrative expense	2,105	1,816	4,255	3,213
Income (loss) from operations	579	123	(425)	228
Interest expense	246	73	400	116
Income before provision for income taxes	333	50	(825)	112
Provision for income taxes	—	—	—	—
Net income (loss)	$333	$50	$(825)	$112

Net income (loss) per basic share	$0.01	$0.00	$(0.02)	$0.00

Weighted average number of basic common shares outstanding	49,567,338	49,045,047	49,498,755	49,014,847

Net income (loss) per diluted share	$0.01	$0.00	$(0.02)	$0.00

Weighted average number of diluted common shares outstanding	50,136,338	51,008,047	49,498,755	50,990,847

See Notes to Consolidated Condensed Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited Consolidated Condensed)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance on December 31, 2021	—	$—	48,893,573	$489	$104,423	$(97,447)	$7,465
Issuance of shares and stock option exercises	—	—	133,168	1	72	—	73
Stock-based compensation	—	—	—	—	148	—	148
Net income for the three months ended March 31, 2022	—	—	—	—	—	62	62
Balance on March 31, 2022	—	$—	49,026,741	$490	$104,643	$(97,385)	$7,748

Issuance of shares and stock option exercises	—	—	110,289	1	33	—	34
Stock-based compensation	—	—	—	—	155	—	155
Net income for the three months ended June 30, 2022	—	—	—	—	—	50	50
Balance on June 30, 2022	—	$—	49,137,030	$491	$104,831	$(97,335)	$7,987

Balance on December 31, 2022	—	$—	49,320,680	$493	$105,226	$(100,070)	$5,649
Issuance of shares and stock option exercises	—	—	199,891	2	99	—	101
Stock-based compensation	—	—	—	—	209	—	209
Cumulative effect of accounting changes related to expected credit losses	—	—	—	—	—	(203)	(203)
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(1,159)	(1,159)
Balance on March 31, 2023	—	$—	49,520,571	$495	$105,534	$(101,432)	$4,597

Issuance of shares and stock option exercises	—	—	68,633	1	33	—	34
Stock-based compensation	—	—	—	—	195	—	195
Net income for the three months ended June 30, 2023	—	—	—	—	—	333	333
Balance on June 30, 2023	—	$—	49,589,204	$496	$105,762	$(101,099)	$5,159

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited Consolidated Condensed)

	Six months ended June 30,
	2023	2022
	(in thousands)
Operating activities:
Net (loss) income	$(825)	$112
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	346	271
Share-based compensation	404	303
Changes in assets and liabilities related to operations:
Trade accounts receivable	(1,187)	(2,600)
Inventories	427	(2,854)
Prepaid expenses and other assets	(177)	(290)
Accounts payable	(1,447)	661
Accrued expenses	419	480
Deferred revenue	(90)	(60)
Change in ROU asset and lease liability, net	169	596
Net cash used in operating activities	(1,961)	(3,381)

Investing activities:
Acquisition of equipment and leasehold improvements	(811)	(1,128)
Net cash used in investing activities	(811)	(1,128)

Financing activities:
Principal payments on finance leases	—	(75)
Proceeds from line of credit, related party	17,804	18,675
Payments to line of credit, related party	(16,494)	(14,191)
Proceeds from term loan, related party	1,338	—
Proceeds from exercise of stock options	135	107
Net cash provided by financing activities	2,783	4,516
Increase in cash and cash equivalents	11	7
Cash and cash equivalents at beginning of period	2,186	657
Cash and cash equivalents at end of period	$2,197	$664

Supplemental cash flow information:
Interest paid	$318	$87

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$39	$141
ROU assets obtained in exchange for lease liabilities	$36	$—

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited Consolidated Condensed)

(in thousands, except share and per share data or as otherwise noted herein)

(1) Basis of Presentation

The accompanying unaudited consolidated condensed interim financial statements of Nanophase Technologies Corporation (“Nanophase”, “Company”, “we”, “our”, or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of our financial position and operating results for the interim periods presented. All statements include the results from both Nanophase and our wholly-owned subsidiary, Solésence, LLC (“Solésence,” or our “Solésence® subsidiary”). Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission.

(2) Description of Business

Nanophase Technologies Corporation (“Nanophase,” “Company,” “we,” “our,” or “us”) is a science-driven company which, along with its wholly owned subsidiary, Solésence, LLC (our “Solésence beauty science subsidiary”), is focused in various beauty- and life-science markets.  Using consumer health as our end-goal and science and innovation to guide the path, skin health and medical diagnostics combined currently make up the great majority of our business and drive our forward growth strategy.  We offer engineered materials, formulation development and commercial manufacturing through an integrated family of technologies. Our expertise in materials engineering allows us to effectively coat and disperse particles on a nano and “non-nano” scale for use in a variety of skin health markets, including for use in sunscreens as active ingredients and as fully developed prestige skin care and cosmetics products, marketed and sold through our Solésence beauty science subsidiary.  In terms of our life sciences focus, we have seen demand significantly decrease for our medical diagnostics ingredients. Additionally, we continue to sell products in legacy markets, including architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, and surface finishing technologies (polishing) applications, all of which, along with medical diagnostics, fall into the advanced materials product category.

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

Recently developed technologies have made certain new products possible and opened potential new markets. During 2015 we were granted a patent on a new type of particle surface treatment (coating) — now called Active Stress Defense ™ Technology — which became the cornerstone of our new product development in personal care, with first revenue recognized during 2016. Active Stress Defense™ now refers to a suite of three proprietary technologies — Original Active Stress Defense™, Kleair™, and Bloom™ — all three of which either utilize a unique and proprietary, mineral-based technology or work synergistically with one of our unique and proprietary, mineral-based technologies to improve performance and/or aesthetics. Our ongoing innovation efforts include new IP in areas that advance environmental protection, align with market needs, and complement our existing technologies. Through the creation of our Solésence beauty science subsidiary, we utilize our technology suite to manufacture and sell fully developed solutions to targeted customers in the skin care industry, typically in prestige skin care and cosmetics markets, in addition to the ingredients we have traditionally sold in the personal care area.

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

 Contract balances at June 30, 2023, December 31, 2022, and December 31, 2021 are as follows:

	Accounts Receivable	Contract Assets	Contract Liabilities
Balance, December 31, 2021	$3,937	$179	$1,444
Balance, December 31, 2022	4,734	—	2,188
Balance, June 30, 2023	5,718	—	2,098

Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was $726 and $89, for the three months ended June 30, 2023 and 2022, respectively, and $2,024 and $212 for the six months ended June 30, 2023 and 2022, respectively.

Other revenue may include revenue from technology license fees and paid development projects. Technology license fees and paid development projects are recognized over time when the obligations under the agreed upon contractual arrangements are performed on our part.  Other revenue recognized over time was $28 and $76, for the three months ended June 30, 2023 and 2022, respectively, and $149 and $186 for the six months ended June 30, 2023 and 2022, respectively. Other revenue recognized at a point in time was $350 for the three months ended June 30, 2022, and $350 for the six months ended June 30, 2022.

(4) Earnings Per Share

Options to purchase approximately 569,000 of common stock that were outstanding as of June 30, 2023 were included in the computation of diluted earnings per share for the three months ended June 30, 2023. Options to purchase approximately 726,000 shares of common stock that were outstanding as of June 30, 2023 were not included in the computation of diluted earnings per share for the six months ended June 30, 2023, respectively. The inclusion of these shares for the six months ended June 30, 2023 would have resulted in an anti-dilutive effect and were thus omitted from disclosure. Options to purchase approximately 1,963,000 and 1,976,000 shares of common stock that were outstanding as of June 30, 2022 were included in the computation of earnings per share for the three months and six months ended June 30, 2022, respectively.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator: (in Thousands)
Net (loss) income	$333	$50	$(825)	$112

Denominator:
Weighted average number of basic shares outstanding	49,567,338	49,045,047	49,498,755	49,014,847
Weighted average additional shares assuming conversion of in-the-money stock options to common shares and assumed repurchase of common shares by the Company	569,000	1,963,000	—	1,976,000
Weighted average number of diluted common shares outstanding	50,136,338	51,008,047	49,498,755	50,990,847

Basic earnings per common share:
Net income (loss) per share – basic	$0.01	$0.00	$(0.02)	$0.00
Diluted earnings per common share:
Net income (loss) per share – diluted	$0.01	$0.00	$(0.02)	$0.00

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

 Our financial instruments include cash, any cash equivalents, accounts receivable, accounts payable and accrued expenses, along with any short-term and long-term borrowings as described in Note 6.  The carrying values of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses are reasonable estimates of their fair value due to the short-term nature of these accounts. The fair value of short-term and long-term debt approximates carrying value based on comparison of terms to similar debt offering in the marketplace.

There were no financial instruments adjusted to fair value on June 30, 2023 and December 31, 2022.

(6) Notes and Lines of Credit

 Notes and lines of credit consist of the following:

		As of June 30, 2023		As of December 31, 2022
	Rate	Total Borrowing Capacity	Outstanding Borrowed Balance	Total Borrowing Capacity	Outstanding Borrowed Balance
Libertyville Bank & Trust (1)	9.25%	$30	$—	$—	$—
Libertyville Bank & Trust (2)	9.25%	500	—	—	—
Strandler, LLC(3)	9.00%	1,000	1,000	1,000	1,000
Beachcorp, LLC (4)	9.00%	5,958	4,592	4,392	4,282
Beachcorp, LLC (5)	9.00%	4,000	4,000	4,000	3,000
Beachcorp, LLC (6)	9.00%	1,750	1,388	—	—

1)	Since July 2014, we have maintained a bank-issued letter of credit for up to $30 in borrowings, with interest at the prime rate plus 1%, to support our obligations under our Romeoville, Illinois facility lease agreement. No borrowings have been incurred under this promissory note. It is our intention to renew this note annually. Because there were no amounts outstanding on the note at any time during 2023 or 2022, we have recorded no related liability on our balance sheet.

2)	The Company maintains a credit agreement with Libertyville to support our obligations under our newly leased manufacturing and warehouse space in Bolingbrook, Illinois. Interest on drawn balances will be at the prime rate plus 1%. This credit agreement has a maturity of December 22, 2023. We expect to renew this agreement annually, as the lease requires. This credit agreement is secured by all the unencumbered assets of the Company, and has superior collateral rights to those credit facilities with Beachcorp, LLC and Strandler, LLC.

3)	On January 28, 2022 the Company entered into an additional Business Loan Agreement (the “New Term Loan Agreement”) with Strandler, LLC, which effectively transferred or assigned the previously existing Term Loan to Strandler, LLC from Beachcorp, LLC. Interest on the New Term Loan is at the prime rate plus 0.75%, and it matures on March 31, 2024. Strandler, LLC is also an affiliate of Bradford T. Whitmore.

4)	On January 28, 2022 the Company entered into an Amended and Restated Business Loan Agreement (the “A&R Loan Agreement”), which amends and restates the Master Agreement between the Company and Beachcorp, LLC, and a new promissory note in order to evidence the A/R Revolver facility, including an amendment to expand the limit on the A/R Revolver Facility from $6,000 to $8,000, reduce the interest rate to the prime rate plus 0.75%, and extend the maturity of the A/R Revolver Facility to March 31, 2024.

5)	On January 28, 2022 the Company entered into the A&R Loan Agreement and a new revolving loan agreement (“Inventory Facility”) with Beachcorp, LLC, and a new promissory note in order to evidence the Inventory Facility. The maximum borrowing amount under the Inventory Facility is $4,000, with a borrowing base consisting of up to 50% of the value of qualified inventory of the Company. The interest rate for the Inventory Revolver is at the prime rate plus 0.75%, and it matures on March 31, 2024.

6)	On May 1, 2023 the Company entered into a non-revolving promissory note (“TI Promissory Note”) with Beachcorp, LLC. The maximum borrowing amount under the TI Promissory Note is $1,750. The interest rate for the TI Promissory Note is at the prime rate plus 0.75%, and it matures on September 30, 2023. This loan is for work being done at the Bolingbrook facility which is expected to be reimbursed from the landlord as part of the lease agreement. On July 21, 2023, the TI Promissory Note and accrued interest was repaid in full after reimbursement from the landlord for approved tenant improvements.

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

Related party interest summary:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest expense, related parties	$211	$68	$361	$107
Accrued interest expense, related parties	78	29	78	29

(7) Inventories

Inventories consist of the following:

	June 30, 2023	December 31, 2022
Raw materials	$5,689	$6,797
Finished goods	2,723	2,041
Total inventories, net	$8,412	$8,839

The Company had reserves for excess and obsolete inventory of $525 and $500 as of June 30, 2023 and December 31, 2022, respectively.

(8) Significant Customers and Contingencies

The portion of total revenue from our significant customers are as follows for the periods ending June 30, 2023, and 2022:

		Three months ended June 30,		Six months ended June 30,
Customer #	Product Category	2023	2022	2023	2022
1	Personal Care Ingredients	26%	29%	31%	29%
2	Solésence®	15%	15%	13%	16%
3	Solésence®	16%	14%	11%	14%
4	Solésence®	11%	4%	10%	6%
	Total	68%	62%	65%	65%

Accounts receivable balances for these four customers were approximately:

		June 30,	June 30,
Customer #	Product Category	2023	2022
1	Personal Care Ingredients	$824	$1,737
2	Solésence®	643	798
3	Solésence®	1,587	1,470
4	Solésence®	914	3
	Total	$3,968	$4,008

We currently have exclusive supply agreements with BASF Corporation (“BASF”), our largest customer, that have contingencies outlined which could potentially result in “triggering” the sale of production equipment from the Company to the customer intended to provide capacity sufficient to meet the customer’s production needs. This outcome may occur if we fail to meet certain performance requirements. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at either 115% of the equipment’s net book value or the greater of 30% of the original book value of such equipment, and any associated upgrades to it, or 115% of the equipment’s net book value, depending on the equipment and related products.

If a triggering event were to occur and BASF elected to proceed with the equipment sale mentioned above, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by our agreement with the customer. Similar consequences would occur if we were determined to have materially breached certain other provisions of the supply agreement with BASF. Any such event would also likely result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success, and it could be difficult to replace them quickly. Given the occurrence of any such event, we might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on us.

 (9) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $752 and $2,187 for the three and six months ended June 30, 2023, respectively, compared to $435 and $490 for the three and six months ended June 30, 2022, respectively. All of this revenue was product revenue.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States. We categorize our revenue stream into three main product categories, Personal Care Ingredients, Advanced Materials and Solésence. The revenues, by category, for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three months ended June 30,		Six months ended June 30,
Product Category	2023	2022	2023	2022
Solésence	$7,779	$7,099	$12,823	$12,659
Personal Care Ingredients	3,037	3,305	6,581	5,687
Advanced Materials	1,056	818	1,925	1,032
Total Sales	$11,872	$11,222	$21,329	$19,378

(10)	Commitments and Contingencies

On August 9, 2022, BASF filed a complaint against Nanophase in New Jersey state court (the “New Jersey Complaint”), alleging that Nanophase had breached the 1999 Zinc Oxide Supply Agreement (the “Agreement”). BASF alleges several issues, the one having the biggest potential impact on Nanophase being a claim that our sales through Solésence violate the exclusivity provision of the Agreement. BASF seeks an unspecified amount of damages, a permanent injunction enjoining sales to any party (other than BASF) of a broad range of zinc oxide products that BASF contends are within the scope of the exclusivity provision, counsel fees and litigation expenses. On September 7, 2022, Nanophase filed a Complaint for Declaratory Judgement in Illinois state court (the “Illinois Complaint”), asking for a declaration that contrary to BASF’s allegation, the exclusivity provision of the Agreement does not apply to all products containing zinc oxide as an ingredient for uses designated under the Agreement, nor does the exclusivity provision prohibit Nanophase’s sales of Solésence products containing zinc oxide as an ingredient. Both companies filed Motions to Dismiss (MTD) the other’s respective complaint. Nanophase’s MTD BASF’s New Jersey Complaint was denied on procedural grounds on February 10, 2023, with the New Jersey court superficially noting that it did not consider whether BASF could prove its claims. On February 28, 2023, Nanophase filed its answer to BASF’s New Jersey Complaint, denying all wrongdoing and, as mandated by New Jersey procedural requirements, counterclaims including a request for a declaration similar to that Nanophase sought in its Illinois Complaint. On March 16, 2023, the Illinois court granted BASF’s MTD Nanophase’s Illinois Complaint, finding it duplicative of the New Jersey litigation. Discovery in that litigation is ongoing. Management believes at this time that the allegations of BASF’s complaint are without merit and are unsupported by the terms of the Agreement and governing law. Per ASC 450 for the period ending June 30, 2023, an estimated contingent loss was not recorded, and an estimated range of loss is not disclosed as the outcome is not probable at this time and nor is a range of loss estimable.

(11)	Accounting Standards Adopted During 2023

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nanophase is a health-oriented, science-driven company, which, along with its wholly owned subsidiary, Solésence, LLC (our “Solésence beauty science subsidiary”), is focused in various beauty- and life-science markets. Our primary skin health products are fully developed prestige skin care formulations with mineral-based UV protection, marketed and sold through our Solésence beauty science subsidiary, enabled by our proprietary Active Pharmaceutical Ingredients (“APIs”) which are also marketed as APIs for sale to manufacturers of other types of skin health products, including sunscreens and daily care products.    In terms of our life sciences focus, we have seen demand significantly decrease for our medical diagnostics ingredients.  Additionally, we continue to sell products in legacy markets including architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, and surface finishing technologies (polishing) applications— all of which, along with medical diagnostics, currently fall into the advanced materials product category.

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

Given our technological position, in addition to the historical market acceptance of our APIs for use in skin health products and sunscreens and, rapidly growing sales for our suite of Solésence® finished products, in 2021 we announced that we reoriented our Company strategy. We continue to see unprecedented demand in the beauty science. The market has shown an appetite for what we are producing, and management believes that this growth is happening now due to a confluence of our technology, market conditions that favor what we produce, and our expanded expertise in these areas.

Nanophase, primarily through Solésence, now partners with brands to develop, manufacture, and market products and ingredients that enhance lives through healthy skin. We are focusing our combined business, ingredient, and product development capabilities on products with unique performance in this area. While we will continue to produce and sell materials to our other advanced materials customers, it is not our strategic focus. We may develop additional technologies or find unique applications outside of our core markets in the future, but to maximize the use of our resources today, we plan on expanding efforts in areas where we have proven we can deliver innovation and growth.

Results of Operations

Total revenue increased to $11,872 for the three months ended June 30, 2023, compared to $11,222 for the same period in 2022. Total revenue increased to $21,329 for the six months ended June 30, 2023, compared to $19,378 for the same period in 2022. A substantial majority of our revenue was from our four largest customers for the three- and six-month periods ended June, 2023, and 2022, respectively. This reflects sales of APIs to our largest customer in skin care and sunscreen applications and, our three largest customers for our finished skin health products marketed through our Solésence subsidiary.  This is the revenue breakdown, as a percentage of total revenue, from the four customers referenced above:

		Three months ended June 30,		Six months ended June 30,
Customer #	Product Category	2023	2022	2023	2022
1	Personal Care Ingredients	26%	29%	31%	29%
2	Solésence®	15%	15%	13%	16%
3	Solésence®	16%	14%	11%	14%
4	Solésence®	11%	4%	10%	6%
	Total	68%	62%	65%	65%

Product revenue, the primary component of our total revenue, increased to $11,844 for the three months ended June 30, 2023, compared to $10,796 during the same period of 2022, and increased to $21,180 for the six months ended June 30, 2023, compared to $18,842 during the same period of 2022. This increase was due to continued growth in the adoption of our Solésence® products, along with an increase in API sales to our largest customer in our personal care ingredients business. We saw little revenue from medical diagnostics materials in 2023 and 2022.

Other revenue decreased to $28 and $149 for the three- and six-month periods ended June 30, 2023, compared to $426 and $536 for the same periods in 2022, respectively. Other revenue is typically comprised primarily of developmental or licensing fees.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements.  Cost of revenue decreased to $8,197 for the three months ended June 30, 2023, compared to $8,486 for the same period in 2022, and increased to $15,505 for the six months ended June 30, 2023, compared to $14,474 for the same period in 2022.  The decrease for the three months in the cost of revenue was due to better labor utilization compared to the previous year. The increase for the six months in cost of revenue was primarily driven by increased volume and price inflation on materials and manufacturing inefficiencies related to Solésence® product launches. While we typically pass-through costs to our customers, we sometimes cannot pass through 100% of pricing increases on raw materials, and even with pass throughs, our gross margin percentage is negatively impacted by higher material costs.

Our business has a certain cyclicality of demand, often based upon seasonal demands, industry launch cycles, or a confluence of both. Our lack of burst capacity has created strains, in terms of people and costs, when new product launches occur at the same time that we are experiencing demand from previously launched products. Since late 2020, the Company has found itself in a situation where our ability to produce and ship materials has been exceeded by customer demand. It is a key area of focus to increase throughput first, followed quickly by increased cost efficiency once we can achieve greater scale. Our planning has had us adding to our current fixed manufacturing cost structure through 2023 to accommodate additional growth, and to build a better base for further growth beyond that level. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to cut costs and pass commodity market-driven raw materials increases on to customers, and the speed and efficiency with which we are able to scale up production for our Solésence products. We expect that, as product revenue volume increases, our fixed manufacturing costs will be more efficiently absorbed, which should lead to increased margins as we grow. While additional production capacity is our most critical operational issue today, we expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets, but may or may not realize significant percentage growth in our gross margins in the remainder of 2023, depending upon the factors discussed above.

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

Research and development expense increased to $991 for the three months ended June 30, 2023, compared to $797 for the same period in 2022. For the six months ended June 30, 2023 research and development expense increased to $1,994 compared to $1,463 for the same period in 2022. Most of this increase was due to expanded staffing to aid in supporting new product development for current and future customers. Management expects research and development expense to increase at a slower rate during the balance of 2023 to support continued revenue- and customer-expansion.

Selling, general and administrative expense increased to $2,105 for the three months ended June 30, 2023, compared to $1,816 for the same period in 2022. For the six months ended June 30, 2023, selling, general and administrative expense increased to $4,255, compared to $3,213 for the same period in 2022.  The increase is due in large part to increased legal costs in 2023 compared to 2022 and increased employee related costs when compared to 2022.

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

Liquidity and Capital Resources

Cash, cash proceeds and use of cash for the six months ended June 30, 2023, 2022, and year ended December 31, 2022 were:

	Six months ended June 30, 2023	Six months ended June 30, 2022	Year ended December 31, 2022
Total cash	$2,197	$664	$2,186
Cash (used in) operating activities	(1,961)	(3,381)	(1,650)
Net cash (used in) investing activities	(811)	(1,128)	(2,823)
Net cash provided by financing activities	2,783	4,516	6,002

The net cash used during the six months ended June 30, 2023 was primarily due to net loss for the 1st quarter and increased accounts payables. Net cash used in investing activities was attributable to expenditures on capital equipment for all periods presented above. The Company’s loan agreements with Strandler, LLC and Beachcorp. LLC currently are set to expire on March 31, 2024. If we are unable to refinance or extend the maturity dates, it would have a significant impact on the ability of the Company to continue as a going concern.

Our actual future capital requirements in 2023 and beyond will depend on many factors, including customer acceptance of our current and potential finished Solésence  products, APIs sold as ingredients in to the skin health markets, medical diagnostics ingredients, and other engineered materials, applications, and products, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell these products and ingredients. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, and conditions within the markets supplying labor and materials for capital equipment, we expect that capital spending relating to currently known capital needs for 2023 will be between $1.5 million and $3 million, to be funded by profit from operations, our existing loans and lines of credit, and possible new debt financing. If those projects are delayed or ultimately prove unsuccessful, or if we fail to be able to support the additional cost of funding them in the near term, we expect our capital expenditures may fall below the lower end of the range. Similarly, substantial success in business development projects may cause the actual 2023 capital investment to exceed the top of this range.

Additional Consideration

We had federal net operating loss carryforwards for tax purposes of approximately $56 million on December 31, 2022. Because the Company may experience “ownership changes” within the meaning of the U.S. Internal Revenue Code (“IRC”) in connection with any future equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the IRC. If not utilized, $51 million of this loss carryforward will expire between 2023 and 2037. Given changes to the IRC, net operating loss carryforwards generated after January 1, 2018 do not expire, therefore, $5 million in net operating losses generated since January 1, 2018 do not expire. We have Illinois net loss deduction carryforwards for tax purposes of approximately $21 million on December 31, 2022. Due to the provisions of Illinois Public Act 102-0669 signed November 16, 2021, Illinois net loss deductions expire between 2029 and 2039.

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

Item 4. Controls and Procedures

Disclosure controls

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. It should be noted that in designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management necessarily was required to apply its judgment regarding the design of our disclosure controls and procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance.

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

Management believes that the allegations of BASF’s New Jersey Complaint are without merit and are unsupported by the terms of the Agreement and governing law. On September 8, 2022, Nanophase filed a Motion to Dismiss (“MTD”) the New Jersey Complaint with the SCNJ, arguing that BASF’s claims in its New Jersey Complaint are not supported by the terms of the Agreement. Following completion of briefing and a hearing on the MTD, the SCNJ denied Nanophase’s MTD on February 10, 2023, finding that under the “liberality” standards of New Jersey procedure, the allegations of BASF’s complaint were “sufficient to survive” the MTD. The SCNJ specifically noted that it did not consider whether BASF could prove its claims. Thereafter, on February 28, 2023, Nanophase answered BASF’s New Jersey Complaint, denying all wrongdoing and, as mandated by New Jersey procedural requirements, filed certain counterclaims including a request for a declaration that contrary to BASF’s views, the exclusivity provision of the Agreement does not apply to all products containing zinc oxide as an ingredient for uses designated under the Agreement nor does the exclusivity provision prohibit Nanophase’s sales of Solésence products containing zinc oxide as an ingredient. On September 7, 2022, Nanophase filed a Complaint for Declaratory Judgment against BASF in the Circuit Court of Cook County, Illinois (the “Illinois Complaint”). The Illinois Complaint asked the court for a declaration similar to that subsequently sought in Nansphase’s counterclaim in the New Jersey litigation. On November 3, 2022, BASF moved to dismiss Nanophase’s Illinois Complaint, arguing that it duplicates the New Jersey litigation. Following briefing and a hearing, the Illinois court granted BASF’s motion on procedural grounds on March 16, 2023. Discovery in the New Jersey litigation is ongoing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101	The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Shareholders Equity, (4) the Statements of Cash Flows, and (5) the Notes to Unaudited Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: August 10, 2023	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer
(principal executive officer, and principal financial officer)