Form 10-Q
period 2023-09-30
NANOPHASE TECHNOLOGIES Corp
filed 2023-11-14
CIK 883107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2023
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

As of November 14, 2023, there were 49,627,254 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited Consolidated Condensed)

	(in thousands except share and per share data)
ASSETS	September 30, 2023	December 31, 2022
Current assets:
Cash	$1,188	$2,186
Trade accounts receivable, less allowance for doubtful accounts of $270 for September 30, 2023, and $139 for December 31, 2022	3,199	4,734
Inventories, net	10,123	8,839
Prepaid expenses and other current assets	1,040	866
Total current assets	15,550	16,625

Equipment and leasehold improvements, net	8,607	7,949
Operating leases, right of use	8,187	8,978
Other assets, net	3	6
Total assets	$32,347	$33,558
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit, related party	$6,338	$7,282
Accounts payable	6,270	6,363
Current portion of operating lease obligations	1,303	—
Current portion of deferred revenue	2,619	2,167
Accrued expenses	1,130	1,023
Total current liabilities	17,660	16,835

Long-term portion of operating lease obligations	9,475	9,823
Long-term debt, related party	1,000	1,000
Long-term portion of deferred revenue	45	21
Asset retirement obligations	236	230
Total long-term liabilities	10,756	11,074

Shareholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 49,627,254 and 49,320,680 shares issued and outstanding on September 30, 2023 and December 31, 2022, respectively	496	493
Additional paid-in capital	105,970	105,226
Accumulated deficit	(102,535)	(100,070)
Total shareholders’ equity	3,931	5,649
Total liabilities and shareholders’ equity	$32,347	$33,558

See Notes to Consolidated Condensed Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited Consolidated Condensed)

(in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenue:
Product revenue	$7,746	$9,673	$28,925	$28,515
Other revenue	212	5	361	541
Total revenue	7,958	9,678	29,286	29,056

Operating expense:
Cost of revenue	6,428	7,185	21,932	21,659
Gross profit	1,530	2,493	7,354	7,397

Research and development expense	1,057	848	3,052	2,310
Selling, general and administrative expense	1,695	2,279	5,951	5,493
Loss from operations	(1,222)	(634)	(1,649)	(406)
Interest expense	214	116	613	232
Loss before provision for income taxes	(1,436)	(750)	(2,262)	(638)
Provision for income taxes	—	—	—	—
Net loss	$(1,436)	$(750)	$(2,262)	$(638)

Net loss per basic share	$(0.03)	$(0.02)	$(0.05)	$(0.01)

Weighted average number of basic common shares outstanding	49,598,581	49,174,673	49,532,395	49,068,709

Net loss per diluted share	$(0.03)	$(0.02)	$(0.05)	$(0.01)

Weighted average number of diluted common shares outstanding	49,598,581	49,174,673	49,532,395	49,068,709

See Notes to Consolidated Condensed Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited Consolidated Condensed)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance on December 31, 2021	—	$—	48,893,573	$489	$104,423	$(97,447)	$7,465
Issuance of shares and stock option exercises	—	—	133,168	1	72	—	73
Stock-based compensation	—	—	—	—	148	—	148
Net income for the three months ended March 31, 2022	—	—	—	—	—	62	62
Balance on March 31, 2022	—	$—	49,026,741	$490	$104,643	$(97,385)	$7,748

Issuance of shares and stock option exercises	—	—	110,289	1	33	—	34
Stock-based compensation	—	—	—	—	155	—	155
Net income for the three months ended June 30, 2022	—	—	—	—	—	50	50
Balance on June 30, 2022	—	$—	49,137,030	$491	$104,831	$(97,335)	$7,987

Issuance of shares and stock option exercises	—	—	79,150	1	31	—	32
Stock-based compensation	—	—	—	—	150	—	150
Net loss for the three months ended June 30, 2022	—	—	—	—	—	(750)	(750)
Balance on September 30, 2022	—	$—	49,216,180	$492	$105,012	$(98,085)	$7,419

Balance on December 31, 2022	—	$—	49,320,680	$493	$105,226	$(100,070)	$5,649
Issuance of shares and stock option exercises	—	—	199,891	2	99	—	101
Stock-based compensation	—	—	—	—	209	—	209
Cumulative effect of accounting changes related to expected credit losses	—	—	—	—	—	(203)	(203)
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(1,159)	(1,159)
Balance on March 31, 2023	—	$—	49,520,571	$495	$105,534	$(101,432)	$4,597

Issuance of shares and stock option exercises	—	—	68,633	1	33	—	34
Stock-based compensation	—	—	—	—	195	—	195
Net income for the three months ended June 30, 2023	—	—	—	—	—	333	333
Balance on June 30, 2023	—	$—	49,589,204	$496	$105,762	$(101,099)	$5,159

Issuance of shares and stock option exercises	—	—	38,050	—	19	—	19
Stock-based compensation	—	—	—	—	189	—	189
Net loss for the three months ended September 30, 2023	—	—	—	—	—	(1,436)	(1,436)
Balance on September 30, 2023	—	$—	49,627,254	$496	$105,970	$(102,535)	$3,931

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited Consolidated Condensed)

	Nine months ended September 30,
	2023	2022
	(in thousands)
Operating activities:
Net loss	$(2,262)	$(638)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	524	413
Share-based compensation	593	453
Changes in assets and liabilities related to operations:
Trade accounts receivable	1,333	(1,431)
Inventories	(1,284)	(3,501)
Prepaid expenses and other assets	(174)	(69)
Accounts payable	(422)	1,398
Accrued expenses	113	401
Deferred revenue	476	(75)
Change in right-of-use asset and lease liability, net	1,747	652
Net cash provided by (used in) operating activities	644	(2,397)

Investing activities:
Acquisition of equipment and leasehold improvements	(852)	(1,798)
Net cash used in investing activities	(852)	(1,798)

Financing activities:
Principal payments on finance leases	—	(100)
Proceeds from line of credit, related party	23,304	25,075
Payments to line of credit, related party	(24,248)	(21,068)
Proceeds from term loan, related party	1,338	—
Payments to term loan, related party	(1,338)	—
Proceeds from exercise of stock options	154	141
Net cash (used in) provided by financing activities	(790)	4,048
Decrease in cash and cash equivalents	(998)	(147)
Cash and cash equivalents at beginning of period	2,186	657
Cash and cash equivalents at end of period	$1,188	$510

Supplemental cash flow information:
Interest paid	$553	$232

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$329	$432
Early termination of operating lease	—	73
Right-of-use assets obtained in exchange for lease liabilities	$36	$—

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited Consolidated Condensed)
(in thousands, except share and per share data or as otherwise noted herein)

(1) Basis of Presentation

The accompanying unaudited consolidated condensed interim financial statements of Nanophase Technologies Corporation (“Nanophase”, “Company”, “we”, “our”, or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of our financial position and operating results for the interim periods presented. All statements include the results from both Nanophase and our wholly-owned subsidiary, Solésence, LLC (“Solésence,” or our “Solésence® subsidiary”). Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

 Contract balances at September 30, 2023, December 31, 2022, and December 31, 2021 are as follows:

	Accounts Receivable	Contract Assets	Contract Liabilities
Balance, December 31, 2021	$3,937	$179	$1,444
Balance, December 31, 2022	4,734	—	2,188
Balance, September 30, 2023	3,199	—	2,664

Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was $414 and $295, for the three months ended September 30, 2023 and 2022, respectively, and $2,438 and $507 for the nine months ended September 30, 2023 and 2022, respectively.

Other revenue may include revenue from technology license fees and paid development projects. Technology license fees and paid development projects are recognized over time when the obligations under the agreed upon contractual arrangements are performed on our part.  Other revenue recognized over time was $212 and $5, for the three months ended September 30, 2023 and 2022, respectively, and $361 and $191 for the nine months ended September 30, 2023 and 2022, respectively. Other revenue recognized at a point in time was $350 for the nine months September 30, 2022.

(4) Earnings Per Share

Options to purchase approximately 853,000 and 728,000 shares of common stock that were outstanding as of September 30, 2023 were not included in the computation of diluted earnings per share for the three and nine-months ended September 30, 2023. The inclusion of these shares for the three and nine months ended September 30, 2023 would have resulted in an anti-dilutive effect and were thus omitted from disclosure. Options to purchase approximately 1,871,000 and 1,901,000 shares of common stock that were outstanding as of September 30, 2022 were not included in the computation of earnings per share for the three months and nine months ended September 30, 2022, respectively, as inclusion would have had an anti-dilutive impact due to losses.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Numerator: (in Thousands)
Net loss	$(1,436)	$(750)	$(2,262)	$(638)

Denominator:
Weighted average number of basic shares outstanding	49,598,581	49,174,673	49,532,395	49,068,709
Weighted average additional shares assuming conversion of in-the-money stock options to common shares and assumed repurchase of common shares by the Company	—	—	—	—
Weighted average number of diluted common shares outstanding	49,598,581	49,174,673	49,532,395	49,068,709

Basic earnings per common share:
Net loss per share – basic	$(0.03)	$(0.02)	$(0.05)	$(0.01)
Diluted earnings per common share:
Net loss per share – diluted	$(0.03)	$(0.02)	$(0.05)	$(0.01)

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

There were no financial instruments adjusted to fair value on September 30, 2023 and December 31, 2022.

(6) Notes and Lines of Credit

 Notes and lines of credit consist of the following:

		As of September 30, 2023		As of December 31, 2022
	Rate	Total Borrowing Capacity	Outstanding Borrowed Balance	Total Borrowing Capacity	Outstanding Borrowed Balance
Libertyville Bank & Trust (1)	9.50%	$30	$—	$—	$—
Libertyville Bank & Trust (2)	9.50%	500	—	—	—
Strandler, LLC(3)	9.25%	1,000	1,000	1,000	1,000
Beachcorp, LLC (4)	9.25%	3,229	2,338	4,392	4,282
Beachcorp, LLC (5)	9.25%	4,000	4,000	4,000	3,000
Beachcorp, LLC (6)	9.25%	—	—	—	—

1)	Since July 2014, we have maintained a bank-issued letter of credit for up to $30 in borrowings, with interest at the prime rate plus 1%, to support our obligations under our Romeoville, Illinois facility lease agreement. No borrowings have been incurred under this promissory note. It is our intention to renew this note annually. Because there were no amounts outstanding on the note at any time during 2023 or 2022, we have recorded no related liability on our balance sheet.

2)	The Company maintains a credit agreement with Libertyville to support our obligations under our newly leased manufacturing and warehouse space in Bolingbrook, Illinois. Interest on drawn balances will be at the prime rate plus 1%. This credit agreement has a maturity of December 22, 2023. We expect to renew this agreement annually, as the lease requires. This credit agreement is secured by all the unencumbered assets of the Company, and has superior collateral rights to those credit facilities with Beachcorp, LLC and Strandler, LLC.

3)	On January 28, 2022 the Company entered into an additional Business Loan Agreement (the “New Term Loan Agreement”) with Strandler, LLC, which effectively transferred or assigned the previously existing Term Loan to Strandler, LLC from Beachcorp, LLC. Interest on the New Term Loan is at the prime rate plus 0.75%, and it matures on March 31, 2024. Strandler, LLC is also an affiliate of Bradford T. Whitmore.

4)	On January 28, 2022 the Company entered into an Amended and Restated Business Loan Agreement (the “A&R Loan Agreement”), which amends and restates the Master Agreement between the Company and Beachcorp, LLC, and a new promissory note in order to evidence the A/R Revolver facility, including an amendment to expand the limit on the A/R Revolver Facility from $6,000 to $8,000, reduce the interest rate to the prime rate plus 0.75%, and extend the maturity of the A/R Revolver Facility to March 31, 2024.

5)	On January 28, 2022 the Company entered into the A&R Loan Agreement and a new revolving loan agreement (“Inventory Facility”) with Beachcorp, LLC, and a new promissory note in order to evidence the Inventory Facility. The maximum borrowing amount under the Inventory Facility is $4,000, with a borrowing base consisting of up to 50% of the value of qualified inventory of the Company. The interest rate for the Inventory Revolver is at the prime rate plus 0.75%, and it matures on March 31, 2024.

6)	On May 1, 2023 the Company entered into a non-revolving promissory note (“TI Promissory Note”) with Beachcorp, LLC. The maximum borrowing amount under the TI Promissory Note is $1,750. The interest rate for the TI Promissory Note is at the prime rate plus 0.75%, and it matures on September 30, 2023. This loan is for work being done at the Bolingbrook facility which is expected to be reimbursed from the landlord as part of the lease agreement. On July 21, 2023, the TI Promissory Note and accrued interest was repaid in full after reimbursement from the landlord for approved tenant improvements.

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

On November 13, 2023, as part of a comprehensive financing transaction, the Company entered into a non-revolving promissory note (Bridge Note) with Strandler, LLC. The maximum borrowing amount under the Bridge Note is $2,000. The interest rate for the Bridge Loan is at the prime rate plus 0.75%, and it matures on the earlier of May 13, 2024 or the closing of the Rights Offering. The Company is required to repay the Bridge Note upon completion of a planned Rights Offering, or at maturity, whichever comes first. As part of this financing transaction, the maturity dates of the New Term Loan Agreement, A/R Loan Agreement and Inventory Facility were extended to March 31, 2025. Additionally, the maximum borrowing amount under the Inventory Facility was increased to $5,200, and the borrowing base was increased to up to 55% of the value of qualified inventory of the Company.

Related party interest summary:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Interest expense, related parties	$199	$111	$560	$218
Accrued interest expense, related parties	57	39	57	39

(7) Inventories

Inventories consist of the following:

	September 30, 2023	December 31, 2022

Raw materials	$7,013	$6,797
Finished goods	3,110	2,041
Total inventories, net	$10,123	$8,839

        The Company had reserves for excess and obsolete inventory of $670 and $500 as of September 30, 2023 and December 31, 2022, respectively.

(8) Significant Customers and Contingencies

The portion of total revenue from our significant customers are as follows for the periods ending September 30, 2023, and 2022:

		Three months ended September 30,		Nine months ended September 30,
Customer #	Product Category	2023	2022	2023	2022
1	Personal Care Ingredients	30%	30%	31%	30%
2	Solésence®	18%	18%	14%	17%
3	Solésence®	21%	19%	14%	16%
	Total	69%	67%	59%	63%

Accounts receivable balances for these three customers were approximately:

Customer #	Product Category	September 30, 2023	September 30, 2022
1	Personal Care Ingredients	$320	$943
2	Solésence®	545	439
3	Solésence®	1,047	1,717
	Total	$1,912	$3,099

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

 (9) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $731 and $2,918 for the three and nine months ended September 30, 2023, respectively, compared to $495 and $955 for the three and nine months ended September 30, 2022, respectively. All of this revenue was product revenue.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States. We categorize our revenue stream into three main product categories, Personal Care Ingredients, Advanced Materials and Solésence. The revenues, by category, for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three months ended September 30,		Nine months ended September 30,
Product Category	2023	2022	2023	2022
Solésence	$5,016	$5,932	$17,839	$18,591
Personal Care Ingredients	2,364	2,903	8,944	8,589
Advanced Materials	578	843	2,503	1,876
Total Sales	$7,958	$9,678	$29,286	$29,056

(10)	Commitments and Contingencies

On August 9, 2022, BASF filed a complaint against Nanophase in New Jersey state court (the “New Jersey Complaint”), alleging that Nanophase had breached the 1999 Zinc Oxide Supply Agreement (the “Agreement”). BASF alleges several issues, the one having the biggest potential impact on Nanophase being a claim that our sales through Solésence violate the exclusivity provision of the Agreement. BASF seeks an unspecified amount of damages, a permanent injunction enjoining sales to any party (other than BASF) of a broad range of zinc oxide products that BASF contends are within the scope of the exclusivity provision, counsel fees and litigation expenses. On September 7, 2022, Nanophase filed a Complaint for Declaratory Judgement in Illinois state court (the “Illinois Complaint”), asking for a declaration that contrary to BASF’s allegation, the exclusivity provision of the Agreement does not apply to all products containing zinc oxide as an ingredient for uses designated under the Agreement, nor does the exclusivity provision prohibit Nanophase’s sales of Solésence products containing zinc oxide as an ingredient. Both companies filed Motions to Dismiss (MTD) the other’s respective complaint. Nanophase’s MTD BASF’s New Jersey Complaint was denied on procedural grounds on February 10, 2023, with the New Jersey court superficially noting that it did not consider whether BASF could prove its claims. On February 28, 2023, Nanophase filed its answer to BASF’s New Jersey Complaint, denying all wrongdoing and, as mandated by New Jersey procedural requirements, counterclaims including a request for a declaration similar to that Nanophase sought in its Illinois Complaint. On March 16, 2023, the Illinois court granted BASF’s MTD Nanophase’s Illinois Complaint, finding it duplicative of the New Jersey litigation. Discovery in that litigation is ongoing. Management believes at this time that the allegations of BASF’s complaint are without merit and are unsupported by the terms of the Agreement and governing law. Per ASC 450 for the period ending September 30, 2023, an estimated contingent loss was not recorded, and an estimated range of loss is not disclosed as the outcome is not probable at this time and nor is a range of loss estimable.

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

Results of Operations

Total revenue decreased to $7,958 for the three months ended September 30, 2023, compared to $9,678 for the same period in 2022. Total revenue increased to $29,286 for the nine months ended September 30, 2023, compared to $29,056 for the same period in 2022. A substantial majority of our revenue was from our three largest customers for the three- and nine-month periods ended September 2023, and 2022, respectively. This reflects sales of APIs to our largest customer in skin care and sunscreen applications and, our two largest customers for our finished skin health products marketed through our Solésence subsidiary.  This is the revenue breakdown, as a percentage of total revenue, from the three customers referenced above:

		Three months ended September 30,		Nine months ended September 30,
Customer #	Product Category	2023	2022	2023	2022
1	Personal Care Ingredients	30%	30%	31%	30%
2	Solésence®	18%	18%	14%	17%
3	Solésence®	21%	19%	14%	16%
	Total	69%	67%	59%	63%

Product revenue, the primary component of our total revenue, decreased to $7,746 for the three months ended September 30, 2023, compared to $9,673 during the same period of 2022, and increased to $28,925 for the nine months ended September 30, 2023, compared to $28,515 during the same period of 2022. The three-month decrease in product revenue was due to lower sales in our Solésence®, Personal Care Ingredients and Advanced Materials product categories. The nine-month increase was due to sales to our Advanced Materials customers and to our largest Personal Care Ingredients customer.

Other revenue increased and decreased to $212 and $361 for the three- and nine-month periods ended September 30, 2023, respectively, compared to $5 and $541 for the same periods in 2022, respectively. Other revenue is typically comprised primarily of developmental or licensing fees.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements.  Cost of revenue decreased to $6,428 for the three months ended September 30, 2023, compared to $7,185 for the same period in 2022, and increased to $21,932 for the nine months ended September 30, 2023, compared to $21,659 for the same period in 2022.  The decrease for the three months in the cost of revenue was due to better labor utilization compared to the previous year and a lower sales volume. The increase for the nine months in cost of revenue was primarily driven by increased volume and price inflation on materials and manufacturing inefficiencies related to Solésence® product launches. While we typically pass-through costs to our customers, we sometimes cannot pass through 100% of pricing increases on raw materials, and even with pass throughs, our gross margin percentage is negatively impacted by higher material costs.

Our business has a certain cyclicality of demand, often based upon seasonal demands, industry launch cycles, or a confluence of both. Our lack of burst capacity has created strains, in terms of people and costs, when new product launches occur at the same time that we are experiencing demand from previously launched products. Since late 2020, the Company has found itself in a situation where our ability to produce and ship materials has frequently been exceeded by customer demand. It is a key area of focus to increase throughput first, followed quickly by increased cost efficiency once we can achieve greater scale. Our planning has had us adding to our current fixed manufacturing cost structure through 2023 to accommodate additional growth, and to build a better base for further growth beyond that level. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to cut costs and pass commodity market-driven raw materials increases on to customers, and the speed and efficiency with which we are able to scale up production for our Solésence products. We expect that, as product revenue volume increases, our fixed manufacturing costs will be more efficiently absorbed, which should lead to increased margins as we grow. Our most critical operational issue today, is reducing controllable variable product manufacturing costs.

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

Research and development expense increased to $1,057 for the three months ended September 30, 2023, compared to $848 for the same period in 2022. For the nine months ended September 30, 2023 research and development expense increased to $3,052 compared to $2,310 for the same period in 2022. Most of this increase was due to expanded staffing to aid in supporting new product development for current and future customers. Management expects research and development expense to remain flat or slightly decrease during the balance of 2023 while continuing to support continued revenue- and customer-expansion.

Selling, general and administrative expense decreased to $1,695 for the three months ended September 30, 2023, compared to $2,279 for the same period in 2022. For the nine months ended September 30, 2023, selling, general and administrative expense increased to $5,951, compared to $5,493 for the same period in 2022.  The increase is due in large part to increased legal costs in 2023 compared to 2022 and increased employee related costs when compared to 2022.

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

Liquidity and Capital Resources

Cash, cash proceeds and use of cash for the nine months ended September 30, 2023, 2022, and year ended December 31, 2022 were:

	Nine months ended September 30, 2023	Nine months ended September 30, 2022	Year ended December 31, 2022
Total cash	$1,188	$510	$2,186
Cash provided by (used in) operating activities	644	(2,397)	(1,650)
Net cash used in investing activities	(852)	(1,798)	(2,823)
Net cash (used in) provided by financing activities	(790)	4,048	6,002

The net cash used during the nine months ended September 30, 2023 was primarily due to net loss and increased accounts payables. Net cash used in investing activities was attributable to expenditures on capital equipment for all periods presented above

On November 13, 2023, the Company and Strandler, LLC entered into a non-revolving promissory note (Bridge Note). The maximum borrowing amount under the Bridge Note is $2,000. The interest rate for the Bridge Note is at the prime rate plus 0.75%, and it matures the earlier of May 13, 2024 or the closing of the Rights Offering. The Company is required to repay the Bridge Note upon completion of a planned Rights Offering, or at maturity, whichever comes first. As part of this financing transaction, the maturity dates of the New Term Loan Agreement, A/R Loan Agreement and Inventory Facility were extended to March 31, 2025. Additionally, the maximum borrowing amount under the Inventory Facility was increased to $5,200, and the borrowing base was increased to up to 55% of the value of qualified inventory of the Company.

 Our actual future capital requirements in 2023 and beyond will depend on many factors, including customer acceptance of our current and potential finished Solésence  products, APIs sold as ingredients in to the skin health markets, medical diagnostics ingredients, and other engineered materials, applications, and products, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell these products and ingredients. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, and conditions within the markets supplying labor and materials for capital equipment, we expect that capital spending relating to currently known capital needs for 2023 will be between $0.2 million and $0.5 million, to be funded by profit from operations, our existing loans and lines of credit, and possible new debt financing. If those projects are delayed or ultimately prove unsuccessful, or if we fail to be able to support the additional cost of funding them in the near term, we expect our capital expenditures may fall below the lower end of the range. Similarly, substantial success in business development projects may cause the actual 2023 capital investment to exceed the top of this range.

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

Management believes that the allegations of BASF’s New Jersey Complaint are without merit and are unsupported by the terms of the Agreement and governing law. On September 8, 2022, Nanophase filed a Motion to Dismiss (“MTD”) the New Jersey Complaint with the SCNJ, arguing that BASF’s claims in its New Jersey Complaint are not supported by the terms of the Agreement. Following completion of briefing and a hearing on the MTD, the SCNJ denied Nanophase’s MTD on February 10, 2023, finding that under the “liberality” standards of New Jersey procedure, the allegations of BASF’s complaint were “sufficient to survive” the MTD. The SCNJ specifically noted that it did not consider whether BASF could prove its claims. Thereafter, on February 28, 2023, Nanophase answered BASF’s New Jersey Complaint, denying all wrongdoing and, as mandated by New Jersey procedural requirements, filed two counterclaims: (1) a request for a declaration that contrary to BASF’s views, the exclusivity provision of the Agreement does not apply to all products containing zinc oxide as an ingredient for uses designated under the Agreement nor does the exclusivity provision prohibit Nanophase’s sales of Solésence products containing zinc oxide as an ingredient; and (2) a claim that BASF had breached its obligations under the Agreement to buy from Nanophase at least 70% of BASF’s zinc oxide requirements for use in the Field. On April 17, 2023, BASF moved to dismiss Nanophase’s counterclaims, arguing that the declaratory judgment claim duplicated BASF’s claim for Nanophase’s alleged breach of contract and Nanophase’s claim for BASF’s breach of its zinc oxide purchase requirements was procedurally insufficient. Following briefing and a hearing on October 6, 2023, the SCNJ: (1) denied BASF’s motion to dismiss Nanophase’s declaratory judgment counterclaim, finding that it did not duplicate BASF’s breach of contract claim and that BASF’s litigating its claim would not provide Nanophase with complete relief as to the exclusivity issues raised in the counterclaim; and (2) granted BASF’s motion to dismiss Nanophase’s claim for BASF’s breach of its zinc oxide purchase requirements on procedural grounds. On October 31, 2023, BASF filed its answer to Nanophase’s declaratory judgment counterclaim, denying the counterclaim. Discovery in the New Jersey litigation is ongoing.

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

Given our view of the New Jersey litigation and its status, we have decided that it is not appropriate to record a contingent liability relating to this action at this time.

Nanophase intends to continue negotiating with BASF in good faith to resolve these issues. In the event that an acceptable solution is not reached, and litigation proceeds, the ultimate resolution cannot now be determined with certainty.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
Exhibit 10.1	First Amendment to Amended and Restated Business Loan Agreement with Beachcorp, LLC

Exhibit 10.2	Replacement Promissory Note with Beachcorp,LLC
Exhibit 10.3	First Amendment to Business Loan Agreement with Beachcorp, LLC
Exhibit 10.4	First Amendment to Business Loan Agreement with Strandler, LLC
Exhibit 10.5	Promissory Note with Strandler, LLC

Exhibit 101	The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Shareholders Equity, (4) the Statements of Cash Flows, and (5) the Notes to Unaudited Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: November 14, 2023	By:	/s/	JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer
(principal executive officer, and principal financial officer)