Form 10-K
period 2023-12-31
NANOPHASE TECHNOLOGIES Corp
filed 2024-03-28
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based upon the last reported sale price of the registrant’s common stock on June 30, 2023 was $23,412,675 as of such date.

The number of shares outstanding of the registrant’s common stock, par value $.01, as of March 28, 2024 was 54,801,834.

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

Solésence Beauty Science Business

In 2020, Solésence beauty science finished products surpassed our personal care ingredients business in terms of total revenue, and since 2021, Solésence beauty science more than doubled our revenue from personal care ingredients. We believe that Solésence offers the greatest growth potential of any group of products in any market in the Company’s history. Our volumes are continuing to grow, limited mainly by our capacity. We expect our Solésence volume, based on 2024 shipments and customer orders in-hand, to exceed full year 2023 volume.

The extent to which we grow will be dependent upon our ability to effectively expand our capabilities during 2024. As a result, we plan to continue investments in facilities and equipment as well as in human resources, in 2024 and beyond. We are prioritizing facilities expansion, and capital investment in this business to allow for continued growth, and increased profitability.

During 2015 we were granted a patent on a new type of particle surface treatment (coating) — now called Active Stress Defense™ Technology — which has become the cornerstone of our new product development in our Solésence business, with first revenue recognized during 2017. We now offer a suite of three technologies under our Active Stress Defense™ platform, each of which offers a distinct market advantage in terms of performance, aesthetics, and/or “clean” positioning in UV and environmental protection, with flexible formulas that allow for adoption by a range of brands with different market positions. We continue to develop and expand our in-house formulating capability, through which we have created, and now sold, more than 250 SKUs of fully formulated finished cosmetics products in markets focused on skin health, with the majority in prestige beauty. Products developed and sold by our Solésence beauty science subsidiary are all produced under the requirements of current Good Manufacturing Standards (“cGMP”), as enforced by the U.S. Food and Drug Administration (“FDA”), which enables us to leverage the expertise we developed in the manufacture of personal care ingredients. Although our Solésence products are fully formulated for consumer use, we do not sell directly to consumers or distribute products to consumers under the Solésence® brand through intermediaries or resellers. Instead, we sell our Solésence® products to brand partners as market-ready products, as customized white label products, or as custom-developed products, in each case, for sale or distribution to consumers under our customers’ brand names. In 2022, Solésence (through Nanophase, as its parent company) was granted site clearance by Australia’s Therapeutic Goods Administration (“TGA”) for the full finished product manufacture of creams, lotions, sprays, sticks and all topical sunscreen forms. TGA site clearance is legally required for brands to market Solésence-made products as primary sunscreens in Australia. Our initial focus continues to be on establishing a footprint with both new and existing Solésence brand partners, to enable the sale of our patented skin health products as primary sunscreens. Also in 2022, Nanophase was granted a patent in Korea for the Kleair™ technology used exclusively in Solésence products. Shortly thereafter, Solésence Beauty Science received two industry accolades. In July at Cosmoprof North America, Solésence was awarded the Cosmopack Award for best Formulation for its product Multi-Cultural Magic SPF 50+ Featuring Kleair™ technology, acknowledging the Company’s technology, formulation and marketing know-how. In September, Solésence was awarded the Cosmetics & Toiletries Allē Award for Most Significant Active Ingredient in Sun/Light Protection for Kleair™ technology, a further acknowledgement of the company’s technology know-how, as well as a recognition for the Company in the areas of innovation and impact. In early 2023, Solésence was named number 2 on Fast Company’s Most Innovative Beauty Businesses list. This is a prestigious award that recognizes the impact we have on the industry we serve and the lives of the people who use our products. In July of 2023, Solésence was again awarded the Cosmopack Award for best Formulation, this time for its product Natural Glow Face Oil SPF 40+ featuring Kleair™ and Bloom™ technology, recognizing our continued innovative approach to formulation and product development. In 2023, Solésence also won the 2023 BeautyMatter NEXT Award for Best Contract Manufacturer and was a winner of the 22nd Chicago Innovation Awards. Most recently, Solésence’s market-ready product Soft Glow SPF 50+ won the 2024 Cosmetics & Toiletries Allē Awards Best in Finished Formula-Prestige Category, spotlighting the ingenuity and creativity of our formulas.

Personal Care Ingredients Business

Prior to 2020, our largest line of business had been the manufacture and sale of APIs in the skin health and sun care markets, which we deliver to customers through strategic partnerships. We continue to manufacture and supply hundreds of metric tons of surface engineered zinc oxide and titanium dioxide to our customers annually, and these are used by major global consumer products companies for sunscreens and skin health-focused personal care products. We produce these products using proprietary coating and dispersion technologies that comply with the requirements of cGMP and are classified as Active Pharmaceutical Ingredients, or APIs, by the FDA. We believe we have opportunities for growth in API sales in 2024.

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

Some of the raw materials that are critical to the production of our products and parts that are critical to the operation of our equipment are sourced from single suppliers, suppliers from China and Korea, and in some cases, a single supplier from China. However, we do not knowingly source any materials from the Xinjiang region of China. Since 2022 we continue to monitor delays in shipping exports from China and Korea. Despite the Russian invasion of Ukraine, we do not anticipate any directly related supply disruptions as we do not knowingly source any materials directly from either country. Additionally, we could be disrupted by conditions unrelated to our business operations or that are beyond our control, including but not limited to international trade restrictions and conditions related to epidemics. We typically maintain no less than one month’s supply of raw materials and parts that are sourced from sole suppliers and make efforts to identify additional suppliers who may be able to provide such raw materials or parts. The Company is actively taking steps to reduce the number of singularly sourced raw materials.

Markets and Distribution

Solésence Beauty Science Business

We partner with brands on a global basis to develop, manufacture and market products that enhance lives through healthy skin. These products are fully-formulated solutions built around proprietary Solésence technologies, which are designed to improve skin health for all human beings, and are aligned with consumer demand for “clean” and inclusive beauty products that enhance skin health. Solésence clients, or brand partners, are positioned in skin care, makeup/cosmetics, and sun care markets, with the majority of our partners operating in the prestige beauty segment with retail, direct-to-consumer, and/or omnichannel strategies. This represents a move downstream from our previous position — one of providing ingredients to manufacturers — to offering finished products that we believe offer a clear and distinct market advantage relative to both aesthetics and performance. With our first Solésence beauty science product revenue recognized during 2017, we had our first material amounts of Solésence product revenue in 2018, and saw significant expansion in these sales through 2023. Solésence brand partners have experienced strong growth as our products have seen broad acceptance from retailers, adoption by consumers, and recognition by third-party media outlets through awards and accolades. We expect our Solésence beauty science business to enhance both our degree of control of the business development cycle, and to further enable our ability to grow rapidly.

Personal Care Ingredients Business

In addition to serving strategic partners in diverse markets and geographic locations, we will continue to devote significant resources to maintaining and growing our relationship with BASF Corporation (“BASF”), the largest customer in our personal care ingredients line of business. This has been a successful relationship that we expect will contribute to our future growth. BASF, which describes itself as the world’s leading chemical company with annual revenue of approximately $79 billion, is a “globally leading supplier of sustainable high-performance ingredients for the personal care industry,” with recognized brands, significant revenue, and a broad sales network. BASF is primarily responsible for the business development cycle and maintains the direct customer relationships. We have a long-term exclusive relationship with BASF, primarily to provide nano-scale specific zinc oxide-based products made to specific specifications to be used as ingredients in personal care cosmetics, with sunscreens and daily wear products being the dominant applications.

On August 9, 2022 BASF filed a complaint in the Superior Court of New Jersey. The New Jersey Complaint claims that Nanophase breached the parties’ 1999 Zinc Oxide Supply Agreement. For additional information about the complaint see Item 3. Legal proceedings.

Advanced Materials Business

Our technologies for engineering and manufacturing life science materials and other nanomaterials, and our understanding of how to make nano-scale and other advanced materials exhibit desirable performance characteristics in various media, have resulted in commercial materials solutions that we believe offer superior performance in many applications. Medical diagnostics, which we view as being a life science application, was the largest market for our advanced materials business from 2020 through 2023, and we expect this to be true for the foreseeable future. This is a key area of focus in advanced materials in terms of new business development.  Our legacy markets for advanced materials include architectural coatings, surface treatment (polishing), plastics additives, textiles applications, and others. As advanced materials markets continue to develop and grow, we believe that customers’ preferred delivery formats will often be dispersed and/or coated nanomaterials for life science applications. We believe we are well-positioned with our platform of integrated commercial nanomaterial technologies to respond to this demand, although outside of life science areas, we are currently not actively developing new business in this area.

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

Our total research and development expense, which includes all expenses relating to our technology and advanced engineering groups, during the years ended December 31, 2023 and 2022, was $3.8 million and $3.0 million, respectively. This represents our share of these expenses only and does not take into account amounts spent by any of our customers in support of new product development. Our future success will depend in large part upon our ability to develop products which bring a high degree of value to our customers’ products. Through the two-year period ended December 31, 2023, we had cumulative research and development expenses of approximately $6.8 million and no related cumulative capital expenditures on equipment and leasehold improvements.

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

In our advanced materials business, we have created an integrated platform of commercial nanomaterial technologies that are patented, patent-pending or proprietary, and result in products that see end use in a variety of applications, including use in enhancing the performance of PCR testing for various viruses, including COVID-19. These technologies revolve around our two distinct manufacturing process (PVS – Plasma Vapor Synthesis and NAS – NanoArc® Synthesis) and are designed to deliver nano-, non-nano and advanced-materials solutions for a targeted market or a specific customer application. Our platform provides flexibility and capability to engineer nanomaterials that meet a customer’s performance requirements and delivers our nanomaterial solutions in a readily usable format. Our technologies are scalable and robust, having allowed us to produce up to several hundred metric tons in this segment annually.

Manufacturing Operations

We currently have manufacturing capacity based in three locations in the Chicago area. At two of these facilities, we are able to develop and supply engineered materials and bulk finished goods in quantities ranging from grams to metric tons. Our two existing facilities are registered under the ISO 9001, American National Standard, Quality Management System Requirements, and ISO 14001, American National Standard, Environmental Management System Requirements.  We are compliant with cGMP for products under U.S. Food and Drug Administration (“FDA”) regulation, applying to the manufacture of APIs and OTC Finished Dosage Form materials (primarily used in sun protection). Our third facility, our newest and also in the Chicago area, is now registered under the ISO 9001, American National Standard, Quality Management System Requirements, and ISO 14001, American National Standard, Environmental Management System Requirements.  It is also compliant with cGMP for products under FDA regulation, applying to the manufacture of APIs and OTC Finished Dosage Form materials (primarily used in sun protection). We have registered some of the chemicals we ship to customers in Europe pursuant to the European Chemical Agency’s regulations issued to date pertaining to Registration Evaluation and Authorization of Chemicals (“REACH”). Currently, we have registered Zinc Oxide, Aluminum Oxide, Iron Oxide and Octyltrimethoxysilane under REACH.

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

We are committed to environmental health and safety (“EH&S”). We believe we comply with all applicable exposure limit standards issued by the United States Department of Labor’s Occupational Health and Safety Administration (“OSHA”). Because nanotechnology remains an emerging and evolving science, there are no currently required, measurements or personal protective equipment available that are specific to nanoparticle safety. Accordingly, we rely on general chemical safety and process safety requirements to identify safe personal protective equipment and appropriate handling protocols. We believe that we have taken a leadership position on EH&S in our operations and have internal and external review and monitoring of our practices.

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

Employees

On December 31, 2023, we had a total of 79 full-time employees, 12 of whom hold advanced degrees. Additionally, we have a number of temporary, and temporary-to-permanent employees, typically 65 to 85 on a demand-driven basis, and a number of contractors with specific industry experience that have become a part of our talent pool. We have no collective bargaining agreements and believe that we have a strong relationship with our employees, whom management believes represent the strength of our Company.

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

Key Customers

A limited number of key customers account for a substantial portion of our commercial revenue, and aside from our largest customer, and our medical diagnostics customer, we are seeing the composition of these key customers change with the growth we are experiencing within our Solésence beauty science subsidiary, which has grown to exceed Personal Care Ingredients and Advanced Materials combined.  For 2023, total Solésence revenue amounted to $25.2M or 68% of total revenue compared to $23.1M, or 62% for 2022.  In particular, revenue from four customers across all business areas, our largest customer in personal care applications (BASF) and three of our Solésence customers, constituted approximately 25%, 17%, 15%, and 7%, respectively, of our 2023 total revenue.

As our Solésence products continue to represent more of our total revenues, we expect to see a number of smaller (sub-10% of revenue) customers represent a more significant portion of our total revenue. We have experienced this in 2023 and 2022 and expect it to continue in 2024 and beyond. Many of our customers are significantly larger than we are and, therefore, may be able to exert a high degree of influence over us. While our agreements with BASF are long-term agreements, they may be terminated by BASF under certain circumstances with reasonable notice and do not provide any guarantees that BASF will buy our products. The loss of one of our largest customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition. To reduce the impact of having a high concentration of sales to a limited number of customers, we have pursued new customers through our market focused business model, and particularly through our Solésence beauty science subsidiary. To the extent we are successful in both adding a large number of customers through this model, and maintaining or expanding our existing partners, we believe we will be able to best manage the risks associated with customer concentration.

Forward-Looking Statements

We want to provide investors with more meaningful and useful information. As a result, this Annual Report on Form 10-K (the “Form 10-K”) contains certain “forward-looking statements”, as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements reflect our current expectations of the future results of our operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2024 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: our ability to be consistently profitable despite the losses we have incurred since our incorporation; a decision by a customer to cancel a purchase order or supply agreement in light of our dependence on a limited number of key customers; the terms of our supply agreements with BASF which could trigger a requirement to transfer technology and/or sell equipment to that customer; our potential inability to obtain working capital when needed on acceptable terms or at all; our ability to obtain materials at costs we can pass through to our customers, including high purity zinc, and other items impacted by supply chain pressures; uncertain demand for, and acceptance of, our Solésence products, and our advanced materials; our manufacturing capacity and product mix flexibility in light of customer demand; our limited marketing experience, including with our suite of Solésence products; changes in development and distribution relationships; the impact of competitive products and technologies; our dependence on patents and protection of proprietary information; our ability to maintain an appropriate electronic trading venue for our securities; the impact of any potential new governmental regulations, especially any new governmental regulations focusing on the processing, handling, storage or sale of nanomaterials, that could be difficult to respond to or costly to comply with; business interruptions due to unexpected events or public health crises, including viral pandemics such as COVID-19; and the resolution of litigation or other legal proceedings in which we may become involved. In addition, our forward-looking statements could be affected by general industry and market conditions and growth rates. Readers of this Form 10-K should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

Item 1C. Cybersecurity

Risk Assessment and Strategy

The Company regularly evaluates cybersecurity risk from computer viruses and more sophisticated and targeted cyber-related attacks such as ransomware, as well as cybersecurity failures resulting from human error and technological errors.

Our overall strategy in combatting known cybersecurity risks includes a variety of individual tactics, including:

•	The use of antivirus software, virtual private networks, email security, as well as other software to prevent and detect data intrusions.
•	The deployment of updates and patches as they are available and maintaining the current versions of major software to reduce the exposure to vulnerabilities.
•	If necessary, the use of third-party security experts if and when an incident is detected.

We are not aware of having experienced any material cybersecurity incidents. We are not aware of any existent cybersecurity threats that would materially affect, or are reasonably likely to materially affect, our business strategy, results of operations or financial conditions.

Management Oversight

Day-to-day management of cybersecurity threats is conducted by our information technology consultant which is charged with identifying and reporting threats to senior management.

Board Oversight

The Board of Directors is responsible for oversight of management’s efforts to eliminate cybersecurity risks.

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

The Bolingbrook facility houses our warehousing operations, sunscreen lotions manufacturing, filling and assembly of our Solésence® products and additional quality control spaces.  The Bolingbrook facility is registered with the FDA for OTC drug manufacturing and packaging, site is registered under ISO 9001, ISO 22716 and ISO 14001.

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

With the addition of our new Bolingbrook space, we believe that our leased facilities will provide sufficient capacity to fulfill current known customer demand as well as allow for the creation of substantial additional space to enable expansion of key production processes. We believe we will be able to expand certain operations, and consolidate others, to support additional growth in an economically efficient manner. We believe that our capital expenditures made in 2023, and projected for 2024, will support currently anticipated demand from existing and expected customers through 2024 and into 2025. Management continues to spend considerable time determining how best to optimize our facilities to maximize growth over the next few years. Our actual future capacity requirements will depend on many factors, including new and potential customer acceptance of our current and potential engineered materials, applications and products, both expected and currently unplanned growth from existing customers, continued progress in our research and development activities and product testing programs and the magnitude of these activities and programs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information; Holders; Dividends

Our common stock is traded under the symbol “NANX” on the OTCQB marketplace, operated by OTC Markets Group. The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock on the OTCQB marketplace:

	High	Low
Fiscal year ended December 31, 2023:
First Quarter	$1.79	$1.08
Second Quarter	1.45	0.50
Third Quarter	1.40	0.88
Fourth Quarter	1.00	0.55
Fiscal year ended December 31, 2022:
First Quarter	$4.42	$2.04
Second Quarter	3.45	2.51
Third Quarter	3.25	2.32
Fourth Quarter	2.50	1.12

On March 27, 2024, the last reported sale price of our common stock was $0.72 per share, and there were 121 holders of record of our common stock.

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

Other critical estimates include the allowance for doubtful accounts applied against our receivables balance as well as an inventory reserve. In the determination of a reserve to apply toward receivables, management considered provisions in FASB ASC 326 & ASC 450-20-25 regarding the recognition of loss contingencies and applied a reserve balance against gross receivables to arrive at the net reported balance. Under the guidance referenced above, management judgmentally applied an estimate of the portion of gross receivables for which loss is both probable and can be reasonably estimated and accrued a loss contingency by a charge to income. A bad debt reserve of $225,000 and $139,000 was applied to gross receivables for 2023 and 2022, respectively. Particularly with respect to customers of our Solésence beauty science subsidiary, it can be difficult to estimate collectability. We frequently require significant deposits from customers before ordering materials and scheduling production. This serves as a good indicator of the customer’s wherewithal to pay for the balance of the product when shipped. In cases where it is difficult to establish creditworthiness, we require payment of the full amount before we ship. Notwithstanding these credit security measures, we frequently find that pay cycles get extended for reasons that can be outside of our control. The nature of the business is that there are many product launches, often by smaller or start-up companies, that may not result in initial commercial success. This has resulted in extensions of payment terms, but collectability has ultimately occurred in most cases. As our Solésence beauty science subsidiary grows, we will monitor this closely and adjust estimates as necessary.

Management also monitors the value of inventory for the effects of aging, obsolescence, and seasonality. Consistent with the provisions in FASB ASC 330-10-35, we adjust inventory valuation upon management’s determination that the net realizable value of our inventory, which applies the average cost method, is lower than its historic cost. In the application of this policy in 2023, management deemed a portion of inventory will likely experience such an impairment and elected to apply a $677,000 inventory reserve in anticipation. Some of the materials in question are nearing expiration and therefore more difficult to sell, some represent soon-to-be obsolete products, and some are raw materials that we no longer use regularly.

Certain assumptions are necessary to assess the impact of risks and uncertainties on the financial information, such as cash flow projections, availability of capital if needed to support the ongoing operations of the business, and our expected compliance with contractual commitments. Any changes in those plans or assumptions could have a material impact on our liquidity and financial condition. While we have seen costs continue to increase on an inflationary basis as we enter 2024, it is our belief that we will be able to offset much of this cost as we gain greater production efficiencies and seek to increase our pricing where possible.

Results of Operations

Years Ended December 31, 2023 and 2022

Total revenue decreased to $37,297,000 in 2023, compared to $37,317,000 in 2022. A substantial majority of our revenue for each year is from our largest customers, in particular, sales to our largest customer in skin care and sunscreen applications, finished skin health products marketed through our Solésence beauty science subsidiary. Product revenue, the primary component of our total revenue, decreased to $36,641,000 in 2023, compared to $36,731,000 in 2022. This slight decrease was due to a decrease in revenue from our personal care business and a medical diagnostics materials customer (within our advanced materials business).

Current Significant Customers

	2023	2022
Largest Personal Care Customer	25%	30%
Solésence Customer - 1	17%	17%
Solésence Customer - 2	15%	15%
Significant Customer Total	57%	62%

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $29,472,000 in 2023, compared to $28,957,000 in 2022. The increase in cost of revenue was primarily driven by the higher management costs related to the production processes. Lower-than-expected volume in the fourth quarter of 2023, write-downs of obsolete inventory, reduction in contract revenue (which generally has little direct cost associated with it), and changes in product mix, added to relative increases in cost of revenue. All of these factors contributed to a reduction of overall gross margin percentage by 1% when compared to 2022. We expect to continue new materials development and dispersion technologies for personal care applications and for our formulated Solésence products during 2024 and beyond, as part of our business model. At current revenue levels we have generated a positive gross margin, though margins can be impeded by the cyclicality of our demand, often leading to the Company not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support higher levels of revenue volume. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to cut costs and pass commodity market-driven raw materials increases on to customers, and the speed and efficiency with which we are able to scale up production for our Solésence products. We expect that, as product revenue volume increases, our fixed manufacturing costs will be more efficiently absorbed, which should lead to increased margins as we grow. We expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets and cost and wage inflation but may or may not realize gross margin percentage growth through 2024 and beyond, dependent upon the factors discussed above.

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

Research and development expense increased to $3,837,000 in 2023, compared to $3,037,000 in 2022. The primary reasons for this were increases in compensation expense and headcount, outside testing, and materials charges associated with the development and launch of our Solésence line of personal care products and related capabilities. We expect expenses for research and development to continue to increase depending on growth in our Solésence line of products, and related technologies. This expense growth will be dependent upon the success we have in developing new products, which adds significantly to outside testing fees to both enhance product development and comply with regulatory requirements.

Selling, general and administrative expense decreased to $7,534,000 in 2023, compared to $7,581,000 in 2022. The net decrease was largely attributed to a decrease in professional services. We expect 2024 expenses in this area to be slightly lower, even if growth continues as planned due to expected decreased legal costs.  We will be expanding parts of our administrative functions, including related staffing additions.  The extent to which this increase occurs will be dependent upon growth.

Interest expense increased to $838,000 in 2023, compared to $382,000 in 2022, due to higher interest rates in 2023 and increased usage of the debt facilities. The interest expense for 2023 and 2022 related to interest paid relating to our revolving lines of credit for working capital funding, and finance leases and term loans supporting some of our equipment.

In Company-wide operations, we believe inflation has not had a material effect on our operations or financial position for 2023, although we have seen increases in our costs. We expect supplier price increases and wage and benefit inflation, both of which represent a significant component of our costs of operations, may have a material effect on our operations and financial position in 2024 and beyond. We will apply our best efforts to pass through cost increases to our customers. If we are unable to pass through any increases due to contractual limitations or conditions in our markets specifically, this could reduce margins and net income.

Liquidity and Capital Resources

Cash, cash proceeds and use of cash for 2023 and 2022 were:

	For the year ended December 31,
	2023	2022
Total cash	$1,722,000	$2,186,000
Cash used in operating activities	(2,006,000)	(1,650,000)
Net cash used in investing activities	(1,051,000)	(2,823,000)
Net cash provided by financing activities	2,593,000	6,002,000

The $354,000 year-over-year increase in cash used in operating activities for the year ended December 31, 2023 was mainly due to the Company incurring $4,390,000 in net loss in 2023 compared to $2,623,000 in net income in 2022. Cash capital expenditures amounted to approximately $1,051,000 and $2,823,000 for the years ended December 31, 2023 and 2022, respectively. We did not dispose of or sell any assets during 2023 or 2022.

The Company maintains a credit agreement with Libertyville to support our obligations under our newly leased manufacturing and warehouse space in Bolingbrook, Illinois. As of December 31, 2023 there was no outstanding borrowings on this line of credit. This credit agreement has a maturity of December 22, 2024.

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

The Loan Agreements changed the terms of both the Company’s asset-based revolving loan facility (the “A/R Revolver Facility”) and the secured advance (the “Term Loan”, which was assigned from Beachcorp, LLC to Strandler, LLC) under the Master Agreement and provide a new asset-based revolving loan facility based on inventory (the “Inventory Facility”). The maximum borrowing amount under the A/R Revolver Facility increases from $6,000,000 to $8,000,000, with a borrowing base consisting of qualified accounts receivable of the Company. The maximum borrowing amount under the Inventory Facility is $4,000,000, with a borrowing base consisting of up to 50% of the value of qualified inventory of the Company. The Loan Agreements also extended the date for which all principal and accrued interest under the A&R Revolver Facility and the Term Loan are due from March 31, 2023 and March 31, 2022, respectively, to March 31, 2024, which was also the maturity date for the Inventory Facility. The Loan Agreements reduce interest on outstanding borrowings under the A/R Revolver Facility and the Term Loan from the prime rate plus 2% and 5.25% per year, to a floating rate equal to the prime rate plus 0.75%, which is also the interest rate for borrowings under the Inventory Facility. The amount of the Term Loan remains $1,000,000. The A/R Revolver Facility, the Inventory Facility and the Term Loan are all secured by all the unencumbered assets of the Company and subordinated to the Company’s revolving line of credit with Libertyville Bank & Trust.

On November 13, 2023 to support working capital demands the Company entered into (i) a new Promissory Note (“Bridge Note”) with Strandler, LLC,. The maximum borrowing amount under the Bridge Note is $2,000,000. The interest rate for the Bridge Note is at the prime rate plus 0.75%, and it matures on May 13, 2024, and (ii) amendments to the Loan Agreements increasing increasing the principal amount of the Inventory Facility to $5,200,000 and extending the maturity date under the Loan Agreement to March 31, 2025.

On December 31, 2023, the balance on the Term Loan was $1,000,000, the balance on the A/R Revolver Facility was $2,810,000, the balance on the Inventory Facility was $5,000,000, and the balance on the Bridge Note was $2,000,000. On December 31, 2022, the balance on the Term Loan was $1,000,000, the balance on the A/R Revolver Facility was $4,282,000, and the balance on the Inventory Facility was $3,000,000.

On March 1, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), between the Company and Strandler, LLC (“Strandler”).

Pursuant to the Purchase Agreement, the Company issued to Strandler 15,000 shares of the Company’s Series X Preferred Stock (the “Series X Preferred Stock”) at a purchase price per share of $400, for total consideration of $6,000,000, in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. The terms of the Preferred Stock are set forth in the Company’s Certificate of Designations to its Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 4, 2024 (the “Certificate of Designations”).

Under the Purchase Agreement, the Company granted Strandler customary registration rights with respect to shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), it may receive in connection with any conversion of Series X Preferred Stock into Common Stock, as described below. For so long as any amount of Preferred Stock is outstanding, the Purchase Agreement also (i) prevents the Company from paying any dividend on any shares of the Company’s capital stock (other than dividends consisting solely of Common Stock or rights to purchase Common Stock), (ii) prevents the Company from repurchasing any Common Stock, and (iii) subject to certain permitted exceptions, restricts the Company’s ability to permit any lien or other encumbrance on Company assets.

At any time and from time to time, in whole or in part, following the Company properly filing an amendment (the “Certificate Amendment”) to its Certificate of Incorporation to increase the number of authorized shares of its Common Stock from 60,000,000 to 95,000,000, each share of Series X Preferred Stock is convertible, at the option of the holder, into 1,000 shares of Common Stock at no additional cost. If the Company has not properly filed, upon shareholder approval, the Certificate Amendment on or before August 1, 2024, then each share of Series X Preferred Stock will be redeemable at the holder’s option, in whole or in part, without penalty or premium, at a redemption price equal to $420 per share (each, a “Redemption”). If the Company fails to fully pay any Redemption within five days of receiving notice, all unpaid amounts will bear interest at a rate of 10% per annum. In addition, in the event of a Change in Control (as defined in the Certificate of Designations) of the Company, each share of the Series X Preferred Stock is redeemable at the option of the holder, without penalty or premium, at a redemption price equal to $420 per share. Upon any conversion of Preferred Stock into Common Stock by Strandler, Strandler is required to hold the Common Stock received in the conversion for a period of 12 months.

Holders of Series X Preferred Stock (i) are not entitled to receive dividends, subject to customary anti-dilution protections, (ii) have no voting rights, and (iii)receive a liquidation preference of $400 per share. The Series X Preferred Stock ranks senior in right of payment to all securities designated as junior securities, including Common Stock.

In connection with the Company’s entry into the Purchase Agreement, the Company also entered into (i) a Second Amendment to Business Loan Agreement (the “Term Loan Agreement Amendment”) with Strandler, LLC, (ii) a Second Amendment to Business Loan Agreement (the “A&R Loan Agreement Amendment”) with Beachcorp, LLC, which is also an affiliate of our controlling shareholder, Bradford T. Whitmore (“Beachcorp”), and (iii) a Second Amendment to Business Loan Agreement with Beachcorp (the “Revolving Loan Agreement Amendment” and together with the Term Loan Agreement Amendment and the A&R Term Loan Agreement Amendment, the “Loan Agreement Amendments”). The Loan Agreement Amendments extend the maturity date under each respective loan agreement from March 31, 2025 to October 1, 2025.

For more information regarding the New Business Loan Agreement, see Note 3 to our Financial Statements referred to in Part II, Item 8 of this Annual Report on Form 10-K.

Our actual future capital requirements in 2024 and beyond will depend on many factors, including customer acceptance of our current and potential finished Solésence  products, APIs sold as ingredients in to the skin health markets, medical diagnostics ingredients, and other engineered materials, applications, and products, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell these products and ingredients. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, we expect that capital spending relating to currently known capital needs for 2024 will be between $1 million and $5 million, to be funded by profit from operations, our existing loans and lines of credit, and possible new financing. If those projects are delayed or ultimately prove unsuccessful, or if we fail to be able to support the additional cost of funding them in the near term, we expect our capital expenditures may fall below the lower end of the range. Similarly, substantial success in business development projects may cause the actual 2024 capital investment to exceed the top of this range.

The Company currently has two areas within its strategic plan that will result in material cash requirements that could have an impact on operations. We have several operating leases (see note 6 to the financial statements) for our facilities that require us to increase our cash outlays for facilities expenses significantly beginning in 2022. The 260,000 square foot facility we leased in December 2021 exceeds our current needs for space considerably. We consequently have sublet a portion of the facility on shorter term leases. We are growing rapidly and continue to expect significant growth going forward. We will also consolidate some of our facilities to mitigate costs. Our view was that a lack of space would have hindered our ability to continue to grow, as well as making it difficult to satisfy existing customer demands on a timely basis if we couldn’t expand our production footprint. We have estimated our future growth through a combination of industry experience, customer feedback, market intelligence, and our successful history in commercializing new products. Sales of our Solésence products have roughly tripled between 2019 and 2021, increased by 27% in 2022, and increased by 9% in 2023 to reach $25 million annually. We expect this growth to continue, albeit at less than a multiple of each year’s sales going forward. Many of these estimates are qualitative in nature, but are informed by experience. If we were to not grow more than incrementally in 2024, we would need to re-evaluate our expansion strategy in light of the increases in our facilities costs that extend for as much as ten years into the future. Similarly, our capital spending plan for 2024 will amount to between $1 million and $5 million. We expect our capital spending to increase further in 2025 and 2026. At December 31, 2023, our commitments to equipment suppliers relate mainly to the $1 million of construction in progress, much of which reflects deposits on to-be-delivered equipment. We estimate the unpaid committed capital relating to capital spending to be less than $1 million as of December 31, 2023.

We have federal net operating loss carryforwards for tax purposes of approximately $50 million on December 31, 2023. We have section 179 carryforwards of approximately $0.2M at December 31, 2023. Because the Company may experience “ownership changes” within the meaning of the U.S. Internal Revenue Code (“IRC”) in connection with any future equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the IRC. If not utilized, $44 million of this loss carryforward will expire between 2024 and 2037. Given changes to the IRC, net operating loss carryforwards generated after January 1, 2018 do not expire, therefore, $5.6 million in net operating losses generated since January 1, 2018 do not expire. We have Illinois net loss deduction carryforwards for tax purposes of approximately $21.3 million on December 31, 2023. Due to the provisions of Illinois Public Act 102-0669 signed November 16, 2021, Illinois net loss deductions expire between 2029 and 2042.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment and those criteria, our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) (which roles are currently filled by the same person), believes that the Company maintained effective internal control over financial reporting as of December 31, 2023.

Changes in Internal Control over Financial Reporting. The Company’s management, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Set forth below is certain information regarding the directors of the Company.

Name	Age	Position with Company	Director Since	Term Expires	Class
R. Janet Whitmore	69	Chair of the Board of Directors	2003	2025	I

Laura M. Beres	39	Director	2020	2025	I

Mark E. Miller	60	Director	2023	2024	III

Jess A. Jankowski	58	President, Chief Executive Officer, Chief Financial Officer, and Director	2009	2024	III

Ms. Whitmore joined the board in November 2003. She is a former director of Silverleaf Resorts, Inc., where she served as Chair of the Compensation Committee and as a member of the Audit Committee. She is also a former director of Epoch Biosciences, a supplier of proprietary products used to accelerate genomic analysis. Ms. Whitmore is Founder of Benton Consulting, LLC, which specializes in business development and processes. From 1976 through 1999, Ms. Whitmore held numerous engineering and finance positions at Mobil Corporation, including Mobil’s Chief Financial Analyst and Controller of Mobil’s Global Petrochemicals Division. Ms. Whitmore holds a B.S. degree in Chemical Engineering from Purdue University and an M.B.A. from Lewis University. We believe that Ms. Whitmore’s combination of global financial, engineering, and management expertise makes her a valuable member of our Board of Directors. Ms. Whitmore is the sister of Bradford T. Whitmore, and herself beneficially owned approximately 3% of the outstanding shares of our common stock as of October 20, 2023. Mr. Whitmore, together with his affiliate Grace Investments, LP., beneficially owned approximately 63% of the outstanding shares of our common stock as of October 20, 2023. He is also the manager of Beachcorp, LLC and Strandler, LLC.  The Company has entered into loan agreements with both Beachcorp, LLC, and Strandler, LLC.

Ms. Beres has served as a director of the Company since October, 2020.  She has spent her career in corporate strategy and operations in retail and consumer industries, transforming programs and building new organizational and market-facing capabilities.  Ms. Beres currently serves as the VP Merchandising, Strategy & Growth at Ulta Beauty, having previously served as the VP, Enterprise Transformation.  Previously, she has worked at Deloitte Consulting, advising primarily on growth and transformation strategies in Consumer-Packaged Goods, with additional leadership roles in the CMO practice, developing and executing strategies on large global accounts. Ms. Beres started her career working in the financial services, focused on small and middle market companies, with responsibilities including commercial lending and credit evaluation, and credit transaction negotiation.  She earned her M.B.A. from The University of Chicago Booth School of Business and has a B.S. in Finance and B.A. in Oboe Performance from Butler University.  Ms. Beres has also served on Associate and Auxiliary Boards for non-profit organizations in Chicago, as well as the Board of Directors for Chicago Youth Symphony Orchestras.  We believe that Ms. Beres’ broad strategic experience in CPG, and specific experience with cosmetics, along with her strong financial background makes her a valuable member of our Board of Directors.

Mr. Miller has served as a director of the Company since July, 2023. He has spent most of his career in leadership and operations roles in chemical manufacturing companies in the personal care and pharmaceutical industries. Mr. Miller most recently was the President and Chief Operating Officer at Nagase Specialty Materials, where he led the Nagase Specialty Materials NA organization. Previously, he has worked at Business Performance Consultancy as a Principal and in Executive roles at Lonza and BASF. He earned his JD from the University of Illinois Chicago, M.B.A. from the University of Illinois Urbana-Champaign, and has a BBA in Business Administration from the University of Notre Dame. We believe that Mr. Miller’s broad strategic experience in personal care chemical manufacturing along with his strong executive leadership background makes him a valuable member of our Board of Directors.

Mr. Jankowski joined the Board in February 2009. He has served as the Company’s President and Chief Executive Officer since that time. Mr. Jankowski also served as the Company’s principal financial officer and principal accounting officer from November 2017 until March 2018, and again from April 2019 through the current time. After joining the Company in 1995, Mr. Jankowski held offices including Vice President of Finance, Chief Financial Officer, Secretary, Treasurer and Controller. Prior to joining the Company, he served as Controller for two building and public works contractors in the Chicago area, during which time he had significant business development responsibilities. He began his career working for Kemper Financial Services. Mr. Jankowski holds a B.S. from Northern Illinois University and an M.B.A. from Loyola University. He was appointed to serve on the board of directors of the Northern Illinois Technology Foundation, an economic development and technology transfer entity that is part of Northern Illinois University (2009-2018). Mr. Jankowski was also appointed to serve on the Due Diligence Team of the State’s Invest Illinois Venture Fund (2011-2015). He also served on the TechAmerica Midwest Board (2008-2012). Mr. Jankowski was also appointed to serve on the Romeoville Economic Development Commission (2004-2010). He has also served on the advisory board of NITECH (Formerly WESTEC), an Illinois Technology Enterprise Center focusing on the commercialization of advanced manufacturing technologies (2003-2008). Mr. Jankowski has served on the Advisory Board of the Nanobusiness Commercialization Association since 2009. We believe that Mr. Jankowski’s long-term and intimate experience with the Company’s operations and business development process, his financial and management expertise, and his extensive industry relationships, make him a valuable member of our Board of Directors.

Meetings of the Board and Committees During the year ended December 31, 2023, the Board of Directors (“BOD”) held twenty one meetings. All directors attended all meetings of the BOD and related committee meetings in 2023 with the exception of one committee meeting where Ms. Beres was absent.

Committees of the Board of Directors -- The Board of Directors has established an Audit and Finance Committee, Compensation Committee and Nominating and Corporate Governance Committee. Each operates in accordance with its charter (available on our website www.nanophase.com under the “Investor Relations” section). The current members of the Audit and Finance Committee are Ms. Whitmore (Chair), Ms. Beres, and Mr. Miller. The members of the Compensation Committee are Ms. Whitmore (Chair), Ms. Beres, and Mr. Miller. The members of the Nominating and Corporate Governance Committee are Ms. Whitmore (Chair), Ms. Beres, and Mr. Miller.

The Audit and Finance Committee generally has responsibility for retaining the Company’s independent public auditors, reviewing the plan and scope of the accountants’ annual audit, reviewing the Company’s internal control functions and financial management policies, reviewing and approving all related party transactions, and reporting to the Board of Directors regarding all of the foregoing. The Audit and Finance Committee held five meetings during 2023. The Board of Directors has determined that Ms. Whitmore is an “audit committee financial expert” as described in applicable SEC rules.   The Board of Directors has not determined affirmatively that Ms. Whitmore is independent under the Nasdaq Stock Market rules, but such rules are inapplicable to the Company because the Company is no longer listed on Nasdaq.

The Compensation Committee generally has responsibility for establishing executive officer and key employee compensation, reviewing, and establishing the Company’s executive compensation, evaluating our Outside Director compensation, and reporting to the Board of Directors regarding the foregoing. The Compensation Committee also has responsibility for administering the 2019 Equity Compensation Plan (the “2019 Equity Plan”), determining the number of options, if any, to be granted to the Company’s employees and consultants pursuant to the 2019 Equity Plan, and reporting to the Board of Directors regarding the foregoing. Regarding most compensation matters, including executive compensation, our management provides recommendations to the Compensation Committee; however, the Compensation Committee does not delegate any of its functions to others in setting compensation. The Compensation Committee does not currently utilize external consultants in executive or director compensation matters. The Compensation Committee held two meetings during 2023. Each member of the Compensation Committee is a “non-employee director” as defined in Rule 16b-3 under the Exchange Act and is an “Outside Director” as defined by the regulations under Section 162(m) of the Internal Revenue Code.

The Nominating and Corporate Governance Committee generally has responsibility for evaluating and nominating candidates to serve on the Board of Directors, and for establishing and reviewing our Corporate Governance Principles. The Nominating and Corporate Governance Committee held two meetings during 2023.

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

Name	Age	Position
Kevin Cureton	62	Chief Operating Officer

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

DELINQUENT SECTION 16(a) REPORTS

Section 16 of the Exchange Act requires the Company’s officers (as defined under Section 16), directors and persons who beneficially own greater than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of the forms we have received, we believe that during 2023 all Section 16 filing requirements applicable to our officers, directors and 10% beneficial owners were complied with by such persons, with the exception of one late Form 4 filing by Mr. Cureton.

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

 Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation for each of our named executive officers in U.S. dollars for the years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Jess Jankowski	2023	$341,409	$—	$5,521	$27,919	$374,849
Chief Executive Officer	2022	$336,240	$—	$68,898	$27,317	$418,725
Kevin Cureton	2023	$294,492	$—	$5,521	$22,704	$322,687
Chief Operating Officer	2022	$290,000	$—	$68,898	$23,414	$368,582

(1)	Any amounts earned during 2023 and 2022 would typically have been paid in early-to-mid 2024 and 2023, respectively. Bonus compensation is driven by Company performance against its goals as ultimately determined by the Compensation Committee of the Board of Directors (“Compensation Committee”). A set of Company-level objectives is created at the beginning of the year, focusing on total revenue, revenue growth, particular sources of revenue growth, business development achievements, cash flows and related targets, as well as a small discretionary component designed to capture items not specifically listed. Each measure has varying levels of achievement, which is reflected in the aggregate bonus measurement. The resulting bonus calculation is then applied to each individual’s bonus potential as a percentage of salary. Performance milestones were not achieved in 2023 or 2022 and related bonuses will not be paid.
(2)	The amounts in this column represent the aggregate grant date fair value of awards granted in 2023 and 2022 in accordance with FASB ASC Topic 718. See Note 10 of the notes to our financial statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining the FASB ASC Topic 718 values.
(3)	The amounts in this column represent 401(k) match (total for executive officers of $14,585 during 2023 and $14,839 during 2022), and the value of the Company portion of the health and life insurance including employer HSA contributions. Health insurance benefits are the same for all employees. Life insurance is provided to all employees in the amount of the employee’s annual base salary, capped at a maximum of $150,000.

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

OUTSTANDING EQUITY AWARDS AT YEAR-END

The following table sets forth information regarding each unexercised option held by each of our named executive officers as of December 31, 2023.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
Jess Jankowski
	67,450	-0-		$0.52	02/13/24
	81,000	-0-		$0.44	02/18/25
	69,000	-0-		$0.42	02/23/26
	81,000	-0-		$0.68	02/21/27
	90,000	-0-		$0.82	05/23/28
	16,500	-0-		$0.51	05/22/29
	90,000	-0-		$0.45	06/18/27
	60,000	30,000	(1)	$4.17	12/28/28
	24,000	48,000	(2)	$1.17	12/20/29
	-0-	12,600	(3)	$0.61	12/27/30	—	—

Kevin Cureton
	25,000	-0-		$0.52	02/13/24
	50,000	-0-		$0.44	02/18/25
	43,500	-0-		$0.42	02/23/26
	50,000	-0-		$0.68	02/21/27
	80,000	-0-		$0.82	05/23/28
	16,500	-0-		$0.51	05/22/29
	90,000	-0-		$0.45	06/18/27
	60,000	30,000	(1)	$4.17	12/28/28
	24,000	48,000	(2)	$1.17	12/20/29
	-0-	12,600	(3)	$0.61	12/27/30	—	—

(1)	These grants expiring December 28, 2028 vest in three equal installments on December 28, 2022, 2023, and 2024.
(2)	These grants expiring December 20, 2029 vest in three equal installments on December 20, 2023, 2024, and 2025.
(3)	These grants expiring December 27, 2030 vest in three equal installments on December 27, 2024, 2025, and 2026.

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

Payments. The following table quantifies the estimated payments that would be made in each covered circumstance to the following named executive officers:

Name	Termination By Company Without Cause (1)(4)	Change In Control (2)(4)	Involuntary Termination In Connection With or Following a Change In Control (3)(4)
Jess Jankowski	$341,000	$-0-	$682,000
Kevin Cureton	$147,000	$-0-	$147,000

(1)	This amount represents the severance benefits that would be received under the executive officer’s employment agreement as described had the executive officer been terminated by the Company without cause on December 31, 2023, including the value of any stock options that would have accelerated vesting in connection with such termination.

(2)	This amount represents an estimate of the value that would have been received under the 2019 Equity Compensation Plan had a change in control occurred as of December 31, 2023, and the executive officers benefited from an acceleration of vesting in the 2019 Equity Compensation Plan awards, as described above.

(3)

This amount represents an estimate of the payments and value (including acceleration of vesting of equity-based awards) that would have been received by the executive officers had the executive officers been terminated by the Company without cause on December 31, 2023 in connection with a change in control on this date.

(4)	In all three columns, for purposes of calculating the value of the acceleration of vesting of equity-based awards relating to a change in control on December 31, 2023, the closing price of our common stock as of December 31, 2023, was used. The amount represents the difference between the exercise price of any unvested options and $0.60.

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

In 2023, we paid quarterly compensation to the Chairman of the Board of Directors, for an annual total of $24,000. Our other two then Outside Directors, Ms. Beres and Dr. Siegel (who retired during 2023) were each paid quarterly compensation for an annual total of $18,000. Outside Director Mr. Miller was paid compensation totaling $8,120 during 2023. This compensation was made solely for services performed by each in their capacities as directors.

During the fourth quarter of 2023, we granted our Outside Directors stock options totaling 37,800 shares under the 2019 Equity Plan, as follows: the Chairman of the Board of Directors received stock options to purchase 12,600 shares of our common stock, while the other two of the then Outside Directors received stock options to purchase 12,600 shares of our common stock. Our current Outside Directors had the following shares of our common stock underlying stock options (both vested and unvested) outstanding as of December 31, 2022: Ms. Whitmore: 93,267 shares; Ms. Beres: 52,600 shares; and Mr. Miller: 22,600 shares.

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

All Outside Directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board and committee meetings.

	2023 Outside Director Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
R. Janet Whitmore	$24,000	$5,521	$29,521
Laura M. Beres	$18,000	$5,521	$23,521
Dr. Richard Siegel	$18,000	$-0-	$18,000
Mark E. Miller	$8,120	$15,719	$23,839

(1)	The amounts in this column represent the aggregate grant date fair value of awards granted in 2023 in accordance with FASB ASC Topic 718. See Note 10 of the notes to our financial statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining the FASB ASC Topic 718 values.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The following table gives information about our common stock that may be issued upon the exercise of options and rights under our 2019 Equity Compensation Plan (the “2019 Equity Plan”) and our 2010 Equity Compensation Plan (the “2010 Equity Plan”) on December 31, 2023. The 2019 Equity Plan replaced the 2010 Equity Plan.

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans Approved by Shareholders	3,526,000	$1.22	451,000
Plans Not Approved by Shareholders	None	$—	None

SECURITY OWNERSHIP OF MANAGEMENT

AND PRINCIPAL STOCKHOLDERS

The following table sets forth, as of March 28, 2024 certain information with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of common stock, (2) each of our directors, (3) each of our named executive officers and (4) all of our named executive officers and directors as a group. There were 54,801,834 shares of common stock outstanding as of March 28, 2024.

Name	Number of Shares Beneficially Owned (1)		Percent of Shares Beneficially Owned
Bradford T. Whitmore	34,884,596	(2)	63.75%
R. Janet Whitmore	1,705,978	(3)	3.43%
Jess A. Jankowski	638,950	(4)	1.27%
Kevin Cureton	539,821	(5)	1.08%
Beres, Laura M	25,000	(6)	*
Miller, Mark E	-0-	(7)	*
All current executive officers and directors as a group (5 persons)	2,909,749	(8)	5.74%

*Denotes beneficial ownership of less than one percent.

Unless otherwise indicated below, the person’s address is the same as the address for the Company.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Includes 601,410 shares of common stock held by Grace Investments, Ltd., and 30,458,322 shares held by Bradford T. Whitmore, as well as 51,454 shares held by his daughter. Mr. Whitmore is a general partner of Grace Investments, Ltd. In such capacities, Mr. Whitmore shares voting and investment power with respect to the shares of common stock held by the Grace Investments, Ltd.. This information is based on information reported on a Form 4 filed on December 15, 2022 with the SEC. The address of the stockholder is 5215 Old Orchard Road, Illinois 60077.

(3)	Includes Ms. Whitmore’s 60,666 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 26, 2024.

(4)	Includes Mr. Jankowski’s 578,950 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 26, 2024, as well as 1,000 shares held by his spouse.

(5)	Includes Mr. Cureton’s 439,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 26, 2024.

(6)	Includes Ms. Beres’ 25,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 26, 2024.
(7)	Includes Mr. Miller’s 0 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 26, 2024.
(8)	Includes all current executive officers and directors as a group’s 1,103,616 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 26, 2024.

 Item 13. Certain Relationships and Related Transactions, and Director Independence

We have engaged in a series of debt and equity transactions with Bradford T. Whitmore since January 1, 2020. One of these was for debt with a conversion provision that resulted in the issuance of common shares in May, 2021. Together with his affiliates Grace Brothers, Ltd., Grace Investments, Ltd., Mr. Whitmore beneficially owned approximately 64% of the outstanding shares of our common stock as of March 26, 2024. Mr. Whitmore is the brother of R. Janet Whitmore, who has been the Chair of the Board of Directors since November 19, 2019 and one of our directors since 2003, and who is also a stockholder. Through his affiliates Beachcorp, LLC and Strandler, LLC, Mr. Whitmore is also a substantial lender to the Company under the Business Loan Agreement, dated November 16, 2018 (see Note 3 to our financial statements included in this Annual Report on Form 10-K).

 Director Independence. The Board of Directors has determined that the following Company directors are “independent” as that term is defined in the rules and regulations of the SEC and the Nasdaq Stock Market: Ms. Beres and Mr. Miller. Though we are no longer listed on Nasdaq, our Board of Directors used the Nasdaq listing standards in making its independence determinations. Under the Nasdaq Stock Market rules, the Company would qualify as a “controlled company” because of the direct and indirect ownership of Bradford T. Whitmore. As a controlled company, the Company would be exempt from the requirements under those rules to have a majority of independent directors, to have an independent compensation committee, or to have independent director oversight of director nominations.

The Board of Directors has established an Audit and Finance Committee, Compensation Committee and Nominating and Corporate Governance Committee (the “Standing Committees”). Ms. Whitmore, Ms. Beres, and Mr. Miller are members of the Standing Committees, and Ms. Whitmore serves as Chair of each committee.

Item 14. Principal Accounting Fees and Services

Audit Fees. The aggregate amount billed by our principal accountant, RSM US LLP (“RSM”), for audit services performed for the fiscal years ended December 31, 2023 and 2022 was approximately $263,000 and $237,000 respectively. Audit services include the auditing of financial statements and quarterly reviews.

 Audit Related Fees. There were $26,000 and $0 in audit related fees billed by RSM for the years ended December 31, 2023 and 2022, respectively, which may include costs incurred for reviews of registration statements, assistance with Staff comment letters, and consultation on various accounting matters in support of our financial statements.

 Tax Fees. There were no fees billed by our principal accountant for tax related services for the fiscal years ended December 31, 2023 and 2022.

All Other Fees. Other than those fees described above, during the fiscal years ended December 31, 2023 and 2022, there were no other fees billed for services performed by our principal accountant.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022

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

NONE.

NANOPHASE TECHNOLOGIES CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Nanophase Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nanophase Technologies Corporation and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Contingencies

The Company has contingent liabilities related to litigation and claims that arise in the normal course of business. The Company accrues for contingent liabilities when management determines it is probable that a liability has been incurred and the amount can be reasonably estimated. This determination requires significant judgment by management.

As described in Notes 12 and 14 to the financial statements, the Company has exclusive supply agreements with BASF Corporation (BASF), its largest customer, and in 2022, BASF filed a complaint against the Company alleging that it had breached the supply agreement. Discovery in that litigation is ongoing. Management believes at this time that the allegations of BASF’s complaint are without merit and are unsupported by the terms of the agreement and governing law. Certain counterclaims and appeals have occurred and legal proceedings are ongoing. A contingent liability was not recorded as of December 31, 2023, and an estimated range of possible losses is not disclosed in the financial statements, as management has determined an unfavorable outcome is not probable nor is a range of loss reasonably estimable at this time.

In assessing whether the Company should accrue a liability in its financial statements as a result of the lawsuit, as well as evaluating what other risks and uncertainties may exist, the Company considered various factors, including the legal and factual circumstances of the case, the trial records, the current status of the proceedings, applicable law and the views of legal counsel. While the Company believes that the ultimate resolution of this matter will not have a material impact on the Company’s financial statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense or business consequences to the Company in excess of management’s expectations.

We identified this potential contingent liability and disclosure related to the BASF litigation as a critical audit matter because evaluating the likelihood of potential outcomes of the BASF lawsuit involves significant judgment by management. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the Company’s assertion that a loss from this litigation is not probable and reasonably estimable as of December 31, 2023.

Our audit procedures related to the potential contingent liability and disclosure of the BASF lawsuit included the following, among others:

●	We held discussions with management to determine the status of the case and to understand the basis for the Company’s conclusion that the loss from the case is not probable and reasonably estimable as of December 31, 2023.

●	We performed tests of details on legal expense accounts, including inspection of third-party invoices for legal services incurred.

●	We obtained and evaluated an audit response letter directly from the Company’s external counsel involved in the case confirming the facts and circumstances of the proceedings, and to consider any professional judgments on the outcome of the matter.

●	We evaluated the accuracy and completeness of the Company’s disclosures in the December 31, 2023 financial statements by comparing the disclosures to the legal letters from external counsel and analysis of the case.

●	We performed subsequent event inquiries of management and external counsel to reasonably coincide with the date of our report.

/s/ RSM US LLP

We have served as the Company’s auditor since 2001.

Milwaukee, Wisconsin

March 28, 2024

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2023	2022
	(in thousands except share and per share data)
ASSETS
Current assets:
Cash	$1,722	$2,186
Trade accounts receivable	3,692	4,873
Allowance for Credit Losses	(225)	(139)
Trade accounts receivable, net	3,467	4,734
Inventories, net	10,031	8,839
Prepaid expenses and other current assets	1,082	866
Total current assets	16,302	16,625

Equipment and leasehold improvements, net	8,668	7,949
Operating leases, right of use	7,907	8,978
Other assets, net	4	6
Total assets	$32,881	$33,558
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit – accounts receivable, related party	$2,810	$4,282
Current portion of debt, related party	2,000	—
Current portion of operating lease obligations	1,297	—
Accounts payable	6,260	6,363
Current portion of deferred revenue	2,353	2,167
Accrued expenses	869	1,023
Total current liabilities	15,589	13,835

Long-term portion of operating lease obligations	9,152	9,823
Long-term line of credit – inventory, related party	5,000	3,000
Long-term debt, related party	1,000	1,000
Long-term portion of deferred revenue	—	21
Asset retirement obligations	238	230
Total long-term liabilities	15,390	14,074

Contingent liabilities	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 49,627,254 and 49,320,680 shares issued and outstanding on December 31, 2023 and December 31, 2022, respectively	496	493
Additional paid-in capital	106,069	105,226
Accumulated deficit	(104,663)	(100,070)
Total stockholders’ equity	1,902	5,649
Total liabilities and stockholders’ equity	$32,881	$33,558

 (See accompanying Notes to Consolidated Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2023	2022
	(in thousands except share and per share data)
Revenue:
Product revenue	$36,641	$36,731
Other revenue	656	586
Total revenue	37,297	37,317

Operating expense:
Cost of revenue	29,472	28,957
Gross profit	7,825	8,360

Research and development expense	3,837	3,037
Selling, general and administrative expense	7,534	7,581
Loss from operations	(3,546)	(2,258)
Interest expense	(838)	(382)
Loss before provision (benefit) for income taxes	(4,384)	(2,640)
Provision (benefit) for income taxes	6	(17)

Net loss	$(4,390)	$(2,623)

Net loss per share-basic	$(0.09)	$(0.05)

Weighted average number of basic common shares outstanding	49,556,305	49,117,000

Net loss per share-diluted	$(0.09)	$(0.05)

Weighted average number of diluted common shares outstanding	49,556,305	49,117,000

(See accompanying Notes to Consolidated Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (in thousands except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance on December 31, 2021	—	$—	48,893,573	$489	$104,423	$(97,447)	$7,465
Issuances of shares and stock option exercises	—	—	427,107	$4	$178	—	182
Stock-based compensation	—	—	—	—	625	—	625
Net loss for the year ended December 31, 2022	—	—	—	—	—	(2,623)	(2,623)
Balance on December 31, 2022	—	$—	49,320,680	$493	$105,226	$(100,070)	$5,649
Cumulative effect of accounting changes related to expected credit losses	—	—	—	—	—	(203)	(203)
Issuances of shares and stock option exercises	—	—	306,574	3	151	—	154
Stock-based compensation	—	—	—	—	773	—	773
Rights offering expense	—	—	—	—	(81)	—	(81)
Net loss for the year ended December 31, 2023	—	—	—	—	—	(4,390)	(4,390)
Balance on December 31, 2023	—	$—	49,627,254	$496	$106,069	$(104,663)	$1,902

(See accompanying Notes to Consolidated Financial Statements)

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
	(in thousands)
Operating activities:
Net loss:	$(4,390)	$(2,623)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	742	567
Share-based compensation	773	625
Changes in assets and liabilities related to operations:
Trade accounts receivable	1,064	(797)
Inventories	(1,192)	(2,744)
Prepaid expenses and other assets	(216)	44
Accounts payable	(503)	1,826
Deferred revenue	165	744
Accrued expenses	(146)	77
Net changes in right-of-use assets and lease liabilities – operating	1,697	631
Net cash used in operating activities	(2,006)	(1,650)

Investing activities:
Acquisition of equipment and leasehold improvements	(1,051)	(2,823)
Net cash used in investing activities	(1,051)	(2,823)

Financing activities:
Principal payment on finance leases	—	(111)
(Payments) proceeds to line of credit – accounts receivable, related party	(1,472)	2,931
Proceeds from line of credit – inventory, related party	2,000	3,000
Payments to term loans, related party	(1,346)	—
Proceeds from term loans, related party	3,338	—
Proceeds from exercise of stock options	73	182
Net cash provided by financing activities	2,593	6,002
(Decrease) increase in cash	(464)	1,529
Cash at beginning of period	2,186	657
Cash at end of period	$1,722	$2,186

Supplemental cash flow information:
Cash paid for interest	$752	$333

Supplemental non-cash investing and financing activity:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$400	$971
Right-of-use asset obtained in exchange for a lease liability	182	—

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

The Company recorded a net loss and negative cash flow from operations in 2023.  In addition, the company outstanding debt increased which left little borrowing capacity available. In early March 2024 the company completed an equity financing providing an additional $6 million in funds. For additional information see Note 9. Management believes that current liquidity and available borrowing capacity are sufficient to fund operations and there is not substantial doubt regarding the Company's ability to continue as a going concern.

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

Cash

The Cash balance on December 31, 2023 consists of funds borrowed from our Revolving Line of Credit, which is facilitated by Beachcorp, LLC. Our ability to access cash from our credit facilities depends on carrying an Accounts Receivable or Inventory balance greater than the outstanding loan balances in the Revolving Lines of Credit. As part of the agreement, we are required to have a bank account in place to act as a depository account for our customers. This account is referred to as the Control Account. Furthermore, there is an Account Control Agreement in place which provides Beachcorp, LLC the ability to exercise control over the account via approval of requested transfers. According to our agreements with Beachcorp, LLC, Nanophase is to be the party initiating any transfers, whether to Nanophase or to Beachcorp, LLC, and approval to access any monies within this account can only be withheld by Beachcorp, LLC if the borrowing base falls below the Company’s qualified receivables, or if we are in arrears with respect to interest payments due Beachcorp, LLC. The failure of Nanophase to remedy the previously mentioned conditions could lead to Beachcorp, LLC gaining the right, through a “springing” feature administered by Libertyville Bank and Trust, a Wintrust Community Bank (“Libertyville”), to transfer funds to itself without direct approval from Nanophase.  Cash is held at a federally insured institution, but our cash balances at times exceed insured limits. The Company has not experienced any losses related to these statutory limits.

 Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for credit losses based on a review of all outstanding amounts on a monthly basis. We determine the allowance for credit losses by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. Our typical credit terms are between thirty and sixty days from shipment and invoicing.

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

	2023	2022
Balance, beginning	$139	$0
Change in credit loss	86	139
Balance, ending	$225	$139

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

Deferred Revenue

The Company records a contract liability for development projects due to the contractual billing of these projects not always aligning with revenue recognition. In addition, it is now the Company’s policy to frequently require deposits relating to the production of our Solésence products. Of the total $2,353 in deferred revenue reported in 2023, 97% related to prepayments received from certain customers per Company policy, and the remaining 3% related to prepayments from a product development agreement with a personal care ingredient customer.

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

Activity in the asset retirement obligation account for the years ended December 31, is as follows:

	2023	2022
Balance, beginning	$230	$222
Accretion of liability due to passage of time	8	8
Amortization of asset due to passage of time	—	—
Balance, ending	$238	$230

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

There were no financial instruments adjusted to fair value on December 31, 2023 and 2022.

Product Revenue

Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration we expect to receive in exchange for those goods. When our ingredients and finished products are shipped, with control being transferred at the shipping point, is the point in time at which we recognize the related revenue.

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses. Customers’ deposits, deferred revenue and other receipts are deferred and recognized when the revenue is realized and earned. Cash payments to customers are classified as reductions of revenue in our statements of operations. For select customers the Company may pay volume rebates which are variable in nature due the amount the select customer will take. In 2023 no volume rebates were recorded because the customers did not meet required volumes. In 2022 the company recorded $557 in volume rebates as a reduction in revenue.

As part of the sales process, it is common for the Company to receive customer deposits. These deposits are typically held for less than a year and do not result in a financing component to the sales. The customer deposits are recognized as revenue when the Company ships the finished goods to the customer.

Contract balances for the years ended December 31, 2023, 2022, and 2021 are as follows:

	Accounts Receivable	Contract Assets	Contract Liabilities
2021	$3,937	$179	$1,444
2022	4,734	—	2,188
2023	3,467	—	2,353

Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was $2,084 and $667 for the years ended December 31, 2023, and 2022, respectively.

Other Revenue

Other revenue may include revenue from technology license fees and paid development projects. Technology license fees and paid development projects are recognized over time when the obligations under the agreed upon contractual arrangements are performed on our part.  Revenue recognized over time was $656 and $217 for the years ended December 31, 2023 and 2022, respectively.

Research and Development Expenses

Research and development expenses are recognized as expense when incurred.

Income Taxes

We account for income taxes using the asset-and-liability approach. As such, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are calculated using the enacted tax rates and laws that are expected to be in effect when the anticipated reversal of these differences is scheduled to occur. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

We have not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. We file tax returns in all appropriate jurisdictions, which includes a federal tax return and Illinois state tax return. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in selling, general and administrative expenses in the statements of operations. As of December 31, 2023, and 2022, we had no liability for unrecognized tax benefits.

Earnings Per Share

Options to purchase approximately 889,000 shares of common stock that were outstanding as of December 31, 2023 were not included in the computation of earnings per share for the year ended December 31, 2023, as they would have been anti-dilutive owing to the loss reported for the period.  Options to purchase approximately 2,051,000 shares of common stock that were outstanding as of December 31, 2022 were not included in the computation of earnings per share for the year ended December 31, 2022.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Years Ended December 31,
	2023	2022
Numerator: (in Thousands)
Net loss	$(4,390)	$(2,623)

Denominator:
Weighted average number of basic common shares outstanding	49,556,305	49,117,000
Weighted average additional shares assuming conversion of in-the-money stock options to common shares	—	—
Weighted average number of diluted common shares outstanding	49,556,305	49,117,000

Basic earnings per common share:
Net loss per share – basic	$(0.09)	$(0.05)
Diluted earnings per common share:
Net loss per share – diluted	$(0.09)	$(0.05)

Recently Adopted Pronouncements

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

Recently Issued Pronouncements

 On December 14, 2023 the FASB issued a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09, Improvements to Income Tax Disclosures, applies to all entities subject to income taxes. This new requirement will be effective for Nanophase Technologies for annual periods beginning December 31, 2025. The Company is currently evaluating the impact of the adoption of this standard on the consolidated financial statements.

(3)	Related Party Notes and Lines of Credit

Notes and lines of credit consist of the following:

		As of December 31,
		2023		2022
	Rate	Available	Outstanding Balance	Available	Outstanding Balance
Libertyville Bank & Trust (1)	9.50%	$30	$—	$30	$—
Libertyville Bank & Trust (2)	9.50%	500	—	500	—
Beachcorp, LLC (3) (4)	9.25%	3,298	2,810	4,392	4,282
Beachcorp, LLC (3) (5)	9.25%	5,200	5,000	4,000	3,000
Strandler, LLC (3) (6)	9.25%	1,000	1,000	1,000	1,000
Strandler, LLC (7)	9.25%	2,000	2,000	n/a	n/a

1)	Since July 2014, we have maintained a bank-issued letter of credit for up to $30 in borrowings, with interest at the prime rate plus 1%, to support our obligations under our Romeoville, Illinois facility lease agreement. No borrowings have been incurred under this promissory note. It is our intention to renew this note annually. Because there were no amounts outstanding on the note at any time during 2023 or 2022, we have recorded no related liability on our balance sheet.

2)	The Company maintains a credit agreement with Libertyville which most recently served the primary purpose of insuring that it met its cash balance requirements at quarter end relating to a contract with the Company’s largest customer. Interest on drawn balances was at the prime rate plus 1%. On December 21, 2021, the existing credit agreement with Libertyville was converted for use to support our obligations under our newly leased manufacturing and warehouse space in Bolingbrook, Illinois. Interest on drawn balances will be at the prime rate plus 1%. This credit agreement has a maturity of December 22, 2024. We expect to renew this agreement annually, as the lease requires. This credit agreement is secured by all the unencumbered assets of the Company and has superior collateral rights to those credit facilities with Beachcorp, LLC and Strandler, LLC.

3)	On November 16, 2018, we entered into a Business Loan Agreement (the “Master Agreement”) with Beachcorp, LLC. The Master Agreement relates to two loan facilities, each evidenced by a separate promissory note dated as of November 16, 2018: a term loan to the Company of up to $500 to be disbursed in a single advance (the “Term Loan”) with a fixed annual interest rate of 8.25%, payable quarterly, and with principal due on December 31, 2020; and an asset-based revolving loan facility for the Company of up to $2,000 (the “A/R Revolver Facility”), with floating interest accruing at the prime rate plus 3% (8.25% minimum) per year, with a borrowing base consisting of qualified accounts receivable of the Company, and a maturity of March 31, 2020, as amended. On March 23, 2020, the Company and Beachcorp, LLC executed the First Amendment to our Master Agreement that extended the maturities of both the Term Loan and the A/R Revolver Facility to March 31, 2021. Effective September 8, 2020, the Company and Beachcorp, LLC executed the Second Amendment to our Master Agreement that expanded the limit on the A/R Revolver Facility from $2,000 to $2,750. On December 23, 2020, the Company and Beachcorp, LLC executed the Third Amendment to our Master Agreement that expanded the limit on the A/R Revolver Facility from $2,750 to $4,000 and extended the maturities of both the Term Loan and the A/R Revolver Facility to March 31, 2022. Effective April 21, 2021 the Company and Beachcorp, LLC executed the Fourth Amendment to our Master Agreement that expanded the limit on the A/R Revolver Facility from $4,000 to $6,000, changed the interest rate to fully floating and reduced the rate to the prime rate plus 2%, also extending the maturity of the A/R Revolver Facility to March 31, 2023. This amendment also increased the amount of the Term Loan from $500 to $1,000, changed the interest rate to fully floating and reduced the rate to the prime rate plus 2%. The maturity of the Term Loan remained March 31, 2022. The Term Loan and A/R Revolver Facility are secured by all the unencumbered assets of the Company and subordinated to Libertyville’s secured interest under the New Business Loan Credit Agreement. The Master Agreement substantially restricts the Company’s ability to incur additional indebtedness during the terms of both the Term Loan and the A/R Revolver Facility.

4)	On January 28, 2022 the Company entered into an Amended and Restated Business Loan Agreement (the “A&R Loan Agreement”), which amends and restates the Master Agreement between the Company and Beachcorp, LLC, and a new promissory note in order to evidence the A/R Revolver facility, including an amendment to expand the limit on the A/R Revolver Facility from $6,000 to $8,000, reduce the interest rate to the prime rate plus 0.75%, and extend the maturity of the A/R Revolver Facility to March 31, 2024. On November 13, 2023 the Company entered into a First Amendment to the A&R Loan Agreement extending the maturity of the A/R Revolver Facility to March 31, 2025.

5)	On January 28, 2022 the Company entered into the A&R Loan Agreement and a new revolving loan agreement (“Inventory Facility”) with Beachcorp, LLC, and a new promissory note in order to evidence the Inventory Facility. The maximum borrowing amount under the Inventory Facility is $4,000, with a borrowing base consisting of up to 50% of the value of qualified inventory of the Company. The interest rate for the Inventory Revolver is at the prime rate plus 0.75%, and it matures on March 31, 2024. On November 13, 2023 the company entered into a Replacement Promissory Note with Beachcorp, LLC replacing the Inventory Facility promissory note executed on January 28, 2022. The maximum borrowing amount under the replacement Inventory Facility was increased to $5,200, with a borrowing base consisting of up to 55% of the value of qualified inventory of the Company. The interest rate for the replacement Inventory Revolver remains at the prime rate plus 0.75%, and it now matures on March 31, 2025.

6)	On January 28, 2022 the Company entered into an additional Business Loan Agreement (the “New Term Loan Agreement”) with Strandler, LLC, which effectively transferred or assigned the Term Loan to Strandler, LLC from Beachcorp, LLC. Interest on the New Term Loan is at the prime rate plus 0.75%, and it matures on March 31, 2024. Strandler, LLC is also an affiliate of Bradford T. Whitmore. On November 13, 2023 the Company entered into the First Amendment To the New Term Loan Agreement with Strandler, LLC, which extended the maturity of the New Term Loan Agreement to March 31, 2025.

7)	On November 13, 2023 the Company entered into a new Promissory Note (“Bridge Note”) with Strandler, LLC. The maximum borrowing amount under the Bridge Note is $2,000. The interest rate for the Bridge Note is at the prime rate plus 0.75%, and it matures on May 13, 2024.

As part of the March 1, 2024 Securities Purchase Agreement the maturity dates of the Term Loan, A/R Revolver Facility and Inventory Facility were extended to October 1, 2025 from March 31, 2025. No other changes were made to the debt agreements.

The Company classifies the line of credit – accounts receivable as current because we are required to pay back the borrowings as cash is received from our customers. The company’s remaining debt is presented within the Consolidated Balance Sheet as of December 31, 2023, and 2022 in accordance with the maturity dates in the financing agreements.

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

Related party interest expense consists of the following:

	Twelve Months Ended December 31,
	2023	2022
Interest expense, related parties	$770	$356

Accrued interest consists of the following:

	As of December 31,
	2023	2022
Accrued interest expense, related parties	$81	$49

Outstanding balances associated with related parties are as follows:

	As of December 31,
	2023	2022
Beachcorp, LLC	$7,810	$7,282
Strandler, LLC	3,000	1,000

(4)	Inventories

Inventories consist of the following:

	As of December 31,
	2023	2022
Raw materials	$8,524	$7,298
Finished goods	2,184	2,041
Inventory reserve	(677)	(500)
Total Inventories, net	10,031	8,839

(5)	Equipment and Leasehold Improvements Equipment and leasehold improvements consist of the following:

Equipment and leasehold improvements consist of the following:

	As of December 31,
	2023	2022
Machinery and equipment	$23,339	$19,899
Office equipment	1,014	1,014
Office furniture	126	110
Leasehold improvements	5,157	5,140
Construction in progress	931	2,952
	30,567	29,115
Less: Accumulated depreciation and amortization	(21,899)	(21,166)
	$8,668	$7,949

Depreciation expense was $732 and $557, for the years ended December 31, 2023 and 2022, respectively.

(6)	Lease Commitments

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

As of December 31, 2023, the right-of-use (ROU) asset had a balance of $7,907 which is included in the “Operating lease right-of-use assets” line item of these consolidated financial statements and current and non-current lease liabilities related to the ROU asset of $1,297 and $9,152, respectively. These amounts are included in the “Current portion of operating lease obligations” and “Long-term portion of operating lease obligations” line items of these consolidated financial statements. As of December 31, 2022, the ROU asset had a balance of $8,978 which is included in the “Operating lease right-of-use assets” line item of these consolidated financial statements and current and non-current lease liabilities related to the ROU asset of $0 and $9,823, respectively.  The $0 in current lease liability stems from expected payments from the lessor of the Bolingbrook facility reimbursing the Company for tenant improvement allowances in the amount of $1,957 over the subsequent twelve months. As a result, the total lease liability was reduced by the expected payment, and the net effect of reimbursements received, and cash paid for leases in 2023 results in net lease payments of $97. The discount rates used for leases accounted for under ASC 842 are based on an interest rate yield curve developed for the leases in the Company’s portfolio.

The office leases contain variable lease payments which consist primarily of taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to combine lease and non-lease components for building leases.

Quantitative information regarding the Company’s leases is as follows:

	Twelve Months Ended December 31, 2023	Twelve Months Ended December 31, 2022
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$—	$33
Interest on finance lease liabilities	—	4
Total finance lease costs	—	37
Operating lease cost components:
Operating lease cost	1,881	2,068
Variable lease cost	581	536
Short-term lease cost	112	138
Sub-lease income	(786)	(689)
Total operating lease costs	1,788	2,053
Total lease cost	$1,788	$2,090

Supplemental cash flow information related to leases is as follows for the years ended December 31, 2023 and 2022:

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$172	$1,433

Lease liabilities arising from obtaining right-of-use assets	$182	$12
Early termination of operating lease	—	73
Reduction in right of use asset due to remeasurement	—	(1,793)
Reduction in lease liability due to remeasurement	—	(1,898)
Weighted-average remaining lease term-operating leases (in years)	7.9	9.6
Weighted-average discount rate-operating leases	7.1%	7.6%

The future maturities of the Company’s operating leases as of December 31, 2023 are as follows:

2024	$1,968
2025	1,483
2026	1,481
2027	1,520
2028	1,549
Thereafter	5,613
Total payments	$13,614
Less amounts representing interest	(3,165)
Total minimum payments required	$10,449

Nanophase Technologies subleases a portion of a leased industrial building that is used primarily for the storage of furniture, equipment and displays used for retail sales. The arrangement is not with a related party.

Payments received by the Company for this sublease are comprised of two components, which include base rent and Common Area Maintenance (CAM) charges. While the base rent is fixed, the CAM charges are indexed directly to the Master Lease and are expected to be adjusted periodically as actual costs are incurred. However, the executed sublease agreement specifically itemizes these costs with a provision that informs the sublessee that the CAM charges will be adjusted (up or down) based on actual amounts once this information becomes known. As such, the nature of the charges is more closely representative of a fixed payment (an “in-substance fixed” charge) with the adjustments occurring simply to “true up” the listed CAM charges once actual charges from the head lessor become known. As sublessor, Nanophase Technologies has elected the practical expedient to not separate lease and nonlease components in disclosing future undiscounted cashflows and treats the combined components as a single lease component.

The sublease arrangement automatically renews following expiration of the initial term on May 31, 2025, with a one-year notice required to terminate the lease. As of the issuance of these financial statements the sublessee has not yet provided notice of their intent to renew or terminate said arrangement.

The future undiscounted lease payments associated with this arrangement are provided below, and only include the period for which enforceable rights and obligations exist as of the date of financial statement issuance.

Months
	For the Year
Months	2024	2025
January - May	$124,015	$128,640
June - December	173,621	—

Total	$297,636	$128,640

(7)	Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2023	2022
Accrued payroll and related expenses	$255	$288
Accrued accounts payable	128	403
Tenant security deposit / advance rent	—	61
Other	486	271
Total	$869	$1,023

(8)	Income Taxes

Our net income tax provision, including both current and deferred, related to U.S. federal and state income taxes, is $6. Our current federal and deferred tax expenses are zero.

A reconciliation of income tax benefit to the amount computed by applying the Federal income tax rate to loss before provision for income taxes as of December 31, 2023 and 2022 is as follows:

	2023	2022
Income tax credit at statutory rates	$(921)	$(551)
Over/Under Accrual of Income Taxes	(3)	(17)
Nondeductible Expenses	23	—
Record Tax Credits	(118)	—
Permanent tax deduction stock options exercised	(63)	(273)
State income tax, net of federal benefits	(165)	(124)
Expiration of NOL & credits	1,492	1,149
Effect of change in deferred tax rate	45	69
Expiration of stock options	60	75
Other	—	2
Change in valuation allowance	(344)	(347)
	$6	(17)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income taxes consist of the following:

	As of December 31,
	2023	2022
Deferred tax liabilities:
Excess tax depreciation	$(477)	(253)
ASC 892 Operating Lease Asset	(1,975)	—
Total deferred tax liabilities	(2,452)	(253)

Deferred tax assets:
Net operating loss carryforwards	$12,020	$13,416
179 Carryforwards	245	117
163(j) Business interest limitation carryforwards	302	98
Deferred revenue	—	202
Inventory and other allowances	239	177
Excess (tax) book depreciation	—	—
Excess (tax) book amortization	60	59
174 research & experimental expenditures	902	480
Share-based compensation	530	394
Tax Credits	118	—
ASC 892 Operating Lease Liability	2,610	—
Other accrued costs	13	238
Total deferred tax assets	17,039	15,181

Less: Valuation allowance	(14,587)	(14,928)
Deferred income taxes	$—	$—

The valuation allowance decreased approximately $0.3 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively (net of approximately $7.1 million and $5.5 million for the years ended December 31, 2023 and 2022, respectively, for expiring net operating loss carryforwards and credits) due principally to the change in the net operating loss carryforward and uncertainty as to whether future taxable income will be generated prior to the expiration of the carryforward period. Under the Internal Revenue Code, certain ownership changes, including the prior issuance of preferred stock and our public offering of common stock, may subject us to annual limitations on the utilization of our net operating loss carryforward. As of December 31, 2023, it has been determined that we are not subject to annual limitations on the utilization of our net operating loss carryforward.

We have federal net operating loss carryforwards for tax purposes of approximately $50 million on December 31, 2023. $44 million expire between 2024 and 2037. We have section 179 carryforwards of approximately $0.2M at December 31, 2023. All net operating loss carryforwards generated after January 1, 2018 do not expire. Therefore, $5.6 million in net operating losses generated since January 1, 2018 do not expire. We have Illinois net loss deduction carryforwards for tax purposes of approximately $21.3 million on December 31, 2023. Due to the provisions of Illinois Public Act 102-0669 signed November 16, 2021, Illinois net loss deductions expire between 2029 and 2039.

(9)	Capital Stock

As of December 31, 2023, and 2022, we had 24,088 authorized but unissued shares of preferred stock.

Pursuant to the Securities Purchase Agreement executed on March 1, 2024, the Company issued to Strandler 15,000 shares of the Company’s Series X Preferred Stock (the “Series X Preferred Stock”)at a purchase price per share of $400, for total consideration of $6,000,000, in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. The terms of the Preferred Stock are set forth in the Company’s Certificate of Designations to its Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 4, 2024 (the “Certificate of Designations”).

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

Employee Stock Options

We follow ASC Topic 718, Share-Based Payments, in which compensation expense is recognized only for share-based payments expected to vest.

	Years ended December 31,
	2023	2022
Share-based compensation expense	$773	$625
Remaining unrecognized compensation expense	$1,118	1,732
Remaining weighted average-period, expense recognition (years)	1.8	2.5

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

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for options granted for all years presented:

	Years Ended December 31,
	2023	2022
Weighted-average risk-free interest rates:	3.8%	3.5%

Dividend yield:	0%	0%

Weighted-average expected life (years) of the option:	4	5

Weighted-average expected stock price volatility:	93%	116%

Weighted-average fair value of the options granted:	$0.50	$0.97

Additional disclosures for options granted for all years presented:

	Years Ended December 31,
	2023	2022
Vesting period (years) of shares granted in period	3	3

Contractual life (years) of shares granted in period	7	7

Estimated forfeitures	8%	4%

The following table summarizes the option activity for our employees and directors during the year ended December 31, 2023:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual	Value
Options	(Rounded)	per Share	Term (Years)	(000s)
Outstanding on January 1, 2023	3,443,661	$1.33	4.9	1,230

Granted	668,200	$0.68
Exercised	(294,074)	$0.50
Forfeited or expired	(291,821)	$1.92

Outstanding on December 31, 2023	3,525,966	$1.22	4.2	$160
Exercisable on December 31, 2023	2,334,458	$1.15	3.2	$160

Shares available for grant	450,900

The aggregate intrinsic value in the table above is based on our closing stock price of $0.60 on the last business day for the year ended December 31, 2023.

	Years ended December 31,
	2023	2022
Shares exercised	294,074	414,455
Total intrinsic value	$195	$942
Cash received	$154	$182

Based on our election of the “with and without” approach, no realized tax benefits from stock options were recognized for the years ended December 31, 2023 and 2022.

(11)	401(k) Profit-Sharing Plan

We have a 401(k) profit-sharing plan covering substantially all employees who meet defined service requirements. Contributions made in 2023 and 2022 aggregated to $191 and $153, respectively.

(12)	Significant Customers

We had three significant customers for the year ended December 31, 2023.

		For the years ended
		December 31,
Customer #	Product Category	2023	2022
1	Personal Care Ingredients	25%	30%
2	Solésence®	17%	17%
3	Solésence®	15%	15%

	Total	57%	62%

 Accounts receivable balances for these three customers were approximately:

		For the years ended December 31,
Customer #	Product Category	2023	2022
1	Personal Care Ingredients	$—	$1,082
2	Solésence®	1,288	438
3	Solésence®	864	683

	Total	$2,152	$2,202

We currently have exclusive supply agreements with BASF Corporation (“BASF”), our largest customer, that have contingencies outlined which could potentially result in the sale of production equipment from the Company to the customer intended to provide capacity sufficient to meet the customer’s production needs. This outcome may occur if we fail to meet certain performance requirements. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at either 115% of the equipment’s net book value or the greater of 30% of the original book value of such equipment, and any associated upgrades to it, or 115% of the equipment’s net book value, depending on the equipment and related products.

If a triggering event were to occur and BASF elected to proceed with the equipment sale mentioned above, we would receive royalty payments from this customer for products sold using our technology; however, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by our agreement with the customer. Similar consequences would occur if we were determined to have materially breached certain other provisions of the supply agreement with BASF. Any such event would also likely result in the loss of many of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success, and it could be difficult to replace them quickly. Given the occurrence of any such event, we might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on us.

(13)	Business Segmentation and Geographical Distribution

Revenue from international sources approximated $2,918 and $1,971 for the years ended December 31, 2023 and 2022, respectively. As part of our revenue from international sources, we recognized approximately $1,664 and $1,236 in product revenue from German companies, in the aggregate, for the years ended December 31, 2023 and 2022, respectively.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States. We categorize our revenue stream into three main product categories, Personal Care Ingredients, Advanced Materials and Solésence. The revenues for 2023 and 2022 by category are as follows:

	For the years ended December 31
Product Category	2023	2022
Solésence	$25,211	$23,111
Personal Care Ingredients	9,277	11,121
Advanced Materials	2,809	3,085
Total Sales	$37,297	$37,317

(14)	Commitments and Contingencies

On August 9, 2022, BASF filed a complaint against Nanophase in New Jersey state court (the “New Jersey Complaint”), alleging that Nanophase had breached the 1999 Zinc Oxide Supply Agreement (the “Agreement”). BASF alleges several issues, the one having the biggest potential impact on Nanophase being a claim that our sales through Solésence violate the exclusivity provision of the Agreement. BASF seeks an unspecified amount of damages, a permanent injunction enjoining sales to any party (other than BASF) of a broad range of zinc oxide products that BASF contends are within the scope of the exclusivity provision, counsel fees and litigation expenses. On September 7, 2022, Nanophase filed a Complaint for Declaratory Judgement in Illinois state court (the “Illinois Complaint”), asking for a declaration that contrary to BASF’s allegation, the exclusivity provision of the Agreement does not apply to all products containing zinc oxide as an ingredient for uses designated under the Agreement, nor does the exclusivity provision prohibit Nanophase’s sales of Solésence products containing zinc oxide as an ingredient. Both companies filed Motions to Dismiss (MTD) the other’s respective complaint. Nanophase’s MTD BASF’s New Jersey Complaint was denied on procedural grounds on February 10, 2023, with the New Jersey court superficially noting that it did not consider whether BASF could prove its claims. On February 28, 2023, Nanophase filed its answer to BASF’s New Jersey Complaint, denying all wrongdoing and, as mandated by New Jersey procedural requirements, counterclaims including a request for a declaration similar to that Nanophase sought in its Illinois Complaint and a claim alleging that BASF had breached its obligations under the Agreement to buy from Nanophase at least 70% of BASF’s zinc oxide requirements for use in the Field under the Agreement. BASF subsequently moved to dismiss Nanophase’s counterclaims, arguing that the declaratory judgment claim duplicated BASF’s claim for Nanophase’s alleged breach of contract and Nanophase’s claim for BASF’s breach of the zinc oxide purchase requirement was procedurally insufficient. On October 6, 2023, the New Jersey court: denied BASF’s motion to dismiss Nanophase’s declaratory judgment claim, finding that it did not duplicate BASF’s breach of contract claim and that litigating that claim would not provide Nanophase with complete relief as to the exclusivity issues raised in the counterclaim; and granted BASF’s motion to dismiss Nanophase’s claim for BASF’s breach of its zinc oxide purchase requirement on procedural grounds. On March 16, 2023, the Illinois court granted BASF’s MTD Nanophase’s Illinois Complaint, finding it duplicative of the New Jersey litigation. Discovery in the New Jersy litigation is ongoing. Management believes at this time that the allegations of BASF’s complaint are without merit and are unsupported by the terms of the Agreement and governing law. Per ASC 450 for the period ending December 31, 2023, an estimated contingent loss was not recorded, and an estimated range of loss is not disclosed as the outcome is not probable at this time and nor is a range of loss estimable.

(15)	Subsequent Event

On March 1, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), between the Company and Strandler, LLC (“Strandler”).

Pursuant to the Purchase Agreement, the Company issued to Strandler 15,000 shares of the Company’s Series X Preferred Stock (the “Series X Preferred Stock”) at a purchase price per share of $400, for total consideration of $6,000,000, in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. The terms of the Preferred Stock are set forth in the Company’s Certificate of Designations to its Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 4, 2024 (the “Certificate of Designations”).

Under the Purchase Agreement, the Company granted Strandler customary registration rights with respect to shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), it may receive in connection with any conversion of Series X Preferred Stock into Common Stock, as described below. For so long as any amount of Preferred Stock is outstanding, the Purchase Agreement also (i) prevents the Company from paying any dividend on any shares of the Company’s capital stock (other than dividends consisting solely of Common Stock or rights to purchase Common Stock), (ii) prevents the Company from repurchasing any Common Stock, and (iii) subject to certain permitted exceptions, restricts the Company’s ability to permit any lien or other encumbrance on Company assets.

At any time and from time to time, in whole or in part, following the Company properly filing an amendment (the “Certificate Amendment”) to its Certificate of Incorporation to increase the number of authorized shares of its Common Stock from 60,000,000 to 95,000,000, each share of Series X Preferred Stock is convertible, at the option of the holder, into 1,000 shares of Common Stock at no additional cost. If the Company has not properly filed, upon shareholder approval, the Certificate Amendment on or before August 1, 2024, then each share of Series X Preferred Stock will be redeemable at the holder’s option, in whole or in part, without penalty or premium, at a redemption price equal to $420 per share (each, a “Redemption”). If the Company fails to fully pay any Redemption within five days of receiving notice, all unpaid amounts will bear interest at a rate of 10% per annum. In addition, in the event of a Change in Control (as defined in the Certificate of Designations) of the Company, each share of the Series X Preferred Stock is redeemable at the option of the holder, without penalty or premium, at a redemption price equal to $420 per share. Upon any conversion of Preferred Stock into Common Stock by Strandler, Strandler is required to hold the Common Stock received in the conversion for a period of 12 months.

Holders of Series X Preferred Stock (i) are not entitled to receive dividends, subject to customary anti-dilution protections, (ii) have no voting rights, and (iii)receive a liquidation preference of $400 per share. The Series X Preferred Stock ranks senior in right of payment to all securities designated as junior securities, including Common Stock.

In connection with the Company’s entry into the Purchase Agreement, the Company also entered into (i) a Second Amendment to Business Loan Agreement (the “Term Loan Agreement Amendment”) with Strandler, LLC, (ii) a Second Amendment to Business Loan Agreement (the “A&R Loan Agreement Amendment”) with Beachcorp, LLC, which is also an affiliate of our controlling shareholder, Bradford T. Whitmore (“Beachcorp”), and (iii) a Second Amendment to Business Loan Agreement with Beachcorp (the “Revolving Loan Agreement Amendment” and together with the Term Loan Agreement Amendment and the A&R Term Loan Agreement Amendment, the “Loan Agreement Amendments”). The Loan Agreement Amendments extend the maturity date under each respective loan agreement from March 31, 2025 to October 1, 2025.

EXHIBIT INDEX

Exhibit
Number

2.1	Plan and Agreement of Merger dated as of November 25, 1997 by and between the Company and its Illinois predecessor, incorporated by reference to Exhibit 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 10-K”), SEC File No. 000-22333.

3(i).1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the 1997 10-K, SEC File No. 000-22333.

3(i).2	First Amendment to the Certificate of Incorporation of the Company dated July 27, 2006, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed July 27, 2006, SEC File No. 000-22333.

3(i).3	Second Amendment to the Certificate of Incorporation of the Company dated August 23, 2010, incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed July 9, 2010, SEC File No. 000-22333.

3(i).4	Third Amendment to the Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 29, 2016.

3(i).5	Fourth Amendment to the Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 22, 2019.

3(i).6	Fifth Amendment to the Certificate of Incorporation of the Company.

3(ii).1	By-Laws of the Company, incorporated by reference to Exhibit 3.2 to the 1997 10-K, SEC File No. 000-22333.

4.1	Specimen stock certificate representing common stock, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed November 4, 1997 (File No. 333-36937) (the “Form S-1/A”).

4.2	Form of Warrants, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed October 1, 1997 (File No. 333-36937) (the “IPO S-1”).

4.3	Certificate of Designations of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, SEC File No. 000-22333.

4.4	Stock Purchase Agreement dated August 25, 2006 between the Company and Rohm and Haas Electronic Materials CMP Holdings, Inc., incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 28, 2006, SEC File No. 000-22333.

4.5	Registration Rights Agreement dated August 25, 2006 between the Company and Rohm and Haas Electronic Materials CMP Holdings, Inc., incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed August 28, 2006, SEC File No. 000-22333.

4.6	Common Stock Purchase Agreement, dated February 10, 2016, between the Company and Bradford T. Whitmore, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 10, 2016.

4.7	Common Stock Purchase Agreement, dated December 19, 2017, between the Company and Bradford T. Whitmore, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 21, 2017.

4.8	Common Stock Purchase Agreement, dated May 13, 2019, between the Company and Bradford T. Whitmore, incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2019

4.9	Securities Purchase Agreement, dated November 13, 2019, between the Company and Bradford T. Whitmore, incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2019.

4.10	Commercial Security Agreement, dated November 20, 2019, between the Company, Solésence, LLC and Bradford T. Whitmore, incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2019.

4.11	Certification of Designation of Series X Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 5, 2024, EC File No. 000-22333.

10.1	Industrial Building Lease dated September 15, 2004 between the Company and the Village of Burr Ridge, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”), SEC File No. 000- 22333.

10.2	Industrial Building Lease Agreement between Centerpoint Properties Trust (formerly CP Financing Trust) and the Company, dated June 15, 2000, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”), SEC File No. 000-22333.

10.3	Lease Amendment effective October 1, 2005 between the Company and Centerpoint Properties Trust, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 20, 2005, SEC File No. 000-22333.

10.4	Second Amendment to Industrial Lease Agreement, dated as of November 13, 2014 between the Company and MLRP 1319 Marquette LLC, successor-in-interest to Centerpoint Properties Trust, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10- K for the year ended December 31, 2014.

10.5	Third Amendment to Industrial Lease Agreement, entered into on October 17, 2016 and effective October 1, 2016, by and between the Company and 1319 Marquette, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 19, 2016.

10.6	Mutual Cooperation Agreement entered into on January 17, 2012, by and among the Company, C.I. Kasei Co., Ltd. and CIK NanoTek Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 20, 2012, SEC File No. 000-22333.

10.7	Trademark Ownership Assignment Agreement, dated March 31, 2012, between the Company and CIK NanoTek Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2012, SEC File No 000-22333.

10.8	Memorandum on the Payment of Royalty, dated March 31, 2012, between the Company and CIK NanoTek Corporation, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 4, 2012, SEC File No 000-22333.

10.9	Supply Agreement between the Company and Schering-Plough HealthCare Products, Inc. dated as of March 15, 1997, incorporated by reference to Exhibit 10.17 to the Form S-1/A.

10.10*	Zinc Oxide Supply Agreement dated as of September 16, 1999 between the Company and BASF Corporation, as assignee, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, SEC File No. 000-22333.

10.11*	Amendment No. 1 to Zinc Oxide Supply Agreement dated as of January, 2001 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.24 to the 2000 10-K, SEC File No. 000-22333.

10.12	Amendment No. 2. to Zinc Oxide Supply Agreement dated as of March 17, 2003 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”), SEC File No. 000-22333.

10.13*	Amendment No. 3 to Zinc Oxide Supply Agreement entered into on December 12, 2012, between the Company and BASF Corporation, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 6, 2012, SEC File No. 000-22333.

10.14*

Amendment No. 4 to Zinc Oxide Supply Agreement, dated as of January 1, 2019 and entered into on March 11, 2019, between the Company and BASF Corporation, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2019.

10.15	Z-COTE HP-2 Brand Supply Agreement dated May 15, 2006 between the Company and BASF Corporation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 20, 2006, SEC File No. 000-22333.

10.16*	Amended and Restated Cooperation Agreement dated August 25, 2006 between the Company and Rohm and Haas Electronic Materials CMP Inc., incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed August 28, 2006, SEC File No. 000-22333.

10.17	Supply Agreement effective as of March 23, 2009, between the Company and Rohm and Haas Electronic Materials CMP Inc., incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, SEC File No. 000-22333.

10.18*	Distributor Agreement dated October 24, 2005 between Johnson Matthey Catalog Company, Inc., d/b/a ALFA AESAR and the Company, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 1, 2005, SEC File No. 000-22333.

10.19*	Supply Agreement dated March 3, 2006 between Roche Diagnostics GmbH and the Company, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 9, 2006, SEC File No. 000-22333.

10.20*	First Amendment to the Supply Agreement entered into on November 19, 2014 between the Company and Roche Diagnostics GmbH, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 25, 2014.

10.21*	Second Amendment to the Supply Agreement, entered into on November 21, 2016, between the Company and Roche Diagnostics GmbH, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 28, 2016.

10.22*	Third Amendment to the Supply Agreement, entered into on February 3, 2023, between the Company and Roche Diagnostics GmbH.

10.23	Joint Development Agreement dated March 23, 2004 between the Company and Altana Chemie AG, incorporated by reference to Exhibit 10.29 to the 2003 10-K, SEC File No. 000-22333.

10.24*	Agreement dated July 7, 2008 between the Company and Altana Chemie GmbH, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 18, 2008, SEC File No. 000-22333.

10.25*	Settlement and Termination Agreement, dated August 20, 2010, between the Company and Altana Chemie GmbH, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2010, SEC File No. 000-22333.

10.26*	Supply Agreement, dated as of March 31, 2016, between the Company and Ester Solutions Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2016.

10.27	First Amendment to Supply Agreement, dated May 21, 2018, by and between Nanophase Technologies Corporation and Hallstar Ester Solutions Corporation (formerly known as Ester Solutions Company), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 25, 2018.

10.28	Joint Development Agreement, dated as of July 31, 2019, between the Company and Sumitomo Corporation of Americas, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 2, 2019.

10.29	Joint Development & Supply Agreement, dated December 12, 2016, by and between Solésence, LLC and Colorescience Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 24, 2018.

10.30	Amended and Restated Joint Development & Supply Agreement, executed by Solésence, LLC on May 18, 2018, by and between Solésence, LLC and Colorescience Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 24, 2018.

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

10.48	Promissory Note, dated January 28, 2022, made by the Company and payable to the order of Strandler, LLC to evidence a term loan in the original principal amount of up to $1,000,000, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 2, 2022.

10.49	Promissory Note, dated January 28, 2022, made by the Company and payable to the order of Beachcorp, LLC to evidence revolving borrowings in a principal amount of up to $4,000,000, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 2, 2022.

10.50	First Amendment to Amended and Restated Business Loan Agreement with Beachcorp, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, SEC File No. 000-22333.

10.51	Replacement Promissory Note with Beachcorp,LLC, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, SEC File No. 000-22333.

10.52	First Amendment to Business Loan Agreement with Beachcorp, LLC, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, SEC File No. 000-22333.

10.53	First Amendment to Business Loan Agreement with Strandler, LLC, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, SEC File No. 000-22333.

10.54	Promissory Note with Strandler, LLC, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, SEC File No. 000-22333.

10.55	Securities Purchase Agreement with Strandler, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 5, 2024, EC File No. 000-22333.

10.56	Second Amendment to Business Loan Agreement with Strandler, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 5, 2024, EC File No. 000-22333.

10.57	Second Amendment to Amended and Restated Business Loan Agreement with Beachcorp, LLC, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 5, 2024, EC File No. 000-22333.

10.58	Second Admendment to Business Loan Agreement with Beachcorp, LLC, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 5, 2024, EC File No. 000-22333.

10.59	Employment Agreement effective August 12, 2009 between the Company and Jess Jankowski, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, SEC File No. 000-22333. +

10.60

Employment Agreement dated November 28, 2012, between the Company and Kevin Cureton, incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, SEC File No. 000-22333. +

10.61	Nanophase Technologies Corporation 2004 Equity Compensation Plan (“2004 Equity Plan”), incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119466). +

10.62	2008 Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 25, 2008, SEC File No. 000-22333.+

10.63	Nanophase Technologies Corporation 2010 Equity Compensation Plan, as amended, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 29, 2016.+

10.64	Form of Stock Option Award Agreement under the 2010 Equity Compensation Plan, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.+

10.65	Nanophase Technologies Corporation 2019 Equity Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 22, 2019.+

10.66	Building Lease, dated as of September 15, 2010, between the Company and the Village of Burr Ridge, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.67	Building Lease, dated as of March 13, 2017, between the Company and the Village of Burr Ridge, incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.68*	Know-How License Agreement, executed by the Company on June 26, 2017, between the Company and Eminess Technologies, Inc., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 29, 2017.

10.70	Technology Development Agreement, executed by the Company on June 26, 2017, between the Company and Eminess Technologies, Inc., incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed June 29, 2017.

10.71*	Exclusive Supply Agreement, effective April 1, 2021, between Solesence, LLC and Ilia Beauty, Inc., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 14, 2021.

10.72*	Lease, effective December 1, 2021, between the Company and FR JH 10, LLC, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 9, 2021.

21.1	Subsidiary of the Company. (filed herewith)

23.1	Consent of RSM US LLP. (filed herewith)

31.1	Certification of the Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act. (filed herewith)

31.2	Certification of the Chief Financial Officer (principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act. (filed herewith)

32	Certification of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350. (filed herewith)

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Cash Flows, (4) the Statements of Stockholders’ Equity, and (5) the Notes to the Financial Statements.

*	Confidentiality previously granted for portions of this agreement.

+	Indicates management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2024.

NANOPHASE TECHNOLOGIES CORPORATION

By:	/s/ Jess A. Jankowski
Jess A. Jankowski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 2024.

Signature	Title

/s/ Jess A. Jankowski	President, Chief Executive Officer (principal executive officer,
Jess A. Jankowski	principal financial officer, and principal accounting officer) and Director

/s/ R. Janet Whitmore	Chair of the Board of Directors
R. Janet Whitmore

/s/ Laura M. Beres	Director
Laura M. Beres

/s/ Mark E. Miller	Director
Mark E. Miller