Form 10-Q
period 2024-03-31
NANOPHASE TECHNOLOGIES Corp
filed 2024-05-13
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2024

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

As of May 13, 2024, there were 54,860,984 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited Consolidated Condensed)

	(in thousands except share and per share data)
ASSETS	March 31, 2024	December 31, 2023
Current assets:
Cash	$2,018	$1,722
Trade accounts receivable, less allowance for credit losses of $247 for March 31, 2024, and $225 for December 31, 2023	5,227	3,467
Other receivables	55	—
Inventories, net	13,281	10,031
Prepaid expenses and other current assets	1,496	1,082
Total current assets	22,077	16,302

Equipment and leasehold improvements, net	8,806	8,668
Operating leases, right of use	7,619	7,907
Other assets, net	2	4
Total assets	$38,504	$32,881
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit – accounts receivable, related party	850	2,810
Current portion of long-term debt, related party	—	2,000
Current portion of operating lease obligations	1,171	1,297
Accounts payable	6,216	6,260
Current portion of deferred revenue	2,592	2,353
Accrued expenses	1,348	869
Total current liabilities	12,177	15,589

Long-term portion of operating lease obligations	8,936	9,152
Long-term line of credit – inventory, related party	5,200	5,000
Long-term debt, related party	1,000	1,000
Asset retirement obligations	240	238
Total long-term liabilities	15,376	15,390

Mezzanine equity:
Series X convertible preferred stock: 15,000 and 0 shares, designated, issued and outstanding and liquidation preference of $6,000 from preferred stock in Shareholders’ equity on March 31, 2024 and December 31, 2023, respectively	6,000	—

Shareholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized, and 15,000 and 0 shares issued and outstanding on March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 54,860,984 and 49,627,254 shares issued and outstanding on March 31, 2024 and December 31, 2023, respectively	548	496
Additional paid-in capital	108,173	106,069
Accumulated deficit	(103,770)	(104,663)
Total Shareholders’ equity	4,951	1,902
Total liabilities and shareholders’ equity	$38,504	$32,881

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited Consolidated Condensed)

(in thousands except share and per share data)

	Three months ended March 31,
	2024	2023
	(in thousands except share and per share data)
Net revenue:
Product revenue	$9,772	$9,336
Other revenue	96	121
Total net revenue	9,868	9,457

Cost of revenue	6,288	7,308
Gross profit	3,580	2,149

Operating expense:
Research and development expense	910	1,003
Selling, general and administrative expense	1,559	2,150
Income (loss) from operations	1,111	(1,004)
Interest expense	218	155
Income (loss) before provision for income taxes	893	(1,159)
Provision for income taxes	—	—

Net income (loss)	$893	$(1,159)

Net income (loss) per share-basic	$0.02	$(0.02)

Weighted average number of basic common shares outstanding	52,675,851	49,429,407

Net income (loss) per share-diluted	$0.02	$(0.02)

Weighted average number of diluted common shares outstanding	58,035,741	49,429,407

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited Consolidated Condensed)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance on December 31, 2022	—	$—	49,320,680	$493	$105,226	$(100,070)	$5,649
Issuance of shares and stock option exercises	—	—	199,891	2	99	—	101
Stock-based compensation	—	—	—	—	209	—	209
Cumulative effect of accounting changes related to expected credit loss	—	—	—	—	—	(203)	(203)
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(1,159)	(1,159)
Balance on March 31, 2023	—	$—	49,520,571	495	105,534	(101,432)	4,597

Balance on December 31, 2023	—	$—	49,627,254	$496	$106,069	$(104,663)	$1,902
Issuance of shares and stock option exercises	—	—	5,233,730	52	1,944	—	1,996
Stock-based compensation	—	—	—	—	160	—	160
Net income for the three months ended March 31, 2024	—	—	—	—	—	893	893
Balance on March 31, 2024	—	$—	54,860,984	548	108,173	(103,770)	4,951

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited Consolidated Condensed)

	Three months ended March 31,
	2024	2023
	(in thousands)
Operating activities:
Net income (loss)	$893	$(1,159)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	234	174
Stock-based compensation	160	209
Changes in assets and liabilities related to operations:
Trade accounts receivable	(1,760)	151
Inventories	(3,250)	721
Prepaid expenses and other assets	(414)	(67)
Accounts payable	(330)	(768)
Accrued expenses	481	111
Deferred revenue	239	(346)
Other receivables	(55)	—
Change in ROU asset and lease liability, net	(53)	192
Net cash used in operating activities	(3,855)	(782)

Investing activities:
Acquisition of equipment and leasehold improvements	(85)	(21)
Net cash used in investing activities	(85)	(21)

Financing activities:
Proceeds from line of credit - inventory, related party	200	1,000
Payments to line of credit – accounts receivable, related party	(1,960)	(1,390)
Payments to term loans, related party	(2,000)	—
Proceeds from issuance of mezzanine preferred stock	6,000	—
Proceeds from issuance of stock and exercise of stock options	1,996	101
Net cash provided by (used in) financing activities	4,236	(289)
Increase (decrease) increase in cash and cash equivalents	296	(1,092)
Cash and cash equivalents at beginning of period	1,722	2,186
Cash and cash equivalents at end of period	$2,018	$1,094

Supplemental cash flow information:
Interest paid	$160	$97

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$286	$437

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited Consolidated Condensed)

(in thousands, except share and per share data or as otherwise noted herein)

(1) Basis of Presentation

The accompanying unaudited consolidated condensed interim financial statements of Nanophase Technologies Corporation (“Nanophase”, “Company”, “we”, “our”, or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of our financial position and operating results for the interim periods presented. All statements include the results from both Nanophase and our wholly-owned subsidiary, Solésence, LLC (“Solésence,” or our “Solésence® subsidiary”). Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission.

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

Under SEC Release 33-10513; 34-83550, Amendments to Smaller Reporting Company Definition, the Company qualifies as a smaller reporting company and accordingly, it has scaled some of its disclosures of financial and non-financial information in this quarterly report. The Company will continue to determine whether to provide additional scaled disclosures of financial or non-financial information in future quarterly reports, annual reports and/or proxy statements if it remains a smaller reporting company under SEC rules.

(3) Revenues and Other Income

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

Contract balances at March 31, 2024, December 31, 2023, and December 31, 2022 are as follows:

	Accounts Receivable, net	Contract Assets	Contract Liabilities
Balance, December 31, 2022	$4,734	$—	$2,188
Balance, December 31, 2023	3,467	—	2,353
Balance, March 31, 2024	5,227	—	2,592

Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was $679 and $1,297 for the three months ended March 31, 2024 and 2023, respectively.

Other revenue may include revenue from technology license fees and paid development projects. Technology license fees and paid development projects are recognized over time when the obligations under the agreed upon contractual arrangements are performed on our part.  Other revenue recognized over time was $96 and $121 for the three months ended March 31, 2024 and 2023, respectively.

Nanophase Technologies also had $55 in Other Receivables which consisted of pending sublease rental payments.

Nanophase Technologies subleases portions of its leased facilities that are used to support operations for the lessees. Total lease payment received for the period of March 31, 2024 and 2023 was $204 and $196, respectively. The arrangement is not with a related party.

Payments received by the Company for these subleases are comprised of two components, which include base rent and Common Area Maintenance (CAM) charges. While the base rent is fixed, the CAM charges are indexed directly to the Master Lease and are expected to be adjusted periodically as actual costs are incurred. However, the executed sublease agreements specifically itemize these costs with a provision that informs the sublessee that the CAM charges will be adjusted (up or down) based on actual amounts once this information becomes known. As such, the nature of the charges is more closely representative of a fixed payment (an “in-substance fixed” charge) with the adjustments occurring simply to “true up” the listed CAM charges once actual charges from the head lessor become known. As sublessor, Nanophase Technologies has elected the practical expedient to not separate lease and nonlease components in disclosing future undiscounted cashflows and treats the combined components as a single lease component.

The one sublease arrangement that is not now month to month automatically renews following expiration of the initial term on May 31, 2025, with a one-year notice required to terminate the lease. As of the issuance of these financial statements the sublessee has not yet provided notice of their intent to renew or terminate said arrangement. The Company believes the sublease will not be renewed.

The future undiscounted lease payments associated with this arrangement are provided below, and only include the period for which enforceable rights and obligations exist as of the date of financial statement issuance. The below is taken from the December 31, 2023 Form 10-K and is still relevant at March 31, 2024.

	For the Year
Months	2024	2025
January - May	$124,015	$128,640
June - December	173,621	—

Total	$297,636	$128,640

(4) Earnings Per Share

Included in the computation of diluted earnings per share for the three months ended March 31, 2024 was a total of 5,359,890 in potential common stock. This total was comprised of: 1) options to purchase approximately 250,000 shares of common stock outstanding, and 2) preferred stock convertible into a total of 5,109,890 shares of common stock outstanding as of March 31, 2024. Options to purchase approximately 1,164,000 shares of common stock that were outstanding as of March 31, 2023 were not included in the computation of earnings per share for the three months ended March 31, 2023, as inclusion of these shares would have resulted in an anti-dilutive effect and were thus omitted from disclosure.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended March 31,
	2024	2023
Numerator: (in Thousands)
Net income (loss)	$893	$(1,159)

Denominator:
Weighted average number of basic common shares outstanding	52,675,851	49,429,407
Weighted average additional shares assuming conversion of in-the-money stock options to common shares	250,000	—
Weighted average additional shares assuming conversion of issued convertible preferred stock	5,109,890	—
Weighted average number of diluted common shares outstanding	58,035,741	49,429,407

Basic earnings per common share:
Net income (loss) per share – basic	$0.02	$(0.02)
Diluted earnings per common share:
Net income (loss) per share – diluted	$0.02	$(0.02)

ASC 260-10-45-40 requires that convertible preferred stock be assumed to have been converted at the beginning of the period (or at time of issuance, if later), and the resulting common shares shall be included in the denominator. As such, the 15,000,000 potential common shares from the instruments were included in the weighted-average common shares outstanding computation for diluted earnings per share and was applied using the “if converted” method per ASC 260-10-45-40(a).

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

 There were no financial instruments adjusted to fair value on March 31, 2024 and December 31, 2023.

 (6) Related Party Notes and Lines of Credit

Notes and lines of credit consist of the following:

		As of March 31, 2024		As of December 31, 2023
	Rate	Available	Outstanding Balance	Available	Outstanding Balance
Libertyville Bank & Trust (1)	9.50%	$30	$—	$30	$—
Libertyville Bank & Trust (2)	9.50%	500	—	500	—
Beachcorp, LLC (3)	9.25%	5,415	850	3,298	2,810
Beachcorp, LLC (4)	9.25%	5,200	5,200	5,200	5,000
Strandler, LLC (5)	9.25%	1,000	1,000	1,000	1,000
Strandler, LLC (6)	9.25%	—	—	2,000	2,000

1)	Since July 2014, we have maintained a bank-issued letter of credit for up to $30 in borrowings, with interest at the prime rate plus 1%, to support our obligations under our Romeoville, Illinois facility lease agreement. No borrowings have been incurred under this promissory note. It is our intention to renew this note annually. Because there were no amounts outstanding on the note at any time during 2023 or 2022, we have recorded no related liability on our balance sheet.

2)	On December 21, 2021, the existing credit agreement with Libertyville was converted for use to support our obligations under our newly leased manufacturing and warehouse space in Bolingbrook, Illinois. Interest on drawn balances will be at the prime rate plus 1%. This credit agreement has a maturity of December 22, 2024. We expect to renew this agreement annually, as the lease requires. This credit agreement is secured by all the unencumbered assets of the Company and has superior collateral rights to those credit facilities with Beachcorp, LLC and Strandler, LLC.

3)	On January 28, 2022 the Company entered into an Amended and Restated Business Loan Agreement (the “A&R Loan Agreement”), which amends and restates the Master Agreement between the Company and Beachcorp, LLC, and a new promissory note in order to evidence the A/R Revolver facility, including an amendment to expand the limit on the A/R Revolver Facility from $6,000 to $8,000, reduce the interest rate to the prime rate plus 0.75%, and extend the maturity of the A/R Revolver Facility to March 31, 2024. On March 1, 2024 the company entered into a Second Amendment to the Amended and Restated Business Loan Agreement extending the maturity of the A/R Revolver Facility to October 1, 2025.

4)	On January 28, 2022 the Company entered into the A&R Loan Agreement and a new revolving loan agreement (“Inventory Facility”) with Beachcorp, LLC, and a new promissory note in order to evidence the Inventory Facility. The maximum borrowing amount under the Inventory Facility is $4,000, with a borrowing base consisting of up to 50% of the value of qualified inventory of the Company. The interest rate for the Inventory Revolver is at the prime rate plus 0.75%, and it matures on March 31, 2024. On November 13, 2023 the Company entered into a Replacement Promissory Note with Beachcorp, LLC replacing the Inventory Facility promissory note executed on January 28, 2022. The maximum borrowing amount under the replacement Inventory Facility was increased to $5,200, with a borrowing base consisting of up to 55% of the value of qualified inventory of the Company. The interest rate for the replacement Inventory Revolver remains at the prime rate plus 0.75%. On March 1, 2024 the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Inventory Revolver Facility to October 1, 2025.

5)	On January 28, 2022 the Company entered into an additional Business Loan Agreement (the “New Term Loan Agreement”) with Strandler, LLC, which effectively transferred or assigned the Term Loan to Strandler, LLC from Beachcorp, LLC. Interest on the New Term Loan is at the prime rate plus 0.75%. Strandler, LLC is also an affiliate of Bradford T. Whitmore. On March 1, 2024 the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to October 1, 2025.

6)	On November 13, 2023 the Company entered into a new Promissory Note (“Bridge Note”) with Strandler, LLC. The maximum borrowing amount under the Bridge Note is $2,000. The interest rate for the Bridge Note is at the prime rate plus 0.75%, and it matures on May 13, 2024. The Bridge Note was repaid in February 2024.

The Company classifies the line of credit – accounts receivable as current because we are required to pay back the borrowings as cash is received from our customers. The company’s remaining debt is presented within the consolidated balance sheet as of March 31, 2024, and December 31, 2023 in accordance with the maturity dates in the financing agreements.

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

Related party interest expense consists of the following:

	Three Months Ended March 31,
	2024	2023
Interest expense, related parties	$212	$150

Accrued interest consists of the following:

	Three Months Ended March 31,
	2024	2023
Accrued interest expense, related parties	$57	$59

Outstanding balances associated with related parties are as follows:

	Three Months Ended March 31,
	2024	2023
Beachcorp, LLC	$6,050	$6,893
Strandler, LLC	1,000	1,000

(7) Inventories

Inventories consist of the following:

	March 31, 2024	December 31, 2023

Raw materials	$11,354	$8,524
Finished goods	2,690	2,184
Inventory reserve	(763)	(677)
Total Invento ries, net	13,281	10,031

(8) Capital Stock

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

ASC 815-15-25-17D provides guidance for assessing host contracts in the form of preferred shares, in which 25-17D(b) states that an investor’s ability to “convert a preferred share into a fixed number of common shares generally is viewed as an equity-like characteristic”. Because conversion of the Series X shares is at the discretion of the Holder, conversion is in a fixed number of shares, dividends are not typically paid and cash settlement would only occur in the unlikely event of change in control, the host contract has the characteristics of, and is classified as, an equity instrument, and the embedded derivatives and host contract are considered clearly and closely related. As such, the embedded derivatives does not require bifurcation and the Series X preferred shares shall be reported as mezzanine equity on the balance sheet.

Issuance costs associated with issuance of the Series X Preferred Stock were immaterial.

(9) Significant Customers and Contingencies

The portion of total revenue from our significant customers are as follows for the periods ending March 31, 2024, and 2023:

		For the three months ended March 31,
Customer #	Product Category	2024	2023
1	Solésence®	35%	5%
2	Personal Care Ingredients	14%	37%
3	Solésence®	12%	9%
4	Solésence®	4%	11%

	Total	65%	62%

Accounts receivable balances for these four customers were approximately:

		For the three months ended March 31,
Customer #	Product Category	2024	2023
1	Solésence®	$3,018	$424
2	Personal Care Ingredients	692	1,197
3	Solésence®	600	485
4	Solésence®	10	548

	Total	$4,320	$2,654

We currently have exclusive supply agreements with BASF Corporation (“BASF”), that have contingencies outlined which could potentially result in the sale of production equipment from the Company to the customer intended to provide capacity sufficient to meet the customer’s production needs. This outcome may occur if we fail to meet certain performance requirements. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at either 115% of the equipment’s net book value or the greater of 30% of the original book value of such equipment, and any associated upgrades to it, or 115% of the equipment’s net book value, depending on the equipment and related products.

If a triggering event were to occur and BASF elected to proceed with the equipment sale mentioned above, we would lose significant revenue. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by our agreement with the customer. Similar consequences would occur if we were determined to have materially breached certain other provisions of the supply agreement with BASF.

(10) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $288 and $1,435 for the three months ended March 31, 2024 and 2023, respectively.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States. We categorize our revenue stream into three main product categories, Personal Care Ingredients, Advanced Materials and Solésence. The revenues, by category, for the three months ended March 31, 2024 and 2023 are as follows:

	Three months ended March 31,
Product Category	2023	2023
Solésence	$8,104	$5,044
Personal Care Ingredients	1,376	3,544
Advanced Materials	388	869
Total Sales	$9,868	$9,457

(11) Subsequent Event

On April 10, 2024 the Company and BASF entered into a Settlement Agreement and General Release (the “Settlement Agreement”), providing for settlement of the New Jersey Complaint and resolution of the parties’ disputes. Under the Settlement Agreement, the Company and BASF agreed to enter into the Amendment (defined below) in exchange for (i) a mutual release of all claims related to the New Jersey Complaint and any claims based on similar facts or legal theories (collectively, the “Claims”), (ii) the filing of a Stipulation of Dismissal with the SCNJ voluntarily dismissing the New Jersey Complaint with prejudice, (iii) mutual covenants by the Company and BASF not to sue the other party for the Claims, (iv) the Company and BASF entering into the Modified Product MOU (defined below), (v) mutual indemnification as to certain claims arising out of the making, use, purchase, sale, or development of products in connection with the Modified Product MOU, and (vi) provisions regarding confidentiality of settlement terms and other customary settlement terms. The Stipulation of Dismissal was filed with the SCNJ on April 11, 2024, thereby concluding the New Jersey Complaint.

In connection with the Settlement Agreement, the Company and BASF entered into an Amendment No. 5 (the “Amendment”) to the Agreement, and a Binding Memorandum of Understanding regarding the Company using its commercially reasonable efforts to develop a modified zinc oxide product for BASF’s exclusive purchase under the Agreement (the “Modified Product MOU”). The Amendment includes provisions (a) amending the exclusivity section of the Agreement to provide that (i) BASF has the exclusive right to use zinc oxide materials that the Company develops, makes, or sells to BASF as an ingredient for uses in the Field, and (ii) the Company or its affiliates, including Solésence, can supply and sell both certain finished products containing zinc oxide for use in the Field to customers anywhere in the world and certain zinc oxide dispersions that the Company developed or develops for a particular customer, and (b) amending the provisions of the Agreement concerning order forecasting and procedures, operational planning, inventory and capacity requirements, and periodic facility shutdown arrangements, to more effective serve each party’s business needs with respect to all product that BASF purchases from the Company under the Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nanophase is a health-oriented, science-driven company, which, along with its wholly owned subsidiary, Solésence, LLC (our “Solésence beauty science subsidiary”), is focused on various beauty- and life-science markets. Our primary skin health products are fully developed prestige skin care formulations with mineral-based UV protection, marketed and sold through our Solésence beauty science subsidiary, enabled by our proprietary Active Pharmaceutical Ingredients (“APIs”) which are also marketed as APIs for sale to manufacturers of other types of skin health products, including sunscreens and daily care products.  In terms of the balance of our life sciences focus, we have seen current conditions decreased demand for our medical diagnostics ingredients, which are used in testing for various viruses.  Additionally, we continue to sell products in legacy markets including architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, and surface finishing technologies (polishing) applications— all of which, along with medical diagnostics, currently fall into the advanced materials product category.

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

Polymerase Chain Reaction (“PCR”) testing for various viruses, most notably SARS-CoV-2 (“COVID-19”), has become a critical use of our technology in the life science space. However, we have seen current conditions decrease demand for our medical diagnostics ingredients, which are used in testing for various viruses. We believe that our deep expertise in materials science has created advantages that enable performance in certain tests that may not be achievable through other materials. Outside of life science, we continue to sell advanced materials for use in legacy applications, all of which, along with medical diagnostics, currently fall into the advanced materials product category.

Given our technological position, in addition to the historical market acceptance of our APIs for use in skin health products and sunscreens, rapidly growing sales for our suite of Solésence® finished products, and the expanded use of our diagnostic materials in aiding the fight to curb the spread of COVID-19 and other viruses, in 2021 we announced that we reoriented our Company strategy. We continue to see unprecedented demand in both beauty science, for our APIs and finished products. The markets for both have shown an appetite for what we are producing, and management believes that this growth is happening now due to a confluence of our technology, market conditions that favor what we produce, and our expanded expertise in these areas.

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

Results of Operations

Total revenue increased to $9,868 for the three months ended March 31, 2024, compared to $9,457 for the same period in 2023. A substantial majority of our revenue was from our four largest customers for the four months ended March 31, 2024, and 2023, respectively. This reflects sales of APIs to our largest customer in skin care and sunscreen applications and , our three largest customers for our finished skin health products marketed through our Solésence subsidiary. This is the revenue breakdown, as a percentage of total revenue, from the four customers referenced above:

		For the three months ended March 31,
Customer #	Product Category	2024	2023
1	Solésence®	35%	5%
2	Personal Care Ingredients	14%	37%
3	Solésence®	12%	9%
4	Solésence®	4%	11%

	Total	65%	62%

Product revenue, the primary component of our total revenue, increased to $9,772 for the three months ended March 31, 2024, compared to $9,336 during the same period of 2023. This increase was due to continued growth in the adoption of our Solésence® products, partially offset by a decrease in API sales to our largest customer in our personal care ingredients business and decrease in sales of our medical diagnostics materials.

Other revenue decreased to $96 for the three months ended March 31, 2024, compared to $121 for 2023. Other revenue is typically comprised primarily of developmental or licensing fees.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements.  Cost of revenue decreased to $6,288 for the three months ended three months ended March 31, 2024, compared to $7,308 for the same period in 2023.  The decrease in cost of revenue was primarily driven by operational efficiencies in the manufacturing of our Solésence® products and partially offset by price inflation on materials. While we typically pass-through costs to our customers, we sometimes cannot pass through 100% of pricing increases on raw materials.

Our business has a certain cyclicality of demand, often based upon seasonal demands, industry launch cycles, or a confluence of both. Capacity is a key area of focus to increase throughput first, followed quickly by increased cost efficiency once we can achieve greater scale. Our planning has had us adding to our current fixed manufacturing cost structure through 2024 to accommodate additional growth, and to build a better base for further growth beyond that level. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to cut costs and pass commodity market-driven raw materials increases on to customers, and the speed and efficiency with which we are able to scale up production for our Solésence products. We expect that, as product revenue volume increases, our fixed manufacturing costs will be more efficiently absorbed, which should lead to increased margins as we grow. We expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets and cost and wage inflation but may or may not realize gross margin percentage growth through 2024 and beyond, dependent upon the factors discussed above.

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

Research and development expense decreased to $910 for the three months ended three months March 31, 2024, compared to $1,003 for the same period in 2023. The decrease is due in large part to decreased legal costs related to research and development in 2024 compared to 2023.

Selling, general and administrative expense decreased to $1,559 for the three months ended March 31, 2024, compared to $2,150 for the same period in 2023.  The decrease is due in large part to decreased legal costs in 2024 compared to 2023 and increased employee related costs when compared to 2023. Total legal costs decreased approximately $505 in 2024 compared to 2023.

Inflation

We believe inflation has had an incremental impact on our costs of operations and financial position to date. However, supplier price increases and wage and benefit inflation, both of which represent a significant component of our costs of operations, could have a material effect on our operations and financial position in 2024 if we are unable to pass through any applicable increases under our present contracts or through to our markets in general. We have begun to increase pricing where possible and continue to adjust our pricing to the extent supported by the markets we are in, and under any contract limitations we may have.

Liquidity and Capital Resources

Cash, cash proceeds and use of cash for the three months ended March 31, 2024 and 2023, and year ended December 31, 2023 were:

	Three months ended March 31, 2024	Three months ended March 31, 2023	Year ended December 31, 2023
Total cash	$2,018	$1,094	$1,722
Cash used in operating activities	(3,855)	(782)	(2,006)
Net cash used in investing activities	(85)	(21)	(1,051)
Net cash provided by (used in) provided by financing activities	4,236	(289)	2,593

The net cash used during the three months ended March 31, 2024 was primarily due to increased inventory. Net cash used in investing activities was attributable to expenditures on capital equipment for all periods presented above. The Company’s loan agreements with Strandler, LLC and Beachcorp. LLC currently are set to expire on October 1, 2025.

 Our actual future capital requirements in 2024 and beyond will depend on many factors, including customer acceptance of our current and potential finished Solésence products, APIs sold as ingredients in to the skin health markets, medical diagnostics ingredients, and other engineered materials, applications, and products, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell these products and ingredients. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, and conditions within the markets supplying labor and materials for capital equipment, we expect that capital spending relating to currently known capital needs for 2024 will be between $3 million and $6 million, to be funded by profit from operations, our existing loans and lines of credit, and possible new debt financing. If those projects are delayed or ultimately prove unsuccessful, or if we fail to be able to support the additional cost of funding them in the near term, we expect our capital expenditures may fall below the lower end of the range. Similarly, substantial success in business development projects may cause the actual 2024 capital investment to exceed the top of this range.

Additional Consideration

We have federal net operating loss carryforwards for tax purposes of approximately $50 million on December 31, 2023. We have tax effected section 179 carryforwards of approximately $0.2 million at December 31, 2023. Because the Company may experience “ownership changes” within the meaning of the U.S. Internal Revenue Code (“IRC”) in connection with any future equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the IRC. If not utilized, $44 million of this loss carryforward will expire between 2024 and 2037. Given changes to the IRC, net operating loss carryforwards generated after January 1, 2018 do not expire, therefore, $5.6 million in net operating losses generated since January 1, 2018 do not expire. We have Illinois net loss deduction carryforwards for tax purposes of approximately $21.3 million on December 31, 2023. Due to the provisions of Illinois Public Act 102-0669 signed November 16, 2021, Illinois net loss deductions expire between 2029 and 2042.

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

Safe Harbor Provision

We want to provide investors with more meaningful and useful information. As a result, this Quarterly Report on Form 10-Q (the “Form 10-Q”) contains and incorporates by reference certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements reflect our current expectations of the future results of our operations, performance, and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance, or achievements in 2024 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: our ability to be consistently profitable despite the losses we have incurred since our incorporation; a decision by a customer to cancel a purchase order or supply agreement in light of our dependence on a limited number of key customers; the terms of our supply agreements with BASF which could trigger a requirement sell equipment to that customer; our potential inability to obtain working capital when needed on acceptable terms or at all; our ability to obtain materials at costs we can pass through to our customers, including Rare Earth elements, specifically cerium oxide, as well as high purity zinc; uncertain demand for, and acceptance of, our Solésence products, and our advanced materials; our manufacturing capacity and product mix flexibility in light of customer demand; our limited marketing experience, including with our suite of Solésence products; changes in development and distribution relationships; the impact of competitive products and technologies; our dependence on patents and protection of proprietary information; our ability to maintain an appropriate electronic trading venue for our securities; the impact of any potential new governmental regulations, especially any new governmental regulations focusing on the processing, handling, storage or sale of nanomaterials, that could be difficult to respond to or costly to comply with; business interruptions due to unexpected events or public health crises, including viral pandemics such as COVID-19; and the resolution of litigation or other legal proceedings in which we may become involved. In addition, our forward-looking statements could be affected by general industry and market conditions and growth rates. Readers of this Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On August 9, 2022, BASF Corporation (“BASF”) filed a complaint against the Company (the “New Jersey Complaint”) in the Superior Court of New Jersey (“SCNJ”) alleging that the Company breached the Zinc Oxide Supply Agreement dated as of September 16, 1999 between the Company and BASF, as assignee, as amended through January 1, 2019 (the “Agreement”). The New Jersey Complaint specifically alleged that the Company had breached the exclusivity provision of the Agreement by selling zinc oxide to entities other than BASF, including sales to the Company’s subsidiary Solésence, LLC (“Solésence”), in markets designated as being in the field of use (the “Field”) under the Agreement. In late February 2023, the Company answered the New Jersey Complaint, denying all wrongdoing and filed counterclaims, including a request for a declaration that contrary to BASF’s views, the exclusivity provision of the Agreement does not apply to all products containing zinc oxide for uses in the Field nor does the exclusivity provision prohibit the Company’s sales through Solésence of products containing zinc oxide as an ingredient.

Following certain discovery, rulings on several motions, and the parties’ extensive negotiations, the Company and BASF entered into a Settlement Agreement and General Release on April 10, 2024 (the “Settlement Agreement”), providing for settlement of the New Jersey Complaint and resolution of the parties’ disputes. Under the Settlement Agreement, the Company and BASF agreed to enter into the Amendment (defined below) in exchange for (i) a mutual release of all claims related to the New Jersey Complaint and any claims based on similar facts or legal theories (collectively, the “Claims”), (ii) the filing of a Stipulation of Dismissal with the SCNJ voluntarily dismissing the New Jersey Complaint with prejudice, (iii) mutual covenants by the Company and BASF not to sue the other party for the Claims, (iv) the Company and BASF entering into the Modified Product MOU (defined below), (v) mutual indemnification as to certain claims arising out of the making, use, purchase, sale, or development of products in connection with the Modified Product MOU, and (vi) provisions regarding confidentiality of settlement terms and other customary settlement terms. The Stipulation of Dismissal was filed with the SCNJ on April 11, 2024, thereby concluding the New Jersey Complaint.

In connection with the Settlement Agreement, the Company and BASF entered into an Amendment No. 5 (the “Amendment”) to the Agreement, and a Binding Memorandum of Understanding regarding the Company using its commercially reasonable efforts to develop a modified zinc oxide product for BASF’s exclusive purchase under the Agreement (the “Modified Product MOU”). The Amendment includes provisions (a) amending the exclusivity section of the Agreement to provide that (i) BASF has the exclusive right to use zinc oxide materials that the Company develops, makes, or sells to BASF as an ingredient for uses in the Field, and (ii) the Company or its affiliates, including Solésence, can supply and sell both certain finished products containing zinc oxide for use in the Field to customers anywhere in the world and certain zinc oxide dispersions that the Company developed or develops for a particular customer, and (b) amending the provisions of the Agreement concerning order forecasting and procedures, operational planning, inventory and capacity requirements, and periodic facility shutdown arrangements, to more effective serve each party’s business needs with respect to all product that BASF purchases from the Company under the Agreement.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101	The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Shareholders Equity, (4) the Statements of Cash Flows, and (5) the Notes to Unaudited Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date:	May 13, 2024	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer
(principal executive officer, and principal financial officer)