Form 10-Q
period 2024-06-30
NANOPHASE TECHNOLOGIES Corp
filed 2024-08-09
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2024

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

As of August 9, 2024, there were 69,860,984 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED JUNE 30, 2024

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited Consolidated Condensed)

	(in thousands except share and per share data)
ASSETS	June 30, 2024	December 31, 2023
Current assets:
Cash	$2,358	$1,722
Trade accounts receivable, less allowance for credit losses of $307 for June 30, 2024, and $225 for December 31, 2023	5,932	3,467
Inventories, net	13,874	10,031
Prepaid expenses and other current assets	2,096	1,082
Total current assets	24,260	16,302

Equipment and leasehold improvements, net	9,261	8,668
Operating leases, right of use	7,326	7,907
Other assets, net	2	4
Total assets	$40,849	$32,881
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit – accounts receivable, related party	$2,272	$2,810
Current portion of long-term debt, related party	—	2,000
Current portion of operating lease obligation	1,043	1,297
Accounts payable	5,577	6,260
Deferred revenue	3,077	2,353
Accrued expenses	1,800	869
Total current liabilities	13,769	15,589

Long-term portion of operating lease obligations	8,714	9,152
Long-term line of credit – inventory, related party	5,200	5,000
Long-term debt, related party	1,000	1,000
Asset retirement obligations	242	238
Total long-term liabilities	15,156	15,390

Shareholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized on June 30, 2024, and December 31, 2023, respectively. No shares issued and outstanding on June 30, 2024, and December 31, 2023, respectively.	—	—
Common stock, $.01 par value, 95,000,000 and 60,000,000 shares authorized; 69,860,984 and 49,627,254 shares issued and outstanding on June 30, 2024 and December 31, 2023, respectively	698	496
Additional paid-in capital	114,140	106,069
Accumulated deficit	(102,914)	(104,663)
Total Shareholders’ equity	11,924	1,902
Total liabilities and shareholders’ equity	$40,849	$32,881

See Notes to Unaudited Consolidated Condensed Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited Consolidated Condensed)

(in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue:
Product revenue	$12,923	$11,844	$22,694	$21,180
Other revenue	123	28	220	149
Total revenue	13,046	11,872	22,914	21,329

Operating expense:
Cost of revenue	9,306	8,197	15,594	15,505
Gross profit	3,740	3,675	7,320	5,824

Research and development expense	864	991	1,776	1,994
Selling, general and administrative expense	1,829	2,105	3,388	4,255
Income (loss) from operations	1,047	579	2,156	(425)
Interest expense	191	246	409	400
Income (loss) before provision for income taxes	856	333	1,747	(825)
Provision for income taxes	—	—	—	—
Net income (loss)	$856	$333	$1,747	$(825)

Net income (loss) per basic share	$0.02	$0.01	$0.03	$(0.02)

Weighted average number of basic common shares outstanding	56,674,170	49,567,338	54,675,011	49,498,755

Net income (loss) per diluted share	$0.01	$0.01	$0.03	$(0.02)

Weighted average number of diluted common shares outstanding	58,709,170	50,136,338	56,662,011	49,498,755

See Notes to Unaudited Consolidated Condensed Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited Consolidated Condensed)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance on December 31, 2022	—	$—	49,320,680	$493	$105,226	$(100,070)	$5,649
Issuance of shares and stock option exercises	—	—	199,891	2	99	—	101
Stock-based compensation	—	—	—	—	209	—	209
Cumulative effect of accounting changes related to expected credit losses	—	—	—	—	—	(203)	(203)
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(1,159)	(1,159)
Balance on March 31, 2023	—	$—	49,520,571	$495	$105,534	$(101,432)	$4,597

Issuance of shares and stock option exercises	—	—	68,633	1	33	—	34
Stock-based compensation	—	—	—	—	195	—	195
Net income for the three months ended June 30, 2023	—	—	—	—	—	333	333
Balance on June 30, 2023	—	$—	49,589,204	$496	$105,762	$(101,099)	$5,159

Balance on December 31, 2023	—	$—	49,627,254	$496	$106,069	$(104,663)	$1,902
Issuance of shares and stock option exercises	—	—	5,233,730	52	1,944	—	1,996
Stock-based compensation	—	—	—	—	160	—	160
Net income for the three months ended March 31, 2024	—	—	—	—	—	893	893
Balance on March 31, 2024	—	$—	54,860,984	$548	$108,173	$(103,770)	$4,951

Issuance of shares and stock option exercises	—	—	15,000,000	150	5,810	—	5,960
Stock-based compensation	—	—	—	—	157	—	157
Net income for the three months ended June 30, 2024	—	—	—	—	—	856	856
Balance on June 30, 2024	—	$—	69,860,984	$698	$114,140	$(102,914)	$11,924

See Notes to Unaudited Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited Consolidated Condensed)

	Six months ended June 30,
	2024	2023
	(in thousands)
Operating activities:
Net income (loss)	$1,747	$(825)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	469	346
Share-based compensation	317	404
Changes in assets and liabilities related to operations:
Trade accounts receivable	(2,465)	(1,187)
Inventories	(3,843)	427
Prepaid expenses and other assets	(1,011)	(177)
Accounts payable	(1,182)	(1,447)
Accrued expenses	935	419
Deferred revenue	724	(90)
Change in right of use (ROU) asset and lease liability, net	(111)	169
Net cash used in operating activities	(4,420)	(1,961)

Investing activities:
Acquisition of equipment and leasehold improvements	(562)	(811)
Net cash used in investing activities	(562)	(811)

Financing activities:
Proceeds from line of credit – AR, related party	14,875	16,804
Payments to line of credit – AR, related party	(15,414)	(16,494)
Proceeds from line of credit – inventory, related party	200	1,000
Proceeds from term loan, related party	—	1,338
Payments to term loan, related party	(2,000)	—
Proceeds from issuance of mezzanine preferred stock	6,000	—
Proceeds from issuance of stock and exercise of stock options	1,957	135
Net cash provided by financing activities	5,618	2,783
Increase in cash and cash equivalents	636	11
Cash and cash equivalents at beginning of period	1,722	2,186
Cash and cash equivalents at end of period	$2,358	$2,197

Supplemental cash flow information:
Interest paid	$341	$318

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$499	$39
Conversion of mezzanine preferred stock	$6,000	$—
ROU assets obtained in exchange for lease liabilities	$—	$36

See Notes to Unaudited Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited Consolidated Condensed)

(in thousands, except share and per share data or as otherwise noted herein)

(1) Basis of Presentation

The accompanying unaudited consolidated condensed interim financial statements of Nanophase Technologies Corporation (“Nanophase”, “Company”, “we”, “our”, or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of our financial position and operating results for the interim periods presented. All statements include the results from both Nanophase and our wholly-owned subsidiary, Solésence, LLC (“Solésence,” or our “Solésence® subsidiary”). Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

(3) Revenues and Other Income

Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration we expect to receive in exchange for those goods. When our ingredients and finished products are shipped, with control being transferred at the shipping point (which we do almost universally) we recognize the related revenue at the time of shipping. In the rare instances when we use FOB destination, we would not recognize revenue until the customer receives the product.

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

 Contract balances at June 30, 2024, December 31, 2023, and December 31, 2022 are as follows:

	Accounts Receivable	Contract Assets	Contract Liabilities
Balance, December 31, 2022	$4,734	$—	$2,188
Balance, December 31, 2023	3,467	—	2,353
Balance, June 30, 2024	5,932	—	3,077

Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was $924 and $726, for the three months ended June 30, 2024 and 2023, respectively, and $1,603 and $2,024 for the six months ended June 30, 2024 and 2023, respectively.

Other revenue may include revenue from technology license fees and paid development projects. Technology license fees and paid development projects are recognized over time when the obligations under the agreed upon contractual arrangements are performed on our part.  Other revenue recognized over time was $123 and $28, for the three months ended June 30, 2024 and 2023, respectively, and $220 and $149 for the six months ended June 30, 2024 and 2023, respectively.

Nanophase Technologies subleases portions of its leased facilities that are used to support operations for the lessees. Total lease payment received for the three and six months ended June 30, 2024 was $70 and $196, respectively. Total lease payment received for the three and six months ended June 30, 2023 was $274 and $393, respectively. The arrangements are not with a related party.

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

(4) Earnings Per Share

Options to purchase approximately 2,035,000 of common stock that were outstanding as of June 30, 2024 were included in the computation of diluted earnings per share for the three months ended June 30, 2024. Options to purchase approximately 1,987,000 shares of common stock that were outstanding as of June 30, 2024 were included in the computation of diluted earnings per share for the six months ended June 30, 2024, respectively. Options to purchase approximately 569,000 of common stock that were outstanding as of June 30, 2023 were included in the computation of diluted earnings per share for the three months ended June 30, 2023. Options to purchase approximately 726,000 shares of common stock that were outstanding as of June 30, 2023 were not included in the computation of diluted earnings per share for the six months ended June 30, 2023, respectively. The inclusion of these shares for the six months ended June 30, 2023 would have resulted in an anti-dilutive effect and were thus omitted from disclosure.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Numerator: (in Thousands)
Net income (loss)	$856	$333	$1,747	$(825)

Denominator:
Weighted average number of basic shares outstanding	56,674,170	49,567,338	54,675,011	49,498,755
Weighted average additional shares assuming conversion of in-the-money stock options to common shares and assumed repurchase of common shares by the Company	2,035,000	569,000	1,987,000	—
Weighted average number of diluted common shares outstanding	58,709,170	50,136,338	56,662,011	49,498,755

Basic earnings per common share:
Net income (loss) per share – basic	$0.02	$0.01	$0.03	$(0.02)
Diluted earnings per common share:
Net income (loss) per share – diluted	$0.01	$0.01	$0.03	$(0.02)

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

There were no financial instruments adjusted to fair value on June 30, 2024 and December 31, 2023.

(6) Related Party Notes and Lines of Credit

 Notes and lines of credit consist of the following:

		As of June 30, 2024		As of December 31, 2023
	Rate	Total Borrowing Capacity	Outstanding Borrowed Balance	Total Borrowing Capacity	Outstanding Borrowed Balance
Libertyville Bank & Trust (1)	9.50%	$30	$—	$30	$—
Libertyville Bank & Trust (2)	9.50%	500	—	500	—
Beachcorp, LLC(3)	9.25%	5,972	2,272	3,298	2,810
Beachcorp, LLC (4)	9.25%	5,200	5,200	5,200	5,000
Strandler, LLC (5)	9.25%	1,000	1,000	1,000	1,000
Strandler, LLC (6)	9.25%	—	—	2,000	2,000

1)	Since July 2014, we have maintained a bank-issued letter of credit for up to $30 in borrowings, with interest at the prime rate plus 1%, to support our obligations under our Romeoville, Illinois facility lease agreement. No borrowings have been incurred under this promissory note. It is our intention to renew this note annually. Because there were no amounts outstanding on the note at any time during 2023 or 2022, we have recorded no related liability on our balance sheet.

2)	On December 21, 2021, the existing credit agreement with Libertyville was converted for use to support our obligations under our newly leased manufacturing and warehouse space in Bolingbrook, Illinois. Interest on drawn balances will be at the prime rate plus 1%. This credit agreement has a maturity of December 22, 2024. We expect to renew this agreement annually, as the lease requires. This credit agreement is secured by all the unencumbered assets of the Company and has superior collateral rights to those credit facilities with Beachcorp, LLC and Strandler, LLC.

3)	On January 28, 2022, the Company entered into an Amended and Restated Business Loan Agreement (the “A&R Loan Agreement”), which amends and restates the Master Agreement between the Company and Beachcorp, LLC, and a new promissory note in order to evidence the A/R Revolver facility, including an amendment to expand the limit on the A/R Revolver Facility from $6,000 to $8,000, reduce the interest rate to the prime rate plus 0.75%, and extend the maturity of the A/R Revolver Facility to March 31, 2024. On March 1, 2024, the company entered into a Second Amendment to the Amended and Restated Business Loan Agreement extending the maturity of the A/R Revolver Facility to October 1, 2025.

4)	On January 28, 2022, the Company entered into the A&R Loan Agreement and a new revolving loan agreement (“Inventory Facility”) with Beachcorp, LLC, and a new promissory note in order to evidence the Inventory Facility. The maximum borrowing amount under the Inventory Facility is $4,000, with a borrowing base consisting of up to 50% of the value of qualified inventory of the Company. The interest rate for the Inventory Revolver is at the prime rate plus 0.75%, and it matures on March 31, 2024. On November 13, 2023, the Company entered into a Replacement Promissory Note with Beachcorp, LLC replacing the Inventory Facility promissory note executed on January 28, 2022. The maximum borrowing amount under the replacement Inventory Facility was increased to $5,200, with a borrowing base consisting of up to 55% of the value of qualified inventory of the Company. The interest rate for the replacement Inventory Revolver remains at the prime rate plus 0.75%. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Inventory Revolver Facility to October 1, 2025.

5)	On January 28, 2022, the Company entered into an additional Business Loan Agreement (the “New Term Loan Agreement”) with Strandler, LLC, which effectively transferred or assigned the Term Loan to Strandler, LLC from Beachcorp, LLC. Interest on the New Term Loan is at the prime rate plus 0.75%. Strandler, LLC is also an affiliate of Bradford T. Whitmore. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to October 1, 2025.

6)	On November 13, 2023, the Company entered into a new Promissory Note (the “Bridge Note”) with Strandler, LLC. The maximum borrowing amount under the Bridge Note was $2,000. The interest rate for the Bridge Note was at the prime rate plus 0.75%, and it was to mature on May 13, 2024. The Bridge Note was repaid in February 2024.

The Company classifies the line of credit – accounts receivable as current because we are required to pay back the borrowings as cash is received from our customers. The company’s remaining debt is presented within the consolidated balance sheet as of June 30, 2024, and December 31, 2023, in accordance with the maturity dates in the financing agreements.

Beachcorp, LLC and Strandler, LLC are affiliates of Mr. Bradford T. Whitmore, who beneficially owns a majority of the Company’s common stock and is the brother of Ms. R. Janet Whitmore, a director of the Company and the chair of the Company’s board of directors. The A/R Revolver Facility, the Inventory Facility and the New Term Loan are all secured by all the unencumbered assets of the Company and subordinated to the Company’s credit facility with Libertyville Bank & Trust. The Company’s loan agreements with Strandler, LLC and Beachcorp. LLC currently are set to expire on October 1, 2025, which could become an operating risk if we are not able to refinance or extend the maturity dates.

Related party interest expense consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Interest expense, related parties	$181	$211	$394	$361
Accrued interest expense, related parties	68	78	68	78

Outstanding debt balances obtained from related parties are as follows:

	June 30, 2024	December 31, 2023

Beachcorp, LLC	$7,472	$7,810
Strandler, LLC	1,000	3,000

(7) Inventories

Inventories consist of the following:

	June 30, 2024	December 31, 2023

Raw materials	$10,825	$7,847
Finished goods	3,049	2,184
Total inventories, net	$13,874	$10,031

The Company’s inventory includes an inventory reserve of $1,595 and $677 on June 30, 2024, and December 31, 2023, respectively.

 (8) Capital Stock

On March 1, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), between the Company and Strandler, LLC (“Strandler”).

Pursuant to the Purchase Agreement, the Company issued to Strandler 15,000 shares of the Company’s Series X Preferred Stock (the “Series X Preferred Stock”) at a purchase price per share of $400, for total consideration of $6,000,000, in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. The terms of the Series X Preferred Stock are set forth in the Company’s Certificate of Designations to its Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 4, 2024 (the “Certificate of Designations”).

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

Holders of Series X Preferred Stock (i) are not entitled to receive dividends, subject to customary anti-dilution protections, (ii) have no voting rights, and (iii) receive a liquidation preference of $400 per share. The Series X Preferred Stock ranks senior in right of payment to all securities designated as junior securities, including Common Stock.

ASC 815-15-25-17D provides guidance for assessing host contracts in the form of preferred shares, in which 25-17D(b) states that an investor’s ability to “convert a preferred share into a fixed number of common shares generally is viewed as an equity-like characteristic”. Because conversion of the Series X Preferred Shares is at the discretion of the Holder, conversion is in a fixed number of shares, dividends are not typically paid and cash settlement would only occur in the unlikely event of change in control, the host contract has the characteristics of, and is classified as, an equity instrument, and the embedded derivatives and host contract are considered clearly and closely related. As such, the embedded derivative does not require bifurcation and the Series X Preferred Shares shall be reported as mezzanine equity on the balance sheet.

Issuance costs associated with issuance of the Series X Preferred Stock were immaterial.

On June 18, 2024, the Company held a special meeting of stockholders where the Certificate Amendment was approved. The Certificate Amendment was filed with the State of Delaware on June 19, 2024. On June 20, 2024, Strandler converted its 15,000 shares of Series X Preferred Stock to 15,000,000 shares of Common Stock.

(9) Significant Customers and Contingencies

The portion of total revenue from our significant customers are as follows for the periods ending June 30, 2024, and 2023:

		Three months ended June 30,		Six months ended June 30,
Customer #	Product Category	2024	2023	2024	2023
1	Solésence®	33%	16%	34%	11%
2	Personal Care Ingredients	13%	26%	14%	31%
3	Solésence®	7%	11%	9%	10%
4	Solésence®	7%	15%	5%	13%
	Total	60%	68%	62%	65%

Accounts receivable balances for these four customers were approximately:

		June 30,	June 30,
Customer #	Product Category	2024	2023
1	Solésence®	$3,062	$1,587
2	Personal Care Ingredients	702	824
3	Solésence®	291	914
4	Solésence®	410	643
	Total	$4,465	$3,968

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

On April 10, 2024, the Company and BASF entered into a Settlement Agreement and General Release (the “Settlement Agreement”), providing for settlement of the New Jersey Complaint and resolution of the parties’ disputes. Under the Settlement Agreement, the Company and BASF agreed to enter into the Amendment (defined below) in exchange for (i) a mutual release of all claims related to the New Jersey Complaint and any claims based on similar facts or legal theories (collectively, the “Claims”), (ii) the filing of a Stipulation of Dismissal with the SCNJ voluntarily dismissing the New Jersey Complaint with prejudice, (iii) mutual covenants by the Company and BASF not to sue the other party for the Claims, (iv) the Company and BASF entering into the Modified Product MOU (defined below), (v) mutual indemnification as to certain claims arising out of the making, use, purchase, sale, or development of products in connection with the Modified Product MOU, and (vi) provisions regarding confidentiality of settlement terms and other customary settlement terms. The Stipulation of Dismissal was filed with the SCNJ on April 11, 2024, thereby concluding the New Jersey Complaint.

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

 (10) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $478 and $755 for the three and six months ended June 30, 2024, respectively, compared to $752 and $2,187 for the three and six months ended June 30, 2023, respectively. All of this revenue was product revenue.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States. We categorize our revenue stream into three main product categories, Personal Care Ingredients, Advanced Materials and Solésence. The revenues, by category, for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three months ended June 30,		Six months ended June 30,
Product Category	2024	2023	2024	2023
Solésence	$11,200	$7,779	$19,304	$12,823
Personal Care Ingredients	1,745	3,037	3,121	6,581
Advanced Materials	102	1,056	489	1,925
Total Sales	$13,046	$11,872	$22,914	$21,329

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

Polymerase Chain Reaction (“PCR”) testing for various viruses, most notably SARS-CoV-2 (“COVID-19”), has become a important use of our technology in the life science space. However, we have seen current conditions decrease demand for our medical diagnostics ingredients, which are used in testing for various viruses. We believe that our deep expertise in materials science has created advantages that enable performance in certain tests that may not be achievable through other materials. Outside of life science, we continue to sell advanced materials for use in legacy applications, all of which, along with medical diagnostics, currently fall into the advanced materials product category.

Given our technological position, in addition to the historical market acceptance of our APIs for use in skin health products and sunscreens, rapidly growing sales for our suite of Solésence® finished products, and the expanded use of our diagnostic materials in aiding the fight to curb the spread of COVID-19 and other viruses, in 2021 we announced that we reoriented our Company strategy. Regardless of the demand decrease for our medical diagnostic ingredients we continue to see unprecedented demand in beauty science for our APIs and finished products. The markets for both have shown an appetite for what we are producing, and management believes that this growth is happening now due to a confluence of our technology, market conditions that favor what we produce, and our expanded expertise in these areas.

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

Results of Operations

Total revenue increased to $13,046 for the three months ended June 30, 2024, compared to $11,872 for the same period in 2023. Total revenue increased to $22,914 for the six months ended June 30, 2023, compared to $21,329 for the same period in 2023. A substantial majority of our revenue was from our four largest customers for the three- and six-month periods ended June 30, 2024, and 2023, respectively. This reflects sales of APIs to our largest customer in skin care and sunscreen applications and, our three largest customers for our finished skin health products marketed through our Solésence subsidiary.  This is the revenue breakdown, as a percentage of total revenue, from the four customers referenced above:

		Three months ended June 30,		Six months ended June 30,
Customer #	Product Category	2024	2023	2024	2023
1	Solésence®	33%	16%	34%	11%
2	Personal Care Ingredients	13%	26%	14%	31%
3	Solésence®	7%	11%	9%	10%
4	Solésence®	7%	15%	5%	13%
	Total	60%	68%	62%	65%

Product revenue, the primary component of our total revenue, increased to $12,923 for the three months ended June 30, 2024, compared to $11,844 during the same period of 2023, and increased to $22,694 for the six months ended June 30, 2024, compared to $21,180 during the same period of 2023. This increase was due to continued growth in the adoption of our Solésence® products, partially offset by a decrease in API sales to our largest customer in our personal care ingredients business. We saw little revenue from medical diagnostics materials in 2024 and 2023.

Other revenue increased to $123 and $220 for the three- and six-month periods ended June 30, 2024, compared to $28 and $149 for the same periods in 2023, respectively. Other revenue is typically comprised primarily of developmental or licensing fees.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements.  Cost of revenue increased to $9,306 for the three months ended June 30, 2024, compared to $8,197 for the same period in 2023, and increased to $15,594 for the six months ended June 30, 2024, compared to $15,505 for the same period in 2023.  The increase for the three months in the cost of revenue was driven by higher demand and manufacturing inefficiencies. The increase for the six months in cost of revenue was primarily driven by increased volume and manufacturing inefficiencies related to Solésence® product launches. While we typically pass-through costs to our customers, we sometimes cannot pass through 100% of pricing increases on raw materials, and even with pass throughs, our gross margin percentage is negatively impacted by higher material costs.

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

Research and development expense decreased to $864 for the three months ended June 30, 2024, compared to $991 for the same period in 2023. For the six months ended June 30, 2024 research and development expense decreased to $1,776 compared to $1,994 for the same period in 2023. The decrease is due in large part to decreased legal costs related to research and development in 2024 compared to 2023.

Selling, general and administrative expense decreased to $1,829 for the three months ended June 30, 2024, compared to $2,105 for the same period in 2023. For the six months ended June 30, 2024, selling, general and administrative expense decreased to $3,388, compared to $4,255 for the same period in 2023.  The decrease is due in large part to decreased legal costs in 2024 compared to 2023.

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

Liquidity and Capital Resources

Cash, cash proceeds and use of cash for the six months ended June 30, 2024, 2023, and year ended December 31, 2023 were:

	Six months ended June 30, 2024	Six months ended June 30, 2023	Year ended December 31, 2023
Total cash	$2,358	$2,197	$1,722
Cash used in operating activities	(4,420)	(1,961)	(2,006)
Net cash used in investing activities	(562)	(811)	(1,051)
Net cash provided by financing activities	5,618	2,783	2,593

The net cash used during the six months ended June 30, 2024 was primarily due to increased inventory and changes in the accounts receivable and accounts payable balances. Net cash used in investing activities was attributable to expenditures on capital equipment for all periods presented above. The net cash provided by financing activities was attributable to the issuance of preferred stock subsequently converted to common stock. The Company’s loan agreements with Strandler, LLC and Beachcorp. LLC currently are set to expire on October 1, 2025.

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

Additional Consideration

We had federal net operating loss carryforwards for tax purposes of approximately $50 million, and tax effected section 179 carryforwards of approximately $0.2 million at December 31, 2023. Because the Company may experience “ownership changes” within the meaning of the U.S. Internal Revenue Code (“IRC”) in connection with any future equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the IRC. If not utilized, $44 million of this loss carryforward will expire between 2024 and 2037. Given changes to the IRC, net operating loss carryforwards generated after January 1, 2018 do not expire, therefore, $5.6 million in net operating losses generated since January 1, 2018 do not expire. We had Illinois net loss deduction carryforwards for tax purposes of approximately $21.3 million on December 31, 2023. Due to the provisions of Illinois Public Act 102-0669 signed November 16, 2021, Illinois net loss deductions expire between 2029 and 2042.

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

Safe Harbor Provision

We want to provide investors with more meaningful and useful information. As a result, this Quarterly Report on Form 10-Q (the “Form 10-Q”) contains and incorporates by reference certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements reflect our current expectations of the future results of our operations, performance, and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance, or achievements in 2024 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: our ability to be consistently profitable despite the losses we have incurred since our incorporation; a decision by a customer to cancel a purchase order or supply agreement in light of our dependence on a limited number of key customers; the terms of our supply agreements with BASF which could trigger a requirement to sell equipment to that customer; our potential inability to obtain working capital when needed on acceptable terms or at all; our ability to obtain materials at costs we can pass through to our customers, including Rare Earth elements, specifically cerium oxide, as well as high purity zinc; uncertain demand for, and acceptance of, our Solésence products, and our advanced materials; our manufacturing capacity and product mix flexibility in light of customer demand; our limited marketing experience, including with our suite of Solésence products; changes in development and distribution relationships; the impact of competitive products and technologies; our dependence on patents and protection of proprietary information; our ability to maintain an appropriate electronic trading venue for our securities; the impact of any potential new governmental regulations, especially any new governmental regulations focusing on the processing, handling, storage or sale of nanomaterials, that could be difficult to respond to or costly to comply with; business interruptions due to unexpected events or public health crises, including viral pandemics such as COVID-19; and the resolution of litigation or other legal proceedings in which we may become involved. In addition, our forward-looking statements could be affected by general industry and market conditions and growth rates. Readers of this Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

As previously disclosed on August 9, 2022, BASF Corporation (“BASF”) filed a complaint against the Company (the “New Jersey Complaint”) in the Superior Court of New Jersey (“SCNJ”) alleging that the Company breached the Zinc Oxide Supply Agreement dated as of September 16, 1999 between the Company and BASF, as assignee, as amended through January 1, 2019 (the “Agreement”). The New Jersey Complaint specifically alleged that the Company had breached the exclusivity provision of the Agreement by selling zinc oxide to entities other than BASF, including sales to the Company’s subsidiary Solésence, LLC (“Solésence”), in markets designated as being in the field of use (the “Field”) under the Agreement. In late February 2023, the Company answered the New Jersey Complaint, denying all wrongdoing and filed counterclaims, including a request for a declaration that contrary to BASF’s views, the exclusivity provision of the Agreement does not apply to all products containing zinc oxide for uses in the Field nor does the exclusivity provision prohibit the Company’s sales through Solésence of products containing zinc oxide as an ingredient.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101	The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Shareholders Equity, (4) the Statements of Cash Flows, and (5) the Notes to Unaudited Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: August 9, 2024	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer
(principal executive officer, and principal financial officer)