Form 10-Q
period 2024-09-30
NANOPHASE TECHNOLOGIES Corp
filed 2024-11-12
CIK 883107

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

 THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2024

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

As of November 12, 2024, there were 69,994,979 shares outstanding of common stock, par value $.01, of the registrant.

NANOPHASE TECHNOLOGIES CORPORATION

QUARTER ENDED SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

 (Unaudited Consolidated Condensed)

	(in thousands except share and per share data)
ASSETS	September 30, 2024	December 31, 2023
Current assets:
Cash	$2,925	$1,722
Trade accounts receivable, less allowance for credit losses of $446 for September 30, 2024, and $225 for December 31, 2023	8,732	3,467
Inventories, net	15,043	10,031
Prepaid expenses and other current assets	3,061	1,082
Total current assets	29,761	16,302

Equipment and leasehold improvements, net	10,230	8,668
Operating leases, right of use	8,054	7,907
Other assets, net	2	4
Total assets	$48,047	$32,881
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit – accounts receivable, related party	$—	$2,810
Current portion of line of credit – inventory, related party	5,200	5,000
Current portion of long-term debt, related party	1,000	3,000
Current portion of operating lease obligations	1,091	1,297
Accounts payable	6,562	6,260
Deferred revenue	6,228	2,353
Accrued expenses	3,207	869
Total current liabilities	23,288	21,589

Long-term portion of operating lease obligations	9,346	9,152
Asset retirement obligations	244	238
Total long-term liabilities	9,590	9,390

Shareholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized on September 30, 2024, and December 31, 2023. No shares issued and outstanding as of September 30, 2024, and December 31, 2023.	—	—
Common stock, $.01 par value, 95,000,000 and 60,000,000 shares authorized; 69,949,646 and 49,627,254 shares issued and outstanding on September 30, 2024 and December 31, 2023, respectively.	699	496
Additional paid-in capital	114,339	106,069
Accumulated deficit	(99,869)	(104,663)
Total shareholders’ equity	15,169	1,902
Total liabilities and shareholders’ equity	$48,047	$32,881

See Notes to Consolidated Condensed Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited Consolidated Condensed)

(in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue:
Product revenue	$16,785	$7,746	$39,479	$28,925
Other revenue	81	212	301	361
Total revenue	16,866	7,958	39,780	29,286

Operating expense:
Cost of revenue	10,764	6,428	26,358	21,932
Gross profit	6,102	1,530	13,422	7,354

Research and development expense	970	1,057	2,746	3,052
Selling, general and administrative expense	1,934	1,695	5,321	5,951
Income (loss) from operations	3,198	(1,222)	5,355	(1,649)
Interest expense	153	214	562	613
Income (loss) before provision for income taxes	3,045	(1,436)	4,793	(2,262)
Provision for income taxes	—	—	—	—
Net income (loss)	$3,045	$(1,436)	$4,793	$(2,262)

Net income (loss) per basic share	$0.04	$(0.03)	$0.08	$(0.05)

Weighted average number of basic common shares outstanding	69,873,394	49,598,581	59,778,119	49,532,395

Net income (loss) per diluted share	$0.04	$(0.03)	$0.08	$(0.05)

Weighted average number of diluted common shares outstanding	71,935,394	49,598,581	61,725,119	49,532,395

See Notes to Consolidated Condensed Financial Statements

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited Consolidated Condensed)

Description	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Equity
Balance on December 31, 2022	—	$—	49,320,680	$493	$105,226	$(100,070)	$5,649
Issuance of shares and stock option exercises	—	—	199,891	2	99	—	101
Stock-based compensation	—	—	—	—	209	—	209
Cumulative effect of accounting changes related to expected credit losses	—	—	—	—	—	(203)	(203)
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(1,159)	(1,159)
Balance on March 31, 2023	—	$—	49,520,571	$495	$105,534	$(101,432)	$4,597

Issuance of shares and stock option exercises	—	—	68,633	1	33	—	34
Stock-based compensation	—	—	—	—	195	—	195
Net income for the three months ended June 30, 2023	—	—	—	—	—	333	333
Balance on June 30, 2023	—	$—	49,589,204	$496	$105,762	$(101,099)	$5,159

Issuance of shares and stock option exercises	—	—	38,050	—	19	—	19
Stock-based compensation	—	—	—	—	189	—	189
Net loss for the three months ended September 30, 2023	—	—	—	—	—	(1,436)	(1,436)
Balance on September 30, 2023	—	$—	49,627,254	$496	$105,970	$(102,535)	$3,931

Balance on December 31, 2023	—	$—	49,627,254	$496	$106,069	$(104,663)	$1,902
Issuance of shares and stock option exercises	—	—	5,233,730	52	1,944	—	1,996
Stock-based compensation	—	—	—	—	160	—	160
Net income for the three months ended March 31, 2024	—	—	—	—	—	893	893
Balance on March 31, 2024	—	$—	54,860,984	$548	$108,173	$(103,770)	$4,951

Issuance of shares and stock option exercises	—	—	15,000,000	150	5,810	—	5,960
Stock-based compensation	—	—	—	—	157	—	157
Net income for the three months ended June 30, 2024	—	—	—	—	—	856	856
Balance on June 30, 2024	—	$—	69,860,984	$698	$114,140	$(102,914)	$11,924

Issuance of shares and stock option exercises	—	—	88,662	1	39	—	40
Stock-based compensation	—	—	—	—	160	—	160
Net income for the three months ended September 30, 2024	—	—	—	—	—	3,045	3,045
Balance on September 30, 2024	—	$—	69,949,646	$699	$114,339	$(99,869)	$15,169

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited Consolidated Condensed)

	Nine months ended September 30,
	2024	2023
	(in thousands)
Operating activities:
Net income (loss)	$4,793	$(2,262)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	700	524
Share-based compensation	477	593
Changes in assets and liabilities related to operations:
Trade accounts receivable	(5,265)	1,333
Inventories, net	(5,012)	(1,284)
Prepaid expenses and other assets	(1,979)	(174)
Accounts payable	7	(422)
Accrued expenses	2,345	113
Deferred revenue	3,875	476
Change in right-of-use asset and lease liability, net	(159)	1,747
Net cash (used in) provided by operating activities	(218)	644

Investing activities:
Acquisition of equipment and leasehold improvements	(1,965)	(852)
Net cash used in investing activities	(1,965)	(852)

Financing activities:
Proceeds from line of credit – accounts receivable, related party	14,875	22,304
Payments to line of credit – accounts receivable, related party	(17,685)	(24,248)
Proceeds from line of credit – inventory, related party	200	1,000
Proceeds from term loan, related party	—	1,338
Payments to term loan, related party	(2,000)	(1,338)
Proceeds from issuance of mezzanine preferred stock	6,000	—
Proceeds from issuance of stock and exercise of stock options	1,996	154
Net cash provided by (used in) financing activities	3,386	(790)
Increase (decrease) in cash	1,203	(998)
Cash at beginning of period	1,722	2,186
Cash at end of period	$2,925	$1,188

Supplemental cash flow information:
Interest paid	$516	$553

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$295	$329
Right-of-use assets obtained in exchange for lease liabilities	$1,019	$36

See Notes to Consolidated Condensed Financial Statements.

NANOPHASE TECHNOLOGIES CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited Consolidated Condensed)

(in thousands, except share and per share data or as otherwise noted herein)

(1) Basis of Presentation

The accompanying unaudited consolidated condensed interim financial statements of Nanophase Technologies Corporation (“Nanophase”, “Company”, “we”, “our”, or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of our financial position and operating results for the interim periods presented. All statements include the results from both Nanophase and our wholly-owned subsidiary, Solésence, LLC (“Solésence,” or our “Solésence® subsidiary”). Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission.

Long-term debt, related parties of $1,000 and long-term line of credit – inventory, related party of $5,000 at December 31, 2023 were reclassified to current in the current consolidated balance sheet for comparability purposes.

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

 (3) Revenues and Other Income

Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration we expect to receive in exchange for those goods. When our ingredients and finished products are shipped with control being transferred at the shipping point (which we do almost universally) we recognize the related revenue at the time of shipping. In the rare instances when we use FOB destination, we would not recognize revenue until the customer receives the product.

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

 Contract balances at September 30, 2024, December 31, 2023, and December 31, 2022 are as follows:

	Contract Assets	Contract Liabilities
Balance, December 31, 2022	$4,734	$2,188
Balance, December 31, 2023	3,467	2,353
Balance, September 30, 2024	8,732	6,228

Contract assets consist of trade accounts receivable.

Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was $1,279 and $414, for the three months ended September 30, 2024 and 2023, respectively, and $2,882 and $2,438 for the nine months ended September 30, 2024 and 2023, respectively.

Other revenue may include revenue from technology license fees and paid development projects. Technology license fees and paid development projects are recognized over time when the obligations under the agreed upon contractual arrangements are performed on our part.  Other revenue recognized over time was $81 and $212, for the three months ended September 30, 2024 and 2023, respectively, and $301 and $361 for the nine months ended September 30, 2024 and 2023, respectively.

(4) Earnings Per Share

Included in the computation of diluted earnings per share for the three and nine months ended September 30, 2024 was a total of 2,062,000 and 1,947,000 in potential common stock, respectively. Options to purchase approximately 853,000 and 728,000 shares of common stock that were outstanding as of September 30, 2023 were not included in the computation of diluted earnings per share for the three and nine-months ended September 30, 2023, respectively. The inclusion of these shares for the three and nine months ended September 30, 2023 would have resulted in an anti-dilutive effect and were thus omitted from disclosure.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator: (in Thousands)
Net income (loss)	$3,045	$(1,436)	$4,793	$(2,262)

Denominator:
Weighted average number of basic shares outstanding	69,873,394	49,598,581	59,778,119	49,532,395
Weighted average additional shares assuming conversion of in-the-money stock options to common shares	2,062,000	—	1,947,000	—
Weighted average number of diluted common shares outstanding	71,935,394	49,598,581	61,725,119	49,532,395

Basic earnings per common share:
Net income (loss) per share – basic	$0.04	$(0.03)	$0.08	$(0.05)
Diluted earnings per common share:
Net income (loss) per share – diluted	$0.04	$(0.03)	$0.08	$(0.05)

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

There were no financial instruments adjusted to fair value on September 30, 2024 and December 31, 2023.

(6) Notes and Lines of Credit

 Notes and lines of credit consist of the following:

		As of September 30, 2024		As of December 31, 2023
	Rate at September 30, 2024	Total Borrowing Capacity	Outstanding Borrowed Balance	Total Borrowing Capacity	Outstanding Borrowed Balance
Libertyville Bank & Trust(1)	9.00%	$30	$—	$30	$—
Libertyville Bank & Trust(2)	9.00%	500	—	500	—
Beachcorp, LLC(3)	8.75%	8,000	—	3,298	2,810
Beachcorp, LLC(4)	8.75%	5,200	5,200	5,200	5,000
Strandler, LLC(5)	8.75%	1,000	1,000	1,000	1,000
Strandler, LLC(6)	9.25%	—	—	2,000	2,000

1)	Since July 2014, we have maintained a bank-issued letter of credit for up to $30 in borrowings, with interest at the prime rate plus 1%, to support our obligations under our Romeoville, Illinois facility lease agreement. No borrowings have been incurred under this promissory note. It is our intention to renew this note annually. Because there were no amounts outstanding on the note at any time during 2024 or 2023, we have recorded no related liability on our balance sheet.

2)	On December 21, 2021, the existing credit agreement with Libertyville was converted for use to support our obligations under our newly leased manufacturing and warehouse space in Bolingbrook, Illinois. Interest on drawn balances will be at the prime rate plus 1%. This credit agreement has a maturity of December 22, 2024. We expect to renew this agreement annually, as the lease requires. This credit agreement is secured by all the unencumbered assets of the Company and has superior collateral rights to those credit facilities with Beachcorp, LLC and Strandler, LLC.

3)	On January 28, 2022, the Company entered into an Amended and Restated Business Loan Agreement (the “A&R Loan Agreement”), which amends and restates the Master Agreement between the Company and Beachcorp, LLC, and a new promissory note in order to evidence the A/R Revolver facility, including an amendment to expand the limit on the A/R Revolver Facility from $6,000 to $8,000, reduce the interest rate to the prime rate plus 0.75%, and extend the maturity of the A/R Revolver Facility to March 31, 2024. On March 1, 2024, the company entered into a Second Amendment to the Amended and Restated Business Loan Agreement extending the maturity of the A/R Revolver Facility to October 1, 2025.

4)	On January 28, 2022, the Company entered into the A&R Loan Agreement and a new revolving loan agreement (“Inventory Facility”) with Beachcorp, LLC, and a new promissory note in order to evidence the Inventory Facility. The maximum borrowing amount under the Inventory Facility was $4,000, with a borrowing base consisting of up to 50% of the value of qualified inventory of the Company. The interest rate for the Inventory Revolver is at the prime rate plus 0.75%, and it matured on March 31, 2024. On November 13, 2023, the Company entered into a Replacement Promissory Note with Beachcorp, LLC replacing the Inventory Facility promissory note executed on January 28, 2022. The maximum borrowing amount under the replacement Inventory Facility was increased to $5,200, with a borrowing base consisting of up to 55% of the value of qualified inventory of the Company. The interest rate for the replacement Inventory Revolver remains at the prime rate plus 0.75%. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Inventory Revolver Facility to October 1, 2025.

5)	On January 28, 2022, the Company entered into an additional Business Loan Agreement (the “New Term Loan Agreement”) with Strandler, LLC, which effectively transferred or assigned the Term Loan to Strandler, LLC from Beachcorp, LLC. Interest on the New Term Loan is at the prime rate plus 0.75%. Strandler, LLC is also an affiliate of Bradford T. Whitmore. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to October 1, 2025.

6)	On November 13, 2023, the Company entered into a new Promissory Note (the “Bridge Note”) with Strandler, LLC. The maximum borrowing amount under the Bridge Note was $2,000. The interest rate for the Bridge Note was at the prime rate plus 0.75%, and it was to mature on May 13, 2024. The Bridge Note was repaid in February 2024.

The Company classifies the line of credit – accounts receivable as current because we are required to pay back the borrowings as cash is received from our customers. The company’s remaining debt is presented within the consolidated balance sheet as of September 30, 2024, and December 31, 2023, in accordance with the maturity dates in the financing agreements.

Beachcorp, LLC and Strandler, LLC are affiliates of Mr. Bradford T. Whitmore, who beneficially owns a majority of the Company’s common stock and is the brother of Ms. R. Janet Whitmore, a director of the Company and the chair of the Company’s board of directors. The A/R Revolver Facility, the Inventory Facility and the New Term Loan are all secured by all the unencumbered assets of the Company and subordinated to the Company’s credit facility with Libertyville Bank & Trust. The Company’s loan agreements with Strandler, LLC and Beachcorp, LLC currently are set to expire on October 1, 2025, which could become an operating risk if we are not able to refinance or extend the maturity dates. Related party interest summary:

Related party interest expense consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest expense, related parties	$152	$199	$546	$560
Accrued interest expense, related parties	46	57	46	57

Outstanding notes and lines of credit balances associated with related parties are as follows:

	September 30, 2024	December 31, 2023
Beachcorp, LLC	$5,200	$7,810
Strandler, LLC	1,000	3,000

7) Leases

On September 1, 2024 the Company extended the term of its Romeoville lease for an additional 37 months beginning on January 1, 2025. The total monthly payments for 2025 will be $34, escalating to $36 and $37 for the year 2026 and 2027, respectively, with one payment of $39 for the final month of the extension on January 1, 2028. All other terms remain unchanged.

Nanophase Technologies subleases portions of its leased facilities that are used to support operations for the lessees. Total lease payment received for the three and nine months ended September 30, 2024 was $125 and $399, respectively. Total lease payment received for the three and nine months ended September 30, 2023 was $196 and $599, respectively. The arrangement is not with a related party.

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

Both subleases are now month to month. There are no future undiscounted lease payments that are guaranteed.

(8) Inventories

Inventories consist of the following:

	September 30, 2024	December 31, 2023
Raw materials	$12,034	$7,847
Finished goods	3,009	2,184
Total inventories, net	$15,043	$10,031

The Company had reserves for excess and obsolete inventory of $2,302 and $677 as of September 30, 2024 and December 31, 2023, respectively.

(9) Capital Stock

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

 Under the Purchase Agreement, the Company granted Strandler customary registration rights with respect to shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), it may receive in connection with any conversion of Series X Preferred Stock into Common Stock, as described below. For so long as any amount of Preferred Stock was outstanding, the Purchase Agreement also (i) prevented the Company from paying any dividend on any shares of the Company’s capital stock (other than dividends consisting solely of Common Stock or rights to purchase Common Stock), (ii) prevented the Company from repurchasing any Common Stock, and (iii) subject to certain permitted exceptions, restricted the Company’s ability to permit any lien or other encumbrance on Company assets.

 At any time and from time to time, in whole or in part, following the Company properly filing an amendment (the “Certificate Amendment”) to its Certificate of Incorporation to increase the number of authorized shares of its Common Stock from 60,000,000 to 95,000,000, each share of Series X Preferred Stock was convertible, at the option of the holder, into 1,000 shares of Common Stock at no additional cost. If the Company had not properly filed, upon shareholder approval, the Certificate Amendment on or before August 1, 2024, then each share of Series X Preferred Stock would have been redeemable at the holder’s option, in whole or in part, without penalty or premium, at a redemption price equal to $420 per share (each, a “Redemption”). If the Company failed to fully pay any Redemption within five days of receiving notice, all unpaid amounts would bear interest at a rate of 10% per annum. In addition, in the event of a Change in Control (as defined in the Certificate of Designations) of the Company, each share of the Series X Preferred Stock would have been redeemable at the option of the holder, without penalty or premium, at a redemption price equal to $420 per share. Upon any conversion of Preferred Stock into Common Stock by Strandler, Strandler is required to hold the Common Stock received in the conversion for a period of 12 months.

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

(10) Significant Customers and Contingencies

The portion of total revenue from our significant customers are as follows for the periods ending September 30, 2024, and 2023:

		Three months ended September 30,		Nine months ended September 30,
Customer #	Product Category	2024	2023	2024	2023
1	Solésence®	34%	21%	34%	11%
2	Personal Care Ingredients	17%	30%	14%	31%
3	Solésence®	5%	18%	5%	13%
4	Solésence®	6%	2%	9%	10%
	Total	62%	71%	62%	65%

Accounts receivable balances for these customers were approximately:

		September 30,	December 31,
Customer #	Product Category	2024	2023
1	Solésence®	$3,976	$1,288
2	Personal Care Ingredients	1,034	—
3	Solésence®	342	864
4	Solésence®	1,084	—
	Total	$6,436	$2,152

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

We recently amended our Zinc Oxide Supply Agreement with BASF regarding using our commercially reasonable efforts to develop a modified zinc oxide product for BASF’s exclusive purchase. The amendment also includes provisions (a) amending the exclusivity section of the Agreement to provide that (i) BASF has the exclusive right to use zinc oxide materials that we develop, make, or sell to BASF as an ingredient for uses in the field of use designated in the Agreement, and (ii) we can supply and sell both certain finished products containing zinc oxide for use in the field of use to customers anywhere in the world and certain zinc oxide dispersions that we developed or develop for a particular customer, and (b) amending the provisions of the Agreement concerning order forecasting and procedures, operational planning, inventory and capacity requirements, and periodic facility shutdown arrangements, to more effectively serve each party’s business needs with respect to all product that BASF purchases from us under the Agreement.

 (11) Business Segmentation and Geographical Distribution

Revenue from international sources approximated $735 and $1,490 for the three and nine months ended September 30, 2024, respectively, compared to $731 and $2,918 for the three and nine months ended September 30, 2023, respectively. All of this revenue was product revenue.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States. We categorize our revenue stream into three main product categories, Personal Care Ingredients, Advanced Materials and Solésence. The revenues, by category, for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three months ended September 30,		Nine months ended September 30,
Product Category	2024	2023	2024	2023
Solésence	$13,600	$5,016	$32,904	$17,839
Personal Care Ingredients	2,845	2,364	5,966	8,944
Advanced Materials	421	578	910	2,503
Total Sales	$16,866	$7,958	$39,780	$29,286

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nanophase is a health-oriented, science-driven company, which, along with its wholly owned subsidiary, Solésence, LLC (our “Solésence beauty science subsidiary”), is focused on various beauty- and life-science markets. Our primary skin health products are fully developed prestige skin care formulations with mineral-based UV protection, marketed and sold through our Solésence beauty science subsidiary, enabled by our proprietary Active Pharmaceutical Ingredients (“APIs”) which are also marketed as APIs for sale to manufacturers of other types of skin health products, including sunscreens and daily care products.  In terms of the balance of our life sciences focus, we have seen current conditions decrease demand for our medical diagnostics ingredients, which are used in testing for various viruses.  Additionally, we continue to sell products in legacy markets including architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, and surface finishing technologies (polishing) applications— all of which, along with medical diagnostics, currently fall into the advanced materials product category.

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

 Polymerase Chain Reaction (“PCR”) testing for various viruses, most notably SARS-CoV-2 (“COVID-19”), has become an important use of our technology in the life science space. However, we have seen current conditions decrease demand for our medical diagnostics ingredients, which are used in testing for various viruses. We believe that our deep expertise in materials science has created advantages that enable performance in certain tests that may not be achievable through other materials. Outside of life science, we continue to sell advanced materials for use in legacy applications, all of which, along with medical diagnostics, currently fall into the advanced materials product category.

 Given our technological position, in addition to the historical market acceptance of our APIs for use in skin health products and sunscreens, rapidly growing sales for our suite of Solésence® finished products, and the expanded use of our diagnostic materials in aiding the fight to curb the spread of COVID-19 and other viruses, in 2021 we announced that we reoriented our Company strategy. Regardless of the demand decrease for our medical diagnostic ingredients, we continue to see unprecedented demand in beauty science for our APIs and finished products. The markets for both have shown an appetite for what we are producing, and management believes that this growth is happening now due to a confluence of our technology, market conditions that favor what we produce, and our expanded expertise in these areas.

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

Results of Operations

Total revenue increased to $16,866 for the three months ended September 30, 2024, compared to $7,958 for the same period in 2023. Total revenue increased to $39,780 for the nine months ended September 30, 2024, compared to $29,286 for the same period in 2023. Much of our revenue was from our largest customers for the three- and nine-month periods ended September 2024, and 2023, respectively. This reflects sales to our largest customers for our finished skin health products marketed through our Solésence subsidiary and sales of APIs to our largest customer in skin care and sunscreen applications.  This is the revenue breakdown, as a percentage of total revenue, from the customers referenced above during the three- and nine- months periods ended September 2024, and 2023 respectively:

		Three months ended September 30,		Nine months ended September 30,
Customer #	Product Category	2024	2023	2024	2023
1	Solésence®	34%	21%	34%	11%
2	Personal Care Ingredients	17%	30%	14%	31%
3	Solésence®	5%	18%	5%	13%
4	Solésence®	6%	2%	9%	10%
	Total	62%	71%	62%	65%

Product revenue, the primary component of our total revenue, increased to $16,785 for the three months ended September 30, 2024, compared to $7,746 during the same period of 2023, and increased to $39,479 for the nine months ended September 30, 2024, compared to $28,925 during the same period of 2023. The three-month and nine-month increase in product revenue were due to higher sales in our Solésence® and Personal Care Ingredients product categories offset by lower sales in our Advanced Materials product category.

Other revenue decreased to $81 and $301 for the three- and nine-month periods ended September 30, 2024, respectively, compared to $212 and $361 for the same periods in 2023, respectively. Other revenue is typically comprised primarily of developmental or licensing fees.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements.  Cost of revenue increased to $10,764 for the three months ended September 30, 2024, compared to $6,428 for the same period in 2023, and increased to $26,358 for the nine months ended September 30, 2024, compared to $21,932 for the same period in 2023.  The increase for the three months in the cost of revenue was primarily driven by increased volume, manufacturing operating inefficiencies, and facilities improvements. The increase for the nine months in cost of revenue was primarily driven by increased volume, price inflation on materials, manufacturing operating inefficiencies and facilities improvements. While we typically pass-through costs to our customers, we sometimes cannot pass through 100% of pricing increases on raw materials, and even with pass throughs, our gross margin percentage is negatively impacted by higher material costs.

Capacity is a key area of focus to increase throughput first, followed quickly by increased cost efficiency once we can achieve greater scale. Our planning has had us adding to our current fixed manufacturing cost structure through 2024 to accommodate additional growth, and to build a better base for further growth beyond that level. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to cut costs and pass commodity market-driven raw materials increases on to customers, and the speed and efficiency with which we are able to scale up production for our Solésence products. We expect that, as product revenue volume increases, our fixed manufacturing costs will be more efficiently absorbed, which should lead to increased margins as we grow. Our most critical operational issue today is reducing controllable variable product manufacturing costs.

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

Research and development expense decreased to $970 for the three months ended September 30, 2024, compared to $1,057 for the same period in 2023. For the nine months ended September 30, 2024 research and development expense decreased to $2,746 compared to $3,052 for the same period in 2023. The decrease is due in large part to decreased legal costs related to research and development, and salaries in 2024 compared to 2023.

Selling, general and administrative expense increased to $1,934 for the three months ended September 30, 2024, compared to $1,695 for the same period in 2023. The increase is due to an increase in the allowance for credit loss and increased employee-related costs in 2024 to when compared to 2023. For the nine months ended September 30, 2024, selling, general and administrative expense decreased to $5,321, compared to $5,951 for the same period in 2023.  The decrease is due to lower legal costs in 2024 when compared to 2023.

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

Liquidity and Capital Resources

Cash, cash proceeds and use of cash for the nine months ended September 30, 2024, 2023, and year ended December 31, 2023 were:

	Nine months ended September 30, 2024	Nine months ended September 30, 2023	Year ended December 31, 2023
Total cash	$2,925	$1,188	$1,722
Cash (used in) provided by operating activities	(218)	644	(2,006)
Net cash used in investing activities	(1,965)	(852)	(1,051)
Net cash provided by (used in) financing activities	3,386	(790)	2,593

The net cash used in operating activities during the nine months ended September 30, 2024 was primarily due to increased accounts receivable and inventory offset by net income and increased customer deposits. Net cash used in investing activities was attributable to expenditures on capital equipment for all periods presented above. The net cash provided by financing activities was attributable to the issuance of additional common stock.

 Our actual future capital requirements in 2024 and beyond will depend on many factors, including customer acceptance of our current and potential finished Solésence products, APIs sold as ingredients in to the skin health markets, medical diagnostics ingredients, and other engineered materials, applications, and products, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell these products and ingredients. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, and conditions within the markets supplying labor and materials for capital equipment, we expect that capital spending relating to currently known capital needs for 2024 will be between $1 million and $2 million, to be funded by profit from operations, our existing loans and lines of credit, and possible new debt financing. If those projects are delayed or ultimately prove unsuccessful, or if we fail to be able to support the additional cost of funding them in the near term, we expect our capital expenditures may fall below the lower end of the range. Similarly, substantial success in business development projects may cause the actual 2024 capital investment to exceed the top of this range.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
Exhibit 101	The following materials from Nanophase Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Shareholders Equity, (4) the Statements of Cash Flows, and (5) the Notes to Unaudited Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOPHASE TECHNOLOGIES CORPORATION

Date: November 12, 2024	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer
(principal executive officer, and principal financial officer)