Form 10-K
period 2024-12-31
NANOPHASE TECHNOLOGIES Corp
filed 2025-03-31
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM_____ TO_____

COMMISSION FILE NUMBER 000-22333

SOLESENCE, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3687863
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1319 Marquette Drive, Romeoville, Illinois 60446

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (630) 771-6708

NANOPHASE TECHNOLOGIES CORPORATION

(Former name or former address, if changed since last report)

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based upon the last reported sale price of the registrant’s common stock on June 30, 2024 was $27,254,231 as of such date.

The number of shares outstanding of the registrant’s common stock, par value $.01, as of March 28, 2025 was 70,103,279.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. General

Company Background

On March 7, 2025, Nanophase Technologies Corporation announced its rebranding as Solesence, Inc. (“Solésence,” “Company,” “we,” “our,” or “us”), marking a new chapter in its commitment to innovation, self-expression, and inclusivity in skin health. The company’s stock will continue to trade under the NANX ticker symbol. Its corporate website transitioned to solesence.com. Investor relations information, including historic Nanophase financials and disclosures, is available at ir.solesence.com. Nanophase Technologies Corporation changed its legal name to Solesence, Inc. by amending its certificate of incorporation with the state of Delaware on March 10, 2025.

Solésence, along with its wholly owned subsidiary, Solésence, LLC (our “Solésence consumer products subsidiary”), is a leading innovator in scientifically-driven health care solutions across beauty and life science categories, protecting skin from environmental aggressors and enhancing the aesthetic appeal of healthy products. Skin health, addressed through both our Solesence consumer products and our Active Pharmaceutical Ingredients (“APIs”), currently make up the great majority of our business, with additional revenue being generated from other legacy advanced materials applications. The Company was incorporated in Illinois on November 25, 1989 and became a Delaware corporation during November 1997. Our common stock trades on the OTCQB marketplace under the symbol NANX. We have development and application laboratories, and manufacturing capacity in three locations in the Chicago, Illinois area.

Leveraging a platform of integrated patented and proprietary technologies, we create products with unique performance to enhance end-consumers’ health and well-being. We offer comprehensive production, from engineered materials, formulation development, and finished product development, to commercial manufacturing and packaging capabilities. Our expertise in materials engineering allows us to effectively coat and disperse materials on a nano and “non-nano” scale for use in a variety of markets in skin health, including for use in sunscreens as APIs. We believe our innovative approach to creating these materials gives us technological and market advantages. We also leverage expertise to develop skin care, sun care, and color cosmetics products (“Solésence consumer products”) that offer unique skin health benefits. We offer these for sale to brands who ultimately sell products to consumers in both prestige and mass markets within the beauty industry. Our Solésence consumer products have received broad acceptance in the marketplace. Due to the enhanced efficacy and aesthetic qualities offered by our proprietary technology platform, Solésence consumer products satisfy growing consumer demands for “clean” and inclusive beauty across a range of product formats and categories. The vertically integrated nature of our Solésence consumer products helps us to develop ingredient technologies and formulas in tandem. We have leveraged this to develop specialized formulation know-how with our unique ingredients, improve efficiency, and avoid potential major supply chain challenges, while also addressing ongoing sustainability efforts.

Given our technological position, in addition to the historical market acceptance of our APIs for use in skin health products and sunscreens, we have seen rapidly growing sales for our suite of Solésence consumer products. Due to the expanding demand from our brand partners, we have further refined our strategy to reflect our view that consumer products should be the major focus of our growth strategy. Management believes that this growth is happening now due to a confluence of our technology and market conditions that favor the types of products we produce. We continue to see unprecedented demand for these products. Coupled with our expanded and growing expertise in these areas, we believe we are well positioned to enjoy growth into the future. This success had led us to focus our combined business-, ingredient technology-, and product-development capabilities on products that bring unique performance to this area. While we will continue to produce and sell materials to our other advanced materials customers, it is not our strategic focus, and we expect it to make up less of our total business over time. We may develop additional technologies or find unique applications outside of our core markets in the future, but to maximize the use of our resources today, we plan on expanding efforts in areas where we have proven we can deliver innovation and growth.

Consumer Products

During 2015 we were granted a patent on a new type of particle surface treatment (coating) — now called Original Active Stress Defense™ Technology. This has become the cornerstone of our new product development in our consumer product line, with first revenue recognized during 2017. In 2020, Solésence consumer products revenue doubled revenue from our personal care ingredients products.

We now offer a suite of three technologies under our Active Stress Defense™ platform, each of which offers a distinct market advantage in terms of performance, aesthetics, and/or “clean” positioning in UV and environmental protection. We design and market flexible formulas that allow for adoption by a range of brands with different market positions. In 2020, consumer products surpassed our personal care APIs in terms of total revenue. We believe that Solésence consumer products offer the greatest growth potential of any product line in any market in the Company’s history.

We continue to develop and expand our in-house formulating capability, through which we have created, and now sold, more than 250 SKUs of fully formulated finished cosmetics products in markets focused on skin health, with the majority in prestige beauty. Products developed and sold through our Solésence consumer product line are all produced under the requirements of current Good Manufacturing Standards (“cGMP”), as enforced by the U.S. Food and Drug Administration (“FDA”), which enables us to leverage the expertise we developed in the manufacture of personal care ingredients. Although our Solésence products are fully formulated for consumer use, we do not sell directly to consumers or distribute products to consumers under the Solésence brand through intermediaries or resellers. Instead, we sell our Solésence consumer products to brand partners as market-ready products, as customized white label products, or as custom-developed products, in each case, for sale or distribution to consumers under our customers’ brand names.

The extent to which we grow will be dependent upon our ability to effectively expand our capabilities during 2025. As a result, we plan to continue investments in facilities and equipment as well as in human resources, in 2025 and beyond. We are prioritizing operational efficiencies, facilities expansion, and capital investment in this product line to allow for continued growth, and increased profitability.

In 2022, Solésence was granted site clearance by Australia’s Therapeutic Goods Administration (“TGA”) for the full finished product manufacture of creams, lotions, sprays, sticks and all topical sunscreen forms. TGA site clearance is legally required for brands to market Solésence-made products as primary sunscreens in Australia. Our initial focus continues to be on establishing a footprint with both new and existing Solésence brand partners, to enable the sale of our patented skin health products as primary sunscreens. Also in 2022, Solésence was granted a patent in Korea for the Kleair™ technology used exclusively in Solésence products. Shortly thereafter, Solésence received two industry accolades. In July 2022 at Cosmoprof North America, Solésence was awarded the Cosmopack Award for best Formulation for its product Multi-Cultural Magic SPF 50+ Featuring Kleair™ technology, acknowledging the Company’s technology, formulation and marketing know-how. In September 2022, Solésence was awarded the Cosmetics & Toiletries Allē Award for Most Significant Active Ingredient in Sun/Light Protection for Kleair™ technology, a further acknowledgment of the company’s technology know-how, as well as a recognition for the Company in the areas of innovation and impact. In early 2023, Solésence was named number 2 in the Beauty category of Fast Company’s World’s Most Innovative Companies list. This is a prestigious award that recognizes the impact we have on the industry we serve and the lives of the people who use our products. In July of 2023, Solésence was again awarded the Cosmopack Award for best Formulation, this time for its product Natural Glow Face Oil SPF 40+ featuring Kleair™ and Bloom™ technology, recognizing our continued innovative approach to formulation and product development. In 2023, Solésence also won the 2023 Beauty Matter NEXT Award for Best Contract Manufacturer and was a winner of the 22nd Chicago Innovation Awards. In 2024, Solésence won its third consecutive Cosmopack Award for best Formulation for its Lip Oil, SPF 40+ and its second Cosmetics & Toiletries Allē Award in the Finished Formula-Prestige category for its market-ready product, Soft Glow SPF 50+. Most recently in March 2025, Solésence won its third consecutive Cosmetics & Toiletries Allē Award and its second in the Finished Formula-Prestige category for its finished formula Au Lait Face Milk SPF 50+.

Personal Care Ingredients

Prior to 2020, our largest of products had been the manufacture and sale of APIs in the skin health and sun care markets, which we deliver to customers through strategic partnerships. We continue to manufacture and supply hundreds of metric tons of surface engineered zinc oxide and titanium dioxide ingredients to our customers annually, and these are used by major global consumer products companies for sunscreens and skin health-focused personal care products. We produce these products using proprietary coating and dispersion technologies that comply with the requirements of cGMP and are classified as Active Pharmaceutical Ingredients, or APIs, by the FDA.

Advanced Materials

A third product for us has historically been the manufacture and sale of advanced nanoparticle materials, including a material used in life science applications to enhance the performance of PCR test methods. We continue to service other profitable markets where we have had a degree of success in the past, including applications in food packaging and coatings, but they are not our strategic focus and related future development in these areas are not being prioritized.

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

Some of the raw materials that are critical to the production of our products and parts that are critical to the operation of our equipment are sourced from single suppliers, suppliers from China and Korea. However, we do not knowingly source any materials from the Xinjiang region of China. We continue to monitor delays in shipping exports from China and Korea. The Company is monitoring the potential impacts of Chinese tariffs on our cost of materials sourced from China. Despite the Russian invasion of Ukraine, we do not anticipate any directly related supply disruptions as we do not knowingly source any materials directly from either country. Additionally, we could be disrupted by conditions unrelated to our business operations or that are beyond our control, including but not limited to international trade restrictions and conditions related to epidemics. We typically maintain no less than one month’s supply of raw materials and parts that are sourced from sole suppliers and make efforts to identify additional suppliers who may be able to provide such raw materials or parts. The Company is actively taking steps to reduce the number of singularly sourced raw materials.

Markets and Distribution

Consumer Products

We partner with brands on a global basis to develop, manufacture and market products that enhance lives through healthy skin. These products are fully formulated solutions built around proprietary Solésence technologies, which are designed to improve skin health for all human beings, and are aligned with consumer demand for “clean” and inclusive beauty products that enhance skin health. Our consumer products clients, or brand partners, are positioned in skin care, makeup/cosmetics, and sun care markets, with the majority of our partners operating in the prestige beauty segment with retail, direct-to-consumer, and/or omnichannel strategies. This represents a move downstream from our previous position — one of providing ingredients to manufacturers — to offering finished consumer products that we believe offer a clear and distinct market advantage relative to both aesthetics and performance. With our first Solésence consumer product revenue recognized during 2017, we had our first material amounts of consumer product revenue in 2018, and saw significant expansion in these sales through 2024. Solésence brand partners have experienced strong growth as our products have seen broad acceptance from retailers, adoption by consumers, and recognition by third-party media outlets through awards and accolades. We expect our consumer product group to enhance both our degree of control of the business development cycle, and to further enable our ability to grow rapidly.

Personal Care Ingredients

In addition to serving strategic partners in diverse markets and geographic locations, we will continue to devote significant resources to maintaining and growing our relationship with BASF Corporation (“BASF”), the largest customer in our personal care ingredients product group. This has been a successful relationship that we expect will contribute to our future growth. BASF, which describes itself as the world’s leading chemical company with annual revenue of approximately $65 billion, is a “globally leading supplier of sustainable high-performance ingredients for the personal care industry,” with recognized brands, significant revenue, and a broad sales network. BASF is primarily responsible for the business development cycle and maintains the direct customer relationships. We have a long-term exclusive relationship with BASF, primarily to provide nano-scale zinc oxide-based products made to specific specifications to be used as ingredients in personal care cosmetics, with sunscreens and daily wear products being the dominant applications. These materials differ significantly in their specifications from those used in the consumer products line.

Research and Development

Most of our research and development over the past few years has been directly related to the development of Solésence consumer products. We endeavor to either meet specific customer needs or to develop solutions to address unmet or emerging needs where we believe our technologies will offer a distinct performance advantage. Our efforts in research and development, cosmetic formulating, process engineering and advanced engineering groups are focused in three major areas: 1) application development for our products; 2) creating or obtaining additional technologies platforms that have the capability to serve multiple beauty or life science markets; and 3) continuing to improve manufacturing operations to improve process reliability and reduce costs.

Our total research and development expense, which includes all expenses relating to our technology and advanced engineering groups was $3.8 million, during the years ended December 31, 2024 and 2023. This represents our share of these expenses only and does not take into account amounts spent by any of our customers in support of new product development. Our future success will depend in large part upon our ability to develop products that bring a high degree of value to our customers. Through the two-year period ended December 31, 2024, we had cumulative research and development expenses of approximately $7.6 million and $0.1 million cumulative capital expenditures on equipment and leasehold improvements.

Competitive Advantage

Through our Solésence consumer product line, our Active Stress Defense™ platform of proprietary technologies – which includes Kleair™ – offers unique skin health benefits through performance-related and aesthetic advantages in environmental protection skin health products, including in UVA/UVB, pollution and HEV (blue) light protection. These technologies expand access to healthy skin by improving both the product experience across the full range of skin tones while also leveraging a unique versatility that enables a variety of novel formats to reach the full range of product preferences and lifestyles. By combining our market awareness, proprietary dispersion capabilities and formulation know-how, our Solésence products enable our brand partners to expand the range of products within skin care and color cosmetics categories that can include sun and environmental protection, and consequently fill a unique market segment which drives the growing demand for our Solésence products.

Through our personal care ingredients product line, we believe that targeted collaborations with our long-standing customers will enable them to have a competitive advantage which will sustain and/or grow their market share in the sunscreen API market. Both the customer products and the personal care ingredients have been positively impacted by the growing interest among consumers for mineral-based sunscreens, which management sees as a validation of the Company strategy.

Manufacturing Operations

We currently have manufacturing capacity based in three locations in the Chicago area. We are able to develop and supply engineered materials and bulk finished goods in quantities ranging from grams to metric tons. All facilities are registered under the ISO 9001, American National Standard, Quality Management System Requirements, ISO 22716 American National Standard, Environmental Management System Requirements, and ISO 14001, American National Standard, Environmental Management System Requirements. We are compliant with cGMP for products under U.S. Food and Drug Administration (“FDA”) regulation, applying to the manufacture of APIs and OTC Finished Dosage Form materials (primarily used in sun protection). We have registered some of the chemicals we ship to customers in Europe pursuant to the European Chemical Agency’s regulations issued to date pertaining to Registration Evaluation and Authorization of Chemicals (“REACH”). Currently, we have registered Zinc Oxide, Aluminum Oxide, Iron Oxide and Octyltrimethoxysilane under REACH. We maintain, by participation, support GMP site licenses related to import of our customer products in Canada and Australia.

Our operations employ a cellular, team-based manufacturing approach, where workers operate in work “cells,” under a lean manufacturing environment to continuously advance and improve production capabilities. We have also developed a highly flexible workforce that has been cross trained to allow it to be employed broadly across our manufacturing processes. Beginning in late 2019, we also began to employ a significant number of temporary operators to assist us in supporting the production of our Solésence customer products. Our manufacturing approach, targeted engineering actions, and capital investment have resulted in continuing process innovations and improvements that have reduced the variable manufacturing cost significantly over the past several years, while increasing our capacity to meet demand.

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

As of the date of this filing, we own 10 U.S. patents and 5 pending U.S. patent applications. We also own 108 foreign patents and patent applications consisting of 68 issued or allowed foreign patents and 40 pending foreign patent applications. All of the pending and owned foreign patents are counterparts to domestic filings covering our platform of nanotechnologies and surface treatments.

Competition

Within each of our targeted markets and product applications, we face potential competition from contract manufacturers and developers, advanced materials and chemical companies, and suppliers of traditional materials. In many markets, the actual or potential competitors are larger and more diversified than we are; however, we believe we focus on market segments and opportunities where our materials and related technologies are superior to those of our competitors, often due to our abilities to produce highly engineered ingredients to meet specific performance requirements, develop advanced material solutions for customers’ specific applications, and in the case of consumer products line, finished products that impart the benefits of minerals-based products with superior tactile, visual, and performance characteristics.

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

Our Solésence consumer products faces competition from a wide variety of offerings in the field of skin care. Our Solésence products compete with existing solutions as well as new solutions from various sources, including other product developers and manufacturers who seek to serve skin care brands and integrated brands who also manufacture their own products in-house, and we must differentiate our value proposition in order to gain traction in this marketplace. The complexities of sunscreen regulation and the nuances of the development and manufacture of sunscreen products present a barrier for brands with integrated manufacturing in other skin care and cosmetics areas. Still, several Solésence consumer products customers have internal development and manufacturing capabilities that are similar to the capabilities of Solésence and can serve as indirect competition to our products and services. We believe that our Solésence consumer products technology and our expertise in the nuances of formulating products that contain UV protection, coupled with our expanding capability to produce novel formats, will allow us to become a competitive player in this market on a sustainable basis.

Governmental Regulations, Including Climate Change

The manufacture and use of certain products that contain Active Pharmaceutical Ingredients are subject to governmental regulations. As a result, we are required to adhere to the cGMP requirements of the FDA and similar regulations that include testing, control and documentation requirements enforced by periodic inspections. We also comply with the European Chemical Agency’s regulations issued to date pertaining to the chemicals we have registered under REACH. In early 2022, we were granted site clearance by Australia’s TGA for the full finished product manufacture of creams, lotions, sprays, sticks and all topical sunscreen forms. TGA site clearance is legally required for brands to market Solésence-made products as primary sunscreens in Australia. Our initial focus will be on establishing a footprint with both new and existing Solésence brand partners, to enable the sale of our patented skin health finished products as primary sunscreens.

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

Employees

On December 31, 2024, we had a total of 98 full-time employees, 13 of whom hold advanced degrees. Additionally, we have a number of temporary, and temporary-to-permanent employees, typically 125 to 225 on a demand-driven basis, and a number of contractors with specific industry experience that have become a part of our talent pool. We have no collective bargaining agreements and believe that we have a strong relationship with our employees, whom management believes represent the strength of our Company.

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

Key Customers

A limited number of key customers account for a substantial portion of our commercial revenue, and aside from our largest customer, we are seeing the composition of these key customers change with the growth we are experiencing within our consumers products line, which has grown to exceed personal care ingredients line significantly. For 2024, total consumer products revenue amounted to $44.4M or 85% of total revenue compared to $25.2M, or 68% for 2023. In particular, revenue from our three largest customers across all business areas included our largest customer in personal care applications (BASF) and two of our consumer products customers, which constituted approximately 13%, 32%, and 7%, respectively, of our 2024 total revenue.

As our consumer products continue to represent more of our total revenues, we expect to see a number of smaller (sub-10% of revenue) customers represent a more significant portion of our total revenue. We have experienced this in 2024 and 2023 and expect it to continue in 2025 and beyond.

While our agreements with BASF are long-term agreements, they may be terminated by BASF under certain circumstances with contractually required notice and do not provide any guarantees that BASF will buy our products. The loss of one of our largest customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition. To reduce the impact of having a high concentration of sales to a limited number of customers, we have pursued new customers through our market focused business model, and particularly through our consumer products. To the extent we are successful in both adding a large number of customers through this model, and maintaining or expanding our existing partners, we believe we will be able to best manage the risks associated with customer concentration.

Forward-Looking Statements

We want to provide investors with more meaningful and useful information. As a result, this Annual Report on Form 10-K (the “Form 10-K”) contains certain “forward-looking statements”, as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements reflect our current expectations of the future results of our operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2025 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: our ability to be consistently profitable despite the losses we have incurred since our incorporation; a decision by a customer to cancel a purchase order or supply agreement in light of our dependence on a limited number of key customers; the terms of our supply agreements with BASF which could trigger a requirement to sell equipment to that customer; our potential inability to obtain working capital when needed on acceptable terms or at all; our ability to obtain materials at costs we can pass through to our customers, including high purity zinc, and other items impacted by supply chain pressures; uncertain demand for, and acceptance of, our Solésence products, and our advanced materials; our manufacturing capacity and product mix flexibility in light of customer demand; our limited marketing experience, including with our suite of Solésence products; changes in development and distribution relationships; the impact of competitive products and technologies; our dependence on patents and protection of proprietary information; our ability to maintain an appropriate electronic trading venue for our securities; the impact of any potential new governmental regulations, especially any new governmental regulations focusing on the processing, handling, storage or sale of nanomaterials as it could impact our personal care ingredients business, that could be difficult to respond to or costly to comply with; business interruptions due to unexpected events or public health crises, including viral pandemics such as COVID-19; and the resolution of litigation or other legal proceedings in which we may become involved. In addition, our forward-looking statements could be affected by general industry and market conditions and growth rates. Readers of this Form 10-K should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

Financial and other information may also be accessed at our website. The address is to ir.solesence.com. We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the SEC, and intend to make all such reports and amendments to reports available free of charge on our website. We have included our website address throughout this Form 10-K as textual references only. The information contained on, or accessible through, our website is not incorporated into this Form 10-K.

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

Our overall strategy in combatting known cybersecurity risks includes a variety of individual tactics, including:

●	The use of antivirus software, virtual private networks, email security, as well as other software to prevent and detect data intrusions.
●	The deployment of updates and patches as they are available and maintaining the current versions of major software to reduce the exposure to vulnerabilities.
●	If necessary, the use of third-party security experts if and when an incident is detected.

We are not aware of having experienced any material cybersecurity incidents in 2024. We are not aware of any existent cybersecurity threats that would materially affect, or are reasonably likely to materially affect, our business strategy, results of operations or financial conditions.

Management Oversight

Day-to-day management of cybersecurity threats is conducted by our information technology consultant which is charged with identifying and reporting threats to senior management, which then reports to the Board of Directors.

Board Oversight

The Board of Directors is responsible for oversight of management’s efforts to eliminate cybersecurity risks.

Item 2. Properties

We operate three facilities in the Chicago suburbs - a 36,000 square-foot production, research and headquarters facility in Romeoville, Illinois, a 20,000 square-foot production facility in Burr Ridge, Illinois and a 261,000 square-foot production and warehouse facility in Bolingbrook, Illinois.

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

The Bolingbrook facility houses our warehousing operations, sunscreen lotions manufacturing, dispersion manufacturing, filling and assembly of our Solésence® products and additional quality control spaces. The Bolingbrook facility is registered with the FDA for OTC drug manufacturing and packaging, site is registered under ISO 9001, ISO 22716 and ISO 14001, and we believe that the particle coating processes used for our ingredients and fully formulated sunscreens and cosmetic products for personal care are in compliance with the cGMP requirements of the FDA. The Bolingbrook site is registered with the FDA for API manufacturing, manufacturing, and packaging.

We lease our Romeoville, Burr Ridge and Bolingbrook facilities. The Romeoville lease term was extended to January 31, 2028, in August 2024. The Burr Ridge lease term was extended to September of 2025. During December 2021, we entered into a Standard Form Industrial Lease for a new facility in Bolingbrook, Illinois, which, among other things, will end in May of 2032, with options to extend this lease at market rent for each of three concurrent five-year periods.

With the addition of the Bolingbrook space in 2021, we believe that our leased facilities will provide sufficient capacity to fulfill current known customer demand as well as allow for the creation of substantial additional space to enable expansion of key production processes. We believe we will be able to expand certain operations, and consolidate others, to support additional growth in an economically efficient manner. We believe that our capital expenditures made in 2024, and projected for 2025, will support currently anticipated demand from existing and expected customers through 2025 and into 2026. Management continues to spend considerable time determining how best to optimize our facilities to maximize growth over the next few years. Our actual future capacity requirements will depend on many factors, including new and potential customer acceptance of our current and potential engineered materials, applications and products, both expected and currently unplanned growth from existing customers, continued progress in our research and development activities and product testing programs and the magnitude of these activities and programs.

Item 3. Legal Proceedings

As previously disclosed, in August 2022, BASF Corporation (“BASF”) filed a complaint against the Company (the “New Jersey Complaint”) in the Superior Court of New Jersey (“SCNJ”) alleging that the Company breached the Zinc Oxide Supply Agreement dated as of September 16, 1999 between the Company and BASF, as assignee, as amended through January 1, 2019 (the “Agreement”). The New Jersey Complaint specifically alleged that the Company had breached the exclusivity provision of the Agreement by selling zinc oxide to entities other than BASF, including sales to the Company’s subsidiary Solésence, LLC (“Solésence”), in markets designated as being in the field of use (the “Field”) under the Agreement. In February 2023, the Company answered the New Jersey Complaint, denying all wrongdoing and filed counterclaims, including a request for a declaration that contrary to BASF’s views, the exclusivity provision of the Agreement does not apply to all products containing zinc oxide for uses in the Field nor does the exclusivity provision prohibit the Company’s sales through Solésence of products containing zinc oxide as an ingredient.

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

In connection with the Settlement Agreement, the Company and BASF entered into Amendment No. 5 (the “Amendment”) to the Agreement, and a Binding Memorandum of Understanding regarding the Company using its commercially reasonable efforts to develop a modified zinc oxide product for BASF’s exclusive purchase under the Agreement (the “Modified Product MOU”). The Amendment includes provisions (a) amending the exclusivity section of the Agreement to provide that (i) BASF has the exclusive right to use zinc oxide materials that the Company develops, makes, or sells to BASF as an ingredient for uses in the Field, and (ii) the Company or its affiliates, including Solésence, can supply and sell both certain finished products containing zinc oxide for use in the Field to customers anywhere in the world and certain zinc oxide dispersions that the Company developed or develops for a particular customer, and (b) amending the provisions of the Agreement concerning order forecasting and procedures, operational planning, inventory and capacity requirements, and periodic facility shutdown arrangements, to more effective serve each party’s business needs with respect to all product that BASF purchases from the Company under the Agreement.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information; Holders; Dividends

Our common stock is traded under the symbol “NANX” on the OTCQB marketplace, operated by OTC Markets Group. The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock on the OTCQB marketplace:

	High	Low
Fiscal year ended December 31, 2024:
First Quarter	$0.98	$0.43
Second Quarter	1.71	0.70
Third Quarter	1.65	1.33
Fourth Quarter	2.88	1.30
Fiscal year ended December 31, 2023:
First Quarter	$1.79	$1.08
Second Quarter	1.45	0.50
Third Quarter	1.40	0.88
Fourth Quarter	1.00	0.55

On March 28, 2025, the last reported sale price of our common stock was $2.09 per share, and there were 120 holders of record of our common stock.

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

Overview

Solésence is a health-oriented, science-driven company, focused on various skin health and beauty markets. Our primary skin health products are fully developed prestige skin care formulations with mineral-based UV protection enabled by our proprietary Active Pharmaceutical Ingredients (“APIs”), which are also marketed as APIs for sale to manufacturers of other types of skin health products, including sunscreens and daily care products. Additionally, we continue to sell products in legacy markets including medical diagnostics, architectural coatings, industrial coating applications, abrasion-resistant additives, and plastics additives applications— all of which currently fall into the advanced materials product category.

Critical Accounting Estimates

Management also monitors the value of inventory for the effects of aging, obsolescence, and seasonality. Consistent with the provisions in FASB ASC 330-10-35, we adjust inventory valuation upon management’s determination that the potential for obsolete materials exist. The majority of the reserve is done by specific identification. Factors include inventory in quarantine, aging finished goods or obsolete materials as identified by management. In the application of this policy in 2024, management deemed a portion of inventory will likely experience such an impairment and elected to apply a $1,987,000 inventory reserve in anticipation. Some of the materials in question are nearing expiration and therefore more difficult to sell, some represent soon-to-be obsolete products, and some are raw materials that we no longer use regularly.

Certain assumptions are necessary to assess the impact of risks and uncertainties on the financial information, such as cash flow projections, availability of capital if needed to support the ongoing operations of the business, and our expected compliance with contractual commitments. Any changes in those plans or assumptions could have a material impact on our liquidity and financial condition. While we have seen costs continue to increase on an inflationary basis as we enter 2025, it is our belief that we will be able to offset much of this cost as we gain greater production efficiencies and seek to increase our pricing where possible.

Results of Operations

Years Ended December 31, 2024 and 2023

Total revenue increased to $52,347,000 in 2024, compared to $37,297,000 in 2023. A substantial majority of our revenue for each year is from our largest customers, in particular, sales to our largest customer in skin care and sunscreen applications, finished skin health products marketed through our consumer products. Product revenue, the primary component of our total revenue, increased to $51,890,000 in 2024, compared to $36,641,000 in 2023. This increase was due to an increase in revenue from our consumer products partially offset by decreased personal care ingredients and advanced materials products.

Current Significant Customers

		For the years ended
		December 31,
Customer #	Product Category	2024	2023
1	Consumer Products	32%	17%
2	Personal Care Ingredients	13%	25%
3	Consumer Products	7%	15%
	Total	52%	57%

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $36,159,000 in 2024, compared to $29,472,000 in 2023. The increase in cost of revenue was primarily driven by higher materials and direct labor costs related to the increased sales volume. Also contributing to the higher cost of revenue was increased costs associated with supply chain and maintenance activities costs due to the increased sales volume. We expect to continue new materials development and dispersion technologies for personal care applications and for our formulated Solésence products during 2025 and beyond, as part of our business model. At current revenue levels we have generated a positive gross margin, though margins can be impeded by the cyclicality of our demand, often leading to the Company not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support higher levels of revenue volume. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to cut costs and pass commodity market-driven raw materials increases on to customers, and the speed and efficiency with which we are able to scale up production for our Solésence products. We expect that, as product revenue volume increases, our fixed manufacturing costs will be more efficiently absorbed, which should lead to increased margins as we grow. We expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets and cost and wage inflation but may or may not realize gross margin percentage growth through 2025 and beyond, dependent upon the factors discussed above.

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

Research and development expense remained the same in 2024, totaling $3,837,000, the same as in 2023. In 2024 labor costs were higher than 2023 which were offset by lower legal and consulting costs in 2024 compared to 2023. We expect expenses for research and development to increase slightly in 2025 depending on growth in our Solésence line of products, and related technologies. This expense growth will be dependent upon the success we have in developing new products, which adds significantly to outside testing fees to both enhance product development and comply with regulatory requirements.

Selling, general and administrative expense decreased to $7,219,000 in 2024, compared to $7,534,000 in 2023. The net decrease was largely attributed to a decrease in legal costs. We expect 2025 expenses in this area to be slightly higher due to expanding parts of our administrative functions, including related staffing additions. The extent to which this increase occurs will be dependent upon growth.

Interest expense decreased to $670,000 in 2024, compared to $838,000 in 2023, due to lower interest rates in 2024 and decreased usage of the debt facilities. The interest expense for 2024 and 2023 related to interest paid relating to our revolving lines of credit for working capital funding and term loans supporting some of our equipment.

In Company-wide operations, we believe inflation has not had a material effect on our operations or financial position for 2024, although we have seen increases in our costs. We expect supplier price increases and wage and benefit inflation, both of which represent a significant component of our costs of operations, may have a material effect on our operations and financial position in 2025 and beyond. We will apply our best efforts to pass through cost increases to our customers. If we are unable to pass through any increases due to contractual limitations or conditions in our markets specifically, this could reduce margins and net income.

Liquidity and Capital Resources

Cash, cash proceeds and use of cash for 2024 and 2023 were:

	For the year ended December 31,
	2024	2023
Total cash	$1,409,000	$1,722,000
Cash provided by (used in) operating activities	1,971,000	(2,006,000)
Net cash used in investing activities	(4,558,000)	(1,051,000)
Net cash provided by financing activities	2,274,000	2,593,000

The $3,977,000 year-over-year increase in cash provided by operating activities for the year ended December 31, 2024 was mainly due to the Company earning $4,235,000 in net income in 2024 compared to $4,390,000 in net loss in 2023. Cash capital expenditures amounted to approximately $4,558,000 and $1,051,000 for the years ended December 31, 2024 and 2023, respectively. We did not dispose of or sell any assets during 2024 or 2023.

The Company maintains a credit agreement with Libertyville to support our obligations under our leased manufacturing and warehouse space in Bolingbrook, Illinois. As of December 31, 2024 there was no outstanding borrowings on this line of credit. This credit agreement has a maturity of December 22, 2025.

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

On November 13, 2023 to support working capital demands the Company entered into (i) a new Promissory Note (“Bridge Note”) with Strandler, LLC, with a maximum borrowing amount of $2,000,000, interest rate at the prime rate plus 0.75%, and set to mature on May 13, 2024, and (ii) amendments to the Loan Agreements increasing the principal amount of the Inventory Facility to $5,200,000, increased the borrowing base to 55% of eligible inventory, up from 50% and extending the maturity date under the Loan Agreement to March 31, 2025. The Bridge Note was repaid in full in connection with the Purchase Agreement referred to below.

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

Under the Purchase Agreement, the Company granted Strandler customary registration rights with respect to shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), it may receive in connection with any conversion of Series X Preferred Stock into Common Stock, as described below. For so long as any amount of Preferred Stock is outstanding, the Purchase Agreement also (i) prevented the Company from paying any dividend on any shares of the Company’s capital stock (other than dividends consisting solely of Common Stock or rights to purchase Common Stock), (ii) prevented the Company from repurchasing any Common Stock, and (iii) subject to certain permitted exceptions, restricted the Company’s ability to permit any lien or other encumbrance on Company assets.

At any time and from time to time, in whole or in part, following the Company properly filing an amendment (the “Certificate Amendment”) to its Certificate of Incorporation to increase the number of authorized shares of its Common Stock from 60,000,000 to 95,000,000, each share of Series X Preferred Stock was convertible, at the option of the holder, into 1,000 shares of Common Stock at no additional cost. If the Company had not properly filed, upon shareholder approval, the Certificate Amendment on or before August 1, 2024, then each share of Series X Preferred Stock would have been redeemable at the holder’s option, in whole or in part, without penalty or premium, at a redemption price equal to $420 per share (each, a “Redemption”). If the Company had failed to fully pay any Redemption within five days of receiving notice, all unpaid amounts will have born interest at a rate of 10% per annum. In addition, in the event of a Change in Control (as defined in the Certificate of Designations) of the Company, each share of the Series X Preferred Stock would have been redeemable at the option of the holder, without penalty or premium, at a redemption price equal to $420 per share. Upon any conversion of Preferred Stock into Common Stock by Strandler, Strandler is required to hold the Common Stock received in the conversion for a period of 12 months.

Holders of Series X Preferred Stock (i) were not entitled to receive dividends, subject to customary anti-dilution protections, (ii) have no voting rights, and (iii)receive a liquidation preference of $400 per share. The Series X Preferred Stock ranks senior in right of payment to all securities designated as junior securities, including Common Stock.

On June 18, 2024, the Company held a special meeting of stockholders where the Certificate Amendment was approved. The Certificate Amendment was filed with the State of Delaware on June 19, 2024. On June 20, 2024, Strandler converted its 15,000 shares of Series X Preferred Stock to 15,000,000 shares of Common Stock.

In connection with the Company’s entry into the Purchase Agreement, the Company also entered into (i) a Second Amendment to Business Loan Agreement (the “Term Loan Agreement Amendment”) with Strandler, LLC, (ii) a Second Amendment to Business Loan Agreement (the “A&R Loan Agreement Amendment”) with Beachcorp, LLC, which is also an affiliate of our controlling shareholder, Bradford T. Whitmore (“Beachcorp”), and (iii) a Second Amendment to Business Loan Agreement with Beachcorp (the “Revolving Loan Agreement Amendment” and together with the Term Loan Agreement Amendment and the A&R Term Loan Agreement Amendment, the “Loan Agreement Amendments”). The Loan Agreement Amendments extend the maturity date under each respective loan agreement from March 31, 2025 to October 1, 2025. As of December 31, 2024, the Company’s A/R Revolver, Inventory Facility and New Term Loan matured on October 1, 2025. Since then, the Company’s related party debt holder for the A/R Revolver, Inventory Facility and New Term Loan has committed to refinancing the debt with a new maturity date after April 1, 2026.

On December 31, 2024, the balance on the Term Loan was $1,000,000, the balance on the A/R Revolver Facility was $0, the balance on the Inventory Facility was $4,000,000. On December 31, 2023, the balance on the Term Loan was $1,000,000, the balance on the Bridge Load was $2,000,000, the balance on the A/R Revolver Facility was $2,810,000, and the balance on the Inventory Facility was $5,000,000.

For more information regarding the New Business Loan Agreement, see Note 3 to our Financial Statements referred to in Part II, Item 8 of this Annual Report on Form 10-K.

Our actual future capital requirements in 2025 and beyond will depend on many factors, including customer acceptance of our current and potential consumer products, APIs sold as ingredients in to the skin health markets, medical diagnostics ingredients, and other engineered materials, applications, and products, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell these products and ingredients. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, we expect that capital spending relating to currently known capital needs for 2025 will be between $6 million and $8 million, to be funded by profit from operations, our existing loans and lines of credit, and possible new financing. If those projects are delayed or ultimately prove unsuccessful, or if we fail to be able to support the additional cost of funding them in the near term, we expect our capital expenditures may fall below the lower end of the range. Similarly, substantial success in business development projects may cause the actual 2025 capital investment to exceed the top of this range.

We have federal net operating loss carryforwards for tax purposes of approximately $42 million on December 31, 2024 Because the Company may experience “ownership changes” within the meaning of the U.S. Internal Revenue Code (“IRC”) in connection with any future equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the IRC. If not utilized, $36 million of this loss carryforward will expire between 2025 and 2037. Given changes to the IRC, net operating loss carryforwards generated after January 1, 2018 do not expire, therefore, $6.8 million in net operating losses generated since January 1, 2018 do not expire. We have Illinois net loss deduction carryforwards for tax purposes of approximately $18.2 million on December 31, 2024. Due to the provisions of Illinois Public Act 102-0669 signed November 16, 2021, Illinois net loss deductions expire between 2030 and 2043.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment and those criteria, our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) (which roles are currently filled by the same person), believes that the Company maintained effective internal control over financial reporting as of December 31, 2024.

Changes in Internal Control over Financial Reporting. The Company’s management, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Set forth below is certain information regarding the directors of the Company.

Name	Age	Position with Company	Director Since	Term Expires	Class
R. Janet Whitmore	70	Chair of the Board of Directors	2003	2025	I
Laura M. Beres	40	Director	2020	2025	I

Mark E. Miller	61	Director	2023	2027	III

Jess A. Jankowski	59	President, Chief Executive Officer, Chief Financial Officer, and Director	2009	2027	III

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

Ms. Beres has served as a director of the Company since October, 2020. She has spent her career in corporate strategy and operations in retail and consumer industries, transforming programs and building new organizational and market-facing capabilities. Ms. Beres currently serves as the VP Merchandising, Strategy & Growth at Ulta Beauty, having previously served as the VP, Enterprise Transformation. Previously, she has worked at Deloitte Consulting, advising primarily on growth and transformation strategies in large-scale, consumer-facing companies, with additional leadership roles in the CMO practice, developing and executing strategies on global accounts. Ms. Beres started her career working in the financial services, focused on small and middle market companies, with responsibilities including commercial lending and credit evaluation, and credit transaction negotiation. She earned her M.B.A. from The University of Chicago Booth School of Business and has a B.S. in Finance and B.A. in Oboe Performance from Butler University. Ms. Beres also serves on the Board of Directors for Youth Guidance, and has similarly served non-profit organizations on various Associate and Auxiliary Boards in Chicago. We believe that Ms. Beres’ broad strategic experience in CPG, and specific experience with cosmetics, along with her strong financial background makes her a valuable member of our Board of Directors.

Mr. Miller has served as a Director of the Company since July, 2023. He has spent most of his career in leadership and operations roles in chemical manufacturing companies in the personal care and pharmaceutical industries. Mr. Miller currently serves as Chief Executive Officer and Board Chair at MetiSense LLC. He also serves on the Board of Directors with Cupron, Inc. and Curie Co., two privately held organizations in advanced materials. Previously he was the President and Chief Operating Officer at Nagase Specialty Materials, where he led the North American organization, and he has worked at Business Performance Consultancy as a Principal and in Executive roles at Lonza and BASF. He earned his JD from the University of Illinois Chicago, M.B.A. from the University of Illinois Urbana-Champaign, and has a BBA in Business Administration from the University of Notre Dame. We believe that Mr. Miller’s broad strategic experience in personal care chemical manufacturing along with his strong executive leadership background makes him a valuable member of our Board of Directors.

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

Meetings of the Board and Committees During the year ended December 31, 2024, the Board of Directors (“BOD”) held sixteen meetings. All directors attended all meetings of the BOD and related committee meetings in 2024 with the exception of one committee meeting where Ms. Beres was absent.

Committees of the Board of Directors -- The Board of Directors has established an Audit and Finance Committee, Compensation Committee and Nominating and Corporate Governance Committee. Each operates in accordance with its charter (available on our website www.solesence.com under the “Investor Relations” section). The current members of the Audit and Finance Committee are Ms. Whitmore, Ms. Beres (Chair), and Mr. Miller. The members of the Compensation Committee are Ms. Whitmore (Chair), Ms. Beres, and Mr. Miller. The members of the Nominating and Corporate Governance Committee are Ms. Whitmore (Chair), Ms. Beres, and Mr. Miller.

The Audit and Finance Committee generally has responsibility for retaining the Company’s independent public auditors, reviewing the plan and scope of the accountants’ annual audit, reviewing the Company’s internal control functions and financial management policies, reviewing and approving all related party transactions, and reporting to the Board of Directors regarding all of the foregoing. The Audit and Finance Committee held six meetings during 2024. The Board of Directors has determined that Ms. Whitmore is an “audit committee financial expert” as described in applicable SEC rules. The Board of Directors has not determined affirmatively that Ms. Whitmore is independent under the Nasdaq Stock Market rules, but such rules are inapplicable to the Company because the Company is no longer listed on Nasdaq.

The Compensation Committee generally has responsibility for establishing executive officer and key employee compensation, reviewing, and establishing the Company’s executive compensation, evaluating our Outside Director compensation, and reporting to the Board of Directors regarding the foregoing. The Compensation Committee also has responsibility for administering the 2019 Equity Compensation Plan (the “2019 Equity Plan”), determining the number of options, if any, to be granted to the Company’s employees and consultants pursuant to the 2019 Equity Plan, and reporting to the Board of Directors regarding the foregoing. Regarding most compensation matters, including executive compensation, our management provides recommendations to the Compensation Committee; however, the Compensation Committee does not delegate any of its functions to others in setting compensation. The Compensation Committee does not currently utilize external consultants in executive or director compensation matters. The Compensation Committee held three meetings during 2024. Each member of the Compensation Committee is a “non-employee director” as defined in Rule 16b-3 under the Exchange Act and is an “Outside Director” as defined by the regulations under Section 162(m) of the Internal Revenue Code.

The Nominating and Corporate Governance Committee generally has responsibility for evaluating and nominating candidates to serve on the Board of Directors, and for establishing and reviewing our Corporate Governance Principles. The Nominating and Corporate Governance Committee held one meeting during 2024.

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

Name	Age	Position
Kevin Cureton	63	Chief Operating Officer

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

DELINQUENT SECTION 16(a) REPORTS

Section 16 of the Exchange Act requires the Company’s officers (as defined under Section 16), directors and persons who beneficially own greater than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of the forms we have received, we believe that during 2024 all Section 16 filing requirements applicable to our officers, directors and 10% beneficial owners were complied with by such persons, with the exception of two late Form 4 filings by Ms. Whitmore.

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to, among others, our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is posted on our Internet website www.solesence.com under the “Investor Relations” section. In the event that we make any amendment to, or grant any waiver from, a provision of the Code of Ethics that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver on our website.

INSIDER TRADING POLICY

Our insider trading policy includes provisions that prohibit officers, directors, advisory board members, employees and independent contractors, as well as each of those person’s spouse, minor child, any person living in their household from engaging in short sales, put or call options, hedging transactions, pledging, or other derivative transactions involving Solésence stock. The Company’s Insider Trading Policy is attached in Exhibit 19.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation for each of our named executive officers in U.S. dollars for the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Jess Jankowski	2024	$357,072	$—	$39,738	$26,969	$423,779
Chief Executive Officer	2023	$341,409	$—	$5,521	$27,919	$374,849
Kevin Cureton	2024	$309,256	$—	$39,738	$21,299	$370,293
Chief Operating Officer	2023	$294,492	$—	$5,521	$22,704	$322,687

(1)	Any amounts earned during 2024 and 2023 would typically have been paid in early-to-mid 2025 and 2024, respectively. Bonus compensation is driven by Company performance against its goals as ultimately determined by the Compensation Committee of the Board of Directors (“Compensation Committee”). A set of Company-level objectives is created at the beginning of the year, focusing on total revenue, revenue growth, particular sources of revenue growth, business development achievements, cash flows and related targets, as well as a small discretionary component designed to capture items not specifically listed. Each measure has varying levels of achievement, which is reflected in the aggregate bonus measurement. The resulting bonus calculation is then applied to each individual’s bonus potential as a percentage of salary. Performance milestones were achieved in 2024 and related bonuses will be paid. Performance milestones were not achieved in 2023 and related bonuses were not paid.
(2)	The amounts in this column represent the aggregate grant date fair value of awards granted in 2024 and 2023 in accordance with FASB ASC Topic 718. See Note 10 of the notes to our financial statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining the FASB ASC Topic 718 values.
(3)	The amounts in this column represent 401(k) match (total for executive officers of $14,305 during 2024 and $14,585 during 2023), and the value of the Company portion of the health and life insurance including employer HSA contributions. Health insurance benefits are the same for all employees. Life insurance is provided to all employees in the amount of the employee’s annual base salary, capped at a maximum of $150,000.

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

OUTSTANDING EQUITY AWARDS AT YEAR-END

The following table sets forth information regarding each unexercised option held by each of our named executive officers as of December 31, 2024.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
Jess Jankowski
	69,000	-0-		$0.42	02/23/26
	81,000	-0-		$0.68	02/21/27
	90,000	-0-		$0.82	05/23/28
	16,500	-0-		$0.51	05/22/29
	90,000	-0-		$0.45	06/18/27
	90,000	-0-		$4.17	12/28/28
	48,000	24,000	(1)	$1.17	12/20/29
	4,200	8,400	(2)	$0.61	12/27/30	—	—
	-0-	22,500	(3)	$2.44	12/31/31	—	—

Kevin Cureton
	43,500	-0-		$0.42	02/23/26
	50,000	-0-		$0.68	02/21/27
	80,000	-0-		$0.82	05/23/28
	16,500	-0-		$0.51	05/22/29
	90,000	-0-		$0.45	06/18/27
	90,000	-0-		$4.17	12/28/28
	48,000	24,000	(1)	$1.17	12/20/29
	4,200	8,400	(2)	$0.61	12/27/30
	-0-	22,500	(3)	$2.44	12/31/31	—	—
(1)	These grants expiring December 20, 2029 vest in three equal installments on December 20, 2023, 2024, and 2025.
(2)	These grants expiring December 27, 2030 vest in three equal installments on December 27, 2024, 2025, and 2026.
(3)	These grants expiring December 31, 2031 vest in three equal installments on December 31, 2025, 2026, and 2027.

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

Payments. The following table quantifies the estimated payments that would be made in each covered circumstance to the following named executive officers:

Name	Termination By Company Without Cause(1)(4)	Change In Control(2)(4)	Involuntary Termination In Connection With or Following a Change In Control(3)(4)
Jess Jankowski	$367,000	$36,000	$770,000
Kevin Cureton	$160,000	$36,000	$196,000

(1)	This amount represents the severance benefits that would be received under the executive officer’s employment agreement as described had the executive officer been terminated by the Company without cause on December 31, 2023, including the value of any stock options that would have accelerated vesting in connection with such termination.
(2)	This amount represents an estimate of the value that would have been received under the 2019 Equity Compensation Plan had a change in control occurred as of December 31, 2024, and the executive officers benefited from an acceleration of vesting in the 2019 Equity Compensation Plan awards, as described above.
(3)

This amount represents an estimate of the payments and value (including acceleration of vesting of equity-based awards) that would have been received by the executive officers had the executive officers been terminated by the Company without cause on December 31, 2024 in connection with a change in control on this date.

(4)	In all three columns, for purposes of calculating the value of the acceleration of vesting of equity-based awards relating to a change in control on December 31, 2024, the closing price of our common stock as of December 31, 2024, was used. The amount represents the difference between the exercise price of any unvested options and $2.26.

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

In 2024, we paid quarterly compensation to the Chairman of the Board of Directors, for an annual total of $24,000. Our other two then Outside Directors, Ms. Beres and Mr Miller were each paid quarterly compensation for an annual total of $18,000. This compensation was made solely for services performed by each in their capacities as directors.

During the fourth quarter of 2024, we granted our Outside Directors stock options totaling 30,000 shares under the 2019 Equity Plan, as follows: the Chairman of the Board of Directors received stock options to purchase 12,000 shares of our common stock, while the other two of the then Outside Directors received stock options to purchase 9,000 shares of our common stock. Our current Outside Directors had the following shares of our common stock underlying stock options (both vested and unvested) outstanding as of December 31, 2024: Ms. Whitmore: 59,934 shares; Ms. Beres: 61,600 shares; and Mr. Miller: 31,600 shares.

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

All Outside Directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board and committee meetings.

	2024 Outside Director Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
R. Janet Whitmore	$24,000	$21,193	$45,193
Laura M. Beres	$18,000	$15,895	$33,895
Mark E. Miller	$18,000	$15,895	$33,895

(1)	The amounts in this column represent the aggregate grant date fair value of awards granted in 2024 in accordance with FASB ASC Topic 718. See Note 10 of the notes to our financial statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining the FASB ASC Topic 718 values.

It is not the Company’s practice to issue named executive officer or other employees option grants before or after the disclosure of material non-public information. The board of directors approve all option grants. For the last several years options have been granted one time a year in December to named executive officers and other employee. The only exception to this practice is when option grants are made to qualifying new hires on or near their hire date. It is not the board’s policy or practice to time the release of material non-public information and the issuance of option grants to affect the value of the named executives’ compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The following table gives information about our common stock that may be issued upon the exercise of options and rights under our 2019 Equity Compensation Plan (the “2019 Equity Plan”) and our 2010 Equity Compensation Plan (the “2010 Equity Plan”) on December 31, 2024. The 2019 Equity Plan replaced the 2010 Equity Plan.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans Approved by Shareholders	3,212,000	$1.47	63,000
Plans Not Approved by Shareholders	None	$—	None

SECURITY OWNERSHIP OF MANAGEMENT

AND PRINCIPAL STOCKHOLDERS

The following table sets forth, as of March 28, 2025 certain information with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of common stock, (2) each of our directors, (3) each of our named executive officers and (4) all of our named executive officers and directors as a group. There were 70,103,279 shares of common stock outstanding as of March 28, 2025.

Name	Number of Shares Beneficially Owned(1)		Percent of Shares Beneficially Owned
Bradford T. Whitmore	49,826,805	(2)	71.08%
R. Janet Whitmore	2,082,009	(3)	2.97%
Jess A. Jankowski	698,150	(4)	*
Kevin Cureton	614,412	(5)	*
Beres, Laura M	39,200	(6)	*
Miller, Mark E	7,533	(7)	*
All current executive officers and directors as a group (5 persons)	3,441,304	(8)	4.84%

* Denotes beneficial ownership of less than one percent.

Unless otherwise indicated below, the person’s address is the same as the address for the Company.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	Includes 25,358,879 shares of common stock held by Whitmore Holdings, LLC, 675,515 shares of common stock held by Grace Investments, LP, 23,684,270 shares of common stock held by Strandler, LLC and 108,141 shares held by Bradford T. Whitmore. Mr. Whitmore is a manager of Whitmore Holdings, LLC. In such capacities, Mr. Whitmore shares voting and investment power with respect to the shares of common stock held by Whitmore Holdings, LLC. Mr. Whitmore is a manager of Strandler, LLC. In such capacities, Mr. Whitmore shares voting and investment power with respect to the shares of common stock held by Strandler, LLC. Mr. Whitmore is a general partner of Grace Investments, LP. In such capacities, Mr. Whitmore shares voting and investment power with respect to the shares of common stock held by the Grace Investments, LP. This information is based on information reported on a Form 4 filed on September 3, 2024 with the SEC. The address of the stockholder is 5215 Old Orchard Road Suite 620, Illinois 60077.
(3)	Includes Ms. Whitmore’s 32,867 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 25, 2025.
(4)	Includes Mr. Jankowski’s 488,700 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 25, 2025, as well as 1,000 shares held by his spouse.
(5)	Includes Mr. Cureton’s 488,700 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 25, 2025.
(6)	Includes Ms. Beres’ 39,200 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 25, 2025.
(7)	Includes Mr. Miller’s 7,533 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 25, 2025.
(8)	Includes all current executive officers and directors as a group’s 990,500 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 25, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have engaged in a series of debt and equity transactions with Bradford T. Whitmore since January 1, 2023, as described above in Item 7. Together with his affiliates Grace Brothers, Ltd., Grace Investments, Ltd., Mr. Whitmore beneficially owned approximately 71% of the outstanding shares of our common stock as of March 28, 2025. Mr. Whitmore is the brother of R. Janet Whitmore, who has been the Chair of the Board of Directors since November 19, 2019 and one of our directors since 2003, and who is also a stockholder. Through his affiliates Beachcorp, LLC and Strandler, LLC, Mr. Whitmore is also a substantial lender to the Company under the Business Loan Agreement, dated November 16, 2018 (see Note 3) to our financial statements included in this Annual Report on Form 10-K).

Director Independence. The Board of Directors has determined that the following Company directors are “independent” as that term is defined in the rules and regulations of the SEC and the Nasdaq Stock Market: Ms. Beres and Mr. Miller. Though we are not currently listed on Nasdaq, our Board of Directors used the Nasdaq listing standards in making its independence determinations. Under the Nasdaq Stock Market rules, the Company would qualify as a “controlled company” because of the direct and indirect ownership of Bradford T. Whitmore. As a controlled company, the Company would be exempt from the requirements under those rules to have a majority of independent directors, to have an independent compensation committee, or to have independent director oversight of director nominations.

The Board of Directors has established an Audit and Finance Committee, Compensation Committee and Nominating and Corporate Governance Committee (the “Standing Committees”). Ms. Whitmore, Ms. Beres, and Mr. Miller are members of the Standing Committees, and Ms. Whitmore serves as Chair of each committee.

Item 14. Principal Accounting Fees and Services

Audit Fees. The aggregate amount billed by our principal accountant, RSM US LLP (“RSM”), for audit services performed for the fiscal years ended December 31, 2024 and 2023 was approximately $270,000 and $263,000 respectively. Audit services include the auditing of financial statements and quarterly reviews.

Audit Related Fees. There were approximately $26,000 in audit related fees billed by RSM for the years ended December 31, 2024 and 2023, which may include costs incurred for reviews of registration statements, assistance with Staff comment letters, and consultation on various accounting matters in support of our financial statements.

Tax Fees. There were no fees billed by our principal accountant for tax related services for the fiscal years ended December 31, 2024 and 2023.

All Other Fees. Other than those fees described above, during the fiscal years ended December 31, 2024 and 2023, there were no other fees billed for services performed by our principal accountant.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations for the Years Ended December 31, 2024 and 2023
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024 and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023

Notes to Consolidated Financial Statements

2.	A list of exhibits required to be filed as part of this Form 10-K is set forth in the Exhibit Index beginning on page E-1 of this Form 10-K, and is incorporated herein by reference.

Item 16. Form 10-K Summary

NONE.

SOLESENCE, INC

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Solesence, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Solesence, Inc. and its subsidiaries, formerly known as Nanophase Technologies Corporation, (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Excess and Obsolete Reserve

As described within Note 1 and Note 4 to the consolidated financial statements, the Company has recorded an allowance to reduce inventory relating to excess quantities or the obsolescence of certain products. As of December 31, 2024, the Company has reported inventories of approximately $20,267,000, net of an excess and obsolete reserve of $1,987,000. The Company monitors the value of inventory for the effects of aging, obsolescence, and seasonality, and recognizes a reserve equal to the value of inventory that will likely not be consumed in production or sold and therefore will experience an impairment. Such inventory may consist of materials nearing expiration, soon-to-be obsolete products or raw materials that are no longer regularly used.

We identified the valuation of the inventory excess and obsolete reserve as a critical audit matter because of the significant assumption and judgments made by management. Auditing management’s assumption and judgments regarding their expectations of inventory that will not be consumed in production or sold, and evaluating evidence obtained, involved a high degree of auditor judgment, subjectivity and increased audit effort.

Our audit procedures related to the Company’s evaluation of the excess and obsolete inventory reserve included the following primary procedures, among others:

•	We reviewed the Company’s accounting policy to understand management’s estimation methodology and their significant assumption, assess consistency and identify changes from prior years.
•	We performed corroborative inquiries with management and those in purchasing, operations, warehousing and production to understand the basis for the reserve.
•	We evaluated the reasonableness of the significant assumption used by management including those related to identifying materials nearing expiration, soon-to-be obsolete products or raw materials that are no longer regularly used.
•	We tested the completeness, accuracy and relevance of the underlying data used in management’s estimate of excess and obsolete inventory.
•	We tested the calculations and application of management’s methodologies related to the valuation of excess and obsolete inventory.
•	We performed a comparison of current year activity to the prior year reserve to assess the reasonableness of the Company's reserves and identify potential indicators of management bias that may be present.
•	We obtained management's evaluation of the reasonableness of their significant assumption and reperformed calculations within to test for mathematical accuracy. We tested the completeness of the inventory subjected to their analysis. In addition, we tested the reliability of data underpinning management's analysis, including historical sales and usage data.

/s/ RSM US LLP

We have served as the Company's auditor since 2001.

Milwaukee, Wisconsin

March 31, 2025

SOLESENCE, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023
	(in thousands except share and per share data)
ASSETS
Current assets:
Cash	$1,409	$1,722
Trade accounts receivable	5,655	3,692
Allowance for credit losses	(786)	(225)
Trade accounts receivable, net	4,869	3,467
Inventories, net	20,267	10,031
Prepaid expenses and other current assets	2,803	1,082
Total current assets	29,348	16,302

Equipment and leasehold improvements, net	12,734	8,668
Operating leases, right of use	7,917	7,907
Other assets, net	3	4
Total assets	$50,002	$32,881
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit – accounts receivable, related party	$—	$2,810
Line of credit – inventory, related party	4,000	—
Current portion of term debt, related party	—	2,000
Term debt, related party	1,000	—
Current portion of operating lease obligations	1,260	1,297
Accounts payable	9,093	6,260
Deferred revenue	5,571	2,353
Accrued expenses	4,849	869
Total current liabilities	25,773	15,589

Long-term portion of operating lease obligations	9,037	9,152
Long-term line of credit – inventory, related party	—	5,000
Long-term debt, related party	—	1,000
Asset retirement obligations	246	238
Total long-term liabilities	9,283	15,390

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 95,000,000 and 60,000,000 shares authorized; 70,103,279 and 49,627,254 shares issued and outstanding on December 31, 2024 and 2023, respectively	700	496
Additional paid-in capital	114,674	106,069
Accumulated deficit	(100,428)	(104,663)
Total stockholders’ equity	14,946	1,902
Total liabilities and stockholders’ equity	$50,002	$32,881

(See accompanying Notes to Consolidated Financial Statements)

SOLESENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2024	2023
	(in thousands except share and per share data)
Revenue:
Product revenue	$51,890	$36,641
Other revenue	457	656
Total revenue	52,347	37,297

Operating expense:
Cost of revenue	36,159	29,472
Gross profit	16,188	7,825

Research and development expense	3,837	3,837
Selling, general and administrative expense	7,219	7,534
Net income (loss) from operations	5,132	(3,546)
Interest expense	670	838
Net income (loss) before provision for income taxes	4,462	(4,384)
Provision for income taxes	227	6

Net income (loss)	$4,235	$(4,390)

Net income (loss) per share-basic	$0.07	$(0.09)

Weighted average number of basic common shares outstanding	62,350,459	49,556,305

Net income (loss) per share-diluted	$0.07	$(0.09)

Weighted average number of diluted common shares outstanding	65,028,815	49,556,305

(See accompanying Notes to Consolidated Financial Statements)

SOLESENCE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (in thousands except share data)

	Preferred Stock		Common Stock		Additional
Description	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance on December 31, 2022	—	$—	49,320,680	$493	$105,226	$(100,070)	$5,649
Cumulative effect of accounting changes related to expected credit losses	—	—	—	—	—	(203)	(203)
Issuances of shares and stock option exercises	—	—	306,574	3	151	—	154
Stock-based compensation	—	—	—	—	773	—	773
Rights offering expense	—	—	—	—	(81)	—	(81)
Net loss for the year ended December 31, 2023	—	—	—	—	—	(4,390)	(4,390)
Balance on December 31, 2023	—	$—	49,627,254	$496	$106,069	$(104,663)	$1,902
Issuances of shares and stock option exercises	—	—	20,476,025	204	7,880	—	8,084
Stock-based compensation	—	—	—	—	725	—	725
Net income for the year ended December 31, 2024	—	—	—	—	—	4,235	4,235
Balance on December 31, 2024	—	$—	70,103,279	$700	$114,674	$(100,428)	$14,946

(See accompanying Notes to Consolidated Financial Statements)

SOLESENCE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
	(in thousands)
Operating activities:
Net income (loss)	$4,235	$(4,390)
Adjustments to reconcile net income (loss) to cash provided by (used) in operating activities:
Depreciation and amortization	928	742
Share-based compensation	725	773
Changes in assets and liabilities related to operations:
Trade accounts receivable, net	(1,402)	1,064
Inventories, net	(10,236)	(1,192)
Prepaid expenses and other assets	(1,721)	(216)
Accounts payable	2,399	(503)
Deferred revenue	3,218	165
Accrued expenses	3,988	(146)
Net changes in right-of-use assets and lease liabilities – operating	(163)	1,697
Net cash provided by (used in) operating activities	1,971	(2,006)

Investing activities:
Acquisition of equipment and leasehold improvements	(4,558)	(1,051)
Net cash used in investing activities	(4,558)	(1,051)

Financing activities:
Payments to line of credit – accounts receivable, related party	(2,810)	(1,472)
(Payments to) proceeds from line of credit - inventory, related party	(1,000)	2,000
Payments to term loans, related party	(2,000)	(1,346)
Proceeds from term loans, related party	—	3,338
Proceeds from issuance of mezzanine preferred stock	6,000	—
Proceeds from exercise of stock options	2,084	73
Net cash provided by financing activities	2,274	2,593
Decrease in cash	(313)	(464)
Cash at beginning of period	1,722	2,186
Cash at end of period	$1,409	$1,722

Supplemental cash flow information:
Cash paid for interest	$637	$752

Supplemental non-cash investing and financing activity:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$434	$400
Conversion of mezzanine preferred stock	6,000	—
Right-of-use asset obtained in exchange for a lease liability	1,019	182

(See accompanying Notes to Consolidated Financial Statements)

SOLESENCE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data or as otherwise noted herein)

(1)	Description of Business

Nanophase Technologies Corporation, now known as Solesence, Inc. (“Solésence,” “Company,” “we,” “our,” or “us”), is a science-driven company which, along with its wholly owned subsidiary, Solésence, LLC (our “Solésence consumer products subsidiary”), is focused in various skin health- and beauty-markets.  Using consumer health as our end-goal and science and innovation to guide the path, skin health and medical diagnostics combined currently make up the great majority of our business and drive our forward growth strategy.  We offer engineered materials, formulation development and commercial manufacturing through an integrated family of technologies. Our expertise in materials engineering allows us to effectively coat and disperse particles on a nano and “non-nano” scale for use in a variety of skin health markets, including for use in sunscreens as active ingredients and as fully developed prestige skin care and cosmetics products, marketed and sold through our consumer products line.  Additionally, we continue to sell products in legacy markets, including medical diagnostics, architectural coatings, industrial coating applications, abrasion-resistant additives, and plastics additives, all of which fall into the advanced materials product category.

 We target markets~~,~~ primarily related to skin health products and ingredients where we believe our materials and products offer practical and competitive minerals-based solutions. We traditionally work closely with current customers in these target markets to identify their material and performance requirements. We market our Solésence® products to cosmetics and skin care brands, and our other materials to various end-use applications manufacturers.

Recently developed technologies have made certain new products possible and opened potential new markets. During 2015 we were granted a patent on a new type of particle surface treatment (coating) — now called Original Active Stress Defense ™ Technology — which has become the cornerstone of our new product development in consumer products line, with first revenue recognized during 2016. Active Stress Defense™ now refers to a suite of three proprietary technologies — Original Active Stress Defense™, Kleair™, and Bloom™ — all three of which either utilize a unique and proprietary, mineral-based technology or work synergistically with one of our unique and proprietary, mineral-based technologies to improve performance and/or aesthetics. Our ongoing innovation efforts include new IP in areas that advance environmental protection, align with market needs, and complement our existing technologies Through the creation of our consumer products line, we utilize our technology suite to manufacture and sell fully developed solutions to targeted customers in the skin care industry, typically in prestige skin care and cosmetics markets, in addition to the ingredients we have traditionally sold in the personal care area.

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

The Company recorded a net profit and positive cash flow from operations in 2024.  In addition, the company reduced outstanding debt. While the Company’s debt currently matures in the next year, management has a commitment from its related party debt holder that the debt will be refinanced with a maturity date after April 1, 2026. Management believes that current liquidity and expected borrowing capacity are sufficient to fund operations and substantial doubt is not raised regarding the Company's ability to continue as a going concern.

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

Cash

The Cash balance on December 31, 2024 consists of funds borrowed from our Revolving Line of Credit, which is facilitated by Beachcorp, LLC. Our ability to access cash from our credit facilities depends on carrying an Accounts Receivable or Inventory balance greater than the outstanding loan balances in the Revolving Lines of Credit. As part of the agreement, we are required to have a bank account in place to act as a depository account for our customers. This account is referred to as the Control Account. Furthermore, there is an Account Control Agreement in place which provides Beachcorp, LLC the ability to exercise control over the account via approval of requested transfers. According to our agreements with Beachcorp, LLC, Solésence is to be the party initiating any transfers, whether to Solésence or to Beachcorp, LLC, and approval to access any monies within this account can only be withheld by Beachcorp, LLC if the borrowing base falls below the Company’s qualified receivables, or if we are in arrears with respect to interest payments due Beachcorp, LLC. The failure of Solésence to remedy the previously mentioned conditions could lead to Beachcorp, LLC gaining the right, through a “springing” feature administered by Libertyville Bank and Trust, a Wintrust Community Bank (“Libertyville”), to transfer funds to itself without direct approval from Solésence.  Cash is held at a federally insured institution, but our cash balances at times exceed insured limits. The Company has not experienced any losses related to these statutory limits.

 Trade Accounts Receivable, Net

Trade accounts receivable are carried at original invoice amount less an estimate made for future credit losses based on a review of all outstanding amounts on a monthly basis, and written off when deemed uncollectible We determine the allowance for credit losses by identifying troubled accounts and by using historical experience applied to an aging of accounts, as well as expected losses based on the current and anticipated macroeconomic environment. Recoveries of trade accounts receivable previously written off are recorded when received. Our typical credit terms are between thirty and sixty days from shipment and invoicing.

	2024	2023
Balance, beginning	$225	$139
Current period provisions	564	95
Write offs	(3)	(9)
Balance, ending	$786	$225

Inventories, Net

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

Deferred Revenue

The Company records a contract liability for development projects due to the contractual billing of these projects not always aligning with revenue recognition. In addition, it is now the Company’s policy to frequently require deposits relating to the production of our Solésence products. Of the total $5,571 in deferred revenue reported in 2024, 99% related to prepayments received from certain customers per Company policy, and the remaining 1% related to prepayments from a product development agreement with a personal care ingredient customer.

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

Our financial instruments include cash, accounts receivable, accounts payable and accrued expenses, along with any short-term and long-term borrowings as described in Note 3. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses are reasonable estimates of their fair value due to the short-term nature. The fair value of short-term and long-term debt approximates carrying value based on comparison of terms to similar debt offering in the marketplace.

There were no financial instruments adjusted to fair value on December 31, 2024 and 2023.

Product Revenue

Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration we expect to receive in exchange for those goods. When our ingredients and finished products are shipped, with control being transferred at the shipping point, is the point in time at which we recognize the related revenue.

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses. Customers’ deposits, deferred revenue and other receipts are deferred and recognized when the revenue is realized and earned. Cash payments to customers are classified as reductions of revenue in our statements of operations. For select customers the Company may pay volume rebates which are variable in nature due the amount the select customer will take. In 2024 one customer earned a volume rebate of $35,000. In 2023 no volume rebates were recorded because the customers did not meet required volumes.

As part of the sales process, it is common for the Company to receive customer deposits. These deposits are typically held for less than a year and do not result in a financing component to the sales. The customer deposits are recognized as revenue when the Company ships the finished goods to the customer. Revenue is recognized when the goods are shipped

The Company will for some customers arrange for the shipping of the finished goods. Revenues and costs associated with the shipment of the finished goods are recorded separately within product revenue and cost of revenue, respectively, on the consolidation statement of operations. With regard to revenue recognition, shipping activities that occur prior to the customers’ obtaining control of the goods are not a promised service to the customer, but rather activities to fulfill the Company’s promise to transfer the goods. As such, these activities are not deemed a performance obligation requiring allocation of the transaction price. Similarly, shipping activities that occur after the customers’ obtaining control of the goods are, as a matter of policy, also not a promised service to the customer, but rather an activity to fulfill the Company’s promise to transfer the good.

Contract balances for the years ended December 31, 2024, 2023, and 2022 are as follows:

	Accounts Receivable	Contract Liabilities
2022	$4,734	2,188
2023	3,467	2,353
2024	4,869	5,571

Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was $2,074 and $2,084 for the years ended December 31, 2024, and 2023, respectively.

Other Revenue

Other revenue may include revenue from technology license fees and paid development projects. Technology license fees and paid development projects are recognized over time when the obligations under the agreed upon contractual arrangements are performed on our part.  Revenue recognized over time was $457 and $656 for the years ended December 31, 2024 and 2023, respectively.

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

We have not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. We file tax returns in all appropriate jurisdictions, which includes a federal tax return and Illinois state tax return. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in selling, general and administrative expenses in the statements of operations. As of December 31, 2024, and 2023, we had no liability for unrecognized tax benefits.

Earnings Per Share

Included in the computation of diluted earnings per share for the year ended December 31, 2024, was a total of 2,678,000 in potential shares of common stock. Options to purchase approximately 889,000 shares of common stock that were outstanding as of December 31, 2023 were not included in the computation of earnings per share for the year ended December 31, 2023, as they would have been anti-dilutive owing to the loss reported for the period.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Years Ended December 31,
	2024	2023
Numerator: (in Thousands)
Net income (loss)	$4,235	$(4,390)

Denominator:
Weighted average number of basic common shares outstanding	62,350,459	49,556,305
Weighted average additional shares assuming conversion of in-the-money stock options to common shares	2,678,356	—
Weighted average number of diluted common shares outstanding	65,028,815	49,556,305

Basic earnings per common share:
Net income (loss) per share – basic	$0.07	$(0.09)
Diluted earnings per common share:
Net income (loss) per share – diluted	$0.07	$(0.09)

Recently Adopted Pronouncements

In November 2023 the FASB issued ASU 2023-07 “Improvements to Reportable Segment Disclosures”, which the Company adopted in 2024. The amendments in this Update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses.

Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the Chief Operating Decision Maker uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in this Update do not change or remove those disclosure requirements.

The amendments in this Update also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments.

This Update did not have a significant impact on the Company.

 Recently Issued Pronouncements

 On December 14, 2023 the FASB issued a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09, Improvements to Income Tax Disclosures, applies to all entities subject to income taxes. This new requirement will be effective for Solésence for annual periods beginning December 31, 2025. The Company is currently evaluating the impact of the adoption of this standard on the consolidated financial statements.

(3)	Related Party Notes and Lines of Credit

Notes and lines of credit consist of the following:

		As of December 31,
		2024		2023
	Rate	Available	Outstanding Balance	Available	Outstanding Balance
Libertyville Bank & Trust (1)	8.50%	$30	$—	$30	$—
Libertyville Bank & Trust (2)	8.50%	500	—	500	—
Beachcorp, LLC (3)	8.25%	5,604	—	3,298	2,810
Beachcorp, LLC (4)	8.25%	5,200	4,000	5,200	5,000
Strandler, LLC (5)	8.25%	1,000	1,000	1,000	1,000
Strandler, LLC (6)	9.25%	—	—	2,000	2,000

1)	Since July 2014, we have maintained a bank-issued letter of credit for up to $30 in borrowings, with interest at the prime rate plus 1%, to support our obligations under our Romeoville, Illinois facility lease agreement. No borrowings have been incurred under this promissory note. It is our intention to renew this note annually. Because there were no amounts outstanding on the note at any time during 2024 or 2023, we have recorded no related liability on our balance sheet.

2)	On December 21, 2021, the existing credit agreement with Libertyville was converted for use to support our obligations under our newly leased manufacturing and warehouse space in Bolingbrook, Illinois. Interest on drawn balances will be at the prime rate plus 1%. This credit agreement has a maturity of December 22, 2025. We expect to renew this agreement annually, as the lease requires. This credit agreement is secured by all the unencumbered assets of the Company and has superior collateral rights to those credit facilities with Beachcorp, LLC and Strandler, LLC.

3)	On January 28, 2022, the Company entered into an Amended and Restated Business Loan Agreement (the “A&R Loan Agreement”), which amends and restates the Master Agreement between the Company and Beachcorp, LLC, and a new promissory note in order to evidence the A/R Revolver facility, including an amendment to expand the limit on the A/R Revolver Facility from $6,000 to $8,000, reduce the interest rate to the prime rate plus 0.75%, and extend the maturity of the A/R Revolver Facility to March 31, 2024. On March 1, 2024, the company entered into a Second Amendment to the Amended and Restated Business Loan Agreement extending the maturity of the A/R Revolver Facility to October 1, 2025.

4)	On January 28, 2022, the Company entered into the A&R Loan Agreement and a new revolving loan agreement (“Inventory Facility”) with Beachcorp, LLC, and a new promissory note in order to evidence the Inventory Facility. The maximum borrowing amount under the Inventory Facility was $4,000, with a borrowing base consisting of up to 50% of the value of qualified inventory of the Company. The interest rate for the Inventory Revolver is at the prime rate plus 0.75%, and it was set to matured on March 31, 2024. On November 13, 2023, the Company entered into a Replacement Promissory Note with Beachcorp, LLC replacing the Inventory Facility promissory note executed on January 28, 2022. The maximum borrowing amount under the replacement Inventory Facility was increased to $5,200, with a borrowing base consisting of up to 55% of the value of qualified inventory of the Company. The interest rate for the replacement Inventory Revolver remains at the prime rate plus 0.75%. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Inventory Revolver Facility to October 1, 2025.

5)	On January 28, 2022, the Company entered into an additional Business Loan Agreement (the “New Term Loan Agreement”) with Strandler, LLC, which effectively transferred or assigned the Term Loan to Strandler, LLC from Beachcorp, LLC. Interest on the New Term Loan is at the prime rate plus 0.75%. Strandler, LLC is also an affiliate of Bradford T. Whitmore. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to October 1, 2025.

6)	On November 13, 2023, the Company entered into a new Promissory Note (the “Bridge Note”) with Strandler, LLC. The maximum borrowing amount under the Bridge Note was $2,000. The interest rate for the Bridge Note was at the prime rate plus 0.75%, and it was to mature on May 13, 2024. The Bridge Note was repaid in February 2024.

The Company classifies the line of credit – accounts receivable as current because we are required to pay back the borrowings as cash is received from our customers. The company’s remaining debt is presented within the Consolidated Balance Sheet as of December 31, 2024, and 2023 in accordance with the maturity dates in the financing agreements.

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

Related party interest expense consists of the following:

	Twelve Months Ended December 31,
	2024	2023
Interest expense, related parties	$656	$770

Accrued interest consists of the following:

	As of December 31,
	2024	2023
Accrued interest expense, related parties	$36	$81

Outstanding balances associated with related parties are as follows:

	As of December 31,
	2024	2023
Beachcorp, LLC	$4,000	$7,810
Strandler, LLC	1,000	3,000

(4)	Inventories, net

Inventories consist of the following:

	As of December 31,
	2024	2023
Raw materials	$17,396	$8,524
Finished goods	4,858	2,184
Inventory reserve	(1,987)	(677)
Total Inventories, net	$20,267	$10,031

(5)	Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	As of December 31,
	2024	2023
Machinery and equipment	$23,551	$23,339
Office equipment	1,014	1,014
Office furniture	126	126
Leasehold improvements	5,153	5,157
Construction in progress	5,706	931
	35,550	30,567
Less: Accumulated depreciation and amortization	(22,816)	(21,899)
	$12,734	$8,668

Depreciation expense was $918 and $732, for the years ended December 31, 2024 and 2023, respectively.

(6)	Lease Commitments

The Company’s operating lease portfolio is comprised of operating leases for office, warehouse space and equipment. Certain of the Company’s leases include one or more options to renew or terminate the lease at the Company’s discretion. The Company regularly evaluates the renewal and termination options and when they are reasonably certain of exercise, includes the renewal or termination option in our lease term. The Company has one sublease of currently unused floorspace that is month-to-month.

The discount rates used for leases accounted for under ASC 842 are based on an interest rate yield curve developed for the leases in the Company’s portfolio.

On September 1st of 2024 the facility located at 1319 Marquette Drive in Romeoville was extended through January 31, 2028. Additionally, on that same day, the facility located at 453 Commerce St in Burr Ridge was extended for one year. The present value of future lease payments associated with these extensions resulted in the addition of a ROU asset and lease liability totaling $1,019.

The office leases contain variable lease payments which consist primarily of taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to combine lease and non-lease components for building leases.

Quantitative information regarding the Company’s leases is as follows:

	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023
Components of lease cost
Operating lease cost components:
Operating lease cost	1,944	1,881
Variable lease cost	684	581
Short-term lease cost	334	112
Sub-lease income	(511)	(786)
Total operating lease costs	2,451	1,788
Total lease cost	$2,451	$1,788

Supplemental cash flow information related to leases is as follows for the years ended December 31, 2024 and 2023:

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$2,115	$172

Lease liabilities arising from obtaining right-of-use assets	$1,019	$182
Weighted-average remaining lease term-operating leases (in years)	6.8	7.9
Weighted-average discount rate-operating leases	7.6%	7.1%

The future maturities of the Company’s operating leases as of December 31, 2024 are as follows:

2025	$1,975
2026	1,909
2027	1,965
2028	1,587
2029	1,591
Thereafter	4,021
Total payments	$13,048
Less amounts representing interest	(2,752)
Total minimum payments required	$10,296

The Company subleases a portion of a leased industrial building that is used primarily for the storage of furniture, equipment and displays used for retail sales. The arrangement is not with a related party.

Payments received by the Company for this sublease are comprised of two components, which include base rent and Common Area Maintenance (CAM) charges. While the base rent is fixed, the CAM charges are indexed directly to the Master Lease and are expected to be adjusted periodically as actual costs are incurred. However, the executed sublease agreement specifically itemizes these costs with a provision that informs the sublessee that the CAM charges will be adjusted (up or down) based on actual amounts once this information becomes known. As such, the nature of the charges is more closely representative of a fixed payment (an “in-substance fixed” charge) with the adjustments occurring simply to “true up” the listed CAM charges once actual charges from the head lessor become known. As sublessor, the Company has elected the practical expedient to not separate lease and nonlease components in disclosing future undiscounted cashflows and treats the combined components as a single lease component.

As sublessor, the Company is subletting to one tenant on a month-to-month arrangement.

(7)	Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2024	2023
Accrued payroll and related expenses	$1,824	$255
Accrued accounts payable	1,597	128
Other	1,428	486
Total	$4,849	$869

(8)	Income Taxes

Our net income tax provision, including both current and deferred, related to U.S. federal and state income taxes, is $227. Our current federal and deferred tax expenses are zero.

A reconciliation of income tax benefit to the amount computed by applying the Federal income tax rate to loss before provision for income taxes as of December 31, 2024 and 2023 is as follows:

	2024	2023
Income tax credit at statutory rates	$937	$(921)
Under accrual of income taxes	(1)	(3)
Nondeductible expenses	5	23
Record tax credits	(116)	(118)
Permanent tax deduction stock options exercised	(27)	(63)
State income tax, net of federal benefits	179	(165)
Expiration of net operating losses and credits	332	1,492
Effect of change in deferred tax rate	49	45
Expiration of stock options	46	60
Other	(39)	—
Change in valuation allowance	(1,138)	(344)
	$227	$6

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income taxes consist of the following:

	As of December 31,
	2024	2023
Deferred tax liabilities:
Excess tax depreciation	$(496)	(477)
ASC 842 operating lease asset	(1,938)	(1,975)
Total deferred tax liabilities	(2,434)	(2,452)

Deferred tax assets:
Net operating loss carryforwards	$10,218	$12,020
179 Carryforwards	—	245
163(j) Business interest limitation carryforwards	—	302
Inventory and other allowances	764	239
Excess book amortization	60	60
174 research and experimental expenditures	1,053	902
Share-based compensation	788	530
Tax credits	189	118
ASC 842 operating lease liability	2,520	2,610
Other accrued costs	293	13
Total deferred tax assets	15,885	17,039

Less: valuation allowance	(13,451)	(14,587)
Deferred income taxes	$—	$—

The valuation allowance decreased approximately $1.1 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively (net of approximately $8.1 million and $7.1 million for the years ended December 31, 2024 and 2023, respectively, for expiring net operating loss carryforwards and credits) due principally to the change in the net operating loss carryforward and uncertainty as to whether future taxable income will be generated prior to the expiration of the carryforward period. Under the Internal Revenue Code, certain ownership changes, including the prior issuance of preferred stock and our public offering of common stock, may subject us to annual limitations on the utilization of our net operating loss carryforward. As of December 31, 2024, it has been determined that we are not subject to annual limitations on the utilization of our net operating loss carryforward.

We have federal net operating loss carryforwards for tax purposes of approximately $42 million on December 31, 2024. $36 million expire between 2025 and 2037. All net operating loss carryforwards generated after January 1, 2018 do not expire. Therefore, $6.8 million in net operating losses generated since January 1, 2018 do not expire. We have Illinois net loss deduction carryforwards for tax purposes of approximately $18.2 million on December 31, 2024. Due to the provisions of Illinois Public Act 102-0669 signed November 16, 2021, Illinois net loss deductions expire between 2029 and 2039.

(9)	Capital Stock

As of December 31, 2024, and 2023, we had 24,088 authorized but unissued shares of preferred stock.

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

Holders of Series X Preferred Stock (i) were not entitled to receive dividends, subject to customary anti-dilution protections, (ii) had no voting rights, and (iii) would have received a liquidation preference of $400 per share. The Series X Preferred Stock ranked senior in right of payment to all securities designated as junior securities, including Common Stock.

ASC 815-15-25-17D provides guidance for assessing host contracts in the form of preferred shares, in which 25-17D(b) states that an investor’s ability to “convert a preferred share into a fixed number of common shares generally is viewed as an equity-like characteristic”. Because conversion of the Series X Preferred Shares were at the discretion of the Holder, conversion was in a fixed number of shares, dividends are not typically paid and cash settlement would only occur in the unlikely event of change in control, the host contract had the characteristics of, and was classified as, an equity instrument, and the embedded derivatives and host contract were considered clearly and closely related. As such, the embedded derivative did not require bifurcation and the Series X Preferred Shares were reported as mezzanine equity on the balance sheet during the period when these instruments were issued and outstanding.

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

We have entered into stock option agreements with certain officers, employees and directors. The stock options granted prior to the adoption of the 2019 Equity Compensation Plan (the “2019 Plan”) on November 19, 2019 expire seven years from the date of grant. Future options to be granted under the 2019 Plan will expire seven years from the date of grant.

Employee Stock Options

We follow ASC Topic 718, Share-Based Payments, in which compensation expense is recognized only for share-based payments expected to vest.

	Years ended December 31,
	2024	2023
Share-based compensation expense	$725	$773
Remaining unrecognized compensation expense	1,057	1,118
Remaining weighted average-period, expense recognition (years)	2.4	1.8

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

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for options granted for all years presented:

	Years Ended December 31,
	2024	2023
Weighted-average risk-free interest rates:	4.3%	3.8%

Dividend yield:	0%	0%

Weighted-average expected life (years) of the option:	4	4

Weighted-average expected stock price volatility:	91%	93%

Weighted-average fair value of the options granted:	$1.74	$0.50

Additional disclosures for options granted for all years presented:

	Years Ended December 31,
	2024	2023
Vesting period (years) of shares granted in period	3	3

Contractual life (years) of shares granted in period	7	7

Estimated forfeitures	8%	8%

The following table summarizes the option activity for our employees and directors during the year ended December 31, 2024:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual	Value
Options	(Rounded)	per Share	Term (Years)	(000s)
Outstanding on January 1, 2024	3,525,966	$1.22	4.2	$160

Granted	388,000	$2.40
Exercised	(455,995)	$0.52
Forfeited or expired	(246,232)	$1.13

Outstanding on December 31, 2024	3,211,739	$1.47	4.4	$3,961
Exercisable on December 31, 2024	2,206,666	$1.46	3.6	$2,984

Shares available for grant	62,900

The aggregate intrinsic value in the table above is based on our closing stock price of $2.26 on the last business day for the year ended December 31, 2024.

	Years ended December 31,
	2024	2023
Shares exercised	455,995	294,074
Total intrinsic value	$370	$195
Cash received	$239	$154

Based on our election of the “with and without” approach, no realized tax benefits from stock options were recognized for the years ended December 31, 2024 and 2023.

(11)	401(k) Profit-Sharing Plan

We have a 401(k) profit-sharing plan covering substantially all employees who meet defined service requirements. Contributions made in 2024 and 2023 aggregated to $206 and $191, respectively.

(12)	Significant Customers

We had three significant customers for the year ended December 31, 2024.

Revenues from these three customers, as a percentage of total Company revenue, was approximately:

		For the years ended
		December 31,
Customer #	Product Category	2024	2023
1	Consumer Products	32%	17%
2	Personal Care Ingredients	13%	25%
3	Consumer Products	7%	15%
	Total	52%	57%

 Accounts receivable balances for these three customers, as a percentage of total Company accounts receivable, was approximately:

		As of December 31,
Customer #	Product Category	2024	2023
1	Consumer Products	$2,366	$1,288
2	Personal Care Ingredients	160	—
3	Consumer Products	309	864
	Total	$2,835	$2,152

We currently have exclusive supply agreements with BASF Corporation (“BASF”), our second largest customer, that have contingencies outlined which could potentially result in the sale of production equipment from the Company to the customer intended to provide capacity sufficient to meet the customer’s production needs. This outcome may occur if we fail to meet certain performance requirements. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at either 115% of the equipment’s net book value or the greater of 30% of the original book value of such equipment, and any associated upgrades to it, or 115% of the equipment’s net book value, depending on the equipment and related products.

If a triggering event were to occur and BASF elected to proceed with the equipment sale mentioned above, we would lose both significant revenue and the ability to generate significant revenue to replace that which was lost in the near term. Replacement of necessary equipment that could be purchased and removed by the customer pursuant to this triggering event could take in excess of twelve months. Any additional capital outlays required to rebuild capacity would probably be greater than the proceeds from the purchase of the assets as dictated by our agreement with the customer. Similar consequences would occur if we were determined to have materially breached certain other provisions of the supply agreement with BASF. Any such event could result in the loss of some of our key staff and line employees due to economic realities. We believe that our employees are a critical component of our success, and it could be difficult to replace them quickly. Given the occurrence of any such event, we might not be able to hire and retain skilled employees given the stigma relating to such an event and its impact on us.

(13)	Business Segmentation and Geographical Distribution

The Company operates as a single business segment, in which the factors used to make this determination include differences in products, services, geographical areas, regulatory environment, and other such criteria considered for the appropriateness of aggregation. The types of products and services for which the sole reportable segment, which is the same as the Company as a whole, offered by the company is discussed in Note 1. Since the Company operates as a single segment, there were no intra-entity sales or transfers.

The role of Chief Operating Decision Maker for the Company is comprised of a committee that includes the Chief Executive and Chief Operating Officers. The Chief Operating Decision Maker assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the income statement as net income. The measure of segment assets is reported on the balance sheet as total assets. The accounting policies of the sole segment are the same as those described in the summary of significant accounting policies in Note 2.

The Chief Operating Decision Maker uses gross profit and net income to evaluate Company performance and in what way to allocate resources. Significant segment expenses, which are the same as the entity as a whole, are as follows:

	As of December 31,
	2024	2023
Total revenue	$52,347	$37,297

Employee costs	12,933	10,811
Contractors and professional services	7,815	6,588
Materials and supplies	15,559	14,669
Depreciation	928	742
Interest expense	670	838
Other income	(2)	(4)
Tax expense	318	101
Facilities	3,413	2,870
Shipping	1,193	760
Testing	917	1,078
IT services	1,091	1,060
Insurance	785	721
Manufacturing other expense	992	604
Selling, general and administrative other expense	1,500	849
Total Expense	48,112	41,687

Net Income (loss)	$4,235	$(4,390)

Revenue from international sources approximated $1,825 and $2,918 for the years ended December 31, 2024 and 2023, respectively. As part of our revenue from international sources, we recognized approximately $366 and $1,664 in product revenue from German companies, in the aggregate, for the years ended December 31, 2024 and 2023, respectively.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States. We categorize our revenue stream into three main product categories, personal care ingredients, advanced materials and consumer products. The revenues for 2024 and 2023 by category are as follows:

	For the years ended December 31
Product Category	2024	2023
Consumer Products	$44,373	$25,211
Personal Care Ingredients	6,827	9,277
Advanced Materials	1,147	2,809
Total Sales	$52,347	$37,297

(14)	Subsequent Event

On March 7, 2025, the Company announced its rebranding as Solesence, Inc., marking a new chapter in its commitment to innovation, self-expression, and inclusivity in skin health. The company’s stock will continue to trade under the NANX ticker symbol. Its corporate website transitioned to solesence.com, historic Company financials and disclosures are now available at ir.solesence.com. Nanophase Technologies Corporation changed its legal name to Solesence, Inc. by amending its certificate of incorporation with the state of Delaware on March 10, 2025.

As of December 31, 2024, the Company’s A/R Revolver, Inventory Facility and New Term Loan mature on October 1, 2025. Since then, the Company’s related party debt holder for the A/R Revolver, Inventory Facility and New Term Loan has committed to refinancing the debt with a new maturity date after April 1, 2026.

EXHIBIT INDEX

Exhibit Number

2.1	Plan and Agreement of Merger dated as of November 25, 1997 by and between the Company and its Illinois predecessor, incorporated by reference to Exhibit 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 10-K”), SEC File No. 000-22333.

3(i).1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the 1997 10-K, SEC File No. 000-22333.

3(i).2	First Amendment to the Certificate of Incorporation of the Company dated July 27, 2006, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed July 27, 2006, SEC File No. 000-22333.

3(i).3	Second Amendment to the Certificate of Incorporation of the Company dated August 23, 2010, incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed July 9, 2010, SEC File No. 000-22333.

3(i).4	Third Amendment to the Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 29, 2016.

3(i).5	Fourth Amendment to the Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 22, 2019.

3(i).6	Fifth Amendment to the Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3(i).6 to the Company’s Annual Report on Form 10-K filed March 28, 2024.

3(i).7	Sixth Amendment to the Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 16, 2025.

3(i).8	Seventh Amendment to the Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 12, 2025.

3(ii).1	By-Laws of the Company, incorporated by reference to Exhibit 3.2 to the 1997 10-K, SEC File No. 000-22333.

4.1	Specimen stock certificate representing common stock, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed November 4, 1997 (File No. 333-36937) (the “Form S-1/A”).

4.2	Form of Warrants, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed October 1, 1997 (File No. 333-36937) (the “IPO S-1”).

4.3	Certificate of Designations of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, SEC File No. 000-22333.

4.4	Stock Purchase Agreement dated August 25, 2006 between the Company and Rohm and Haas Electronic Materials CMP Holdings, Inc., incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 28, 2006, SEC File No. 000-22333.

4.5	Registration Rights Agreement dated August 25, 2006 between the Company and Rohm and Haas Electronic Materials CMP Holdings, Inc., incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed August 28, 2006, SEC File No. 000-22333.

4.6	Common Stock Purchase Agreement, dated February 10, 2016, between the Company and Bradford T. Whitmore, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 10, 2016.

4.7	Common Stock Purchase Agreement, dated December 19, 2017, between the Company and Bradford T. Whitmore, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 21, 2017.

4.8	Common Stock Purchase Agreement, dated May 13, 2019, between the Company and Bradford T. Whitmore, incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2019

4.9	Securities Purchase Agreement, dated November 13, 2019, between the Company and Bradford T. Whitmore, incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2019.

4.10	Commercial Security Agreement, dated November 20, 2019, between the Company, Solésence, LLC and Bradford T. Whitmore, incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2019.

4.11	Certification of Designation of Series X Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 5, 2024, EC File No. 000-22333.

10.1	Industrial Building Lease dated September 15, 2004 between the Company and the Village of Burr Ridge, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”), SEC File No. 000- 22333.

10.2	Industrial Building Lease Agreement between Centerpoint Properties Trust (formerly CP Financing Trust) and the Company, dated June 15, 2000, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”), SEC File No. 000-22333.

10.3	Lease Amendment effective October 1, 2005 between the Company and Centerpoint Properties Trust, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 20, 2005, SEC File No. 000-22333.

10.4	Second Amendment to Industrial Lease Agreement, dated as of November 13, 2014 between the Company and MLRP 1319 Marquette LLC, successor-in-interest to Centerpoint Properties Trust, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10- K for the year ended December 31, 2014.

10.5	Third Amendment to Industrial Lease Agreement, entered into on October 17, 2016 and effective October 1, 2016, by and between the Company and 1319 Marquette, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 19, 2016.

10.6	Mutual Cooperation Agreement entered into on January 17, 2012, by and among the Company, C.I. Kasei Co., Ltd. and CIK NanoTek Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 20, 2012, SEC File No. 000-22333.

10.7	Trademark Ownership Assignment Agreement, dated March 31, 2012, between the Company and CIK NanoTek Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2012, SEC File No 000-22333.

10.8	Memorandum on the Payment of Royalty, dated March 31, 2012, between the Company and CIK NanoTek Corporation, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 4, 2012, SEC File No 000-22333.

10.9	Supply Agreement between the Company and Schering-Plough HealthCare Products, Inc. dated as of March 15, 1997, incorporated by reference to Exhibit 10.17 to the Form S-1/A.

10.10*	Zinc Oxide Supply Agreement dated as of September 16, 1999 between the Company and BASF Corporation, as assignee, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, SEC File No. 000-22333.

10.11*	Amendment No. 1 to Zinc Oxide Supply Agreement dated as of January, 2001 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.24 to the 2000 10-K, SEC File No. 000-22333.

10.12	Amendment No. 2. to Zinc Oxide Supply Agreement dated as of March 17, 2003 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”), SEC File No. 000-22333.

10.13*	Amendment No. 3 to Zinc Oxide Supply Agreement entered into on December 12, 2012, between the Company and BASF Corporation, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 6, 2012, SEC File No. 000-22333.

10.14*	Amendment No. 4 to Zinc Oxide Supply Agreement, dated as of January 1, 2019 and entered into on March 11, 2019, between the Company and BASF Corporation, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2019.

10.15*	Amendment No. 5 effective as of April 10, 2024, to Zinc Oxide Supply Agreement, dated as of September 16, 1999, between the Company and BASF Corporation, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed April 11, 2024.

10.16	Z-COTE HP-2 Brand Supply Agreement dated May 15, 2006 between the Company and BASF Corporation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 20, 2006, SEC File No. 000-22333.

10.17*	Amended and Restated Cooperation Agreement dated August 25, 2006 between the Company and Rohm and Haas Electronic Materials CMP Inc., incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed August 28, 2006, SEC File No. 000- 22333.

10.18	Supply Agreement effective as of March 23, 2009, between the Company and Rohm and Haas Electronic Materials CMP Inc., incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, SEC File No. 000-22333.

10.19*	Distributor Agreement dated October 24, 2005 between Johnson Matthey Catalog Company, Inc., d/b/a ALFA AESAR and the Company, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 1, 2005, SEC File No. 000-22333.

10.20*	Supply Agreement dated March 3, 2006 between Roche Diagnostics GmbH and the Company, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 9, 2006, SEC File No. 000-22333.

10.21*	First Amendment to the Supply Agreement entered into on November 19, 2014 between the Company and Roche Diagnostics GmbH, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 25, 2014.

10.22*	Second Amendment to the Supply Agreement, entered into on November 21, 2016, between the Company and Roche Diagnostics GmbH, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 28, 2016.

10.23*	Third Amendment to the Supply Agreement, entered into on February 3, 2023, between the Company and Roche Diagnostics GmbH

10.24	Joint Development Agreement dated March 23, 2004 between the Company and Altana Chemie AG, incorporated by reference to Exhibit 10.29 to the 2003 10-K, SEC File No. 000-22333.

10.25*	Agreement dated July 7, 2008 between the Company and Altana Chemie GmbH, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 18, 2008, SEC File No. 000-22333.

10.26*	Settlement and Termination Agreement, dated August 20, 2010, between the Company and Altana Chemie GmbH, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2010, SEC File No. 000-22333.

10.27*	Supply Agreement, dated as of March 31, 2016, between the Company and Ester Solutions Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2016.

10.28	First Amendment to Supply Agreement, dated May 21, 2018, by and between Nanophase Technologies Corporation and Hallstar Ester Solutions Corporation (formerly known as Ester Solutions Company), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 25, 2018.

10.29	Joint Development Agreement, dated as of July 31, 2019, between the Company and Sumitomo Corporation of Americas, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 2, 2019.

10.30	Joint Development & Supply Agreement, dated December 12, 2016, by and between Solésence, LLC and Colorescience Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 24, 2018.

10.31	Amended and Restated Joint Development & Supply Agreement, executed by Solésence, LLC on May 18, 2018, by and between Solésence, LLC and Colorescience Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 24, 2018.

10.32	Promissory Note, dated March 4, 2015, granted by the Company in favor of Libertyville Bank and Trust Company, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 10, 2015.

10.33	Commercial Security Agreement, dated March 4, 2015, between the Company and Libertyville Bank and Trust Company, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 10, 2015.

10.34	Change in Terms Agreement, dated March 4, 2016, between the Company and Libertyville Bank and Trust Company, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed March 10, 2016.

10.35	Change in Terms Agreement, dated February 14, 2017, between the Company and Libertyville Bank and Trust Company, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.36	Promissory Note, executed by the Company on March 26, 2018, granted by the Company in favor of Libertyville Bank and Trust Company, incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.37	Commercial Security Agreement, executed by the Company on March 26, 2018, between the Company and Libertyville Bank and Trust Company, incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.38	Business Loan Agreement, executed by the Company on March 22, 2019, between the Company and Libertyville Bank and Trust Company, incorporated by reference to the Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.39	Change in Terms Agreement, executed by the Company on March 22, 2019, between the Company and Libertyville Bank and Trust Company, incorporated by reference to the Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.40	Business Loan Agreement, dated November 16, 2018, between the Company and Beachcorp, LLC, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 19, 2018.

10.41	Promissory Note, dated November 19, 2018, made by the Company and payable to the order of Beachcorp, LLC to evidence a term loan in the original principal amount of up to $500,000, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 19, 2018.

10.42	Promissory Note, dated November 19, 2018, made by the Company and payable to the order of Beachcorp, LLC to evidence revolving borrowings in a principal amount of up to $2,000,000, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 19, 2018.

10.43	First Amendment to Business Loan Agreement, dated March 23, 2020, between the Company and Beachcorp, LLC, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 30, 2020.

10.44	Fourth Amendment to Business Loan Agreement, dated April 21, 2021, between the Company and Beachcorp, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 21, 2021.

10.45	Business Loan Agreement, dated January 28, 2022, between the Company and Beachcorp, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 2, 2022.

10.46	Business Loan Agreement, dated January 28, 2022, between the Company and Strandler, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 2, 2022.

10.47	Amended and Restated Business Loan Agreement, dated January 28, 2022, between the Company and Beachcorp, LLC, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 2, 2022.

10.48	Replacement Promissory Note, dated January 28, 2022, made by the Company and payable to the order of Beachcorp, LLC to evidence revolving borrowings in a principal amount of up to $8,000,000, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 2, 2022.

10.49	Promissory Note, dated January 28, 2022, made by the Company and payable to the order of Strandler, LLC to evidence a term loan in the original principal amount of up to $1,000,000, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 2, 2022.

10.50	Promissory Note, dated January 28, 2022, made by the Company and payable to the order of Beachcorp, LLC to evidence revolving borrowings in a principal amount of up to $4,000,000, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 2, 2022.

10.51	First Amendment to Amended and Restated Business Loan Agreement with Beachcorp, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, SEC File No. 000-22333.

10.52	Replacement Promissory Note with Beachcorp,LLC, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, SEC File No. 000-22333.

10.53	First Amendment to Business Loan Agreement with Beachcorp, LLC, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, SEC File No. 000-22333.

10.54	First Amendment to Business Loan Agreement with Strandler, LLC, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, SEC File No. 000-22333.

10.55	Promissory Note with Strandler, LLC, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, SEC File No. 000-22333.

10.56	Securities Purchase Agreement with Strandler, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 5, 2024, SEC File No. 000-22333.

10.57	Second Amendment to Business Loan Agreement with Strandler, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 5, 2024, SEC File No. 000-22333.

10.58	Second Amendment to Amended and Restated Business Loan Agreement with Beachcorp, LLC, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 5, 2024, SEC File No. 000-22333.

10.59	Second Admendment to Business Loan Agreement with Beachcorp, LLC, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 5, 2024, SEC File No. 000-22333.

10.60	Employment Agreement effective August 12, 2009 between the Company and Jess Jankowski, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, SEC File No. 000-22333. +

10.61	Employment Agreement dated November 28, 2012, between the Company and Kevin Cureton, incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, SEC File No. 000-22333. +
10.62	Nanophase Technologies Corporation 2004 Equity Compensation Plan (“2004 Equity Plan”), incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119466). +

10.63	2008 Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 25, 2008, SEC File No. 000-22333.+

10.64	Nanophase Technologies Corporation 2010 Equity Compensation Plan, as amended, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 29, 2016.+

10.65	Form of Stock Option Award Agreement under the 2010 Equity Compensation Plan, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.+

10.66	Nanophase Technologies Corporation 2019 Equity Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 22, 2019.+

10.67	Building Lease, dated as of September 15, 2010, between the Company and the Village of Burr Ridge, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.68	Building Lease, dated as of March 13, 2017, between the Company and the Village of Burr Ridge, incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.69*	Know-How License Agreement, executed by the Company on June 26, 2017, between the Company and Eminess Technologies, Inc., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 29, 2017.

10.70	Technology Development Agreement, executed by the Company on June 26, 2017, between the Company and Eminess Technologies, Inc., incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed June 29, 2017.

10.71*	Exclusive Supply Agreement, effective April 1, 2021, between Solésence, LLC and Ilia Beauty, Inc., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 14, 2021.

10.72*	Lease, effective December 1, 2021, between the Company and FR JH 10, LLC, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 9, 2021.

19	Solésence Insider Trading Policy

21.1	Subsidiary of the Company.

23.1	Consent of RSM US LLP. (filed herewith)

31.1	Certification of the Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act. (filed herewith)

31.2	Certification of the Chief Financial Officer (principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act. (filed herewith)

32	Certification of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350. (filed herewith)

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Cash Flows, (4) the Statements of Stockholders’ Equity, and (5) the Notes to the Financial Statements.

*	Confidentiality previously granted for portions of this agreement.

+	Indicates management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2025.

SOLESENCE INC.

By:	/s/ Jess A. Jankowski
Jess A. Jankowski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 2025.

Signature	Title

/s/ Jess A. Jankowski	President, Chief Executive Officer (principal executive officer,
Jess A. Jankowski	principal financial officer, and principal accounting officer) and Director

/s/ R. Janet Whitmore	Chair of the Board of Directors
R. Janet Whitmore

/s/ Laura M. Beres	Director
Laura M. Beres

/s/ Mark E. Miller	Director
Mark E. Miller