Form 10-Q
period 2025-03-31
SOLESENCE, INC.
filed 2025-05-13
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2025

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

(Address of principal executive offices, and zip code)

Registrant’s telephone number, including area code: (630) 771-6708

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	SLSN	The NASDAQ Capital Market

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

As of May 12, 2025, there were 70,103,279 shares outstanding of common stock, par value $.01, of the registrant.

SOLESENCE, INC.

QUARTER ENDED MARCH 31, 2025

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SOLESENCE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited Consolidated Condensed)

	As of
	March 31, 2025	December 31, 2024
	(in thousands except share and per share data)
ASSETS
Current assets:
Cash	$1,817	$1,409
Trade accounts receivable	10,084	5,655
Allowance for credit losses	(999)	(786)
Trade accounts receivable, net	9,085	4,869
Inventories, net	21,912	20,267
Prepaid expenses and other current assets	3,090	2,803
Total current assets	35,904	29,348

Equipment and leasehold improvements, net	13,105	12,734
Operating leases, right of use	8,006	7,917
Other assets, net	1	3
Total assets	$57,016	$50,002
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit – accounts receivable, related party	$6,292	$—
Line of credit – inventory, related party	5,200	4,000
Term debt, related party	1,000	1,000
Current portion of operating lease obligations	1,328	1,260
Accounts payable	9,168	9,093
Deferred revenue	4,622	5,571
Accrued expenses	5,266	4,849
Total current liabilities	32,876	25,773

Long-term portion of operating lease obligations	8,736	9,037
Asset retirement obligations	248	246
Total long-term liabilities	8,984	9,283

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 95,000,000 shares authorized; 70,103,279 shares issued and outstanding on March 31, 2025 and December 31 2024, respectively	700	700
Additional paid-in capital	114,804	114,674
Accumulated deficit	(100,348)	(100,428)
Total stockholders’ equity	15,156	14,946
Total liabilities and stockholders’ equity	$57,016	$50,002

 (See accompanying Notes to Consolidated Financial Statements)

SOLESENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited Consolidated Condensed)

	Three months ended March 31,
	2025	2024
	(in thousands except share and per share data)
Revenue:
Product revenue	$14,575	$9,772
Other revenue	50	96
Total revenue	14,625	9,868

Operating expense:
Cost of revenue	11,243	6,288
Gross profit	3,382	3,580

Research and development expense	1,018	910
Selling, general and administrative expense	2,108	1,559
Net income from operations	256	1,111
Interest expense	176	218
Net income before provision for income taxes	80	893
Provision for income taxes	—	—

Net income	$80	$893

Net income per share-basic	$.00	$0.02

Weighted average number of basic common shares outstanding	70,103,279	52,675,851

Net income per share-diluted	$.00	$0.02

Weighted average number of diluted common shares outstanding	72,632,116	58,035,741

(See accompanying Notes to Consolidated Financial Statements)

SOLESENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited Consolidated Condensed)

 (in thousands except share data)

		Preferred Stock		Common Stock	Additional Paid-in Capital	Accumulated Deficit
Description	Shares	Amount	Shares	Amount			Total
Balance on December 31, 2023	—	$—	49,627,254	$496	$106,069	$(104,663)	$1,902
Issuance of shares and stock option exercises	—	—	5,233,730	52	1,944	—	1,996
Stock-based compensation	—	—	—	—	160	—	160
Net income for the three months ended March 31, 2024	—	—	—	—	—	893	893
Balance on March 31, 2024	—	$—	54,860,984	$548	$108,173	$(103,770)	$4,951

Balance on December 31, 2024	—	$—	70,103,279	$700	$114,674	$(100,428)	$14,946
Issuance of shares and stock option exercises	—	—	—	—	3	—	3
Stock-based compensation	—	—	—	—	127	—	127
Net income for the three months ended March 31, 2025	—	—	—	—	—	80	80
Balance on March 31, 2025	—	$—	70,103,279	$700	$114,804	$(100,348)	$15,156

(See accompanying Notes to Consolidated Financial Statements)

SOLESENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited Consolidated Condensed)

	Three months ended March 31,
	2025	2024
	(in thousands)
Operating activities:
Net income	$80	$893
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	226	234
Stock-based compensation	127	160
Changes in assets and liabilities related to operations:
Trade accounts receivable, net	(4,216)	(1,760)
Inventories, net	(1,645)	(3,250)
Prepaid expenses and other assets	(287)	(414)
Accounts payable	(654)	(330)
Accrued expenses	419	481
Deferred revenue	(949)	239
Other receivables	—	(55)
Change in right of use asset and lease liability, net	(322)	(53)
Net cash used in operating activities	(7,221)	(3,855)

Investing activities:
Acquisition of equipment and leasehold improvements	133	(85)
Net cash used in investing activities	133	(85)

Financing activities:
Proceeds from line of credit - inventory, related party	1,200	200
Proceeds from line of credit – accounts receivable, related party	6,292	—
Payments to line of credit – accounts receivable, related party	—	(1,960)
Payments to term loans, related party	—	(2,000)
Proceeds from issuance of mezzanine preferred stock	—	6,000
Proceeds from issuance of stock and exercise of stock options	4	1,996
Net cash provided by financing activities	7,496	4,236
Increase in cash	408	296
Cash at beginning of period	1,409	1,722
Cash at end of period	$1,817	$2,018

Supplemental cash flow information:
Interest paid	$96	$160

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$729	$286
Right-of-use asset obtained in exchange for a lease liability	100	—

(See accompanying Notes to Consolidated Financial Statements)

SOLESENCE, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited Consolidated Condensed)

(In thousands, except share and per share data or as otherwise noted herein)

 (1) Basis of Presentation

The accompanying unaudited consolidated condensed interim financial statements of Solesence, Inc. (“Solésence”, “Company”, “we”, “our”, or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of our financial position and operating results for the interim periods presented. All statements include the results from both Solesence, Inc. and our wholly-owned subsidiary, Solésence, LLC. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission.

(2) Description of Business

Solesence, Inc. (“Solésence”, “Company”, “we”, “our”, or “us”) is a science-driven company which, along with its wholly owned subsidiary, Solésence, LLC (our “Solésence beauty science subsidiary”), is focused in various beauty- and life-science markets.  Using consumer health as our end-goal and science and innovation to guide the path, skin health and medical diagnostics combined currently make up the majority of our business and drive our forward growth strategy.  We offer engineered materials, formulation development and commercial manufacturing through an integrated family of technologies. Our expertise in materials engineering allows us to effectively coat and disperse particles on a nano and “non-nano” scale for use in a variety of skin health markets, including for use in sunscreens as active ingredients and as fully developed prestige skin care and cosmetics products, marketed and sold through our Solésence beauty science subsidiary.  In terms of our life sciences focus, we have seen demand decrease for our medical diagnostics ingredients. Additionally, we continue to sell products in legacy markets, including architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, and surface finishing technologies (polishing) applications, all of which, along with medical diagnostics, fall into the advanced materials product category.

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

 Although our primary strategic focus has been the North American market, we currently sell materials to customers overseas and have been working to expand our reach within foreign markets. On April 8, 2025 the Company’s securities were uplisted to Nasdaq trading under the symbol SLSN. Prior to listing on Nasdaq our common stock traded on the OTCQB marketplace under the symbol NANX.

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

 We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses. Customers’ deposits, deferred revenue and other receipts are deferred and recognized when the revenue is realized and earned. Cash payments to customers are classified as reductions of revenue in our statements of operations. For select customers the Company may pay volume rebates which are variable in nature due the amount the select customer will take. During the three months ended March 31, 2025, no customers earned a volume rebate. For the year ended December 31, 2024, one customer earned a volume rebate of $35,000.

 Contract balances at March 31, 2025, December 31, 2024, and December 31, 2023 are as follows:

	Accounts Receivable	Contract Liabilities
Balance, December 31, 2023	$3,467	$2,353
Balance, December 31 2024	4,869	5,571
Balance, March 31, 2025	9,085	4,622

Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was $2,891 and $1,279 for the three months ended March 31, 2025 and 2024, respectively.

Other revenue may include revenue from technology license fees and paid development projects. Technology license fees and paid development projects are recognized over time when the obligations under the agreed upon contractual arrangements are performed on our part.  Other revenue recognized over time was $50 and $96, for the three months ended March 31, 2025 and 2024, respectively.

As part of the sales process, it is common for the Company to receive customer deposits. These deposits are typically held for less than a year and do not result in a financing component to the sales. The customer deposits are recognized as revenue when the Company ships the finished goods to the customer. Revenue is recognized when the goods are shipped.

The Company will for some customers arrange for the shipping of the finished goods. Revenues and costs associated with the shipment of the finished goods are recorded separately within product revenue and cost of revenue, respectively, on the consolidated statement of operations. With regard to revenue recognition, shipping activities that occur prior to the customers’ obtaining control of the goods are not a promised service to the customer, but rather activities to fulfill the Company’s promise to transfer the goods. As such, these activities are not deemed a performance obligation requiring allocation of the transaction price. Similarly, shipping activities that occur after the customers’ obtaining control of the goods are, as a matter of policy, also not a promised service to the customer, but rather an activity to fulfill the Company’s promise to transfer the goods.

 (4) Earnings per Share

Included in the computation of diluted earnings per share for the three months ended March 31, 2025, was a total of 2,528,837 in potential shares of common stock. Included in the computation of diluted earnings per share for the three months ended March 31, 2024 was a total of 5,359,890 in potential common stock. This total was comprised of: 1) options to purchase approximately 250,000 shares of common stock outstanding, and 2) preferred stock convertible into a total of 5,109,890 shares of common stock outstanding as of March 31, 2024.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended March 31,
	2025	2024
Numerator: (in Thousands)
Net income	$80	$893

Denominator:
Weighted average number of basic common shares outstanding	70,103,279	52,675,851
Weighted average additional shares assuming conversion of in-the-money stock options to common shares	2,528,837	250,000
Weighted average additional shares assuming conversion of issued convertible preferred stock	—	5,109,890
Weighted average number of diluted common shares outstanding	72,632,116	58,035,741

Basic earnings per common share:
Net income per share – basic	$—	$0.02
Diluted earnings per common share:
Net income per share – diluted	$—	$0.02

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

 Our financial instruments include cash, accounts receivable, net, accounts payable and accrued expenses, along with any short-term and long-term borrowings as described in Note 6. The carrying values of cash, accounts receivable, net, and accounts payable and accrued expenses are reasonable estimates of their fair value due to the short-term nature of these accounts. The fair value of short-term and long-term debt approximates carrying value based on comparison of terms to similar debt offering in the marketplace.

There were no financial instruments adjusted to fair value on March 31, 2025 and December 31, 2024.

(6) Related Party Notes and Lines of Credit

Notes and lines of credit consist of the following:

		As of March 31, 2025		As of December 31, 2024
	Rate at March 31, 2025	Total Borrowing Capacity	Outstanding Borrowed Balance	Total Borrowing Capacity	Outstanding Borrowed Balance
Libertyville Bank & Trust (1)	8.50%	$30	$—	$30	$—
Libertyville Bank & Trust (2)	8.50%	500	—	500	—
Beachcorp, LLC (3)	8.25%	8,000	6,292	5,604	—
Beachcorp, LLC (4)	8.25%	5,200	5,200	5,200	4,000
Strandler, LLC (5)	8.25%	1,000	1,000	1,000	1,000

1)	Since July 2014, we have maintained a bank-issued letter of credit for up to $30 in borrowings, with interest at the prime rate plus 1%, to support our obligations under our Romeoville, Illinois facility lease agreement. No borrowings have been incurred under this promissory note. It is our intention to renew this note annually. Because there were no amounts outstanding on the note at any time during 2025 or 2024, we have recorded no related liability on our balance sheet.

2)	On December 21, 2021, the existing credit agreement with Libertyville was converted for use to support our obligations under our newly leased manufacturing and warehouse space in Bolingbrook, Illinois. Interest on drawn balances will be at the prime rate plus 1%. This credit agreement has a maturity of December 22, 2025. We expect to renew this agreement annually, as the lease requires. This credit agreement is secured by all the unencumbered assets of the Company and has superior collateral rights to those credit facilities with Beachcorp, LLC and Strandler, LLC.

3)	On January 28, 2022, the Company entered into an Amended and Restated Business Loan Agreement (the “A&R Loan Agreement”), which amends and restates the Master Agreement between the Company and Beachcorp, LLC, and a new promissory note in order to evidence the A/R Revolver facility, including an amendment to expand the limit on the A/R Revolver Facility from $6,000 to $8,000, reduce the interest rate to the prime rate plus 0.75%, and extend the maturity of the A/R Revolver Facility to March 31, 2024. On March 1, 2024, the company entered into a Second Amendment to the Amended and Restated Business Loan Agreement extending the maturity of the A/R Revolver Facility to October 1, 2025.

4)	On January 28, 2022, the Company entered into the A&R Loan Agreement and a new revolving loan agreement (“Inventory Facility”) with Beachcorp, LLC, and a new promissory note in order to evidence the Inventory Facility. The maximum borrowing amount under the Inventory Facility was $4,000, with a borrowing base consisting of up to 50% of the value of qualified inventory of the Company. The interest rate for the Inventory Revolver is at the prime rate plus 0.75%, and it was set to mature on March 31, 2024. On November 13, 2023, the Company entered into a Replacement Promissory Note with Beachcorp, LLC replacing the Inventory Facility promissory note executed on January 28, 2022. The maximum borrowing amount under the replacement Inventory Facility was increased to $5,200, with a borrowing base consisting of up to 55% of the value of qualified inventory of the Company. The interest rate for the replacement Inventory Revolver remains at the prime rate plus 0.75%. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Inventory Revolver Facility to October 1, 2025.

5)	On January 28, 2022, the Company entered into an additional Business Loan Agreement (the “New Term Loan Agreement”) with Strandler, LLC, which effectively transferred or assigned the Term Loan to Strandler, LLC from Beachcorp, LLC. Interest on the New Term Loan is at the prime rate plus 0.75%. Strandler, LLC is also an affiliate of Bradford T. Whitmore. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to October 1, 2025.

The Company classifies the line of credit – accounts receivable as current because we are required to pay back the borrowings as cash is received from our customers. The Company’s remaining debt is presented within the Consolidated Balance Sheet as of March 31, 2025, and December 31, 2024 in accordance with the maturity dates in the financing agreements.

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

Related party interest expense consists of the following:

	Three months ended March 31,
	2025	2024
Interest expense, related parties	$176	$212
Accrued interest expense, related parties	81	57

Outstanding balances associated with related parties are as follows:

	March 31, 2025	December 31, 2024
Beachcorp, LLC	$11,492	$4,000
Strandler, LLC	1,000	1,000

(7) Leases

As of March 31, 2025, the Company entered into two new operating leases.

The first lease is scanning equipment from Lumafield, in which Solésence paid the entire amount of future lease payments up front, thereby increasing operating right-of-use assets with no related increase to operating lease liabilities. The term of the Lumafield lease is 12 months, with total payments of $330 which were paid in advance.

The second lease is with Penske for a truck. The term of the lease is 60 months, with total undiscounted payments of $126. The lease resulted in a $100 increase to operating right-of-use assets and operating lease liabilities. As a policy election, the Company elects not to separate lease and non-lease components.

Solésence has one existing subleases that are now month to month. There are no future undiscounted lease payments that are guaranteed.

(8) Inventories, net

Inventories consist of the following:

	March 31, 2025	December 31, 2024

Raw materials	$16,794	$17,396
Finished goods	7,326	4,858
Inventory reserve	(2,208)	(1,987)
Total Inventories, net	21,912	20,267

(9) Capital Stock

As of March 31, 2025, and December 31, 2024, we had 24,088 authorized but unissued shares of preferred stock.

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

(10) Significant Customers

We had three significant customers for the period ended March 31, 2025 and 2024.

Revenues from these three customers, as a percentage of total Company revenue, was approximately:

		For the three months ended March 31,
Customer #	Product Category	2025	2024
1	Consumer Products	25%	35%
2	Personal Care Ingredients	9%	14%
3	Consumer Products	8%	12%
	Total	42%	61%

 Accounts receivable balances for these three customers were approximately:

		As of March 31,
Customer #	Product Category	2025	2024
1	Consumer Products	$3,461	$3,018
2	Personal Care Ingredients	1,464	692
3	Consumer Products	—	600
	Total	$4,925	$4,310

We currently have exclusive supply agreements with BASF Corporation (“BASF”), our largest personal care ingredient customer, that have contingencies outlined which could potentially result in the sale of production equipment from the Company to the customer intended to provide capacity sufficient to meet the customer’s production needs. This outcome may occur if we fail to meet certain performance requirements. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at either 115% of the equipment’s net book value or the greater of 30% of the original book value of such equipment, and any associated upgrades to it, or 115% of the equipment’s net book value, depending on the equipment and related products.

If a triggering event were to occur and BASF elected to proceed with the equipment sale mentioned above, we would lose a significant source of revenue.

(11) Business Segmentation and Geographical Distribution

The Company operates as a single business segment, in which the factors used to make this determination include differences in products, services, geographical areas, regulatory environment, and other such criteria considered for the appropriateness of aggregation. The types of products and services for which the sole reportable segment, which is the same as the Company as a whole, offered by the Company are discussed in Note 2. Since the Company operates as a single segment, there were no intra-entity sales or transfers.

The role of Chief Operating Decision Maker for the Company is comprised of a committee that includes the Chief Executive and Chief Operating Officers. The Chief Operating Decision Maker assesses performance for the single segment and decides how to allocate resources based on net income and gross profit that also is reported on the income statement as net income. The measure of segment assets is reported on the balance sheet as total assets. The accounting policies of the sole segment are the same as those described in the summary of significant accounting policies in our most recently issued Form 10-K for the year ended December 31, 2024.

The Chief Operating Decision Maker uses gross profit and net income to evaluate Company performance and in what way to allocate resources. Significant segment expenses, which are the same as the entity as a whole, are as follows:

	For the three months ended March 31,
	2025	2024
Total revenue	$14,625	$9,868

Employee costs	3,366	3,047
Contractors and professional services	3,418	1,194
Materials and supplies	5,110	2,324
Depreciation	225	234
Interest expense	176	218
Tax expense	29	31
Facilities	943	724
Shipping	257	268
Testing	190	194
IT services	334	231
Insurance	201	182
Manufacturing other expense	(110)	181
Selling, general and administrative expense	406	147
Total Expense	14,545	8,975

Net Income	$80	$893

Revenue from international sources approximated $993 and $288 for the three months ended March 31, 2025 and 2024, respectively. As part of our revenue from international sources, we recognized approximately $0 and $130 in product revenue from German companies, in the aggregate, for the years ended March 31, 2025 and 2024, respectively.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States. We categorize our revenue stream into three main product categories, personal care ingredients, advanced materials and consumer products. The revenues for the three months ended March 31,2025 and 2024 by category are as follows:

	For the three months ended March 31
Product Category	2025	2024
Consumer Products	$12,882	$8,104
Personal Care Ingredients	1,373	1,376
Advanced Materials	370	388
Total Sales	$14,625	$9,868

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On March 7, 2025, Nanophase Technologies Corporation announced its rebranding as Solesence, Inc. (“Solésence,” “Company,” “we,” “our,” or “us”), marking a new chapter in its commitment to innovation, self-expression, and inclusivity in skin health. The Company’s stock continued to trade under the NANX ticker symbol until April 8, 2025 when it began trading on Nasdaq under the symbol SLSN. Our corporate website transitioned to solesence.com. Investor relations information, including historic Nanophase financials and disclosures, is available at ir.solesence.com. The Company changed its legal name to Solesence, Inc. by amending its certificate of incorporation with the State of Delaware on March 10, 2025.

 Solésence, along with its wholly owned subsidiary, Solésence, LLC (our “Solésence consumer products subsidiary”), is a leading innovator in scientifically-driven health care solutions across beauty and life science categories, protecting skin from environmental aggressors and enhancing the aesthetic appeal of healthy products. Skin health, addressed through both our consumer products and our Active Pharmaceutical Ingredients (“APIs”), currently make up the great majority of our business, with additional revenue being generated from other legacy advanced materials applications. The Company was incorporated in Illinois on November 25, 1989 and became a Delaware corporation during November 1997. Our common stock now trades on Nasdaq under the symbol SLSN after previously trading under the NANX ticker on the OTCQB marketplace. We have development and application laboratories, and manufacturing capacity in three locations in the Chicago, Illinois area.

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

Results of Operations

Total revenue increased to $14,625 for the three months ended March 31, 2025, compared to $9,868 for the same period in 2024. Much of our revenue was from our three largest customers for the three-month periods ended March 2025, and 2024, respectively. This reflects sales to our largest customers for our consumer products and sales of APIs to our largest customer in personal care ingredients.  This is the revenue breakdown, as a percentage of total revenue, from the customers referenced above during the three-months periods ended March 31, 2025, and 2024 respectively:

		For the three months ended
		March 31,
Customer #	Product Category	2025	2024
1	Consumer Products	25%	35%
2	Personal Care Ingredients	9%	14%
3	Consumer Products	8%	12%
	Total	42%	61%

Product revenue, the primary component of our total revenue, increased to $14,575 for the three months ended March 31, 2025, compared to $9,772 during the same period of 2024. The three-month product revenue was due to higher sales in our consumer products category and flat sales in the personal care ingredients product categories and advanced materials product category.

Other revenue decreased to $50 the three-month period ended March 31, 2025, compared to $96 for the same period in 2024, respectively. Other revenues are typically comprised primarily of developmental or licensing fees.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements.  Cost of revenue increased to $11,243 for the three months ended March 31, 2025, compared to $6,288 for the same period in 2024.  The increase for the three months in the cost of revenue was primarily driven by increased volume, manufacturing operating inefficiencies, and facilities improvements. While we typically pass-through costs to our customers, we sometimes cannot pass through 100% of pricing increases on raw materials, and even with pass throughs, our gross margin percentage is negatively impacted by higher material costs. The Company continues to monitor the potential impact of the new tariffs on our materials sourced internationally.

Capacity is a key area of focus to increase throughput first, followed quickly by increased cost efficiency once we can achieve greater scale. Our planning has had us adding to our current fixed manufacturing cost structure through 2025 to accommodate additional growth, and to build a better base for further growth beyond that level. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to cut costs and pass commodity market-driven raw materials increases on to customers, and the speed and efficiency with which we are able to scale up production for our consumer products. We expect that, as product revenue volume increases, our fixed manufacturing costs will be more efficiently absorbed, which should lead to increased margins as we grow. Our most critical operational issue today is reducing controllable variable product manufacturing costs.

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

Research and development expense increased to $1,018 for the three months ended March 31, 2025, compared to $910 for the same period in 2024. The increase is due in large part to increased legal costs related to research and development, and salaries in 2025 compared to 2024.

Selling, general and administrative expense increased to $2,108 for the three months ended March 31, 2025, compared to $1,559 for the same period in 2024. The increase is due to an increase in the allowance for credit loss, increased legal costs and increased employee-related costs in 2025 to when compared to 2024.

Inflation

We believe inflation has had an incremental impact on our costs of operations and financial position to date. However, supplier price increases and wage and benefit inflation, both of which represent a significant component of our costs of operations, could have a material effect on our operations and financial position in 2025 if we are unable to pass through any applicable increases under our present contracts or through to our markets in general. We have begun to increase pricing where possible and continue to adjust our pricing to the extent supported by the markets we are in, and under any contract limitations we may have.

Liquidity and Capital Resources

Cash, cash proceeds and use of cash for the three months ended March 31, 2025, 2024, and year ended December 31, 2024 were:

	Three months ended March 31, 2025	Three months ended March 31, 2024	Year ended December 31, 2024
Total cash	$1,817	$2,018	$1,409
Cash (used in) provided by operating activities	(7,221)	(3,855)	1,971
Net cash used in investing activities	133	(85)	(4,558)
Net cash provided by financing activities	7,496	4,236	2,274

The net cash used in operating activities during the three months ended March 31, 2025 was primarily due to increased accounts receivable, net and inventory, net offset by net income and increased deferred revenue. Net cash used in investing activities was attributable to expenditures on capital equipment for all periods presented above. The net cash provided by financing activities was attributable to the increased use of debt.

 Our actual future capital requirements in 2025 and beyond will depend on many factors, including customer acceptance of our current and potential future consumer products, APIs sold as ingredients in to the skin health markets, medical diagnostics ingredients, and other engineered materials, applications, and products, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell these products and ingredients. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, and conditions within the markets supplying labor and materials for capital equipment, we expect that capital spending relating to currently known capital needs for 2025 will be between $2 million and $4 million, to be funded by profit from operations, our existing loans and lines of credit, and possible new debt financing. If those projects are delayed or ultimately prove unsuccessful, or if we fail to be able to support the additional cost of funding them in the near term, we expect our capital expenditures may fall below the lower end of the range. Similarly, substantial success in business development projects may cause the actual 2025 capital investment to exceed the top of this range.

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

Safe Harbor Provision

We want to provide investors with more meaningful and useful information. As a result, this Quarterly Report on Form 10-Q (the “Form 10-Q”) contains and incorporates by reference certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements reflect our current expectations of the future results of our operations, performance, and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance, or achievements in 2025 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: our ability to be consistently profitable despite the losses we have incurred since our incorporation; a decision by a customer to cancel a purchase order or supply agreement in light of our dependence on a limited number of key customers; the terms of our supply agreements with BASF which could trigger a requirement to sell equipment to that customer; our potential inability to obtain working capital when needed on acceptable terms or at all; our ability to obtain materials at costs we can pass through to our customers, including Rare Earth elements, specifically cerium oxide, as well as high purity zinc; uncertain demand for, and acceptance of, our Solésence products, and our advanced materials; our manufacturing capacity and product mix flexibility in light of customer demand; our limited marketing experience, including with our suite of Solésence products; changes in development and distribution relationships; the impact of competitive products and technologies; our dependence on patents and protection of proprietary information; our ability to maintain an appropriate electronic trading venue for our securities; the impact of any potential new governmental regulations, especially any new governmental regulations focusing on the processing, handling, storage or sale of nanomaterials, that could be difficult to respond to or costly to comply with; business interruptions due to unexpected events or public health crises, including viral pandemics such as COVID-19; and the resolution of litigation or other legal proceedings in which we may become involved. In addition, our forward-looking statements could be affected by general industry and market conditions and growth rates. Readers of this Quarterly Report on Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
Exhibit 101	The following materials from Solesence, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Shareholders Equity, (4) the Statements of Cash Flows, and (5) the Notes to Unaudited Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLESENCE, INC

Date: May 13, 2025	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer
(principal executive officer, and principal financial officer)