Form 10-Q
period 2025-06-30
SOLESENCE, INC.
filed 2025-08-14
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
the Securities Exchange Act of 1934

For the transition period from to _______ to _______

Commission File Number: 000-22333

Solésence, Inc.

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

As of August 14, 2025, there were 70,481,945 shares outstanding of common stock, par value $.01, of the registrant.

SOLÉSENCE, INC.

QUARTER ENDED JUNE 30, 2025

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SOLÉSENCE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited Consolidated Condensed)

	As of
	June 30, 2025	December 31, 2024
	(in thousands except share and per share data)
ASSETS
Current assets:
Cash	$4,108	$1,409
Trade accounts receivable	12,470	5,655
Allowance for credit losses	(1,421)	(786)
Trade accounts receivable, net	11,049	4,869
Inventories, net	19,832	20,267
Prepaid expenses and other current assets	3,781	2,803
Total current assets	38,770	29,348

Equipment and leasehold improvements, net	13,559	12,734
Operating leases, right of use	7,627	7,917
Other assets, net	—	3
Total assets	$59,956	$50,002
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit – accounts receivable, related party	$6,099	$—
Current portion of line of credit – inventory, related party	—	4,000
Current portion of term debt, related party	—	1,000
Current portion of operating lease obligations	1,231	1,260
Accounts payable	6,891	9,093
Deferred revenue	2,169	5,571
Accrued expenses	6,146	4,849
Total current liabilities	22,536	25,773

Long-term portion of operating lease obligations	8,482	9,037
Long-term portion of line of credit– inventory, related party	9,500	—
Long-term portion of term debt, related party	1,000	—
Asset retirement obligations	250	246
Total long-term liabilities	19,232	9,283

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 95,000,000 shares authorized; 70,481,945 and 70,103,279 shares issued and outstanding on June 30, 2025 and December 31 2024, respectively	704	700
Additional paid-in capital	115,165	114,674
Accumulated deficit	(97,681)	(100,428)
Total stockholders’ equity	18,188	14,946
Total liabilities and stockholders’ equity	$59,956	$50,002

 (See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited Consolidated Condensed)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue:
Product revenue	$20,261	$12,923	$34,836	$22,694
Other revenue	98	123	148	220
Total revenue	20,359	13,046	34,984	22,914

Operating expense:
Cost of revenue	14,482	9,306	25,725	15,594
Gross profit	5,877	3,740	9,259	7,320

Research and development expense	955	864	1,973	1,776
Selling, general and administrative expense	3,012	1,829	5,120	3,388
Net income from operations	1,910	1,047	2,166	2,156
Interest expense, net	87	191	263	409
Other income, net	1,234	—	1,234	—
Net income before provision for income taxes	3,057	856	3,137	1,747
Provision for income taxes	390	—	390	—

Net income	$2,667	$856	$2,747	$1,747

Net income per share-basic	$0.04	$0.02	$0.04	$0.03

Weighted average number of basic common shares outstanding	70,200,039	56,674,170	70,151,928	54,675,011

Net income per share-diluted	$0.04	$0.01	$0.04	$0.03

Weighted average number of diluted common shares outstanding	72,580,679	58,709,170	72,497,929	56,662,011

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited Consolidated Condensed)

 (in thousands except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance on December 31, 2023	—	$—	49,627,254	$496	$106,069	$(104,663)	$1,902
Issuance of shares and stock option exercises	—	—	5,233,730	52	1,944	—	1,996
Stock-based compensation	—	—	—	—	160	—	160
Net income for the three months ended March 31, 2024	—	—	—	—	—	893	893
Balance on March 31, 2024	—	—	54,860,984	548	108,173	(103,770)	4,951

Issuance of shares and stock option exercises	—	—	15,000,000	150	5,810	—	5,960
Stock-based compensation	—	—	—	—	157	—	157
Net income for the three months ended June 30, 2024	—	—	—	—	—	856	856
Balance on June 30, 2024	—	$—	69,860,984	$698	$114,140	$(102,914)	$11,924

Balance on December 31, 2024	—	$—	70,103,279	$700	$114,674	$(100,428)	$14,946
Issuance of shares and stock option exercises	—	—	—	—	3	—	3
Stock-based compensation	—	—	—	—	127	—	127
Net income for the three months ended March 31, 2025	—	—	—	—	—	80	80
Balance on March 31, 2025	—	—	70,103,279	700	114,804	(100,348)	15,156

Issuance of shares and stock option exercises	—	—	378,666	4	241	—	245
Stock-based compensation	—	—	—	—	120	—	120
Net income for the three months ended June 30, 2025	—	—	—	—	—	2,667	2,667
Balance on June 30, 2025	—	$—	70,481,945	$704	$115,165	$(97,681)	$18,188

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited Consolidated Condensed)

	Six months ended June 30,
	2025	2024
	(in thousands)
Operating activities:
Net income	$2,747	$1,747
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	451	469
Stock-based compensation	247	317
Changes in assets and liabilities related to operations:
Trade accounts receivable, net	(6,180)	(2,465)
Inventories, net	435	(3,843)
Prepaid expenses and other assets	(978)	(1,011)
Accounts payable	(2,202)	(1,182)
Accrued expenses	1,301	935
Deferred revenue	(3,402)	724
Change in right of use asset and lease liability, net	(294)	(111)
Net cash used in operating activities	(7,875)	(4,420)

Investing activities:
Acquisition of equipment and leasehold improvements	(1,275)	(562)
Net cash used in investing activities	(1,275)	(562)

Financing activities:
Proceeds from line of credit - inventory, related party	5,500	200
Proceeds from line of credit – accounts receivable, related party	6,099	14,875
Payments to line of credit – accounts receivable, related party	—	(15,414)
Payments to term loans, related party	—	(2,000)
Proceeds from issuance of mezzanine preferred stock	—	6,000
Proceeds from issuance of stock and exercise of stock options	250	1,957
Net cash provided by financing activities	11,849	5,618
Increase in cash	2,699	636
Cash at beginning of period	1,409	1,722
Cash at end of period	$4,108	2,358

Supplemental cash flow information:
Interest paid	$354	$341
Income Taxes Paid	$325	$—

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$499	$499
Conversion of mezzanine preferred stock	$—	$6,000

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited Consolidated Condensed)

(In thousands, except share and per share data or as otherwise noted herein)

 (1) Basis of Presentation

The accompanying unaudited consolidated condensed interim financial statements of Solésence, Inc. (“Solésence”, “Company”, “we”, “our”, or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of our financial position and operating results for the interim periods presented. All statements include the results from both Solésence, Inc. and our wholly-owned subsidiary, Solésence, LLC. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission.

(2) Description of Business

Solésence, Inc. (“Solésence”, “Company”, “we”, “our”, or “us”) is a science-driven company which, along with its wholly owned subsidiary, Solésence, LLC (our “Solésence beauty science subsidiary”), is focused in various beauty- and life-science markets.  Using consumer health as our end-goal and science and innovation to guide the path, skin health and medical diagnostics combined currently make up the majority of our business and drive our forward growth strategy.  We offer engineered materials, formulation development and commercial manufacturing through an integrated family of technologies. Our expertise in materials engineering allows us to effectively coat and disperse particles on a nano and “non-nano” scale for use in a variety of skin health markets, including for use in sunscreens as active ingredients and as fully developed prestige skin care and cosmetics products, marketed and sold through our Solésence beauty science subsidiary.  In terms of our life sciences focus, we have seen demand decrease for our medical diagnostics ingredients. Additionally, we continue to sell products in legacy markets, including architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, and surface finishing technologies (polishing) applications, all of which, along with medical diagnostics, fall into the advanced materials product category.

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

 (3) Revenues and Other Income

Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration we expect to receive in exchange for those goods. When our ingredients and finished products are shipped, with control being transferred at the shipping point, this is the point in time at which we recognize the related revenue.

 We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses. Customers’ deposits, deferred revenue and other receipts are deferred and recognized when the revenue is realized and earned. Cash payments to customers are classified as reductions of revenue in our statements of operations. For select customers the Company may pay volume rebates which are variable in nature due to the amount the select customer will take. During the three and six months ended June 30, 2025, no customers earned a volume rebate. For the year ended December 31, 2024, one customer earned a volume rebate of $35,000.

 Contract balances at June 30, 2025, December 31, 2024, and December 31, 2023 are as follows:

	Accounts Receivable	Contract Liabilities
Balance, December 31, 2023	$3,467	$2,353
Balance, December 31, 2024	4,869	5,571
Balance, June 30, 2025	11,049	2,169

Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was $4,206 and $2,891 for the three months ended June 30, 2025 and 2024, respectively, and $7,498 and $1,603 for the six months ended June 30, 2025 and 2024, respectively.

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

Other revenue typically includes fees that our customers pay for various required laboratory tests, and may also include revenue from technology license fees and paid development projects. Technology license fees and paid development projects are recognized over time when the obligations under the agreed upon contractual arrangements are performed on our part.  Other revenue recognized over time was $98 and $123, for the three months ended June 30, 2025 and 2024, respectively, and $148 and $220 for the six months ended June 30, 2025 and 2024, respectively.

 (4) Earnings per Share

Options to purchase approximately 2,348,780 of common stock that were outstanding as of June 30, 2025 were included in the computation of diluted earnings per share for the three months ended June 30, 2025. Options to purchase approximately 2,345,901 shares of common stock that were outstanding as of June 30, 2025 were included in the computation of diluted earnings per share for the six months ended June 30, 2025, respectively. Options to purchase approximately 2,035,000 of common stock that were outstanding as of June 30, 2024 were included in the computation of diluted earnings per share for the three months ended June 30, 2024. Options to purchase approximately 1,987,000 shares of common stock that were outstanding as of June 30, 2024 were included in the computation of diluted earnings per share for the six months ended June 30, 2024, respectively.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Numerator: (in Thousands)
Net income	$2,667	$856	$2,747	$1,747

Denominator:
Weighted average number of basic shares outstanding	70,200,039	56,674,170	70,151,928	54,675,011
Weighted average additional shares assuming conversion of in-the-money stock options to common shares and assumed repurchase of common shares by the Company	2,380,640	2,035,000	2,346,001	1,987,000
Weighted average number of diluted common shares outstanding	72,580,679	58,709,170	72,497,929	56,662,011

Basic earnings per common share:
Net income (loss) per share – basic	$0.04	$0.02	$0.04	$0.03
Diluted earnings per common share:
Net income (loss) per share – diluted	$0.04	$0.01	$0.04	$0.03

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

There were no financial instruments adjusted to fair value on June 30, 2025 and December 31, 2024.

(6) Related Party Notes and Lines of Credit

Notes and lines of credit consist of the following:

		As of June 30, 2025		As of December 31, 2024
	Rate at June 30, 2025	Total Borrowing Capacity	Outstanding Borrowed Balance	Total Borrowing Capacity	Outstanding Borrowed Balance
Libertyville Bank & Trust(1)	8.50%	$30	$—	$30	$—
Libertyville Bank & Trust(2)	8.50%	500	—	500	—
Beachcorp, LLC(3)	8.25%	12,000	6,099	5,604	—
Beachcorp, LLC(4)	8.25%	10,000	9,500	5,200	4,000
Strandler, LLC(5)	8.25%	1,000	1,000	1,000	1,000

1)	Since July 2014, we have maintained a bank-issued letter of credit for up to $30 in borrowings, with interest at the prime rate plus 1%, to support our obligations under our Romeoville, Illinois facility lease agreement. No borrowings have been incurred under this promissory note. It is our intention to renew this note annually. Because there were no amounts outstanding on the note at any time during 2025 or 2024, we have recorded no related liability on our balance sheet.

2)	On December 21, 2021, the existing credit agreement with Libertyville was converted for use to support our obligations under our newly leased manufacturing and warehouse space in Bolingbrook, Illinois. Interest on drawn balances will be at the prime rate plus 1%. This credit agreement has a maturity of December 22, 2025. We expect to renew this agreement annually, as the lease requires. This credit agreement is secured by all the unencumbered assets of the Company and has superior collateral rights to those credit facilities with Beachcorp, LLC and Strandler, LLC.

3)	On January 28, 2022, the Company entered into an Amended and Restated Business Loan Agreement (the “A&R Loan Agreement”), which amends and restates the Master Agreement between the Company and Beachcorp, LLC, and a new promissory note in order to evidence the A/R Revolver facility, including an amendment to expand the limit on the A/R Revolver Facility from $6,000 to $8,000, reduce the interest rate to the prime rate plus 0.75%, and extend the maturity of the A/R Revolver Facility to March 31, 2024. On March 1, 2024, the Company entered into a Second Amendment to the Amended and Restated Business Loan Agreement extending the maturity of the A/R Revolver Facility to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Amended and Restated Business Loan Agreement to expand the limit on the A/R Revolver Facility from $8,000 to $12,000, and extend its maturity to April 30, 2027.

4)	On January 28, 2022, the Company entered into the A&R Loan Agreement and a new revolving loan agreement (“Inventory Facility”) with Beachcorp, LLC, and a new promissory note in order to evidence the Inventory Facility. The maximum borrowing amount under the Inventory Facility was $4,000, with a borrowing base consisting of up to 50% of the value of qualified inventory of the Company. The interest rate for the Inventory Revolver is at the prime rate plus 0.75%, and it was set to mature on March 31, 2024. On November 13, 2023, the Company entered into a Replacement Promissory Note with Beachcorp, LLC replacing the Inventory Facility promissory note executed on January 28, 2022. The maximum borrowing amount under the replacement Inventory Facility was increased to $5,200, with a borrowing base consisting of up to 55% of the value of qualified inventory of the Company. The interest rate for the replacement Inventory Revolver remains at the prime rate plus 0.75%. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Inventory Revolver Facility to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Business Loan Agreement to expand the limit on the Inventory Revolver Facility from $5,200 to $10,000, and extend its maturity to April 30, 2027.

5)	On January 28, 2022, the Company entered into an additional Business Loan Agreement (the “New Term Loan Agreement”) with Strandler, LLC, which effectively transferred or assigned the Term Loan to Strandler, LLC from Beachcorp, LLC. Interest on the New Term Loan is at the prime rate plus 0.75%. Strandler, LLC is also an affiliate of Bradford T. Whitmore. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to April 30, 2027.

The Company classifies the line of credit – accounts receivable as current because we are required to pay back the borrowings as cash is received from our customers. The Company’s remaining debt is presented within the Consolidated Balance Sheet as of June 30, 2025, and December 31, 2024, in accordance with the maturity dates in the financing agreements.

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

Related party interest expense consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Interest expense, related parties	$282	$181	$458	$394
Accrued interest expense, related parties	104	68	104	68

Outstanding balances associated with related parties are as follows:

	June 30, 2025	December 31, 2024

Beachcorp, LLC	$15,599	$4,000
Strandler, LLC	1,000	1,000

(7) Inventories, net

Inventories consist of the following:

	June 30, 2025	December 31, 2024

Raw materials	$15,093	$17,396
Finished goods	7,179	4,858
Inventory reserve	(2,440)	(1,987)
Total Inventories, net	19,832	20,267

(8) Capital Stock

As of June 30, 2025, and December 31, 2024, we had 24,088 authorized but unissued shares of preferred stock.

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

(9) Significant Customers

We had three significant customers for the three and six months ended June 30, 2025, and 2024.

Revenues from these three customers, as a percentage of total Company revenue, was approximately:

		Three months ended June 30,		Six months ended June 30,
Customer #	Product Category	2025	2024	2025	2024
1	Consumer Products	33%	33%	23%	34%
2	Consumer Products	27%	0%	19%	0%
3	Personal Care Ingredients	13%	13%	12%	14%
	Total	73%	46%	54%	48%

Accounts receivable balances for these three customers were approximately:

		As of June 30,
Customer #	Product Category	2025	2024
1	Consumer Products	$2,968	$3,062
2	Consumer Products	3,588	—
3	Personal Care Ingredients	1,136	702
	Total	$7,692	$3,764

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

(10) Business Segmentation and Geographical Distribution

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

The Chief Operating Decision Maker uses gross profit and net income to evaluate Company performance and in what way to allocate resources. Significant segment expenses, which are the same as the entity as a whole, are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Total revenue	$20,359	$13,046	$34,984	$22,914

Employee costs	3,961	3,028	7,327	6,075
Contractors and professional services	3,787	1,806	7,205	3,000
Materials and supplies	7,462	4,710	12,572	7,034
Depreciation	225	235	451	469
Interest expense	282	191	458	409
Other income	(1,428)	—	(1,428)	—
Tax expense	418	23	447	54
Facilities	990	849	1,933	1,572
Shipping	265	205	522	473
Testing	79	236	269	430
IT services	347	272	681	503
Insurance	213	197	414	378
Manufacturing other expense	277	158	167	339
Selling, general and administrative expense	813	280	1,219	430
Total Expense	17,692	12,190	32,237	21,167

Net Income	$2,667	$856	$2,747	$1,747

Revenue from international sources approximated $2,519 and $478 for the three months ended June 30, 2025 and 2024, respectively, and $3,512 and $755 for the six months ended June 30, 2025 and 2024, respectively. As part of our revenue from international sources, we recognized approximately $2,109 and $173 for the three months ended June 30, 2025 and 2024, respectively, and $2,109 and $249 for the six months ended June 30, 2025 and 2024, respectively in product revenue from companies in the United Kingdom.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States. We categorize our revenue stream into three main product categories, personal care ingredients, advanced materials and consumer products. The revenues for the three and six months ended June 30, 2025 and 2024 by category are as follows:

	Three months ended June 30,		Six months ended June 30,
Product Category	2025	2024	2025	2024
Consumer Products	$17,544	$11,200	$30,426	$19,304
Personal Care Ingredients	2,687	1,745	4,061	3,121
Advanced Materials	128	101	497	489
Total Sales	$20,359	$13,046	$34,984	$22,914

 (11) Contingencies

In June 2025, the Company received a payment of $1,729 from the U.S. Department of the Treasury under the Employee Retention Credit (ERC) program, along with $272 in interest related to the delayed payment. The ERC is a refundable payroll tax credit made available under the CARES Act and subsequent legislation.

In prior periods, the Company concluded that recognition of the ERC as an asset and related income was not appropriate under U.S. GAAP because realization was not considered probable. Specifically, due to uncertainties regarding the timing, amount, and ultimate approval of the credit by the Internal Revenue Service (IRS), the ERC was evaluated as a gain contingency in accordance with ASC 450-30, Contingencies – Gain Contingencies. As a result, no asset or income was recorded, and no related disclosure was made in prior filings.

In June of 2025, the contingency was resolved with the receipt of payment of $1,729 relating to the ERC amount and $272 of related interest. Given that the payments exceeded the amount the Company requested, the Company chose to recognize $1,234 of the ERC as identified, and $194 in related interest income, creating a reserve for $572, representing the discrepancy in ERC payment and estimated related interest. The $1,234 ERC amount was included in other income, net and $194 of interest income netted against interest expense within the condensed consolidated statements of operations for the quarter ended June 30, 2025. While management has no indication of a pending review, the IRS has stated that they reserve the right to audit ERC payments for several years after they were requested. The $572 is a liability contingent upon the window closing for ERC audits which we estimate will be in 2029 and is currently included in accrued expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On March 7, 2025, Nanophase Technologies Corporation announced its rebranding as Solésence, Inc. (“Solésence,” “Company,” “we,” “our,” or “us”), marking a new chapter in its commitment to innovation, self-expression, and inclusivity in skin health. The Company’s stock continued to trade under the NANX ticker symbol until April 8, 2025 when it began trading on Nasdaq under the symbol SLSN. Our corporate website transitioned to Solésence.com. Investor relations information, including historic Nanophase financials and disclosures, is available at ir.Solésence.com. The Company changed its legal name to Solésence, Inc. by amending its certificate of incorporation with the State of Delaware on March 10, 2025, which was subsequently corrected to Solésence, Inc. by the filing of a Certificate of Correction with the State of Delaware on June 3, 2025.

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

 Given our technological position, in addition to the historical market acceptance of our APIs for use in skin health products and sunscreens, we have seen rapidly growing sales for our suite of Solésence consumer products. Due to the expanding demand from our brand partners, we have further refined our strategy to reflect our view that consumer products should be the major focus of our growth strategy. Management believes that this growth is happening now due to a confluence of our technology and market conditions that favor the types of products we produce. We continue to see unprecedented demand for these products. Coupled with our expanded and growing expertise in these areas, we believe we are well positioned to enjoy growth into the future. This success had led us to focus our combined business, ingredient technology, and product-development capabilities on products that bring unique performance to this area. While we will continue to produce and sell materials to our other advanced materials customers, it is not our strategic focus, and we expect it to make up less of our total business over time. We may develop additional technologies or find unique applications outside of our core markets in the future, but to maximize the use of our resources today, we plan on expanding efforts in areas where we have proven we can deliver innovation and growth.

 Solésence now partners with brands to develop, manufacture, and market products and ingredients that enhance lives through healthy skin.

Results of Operations

Total revenue increased to $20,359 for the three months ended June 30, 2025, compared to $13,046 for the same period in 2024. Total revenue increased to $34,984 for the six months ended June 30, 2025, compared to $22,914 for the same period in 2024. Much of our revenue was from our three largest customers for the three- and six-month periods ended June 30, 2025, one of which was a new customer, and two of our three largest customers for the same period in 2024. This reflects sales to our largest customers for our consumer products and sales of APIs to our largest customer in personal care ingredients.  This is the revenue breakdown, as a percentage of total revenue, from the customers referenced above during the three-and six-month period ended June 30, 2025, and 2024 respectively:

		Three months ended June 30,		Six months ended June 30,
Customer #	Product Category	2025	2024	2025	2024

1	Consumer Products	33%	33%	23%	34%
2	Consumer Products	27%	0%	19%	0%
3	Personal Care Ingredients	13%	13%	12%	14%
	Total Sales	73%	46%	54%	48%

        Product revenue, the primary component of our total revenue, increased to $20,261 for the three months ended June 30, 2025, compared to $12,923 during the same period of 2024, and increased to $34,836 for the six months ended June 30, 2025, compared to $22,694 during the same period of 2024. The three-month product revenue was due to higher sales in our consumer products and personal care ingredients product categories, and lower sales in the advanced materials product category.

Other revenue decreased to $98 and $148 for the three- and six-month periods ended June 30, 2025, compared to $123 and $220 for the same periods in 2024, respectively. Other revenue is comprised primarily of fees for laboratory testing and developmental or licensing fees.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements.  Cost of revenue increased to $14,482 for the three months ended June 30, 2025, compared to $9,306 for the same period in 2024, and increased to $25,725 for the six months ended June 30, 2025, compared to $15,594 for the same period in 2024.  The increase for the three- and six-month periods in the cost of revenue was primarily driven by increased volume, manufacturing operating inefficiencies, and facilities improvements. While we typically pass through costs to our customers, we sometimes cannot pass through 100% of pricing increases on raw materials, and even with pass throughs, our gross margin percentage is negatively impacted by higher material costs. The Company continues to monitor the potential impact of the new tariffs on our materials sourced internationally.

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

Research and development expense increased to $955 for the three months ended June 30, 2025, compared to $864 for the same period in 2024. For the six months ended June 30, 2025 research and development expense increased to $1,973 compared to $1,776 for the same period in 2024. The increase is due in large part to increased salaries in 2025 compared to 2024.

Selling, general and administrative expense increased to $3,012 for the three months ended June 30, 2025, compared to $1,829 for the same period in 2024. For the six months ended June 30, 2025, selling, general and administrative expense increased to $5,120, compared to $3,388 for the same period in 2024. The increase is due to an increase in the allowance for credit loss, increased legal costs, costs related to our uplisting to NASDAQ, and increased employee-related costs in 2025 when compared to 2024.

For the three- and six-month periods ended June 30, 2025, other income included the adjusted payment of $1,234 relating to funds received from U.S. Department of the Treasury under the Employee Retention Credit (ERC) program, along with $272 in interest related to the delayed payment. The ERC is a refundable payroll tax credit made available under the CARES Act and subsequent legislation. Interest income included interest paid relating to this amount of $194 for the three- and six-month periods ended June 30, 2025. The ERC payments and related interest did not apply to 2024.

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

Liquidity and Capital Resources

Cash, cash proceeds and use of cash for the six months ended June 30, 2025, 2024, and year ended December 31, 2024 were:

	Six months ended June 30, 2025	Six months ended June 30, 2024	Year ended December 31, 2024
Total cash	$4,108	$2,358	$1,409
Cash (used in) provided by operating activities	(7,875)	(4,420)	1,971
Net cash used in investing activities	(1,275)	(562)	(4,558)
Net cash provided by financing activities	11,849	5,618	2,274

The net cash used in operating activities during the six months ended June 30, 2025 was primarily due to increased accounts receivable, net and decreased accounts payable and deferred revenue, offset by net income and increased accrued expenses. Net cash used in investing activities was attributable to expenditures on capital equipment for all periods presented above. The net cash provided by financing activities was attributable to the increased use of debt.

 Our actual future capital requirements in 2025 and beyond will depend on many factors, including customer acceptance of our current and potential future consumer products, APIs sold as ingredients in to the skin health markets, medical diagnostics ingredients, and other engineered materials, applications, and products, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell these products and ingredients. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, and conditions within the markets supplying labor and materials for capital equipment, we expect that capital spending relating to currently known capital needs for 2025 will be between $1 million and $3 million, to be funded by profit from operations, our existing loans and lines of credit, and possible new debt financing. If those projects are delayed or ultimately prove unsuccessful, or if we fail to be able to support the additional cost of funding them in the near term, we expect our capital expenditures may fall below the lower end of the range. Similarly, substantial success in business development projects may cause the actual 2025 capital investment to exceed the top of this range.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
Exhibit 101	The following materials from Solésence, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Shareholders Equity, (4) the Statements of Cash Flows, and (5) the Notes to Unaudited Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLÉSENCE, INC.

Date: August 14, 2025	By:	/s/ JESS A. JANKOWSKI
Jess A. Jankowski
President and Chief Executive Officer
(principal executive officer, and principal financial officer)