Form 10-Q
period 2025-09-30
SOLESENCE, INC.
filed 2025-11-12
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2025

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

As of November 12, 2025, there were 70,536,845 shares outstanding of common stock, par value $.01, of the registrant.

SOLÉSENCE, INC.

QUARTER ENDED SEPTEMBER 30, 2025

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SOLÉSENCE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited Consolidated Condensed)

	As of
	September 30, 2025	December 31, 2024
	(in thousands except share and per share data)
ASSETS
Current assets:
Cash	$429	$1,409
Trade accounts receivable	11,438	5,655
Allowance for credit losses	(1,729)	(786)
Trade accounts receivable, net	9,709	4,869
Inventories, net	18,869	20,267
Prepaid expenses and other current assets	3,785	2,803
Total current assets	32,792	29,348

Equipment and leasehold improvements, net	13,938	12,734
Operating leases, right of use	7,257	7,917
Other assets, net	—	3
Total assets	$53,987	$50,002
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit – accounts receivable, related party	$5,316	$—
Current portion of line of credit – inventory, related party	—	4,000
Current portion of term debt, related party	—	1,000
Current portion of operating lease obligations	1,224	1,260
Accounts payable	4,826	9,093
Deferred revenue	1,197	5,571
Accrued expenses	5,301	4,849
Total current liabilities	17,864	25,773

Long-term portion of operating lease obligations	8,144	9,037
Long-term portion of line of credit– inventory, related party	9,500	—
Long-term portion of term debt, related party	1,000	—
Asset retirement obligations	252	246
Total long-term liabilities	18,896	9,283

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 95,000,000 shares authorized; 70,536,845 and 70,103,279 shares issued and outstanding on September 30, 2025 and December 31 2024, respectively	705	700
Additional paid-in capital	115,323	114,674
Accumulated deficit	(98,801)	(100,428)
Total stockholders’ equity	17,227	14,946
Total liabilities and stockholders’ equity	$53,987	$50,002

 (See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited Consolidated Condensed)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue:
Product revenue	$14,533	$16,785	$49,369	$39,479
Other revenue	64	81	212	301
Total revenue	14,597	16,866	49,581	39,780

Operating expense:
Cost of revenue	11,227	10,764	36,952	26,358
Gross profit	3,370	6,102	12,629	13,422

Research and development expense	1,082	970	3,055	2,746
Selling, general and administrative expense	3,069	1,934	8,188	5,321
Net (loss) income from operations	(781)	3,198	1,386	5,355
Interest expense, net	339	153	603	562
Other income, net	—	—	1,234	—
Net (loss) income before provision for income taxes	(1,120)	3,045	2,017	4,793
Provision for income taxes	—	—	390	—

Net (loss) income	$(1,120)	$3,045	$1,627	$4,793

Net (loss) income per share-basic	$(0.02)	$0.04	$0.02	$0.08

Weighted average number of basic common shares outstanding	70,500,925	69,873,394	70,269,539	59,778,119

Net (loss) income per share-diluted	$(0.02)	$0.04	$0.02	$0.08

Weighted average number of diluted common shares outstanding	70,500,925	71,935,394	72,745,662	61,725,119

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited Consolidated Condensed)

 (in thousands except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance on December 31, 2023	—	$—	49,627,254	$496	$106,069	$(104,663)	$1,902
Issuance of shares and stock option exercises	—	—	5,233,730	52	1,944	—	1,996
Stock-based compensation	—	—	—	—	160	—	160
Net income for the three months ended March 31, 2024	—	—	—	—	—	893	893
Balance on March 31, 2024	—	$—	54,860,984	$548	$108,173	$(103,770)	4,951

Issuance of shares and stock option exercises	—	—	15,000,000	150	5,810	—	5,960
Stock-based compensation	—	—	—	—	157	—	157
Net income for the three months ended June 30, 2024	—	—	—	—	—	856	856
Balance on June 30, 2024	—	$—	69,860,984	$698	$114,140	$(102,914)	$11,924

Issuance of shares and stock option exercises	—	—	88,662	1	39	—	40
Stock-based compensation	—	—	—	—	160	—	160
Net income for the three months ended September 30, 2024	—	—	—	—	—	3,045	3,045
Balance on September 30, 2024	—	$—	69,949,646	$699	$114,339	$(99,869)	$15,169

Balance on December 31, 2024	—	$—	70,103,279	$700	$114,674	$(100,428)	$14,946
Issuance of shares and stock option exercises	—	—	—	—	3	—	3
Stock-based compensation	—	—	—	—	127	—	127
Net income for the three months ended March 31, 2025	—	—	—	—	—	80	80
Balance on March 31, 2025	—	$—	70,103,279	$700	$114,804	$(100,348)	15,156

Issuance of shares and stock option exercises	—	—	378,666	4	241	—	245
Stock-based compensation	—	—	—	—	120	—	120
Net income for the three months ended June 30, 2025	—	—	—	—	—	2,667	2,667
Balance on June 30, 2025	—	$—	70,481,945	$704	$115,165	$(97,681)	$18,188

Issuance of shares and stock option exercises	—	—	54,900	1	36	—	37
Stock-based compensation	—	—	—	—	122	—	122
Net loss for the three months ended September 30, 2025	—	—	—	—	—	(1,120)	(1,120)
Balance on September 30, 2025	—	$—	70,536,845	$705	$115,323	$(98,801)	$17,227

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited Consolidated Condensed)

	Nine months ended September 30,
	2025	2024
	(in thousands)
Operating activities:
Net income	$1,627	$4,793
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	676	700
Stock-based compensation	369	477
Changes in assets and liabilities related to operations:
Trade accounts receivable, net	(4,840)	(5,265)
Inventories, net	1,398	(5,012)
Prepaid expenses and other assets	(982)	(1,979)
Accounts payable	(4,449)	7
Accrued expenses	452	2,345
Deferred revenue	(4,368)	3,875
Change in right of use asset and lease liability, net	(269)	(159)
Net cash used in operating activities	(10,386)	(218)

Investing activities:
Acquisition of equipment and leasehold improvements	(1,693)	(1,965)
Net cash used in investing activities	(1,693)	(1,965)

Financing activities:
Proceeds from line of credit - inventory, related party	5,500	200
Proceeds from line of credit – accounts receivable, related party	5,313	14,875
Payments to line of credit – accounts receivable, related party	—	(17,685)
Payments to term loans, related party	—	(2,000)
Proceeds from issuance of mezzanine preferred stock	—	6,000
Proceeds from issuance of stock and exercise of stock options	286	1,996
Net cash provided by financing activities	11,099	3,386
(Decrease) increase in cash	(980)	1,203
Cash at beginning of period	1,409	1,722
Cash at end of period	$429	2,925

Supplemental cash flow information:
Interest paid	$690	$516
Income Taxes Paid	$325	$—

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$182	$295
Conversion of mezzanine preferred stock	$—	$6,000

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited Consolidated Condensed)

(In thousands, except share and per share data or as otherwise noted herein)

 (1) Basis of Presentation

The accompanying unaudited consolidated condensed interim financial statements of Solésence, Inc. (“Solésence”, “Company”, “we”, “our”, or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of our financial position and operating results for the interim periods presented. All statements include the results from both Solésence, Inc. and our wholly-owned subsidiary, Solésence, LLC. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission.

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

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses. Customers’ deposits, deferred revenue and other receipts are deferred and recognized when the revenue is realized and earned. Cash payments to customers are classified as reductions of revenue in our statements of operations. For select customers the Company may pay volume rebates which are variable in nature due to the amount the select customer will take. During the three and nine months ended September 30, 2025, customers earned a volume rebate of $18,000 and $65,000 respectively. For the year ended December 31, 2024, one customer earned a volume rebate of $35,000.

Contract balances at September 30, 2025, December 31, 2024, and December 31, 2023 are as follows:

	Accounts Receivable	Contract Liabilities
Balance, December 31, 2023	$3,467	$2,353
Balance, December 31, 2024	4,869	5,571
Balance, September 30, 2025	9,709	1,197

Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was $33 and $1,279 for the three months ended September 30, 2025 and 2024, respectively, and $5,028 and $2,882 for the nine months ended September 30, 2025 and 2024, respectively.

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

Other revenue typically includes fees that our customers pay for various required laboratory tests, and may also include revenue from technology license fees and paid development projects. Technology license fees and paid development projects are recognized over time when the obligations under the agreed upon contractual arrangements are performed on our part.  Other revenue recognized over time was $64 and $81, for the three months ended September 30, 2025 and 2024, respectively, and $212 and $301 for the nine months ended September 30, 2025 and 2024, respectively.

Trade accounts receivable are carried at original invoice amount less an estimate made for future credit losses based on a review of all outstanding amounts on a monthly basis, and written off when deemed uncollectible. We determine the allowance for credit losses by identifying troubled accounts and by using historical experience applied to an aging of accounts, as well as expected losses based on the current and anticipated macroeconomic environment. Recoveries of trade accounts receivable previously written off are recorded when received. Our typical credit terms are between thirty and sixty days from shipment and invoicing.

	September 30, 2025	December 31, 2024
Balance, beginning	$786	$225
Current period provisions	950	564
Write offs	(7)	(3)
Balance, ending	$1,729	$786

(4) Earnings per Share

Options to purchase approximately 2,466,956 of common stock that were outstanding as of September 30, 2025 were excluded in the computation of diluted earnings per share for the three months ended September 30, 2025 as it would be anti-dilutive. Options to purchase approximately 2,476,123 shares of common stock that were outstanding as of September 30, 2025 were included in the computation of diluted earnings per share for the nine months ended September 30, 2025. Options to purchase approximately 2,062,000 of common stock that were outstanding as of September 30, 2024 were included in the computation of diluted earnings per share for the three months ended September 30, 2024. Options to purchase approximately 1,947,000 shares of common stock that were outstanding as of September 30, 2024 were included in the computation of diluted earnings per share for the nine months ended September 30, 2024.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Numerator: (in Thousands)
Net (loss) income	$(1,120)	$3,045	$1,627	$4,793

Denominator:
Weighted average number of basic shares outstanding	70,500,925	69,873,394	70,269,539	59,778,119
Weighted average additional shares assuming conversion of in-the-money stock options to common shares and assumed repurchase of common shares by the Company	—	2,062,000	2,476,123	1,947,000
Weighted average number of diluted common shares outstanding	70,500,925	71,935,394	72,745,662	61,725,119

Basic earnings per common share:
Net (loss) income per share – basic	$(0.02)	$0.04	$0.02	$0.08
Diluted earnings per common share:
Net (loss) income per share – diluted	$(0.02)	$0.04	$0.02	$0.08

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

There were no financial instruments adjusted to fair value on September 30, 2025 and December 31, 2024.

(6) Related Party Notes and Lines of Credit

Notes and lines of credit consist of the following:

		As of September 30, 2025		As of December 31, 2024
	Rate at September 30, 2025	Total Borrowing Capacity	Outstanding Borrowed Balance	Total Borrowing Capacity	Outstanding Borrowed Balance
Libertyville Bank & Trust (1)	8.25%	$30	$—	$30	$—
Libertyville Bank & Trust (2)	8.25%	500	—	500	—
Beachcorp, LLC (3)	8.00%	8,196	5,316	5,604	—
Beachcorp, LLC (4)	8.00%	10,000	9,500	5,200	4,000
Strandler, LLC (5)	8.00%	1,000	1,000	1,000	1,000

1)	Since July 2014, we have maintained a bank-issued letter of credit for up to $30 in borrowings, with interest at the prime rate plus 1%, to support our obligations under our Romeoville, Illinois facility lease agreement. No borrowings have been incurred under this promissory note. It is our intention to renew this note annually. Because there were no amounts outstanding on the note at any time during 2025 or 2024, we have recorded no related liability on our condensed consolidated balance sheet.

2)	On December 21, 2021, the existing credit agreement with Libertyville was converted for use to support our obligations under our newly leased manufacturing and warehouse space in Bolingbrook, Illinois. Interest on drawn balances will be at the prime rate plus 1%. This credit agreement has a maturity of December 22, 2025. We expect to renew this agreement annually, as the lease requires. This credit agreement is secured by all the unencumbered assets of the Company and has superior collateral rights to those credit facilities with Beachcorp, LLC and Strandler, LLC.

3)	On January 28, 2022, the Company entered into an Amended and Restated Business Loan Agreement (the “A&R Loan Agreement”), which amends and restates the Master Agreement between the Company and Beachcorp, LLC, and a new promissory note in order to evidence the A/R Revolver facility, including an amendment to expand the limit on the A/R Revolver Facility from $6,000 to $8,000, reduce the interest rate to the prime rate plus 0.75%, and extend the maturity of the A/R Revolver Facility to March 31, 2024. On March 1, 2024, the Company entered into a Second Amendment to the Amended and Restated Business Loan Agreement extending the maturity of the A/R Revolver Facility to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Amended and Restated Business Loan Agreement to expand the limit on the A/R Revolver Facility from $8,000 to $12,000, and extend its maturity to April 30, 2027.

4)	On January 28, 2022, the Company entered into the A&R Loan Agreement and a new revolving loan agreement (“Inventory Facility”) with Beachcorp, LLC, and a new promissory note in order to evidence the Inventory Facility. The maximum borrowing amount under the Inventory Facility was $4,000, with a borrowing base consisting of up to 50% of the value of qualified inventory of the Company. The interest rate for the Inventory Revolver is at the prime rate plus 0.75%, and it was set to mature on March 31, 2024. On November 13, 2023, the Company entered into a Replacement Promissory Note with Beachcorp, LLC replacing the Inventory Facility promissory note executed on January 28, 2022. The maximum borrowing amount under the replacement Inventory Facility was increased to $5,200, with a borrowing base consisting of up to 55% of the value of qualified inventory of the Company. The interest rate for the replacement Inventory Revolver remains at the prime rate plus 0.75%. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Inventory Revolver Facility to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Business Loan Agreement to expand the limit on the Inventory Revolver Facility from $5,200 to $10,000, and extend its maturity to April 30, 2027.

5)	On January 28, 2022, the Company entered into an additional Business Loan Agreement (the “New Term Loan Agreement”) with Strandler, LLC, which effectively transferred or assigned the Term Loan to Strandler, LLC from Beachcorp, LLC. Interest on the New Term Loan is at the prime rate plus 0.75%. Strandler, LLC is also an affiliate of Bradford T. Whitmore. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to April 30, 2027.

The Company classifies the line of credit – accounts receivable as current because we are required to pay back the borrowings as cash is received from our customers. The Company’s remaining debt is presented within the condensed consolidated balance sheet as of September 30, 2025, and December 31, 2024, in accordance with the maturity dates in the financing agreements.

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

Related party interest expense consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Interest expense, related parties	$338	$152	$795	$546
Accrued interest expense, related parties	107	46	107	46

Outstanding balances associated with related parties are as follows:

	September 30, 2025	December 31, 2024

Beachcorp, LLC	$14,816	$4,000
Strandler, LLC	1,000	1,000

(7) Inventories, net

Inventories consist of the following:

	September 30, 2025	December 31, 2024

Raw materials	$15,805	$17,396
Finished goods	5,791	4,858
Inventory reserve	(2,727)	(1,987)
Total Inventories, net	$18,869	$20,267

(8) Capital Stock

As of September 30, 2025, and December 31, 2024, we had 24,088 authorized but unissued shares of preferred stock.

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

(9) Significant Customers

We had three significant customers for the three and nine months ended September 30, 2025, and 2024.

Revenues from these three customers, as a percentage of total Company revenue, was approximately:

		Three months ended September 30,		Nine months ended September 30,
Customer #	Product Category	2025	2024	2025	2024
1	Consumer Products	37%	34%	27%	34%
2	Consumer Products	20%	—%	19%	—%
3	Personal Care Ingredients	3%	17%	9%	15%
	Total	60%	51%	55%	49%

 Accounts receivable balances for these three customers were approximately:

		As of September 30,
Customer #	Product Category	2025	2024
1	Consumer Products	$3,724	$3,976
2	Consumer Products	3,565	(2)
3	Personal Care Ingredients	—	1,034
	Total	$7,289	$5,008

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

The Chief Operating Decision Maker assesses performance for the single segment and decides how to allocate resources based on net income and gross profit that also is reported on the condensed consolidated statement of operations as net income. The measure of segment assets is reported on the condensed consolidated balance sheet as total assets. The accounting policies of the sole segment are the same as those described in the summary of significant accounting policies in our most recently issued Form 10-K for the year ended December 31, 2024.

The Chief Operating Decision Maker uses gross profit and net income to evaluate Company performance and in what way to allocate resources. Significant segment expenses, which are the same as the entity as a whole, are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Total revenue	$14,597	$16,866	$49,581	$39,780

Employee costs	4,546	3,504	11,874	9,580
Contractors and professional services	2,021	2,325	9,225	5,325
Materials and supplies	5,418	5,322	17,990	12,356
Depreciation	225	231	676	700
Interest expense	339	153	603	562
Other income	—	—	(1,234)	—
Tax expense	17	36	464	90
Facilities	1,009	832	2,942	2,404
Shipping	280	251	802	724
Testing	119	212	388	642
IT services	351	279	1,031	781
Insurance	234	198	647	576
Manufacturing other expense	496	17	663	355
Selling, general and administrative expense	662	461	1,883	892
Total Expense	15,717	13,821	47,954	34,987

Net (loss) Income	$(1,120)	$3,045	$1,627	$4,793

Revenue from international sources approximated $1,656 and $735 for the three months ended September 30, 2025 and 2024, respectively, and $5,169 and $1,490 for the nine months ended September 30, 2025 and 2024, respectively. As part of our revenue from international sources, we recognized approximately $1,217 and $317 for the three months ended September 30, 2025 and 2024, respectively, and $3,326 and $566 for the nine months ended September 30, 2025 and 2024, respectively in product revenue from companies in the United Kingdom.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States. We categorize our revenue stream into three main product categories, personal care ingredients, advanced materials and consumer products. The revenues for the three and nine months ended September 30, 2025 and 2024 by category are as follows:

	Three months ended September 30,		Nine months ended September 30,
Product Category	2025	2024	2025	2024
Consumer Products	$13,943	$13,600	$44,368	$32,904
Personal Care Ingredients	384	2,845	4,445	5,966
Advanced Materials	270	421	768	910
Total Sales	$14,597	$16,866	$49,581	$39,780

 (11) Contingencies

In June 2025, the Company received a payment of $1,729 from the U.S. Department of the Treasury under the Employee Retention Credit (ERC) program, along with $272 in interest related to the delayed payment. The ERC is a refundable payroll tax credit made available under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and subsequent legislation.

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

In June of 2025, the contingency was resolved with the receipt of payment of $1,729 relating to the ERC amount and $272 of related interest. Given that the payments exceeded the amount the Company requested, the Company chose to recognize $1,234 of the ERC as identified, and $194 in related interest income, creating a reserve for $572, representing the discrepancy in ERC payment and estimated related interest. The $1,234 ERC amount was included in other income, net and $194 of interest income netted against interest expense within the condensed consolidated statements of operations for the quarter ended September 30, 2025. While management has no indication of a pending review, the IRS has stated that they reserve the right to audit ERC payments for several years after they were requested. The $572 is a liability contingent upon the window closing for ERC audits which we estimate will be in 2029 and is currently included in accrued expenses.

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

 Solésence, along with its wholly owned subsidiary, Solésence, LLC (our “Solésence consumer products subsidiary”), is a leading innovator in scientifically-driven health care solutions across beauty and life science categories, protecting skin from environmental aggressors and enhancing the aesthetic appeal of healthy products. Skin health, addressed through both our consumer products and our Active Pharmaceutical Ingredients (“APIs”), currently make up the great majority of our business, with additional revenue being generated from other legacy advanced materials applications. The Company was incorporated in Illinois on November 25, 1989 and became a Delaware corporation during November 1997. Our common stock now trades on Nasdaq under the symbol SLSN after previously trading under the NANX ticker on the OTCQB marketplace. We have development and application laboratories, and manufacturing capacity in two locations in the Chicago, Illinois area.

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

Results of Operations

Total revenue decreased to $14,597 for the three months ended September 30, 2025, compared to $16,866 for the same period in 2024. Total revenue increased to $49,581 for the nine months ended September 30, 2025, compared to $39,780 for the same period in 2024. Much of our revenue was from our three largest customers for the three- and nine-month periods ended September 30, 2025, one of which was a new customer, and two of our three largest customers for the same period in 2024. This reflects sales to our largest customers for our consumer products and sales of APIs to our largest customer in personal care ingredients.  This is the revenue breakdown, as a percentage of total revenue, from the customers referenced above during the three-and nine-month period ended September 30, 2025, and 2024 respectively:

		Three months ended September 30,		Nine months ended September 30,
Customer #	Product Category	2025	2024	2025	2024
1	Consumer Products	37%	34%	27%	34%
2	Consumer Products	20%	—%	19%	—%
3	Personal Care Ingredients	3%	17%	9%	15%
	Total Sales	60%	51%	55%	49%

        Product revenue, the primary component of our total revenue, decreased to $14,533 for the three months ended September 30, 2025, compared to $16,785 during the same period of 2024, and increased to $49,369 for the nine months ended September 30, 2025, compared to $39,479 during the same period of 2024. The three-month product revenue decrease was due lower sales in the personal care ingredients and advanced materials product categories, partially offset by to higher sales in our consumer products product category. The nine-month product revenue increase was due to higher sales in our consumer products product category, partially offset by lower sales in the personal care ingredients and advanced materials product categories.

Other revenue decreased to $64 and $212 for the three- and nine-month periods ended September 30, 2025, compared to $81 and $301 for the same periods in 2024, respectively. Other revenue is comprised primarily of fees for laboratory testing and developmental or licensing fees.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements.  Cost of revenue increased to $11,227 for the three months ended September 30, 2025, compared to $10,764 for the same period in 2024, and increased to $36,952 for the nine months ended September 30, 2025, compared to $26,358 for the same period in 2024.  The increase for the nine-month period in the cost of revenue was primarily driven by increased volume, manufacturing operating inefficiencies, and facilities improvements. The increase for the three-month period in the cost of revenue was primarily driven by manufacturing operating inefficiencies, and facilities improvements. While we typically pass through costs to our customers, we sometimes cannot pass through 100% of pricing increases on raw materials, and even with pass throughs, our gross margin percentage is negatively impacted by higher material costs. The Company continues to monitor the potential impact of the new tariffs on our materials sourced internationally.

Capacity is a key area of focus to increase throughput, followed quickly by increased cost efficiency once we can achieve greater scale. Our planning has had us adding to our current fixed manufacturing cost structure through 2025 to accommodate additional growth, and to build a better base for further growth beyond that level. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to cut costs and pass commodity market-driven raw materials increases on to customers, and the speed and efficiency with which we are able to scale up production for our consumer products. We expect that, as product revenue volume increases, our fixed manufacturing costs will be more efficiently absorbed, which should lead to increased margins as we grow. Our most critical operational issue today is reducing controllable variable product manufacturing costs.

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

Research and development expense increased to $1,082 for the three months ended September 30, 2025, compared to $970 for the same period in 2024. For the nine months ended September 30, 2025 research and development expense increased to $3,055 compared to $2,746 for the same period in 2024. The increase is due in large part to increased salary and benefit costs in 2025 compared to 2024.

Selling, general and administrative expense increased to $3,069 for the three months ended September 30, 2025, compared to $1,934 for the same period in 2024. For the nine months ended September 30, 2025, selling, general and administrative expense increased to $8,188, compared to $5,321 for the same period in 2024. The increase is due to an increase in legal costs, increase in the allowance for credit loss, increased employee-related costs, severance costs, and costs related to our uplisting to NASDAQ in 2025 when compared to 2024.

For the nine-month period ended September 30, 2025, other income included the adjusted payment of $1,234 relating to funds received from U.S. Department of the Treasury under the Employee Retention Credit (ERC) program, along with $272 in interest related to the delayed payment. The ERC is a refundable payroll tax credit made available under the CARES Act and subsequent legislation. Interest income included interest paid relating to this amount of $194 for the nine-month period ended September 30, 2025. The ERC payments and related interest did not apply to 2024.

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

Liquidity and Capital Resources

Cash, cash proceeds and use of cash for the nine months ended September 30, 2025, 2024, and year ended December 31, 2024 were:

	Nine months ended September 30, 2025	Nine months ended September 30, 2024	Year ended December 31, 2024
Total cash	$429	$2,925	$1,409
Cash (used in) provided by operating activities	(10,386)	(218)	1,971
Net cash used in investing activities	(1,693)	(1,965)	(4,558)
Net cash provided by financing activities	11,099	3,386	2,274

The net cash used in operating activities during the nine months ended September 30, 2025 was primarily due to increased accounts receivable, net and decreased accounts payable and deferred revenue, offset by net income, decrease in inventory and increased accrued expenses. Net cash used in investing activities was attributable to expenditures on capital equipment for all periods presented above. The net cash provided by financing activities was attributable to the increased use of debt.

 Our actual future capital requirements in 2025 and beyond will depend on many factors, including customer acceptance of our current and potential future consumer products, APIs sold as ingredients in to the skin health markets, medical diagnostics ingredients, and other engineered materials, applications, and products, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell these products and ingredients. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, and conditions within the markets supplying labor and materials for capital equipment, we expect that capital spending relating to currently known capital needs for 2025 will be between $0.1 million and $1 million, to be funded by profit from operations, our existing loans and lines of credit, and possible new debt financing. If those projects are delayed or ultimately prove unsuccessful, or if we fail to be able to support the additional cost of funding them in the near term, we expect our capital expenditures may fall below the lower end of the range. Similarly, substantial success in business development projects may cause the actual 2025 capital investment to exceed the top of this range.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On October 31, 2025, Solésence, Inc. and its subsidiary Solésence, LLC (collectively, “Solésence”) entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”) with Solarium Brands, LLC and A-Frame Brands, LLC (collectively, “Solarium”). Pursuant to the Settlement Agreement, Solésence and Solarium agreed to settle and compromise disputes arising from certain consumer personal care products that Solésence previously manufactured for and sold to Solarium. As part of the Settlement Agreement, Solarium agreed to pay Solésence a one-time settlement payment of $675,000 on or before January 15, 2026.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
Exhibit 101	The following materials from Solésence, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Shareholders Equity, (4) the Statements of Cash Flows, and (5) the Notes to Unaudited Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLÉSENCE, INC.

Date: November 12, 2025	By:	/s/ KEVIN CURETON
Kevin Cureton
President and Chief Executive Officer
Principal Executive Officer

SOLÉSENCE, INC.

Date: November 12, 2025	By:	/s/ LAURA RIFFNER
Laura Riffner
Chief Financial Officer
Principal Financial Officer