Form 10-K
period 2025-12-31
SOLESENCE, INC.
filed 2026-03-31
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM_____ TO_____

COMMISSION FILE NUMBER 001-42589

SOLÉSENCE, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3687863
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1319 Marquette Drive, Romeoville, Illinois 60446

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (630) 771-6708

SOLESENCE, INC.

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	SLSN	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based upon the last reported sale price of the registrant’s common stock on June 30, 2025 was $27,254,231 as of such date.

The number of shares outstanding of the registrant’s common stock, par value $.01, as of March 30, 2026 was 70,632,445.

DOCUMENTS INCORPORATED BY REFERENCE

None.

 PART I

Item 1. General

Company Background

On March 7, 2025, Nanophase Technologies Corporation announced its rebranding as Solésence, Inc. (“Solésence,” “Company,” “we,” “our,” or “us”), marking a new chapter in its commitment to skin health innovation and consumer products across beauty, health, and wellness categories. Our corporate website has transitioned to solesence.com and investor relations information, including historical Nanophase financials and disclosures, is available at ir.solesence.com. Nanophase Technologies Corporation changed its legal name to Solésence, Inc. by amending its certificate of incorporation with the State of Delaware on March 10, 2025 and by filing a certificate of correction on June 3, 2025.

Solésence, along with its wholly owned subsidiary, Solésence, LLC (our “Solésence consumer products subsidiary”), is a leading innovator in scientifically driven health care solutions across beauty, health and wellness categories, protecting skin from environmental aggressors and enhancing the aesthetic appeal of health-enhancing products. Skin health, addressed through both our Consumer Products and our Active Pharmaceutical Ingredients (“APIs”), currently make up the great majority of our business, with additional revenue being generated from other legacy advanced materials applications. The Company was incorporated in Illinois on November 25, 1989, and became a Delaware corporation during November 1997. Our common stock trades on NASDAQ under the symbol SLSN. We have development and testing laboratories, and manufacturing capability in two locations in the Chicago, Illinois area.

Leveraging a platform of integrated patented and proprietary technologies, we create products with unique performance to enhance end-consumers’ health and well-being. We offer comprehensive production, starting with engineered materials, formulation development, and finished product development, through commercial manufacturing and packaging capabilities. Our expertise in materials engineering allows us to effectively coat and disperse materials on a nano and “non-nano” scale for use in a variety of markets in skin health, including for use in sunscreens as APIs. We believe our innovative approach to creating these materials gives us technological and competitive advantages in market. In addition to APIs, we produce our finished skin care, sun care, and color cosmetics products (“Consumer Products”) through the vertical integration of patented and proprietary technologies that offer unique skin health benefits. We offer these consumer products for sale to brands who ultimately sell products to consumers in both prestige and mass markets within the beauty industry. Solésence consumer products have received broad acceptance in the marketplace. Due to the enhanced efficacy and aesthetic qualities offered by our proprietary technology platform, Solésence consumer products satisfy growing consumer demands across a range of product formats and categories. The vertically integrated nature of Solésence consumer products helps us to develop ingredient technologies and formulas in tandem. We have leveraged this to develop specialized formulation know-how with our unique ingredients, improve efficiency, and avoid potential major supply chain challenges.

Given our technological position, in addition to the historical market acceptance of our APIs for use in skin health products and sunscreens, we have seen rapidly growing sales for our suite of consumer products. Due to the expanding demand from our brand partners, we have further refined our strategy to reflect our view that consumer products should be the major focus of our growth strategy. Management believes that this growth is happening now due to a confluence of our technology and market conditions that favor the types of products we produce. We continue to see unprecedented demand for these products. Coupled with our expanded and growing expertise in these areas, we believe we are well positioned to enjoy growth into the future. This success had led us to focus our combined business-, ingredient technology-, and product-development capabilities on products that bring unique performance to this area. While we will continue to produce and sell materials to our other advanced materials customers, it is not our strategic focus, and we expect it to make up less of our total business over time. We may develop additional technologies or find unique applications outside of our core markets in the future, but to maximize the use of our resources today, we plan on expanding efforts in areas where we have proven we can deliver innovation and growth.

Consumer Products

During 2015 we were granted a patent on a new type of particle surface treatment (coating) — now called Original Active Stress Defense™ Technology. This became the cornerstone of our new product development in our consumer product line, with first revenue recognized during 2017.

We now offer a suite of three technology platforms under our Active Stress Defense™ family of technologies, each of which offers a distinct market advantage in terms of performance, aesthetics, and/or “clean” positioning in UV and environmental protection. We design and market flexible formulas that allow for adoption by a range of brands with different market positions across beauty, health, and wellness. In 2020, consumer products surpassed our personal care APIs in terms of total revenue. We believe that Solésence consumer products offer the greatest growth potential of any product line in any market in the Company’s history.

We continue to develop and expand our in-house formulating capability, through which we have created, and now sold, more than 950 SKUs of fully formulated finished cosmetic products in markets focused on skin health, with the majority in prestige beauty. Products developed and sold through our consumer products line are all produced under the requirements of current Good Manufacturing Practice standards (“cGMP”), as enforced by the U.S. Food and Drug Administration (“FDA”), which enables us to leverage the expertise we developed in the manufacture of personal care ingredients. Although our Solésence products are fully formulated for consumer use, we do not sell directly to consumers or distribute products to consumers under the Solésence brand through intermediaries or resellers. Instead, we sell our consumer products to customers as market-ready products, as customized white label products, or as custom-developed products, in each case, for sale or distribution to consumers under our customers’ brand names. For this reason we call our consumer products customers “brand partners.”

Solésence received two industry accolades. In July 2022 at Cosmoprof North America, Solésence was awarded the Cosmopack North America Award for best Formulation for our product, Multi-Cultural Magic SPF 50+ Featuring Solésence Kleair™, acknowledging the Company’s technology, formulation, and marketing know-how. In September 2022, Solésence was awarded the Cosmetics & Toiletries Allē Award for Most Significant Active Ingredient in Sun/Light Protection for Kleair™ technology. In early 2023, Solésence was named number 2 in the Beauty category of Fast Company’s World’s Most Innovative Companies list. This prestigious award recognizes the impact we have on the industry we serve and the lives of the people who use our products. In July of 2023, Solésence was again awarded the Cosmopack North America Award for best Formulation, this time for its product Natural Glow Face Oil SPF 40+ featuring Kleair™ and Bloom™ technology, recognizing our continued innovative approach to formulation and product innovation. Also in 2023, Solésence won the 2023 Beauty Matter NEXT Award for Best Contract Manufacturer and was a winner of the 22nd Chicago Innovation Awards. In 2024, Solésence won its third consecutive Cosmopack North America Award for best Formulation for its Lip Oil, SPF 40+, making Solésence the first-ever third-time winner of the Award in Cosmopack North America’s history. Also in 2024, Solésence won its second Cosmetics & Toiletries Allē Award in the Finished Formula-Prestige category for its market-ready product, Soft Glow SPF 50+. Most recently in March 2025, Solésence won its third consecutive Cosmetics & Toiletries Allē Award and its second in the Finished Formula-Prestige category for its finished formula Au Lait Face Milk SPF 50+. To-date Solésence has won 9 awards across product and ingredient innovation and service, highlighting the Company’s know-how across technology, formulation, and marketing.

Personal Care Ingredients

Prior to 2020, our largest product had been the manufacture and sale of APIs in the skin health and sun care markets, which we deliver to customers through strategic partnerships. We continue to manufacture and supply hundreds of metric tons of surface engineered zinc oxide and titanium dioxide ingredients to our customers annually, and these are used by major global consumer products companies for sunscreens and skin health-focused personal care products. We produce these products using proprietary coating and dispersion technologies that comply with the requirements of cGMP and are classified as Active Pharmaceutical Ingredients, or APIs, by the FDA.

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

Markets and Distribution

Consumer Products

We partner with beauty, health, and wellness brands on a global basis to develop, manufacture and market products that enhance lives through healthy skin. These products are fully formulated solutions built around proprietary Solésence technologies, which are designed to improve skin health for all human beings, and are aligned with consumer demand. Our consumer products customers (“brand partners”) are positioned in skin care, makeup/cosmetics, and sun care markets, with the majority of our partners operating in the prestige beauty segment with retail, direct-to-consumer, and/or omnichannel strategies. This represents a move downstream from our previous position — one of providing ingredients to manufacturers — to offering finished consumer products that we believe offer a clear and distinct market advantage relative to both aesthetics and performance. With our first consumer product revenue recognized during 2017, we had our first material amounts of consumer product revenue in 2018 and experienced significant expansion of these sales through 2025. Consumer products brand partners have experienced strong growth as our products have seen broad acceptance from retailers, adoption by consumers, and recognition by third-party media outlets through awards and accolades. We expect our consumer products to enhance both our degree of control of the business development cycle, and to further enable our ability to grow rapidly.

Personal Care Ingredients

In addition to serving strategic partners in diverse markets and geographic locations, we will continue to devote resources to maintaining and growing our relationship with BASF Corporation (“BASF”), the largest customer in our personal care ingredients product group. This has been a successful relationship that we expect will contribute to our future growth. BASF, which describes itself as the world’s leading chemical company with annual revenue of approximately $77 billion, is a “globally leading supplier of sustainable high-performance ingredients for the personal care industry,” with recognized brands, significant revenue, and a broad sales network. BASF is primarily responsible for the business development cycle and maintains the direct customer relationships. We have a long-term exclusive relationship with BASF, primarily to provide nano-scale zinc oxide-based products made to BASF’s specifications to be used as ingredients in personal care cosmetics, with sunscreens and daily wear products being the dominant applications. These materials differ significantly in their specifications from those used in the consumer products line.

Research and Development

Most of our research and development since 2015 has been directly related to the development of Solésence consumer products. We endeavor to either meet specific customer needs or develop solutions to address unmet or emerging needs where we believe our technologies will offer a distinct advantage. Our efforts in research and development, cosmetic formulating, process engineering and advanced engineering groups are focused in three major areas: 1) application development for our products; 2) creating or obtaining additional technology platforms that have the capability to serve multiple beauty or life science markets; and 3) continuing to improve manufacturing operations to improve process reliability and reduce costs.

Our total research and development expense, which includes all expenses relating to our technology and advanced engineering groups was $4.1 millions and $3.8 million during the years ended December 31, 2025 and 2024, respectively. This represents our share of these expenses only and does not take into account amounts spent by any of our customers in support of new product development. Our future success will depend in large part upon our ability to develop products that bring a high degree of value to our customers. Through the two-year period ended December 31, 2025, we had cumulative research and development expenses of approximately $7.9 million and $0.1 million cumulative capital expenditures on lab and testing equipment improvements.

Competitive Advantage

Through our Solésence consumer product line, our Active Stress Defense™ platform of proprietary technologies – which includes Solésence Kleair™ – offers unique skin health benefits through performance-related and aesthetic advantages in environmental protection skin health products, including UVA/UVB, pollution and HEV (blue) light protection. These technologies expand access to healthy skin by improving both the product experience across the full range of skin tones while also leveraging a unique versatility that enables a variety of novel formats to reach the full range of product preferences and lifestyles. By combining our market awareness, proprietary dispersion capabilities and formulation know-how, our Solésence products enable our brand partners to expand the range of products within skin care and color cosmetics categories that can include sun and environmental protection and consequently fill a unique market segment which drives the growing demand for our consumer products.

Through our personal care ingredients product line, we believe that targeted collaborations with our long-standing customers will enable them to have a competitive advantage which will sustain and/or grow their market share in the sunscreen API market. Both the consumer products and the personal care ingredients lines have been positively impacted by the growing interest among consumers for mineral-based sunscreens, which management sees as a validation of the Company strategy.

Manufacturing Operations

We currently have manufacturing capacity based in two locations in the Chicago area. We develop and supply engineered materials and bulk finished goods in quantities ranging from grams to metric tons. All facilities are registered under the ISO 9001, American National Standard, Quality Management System Requirements, ISO 22716 American National Standard, Environmental Management System Requirements, and ISO 14001, American National Standard, Environmental Management System Requirements.  We are compliant with cGMP for products under U.S. Food and Drug Administration (“FDA”) regulation, applying to the manufacture of APIs and OTC Finished Dosage Form materials (primarily used in sun protection). We have registered some of the chemicals we ship to customers in Europe pursuant to the European Chemical Agency’s regulations issued to date pertaining to Registration Evaluation and Authorization of Chemicals (“REACH”). Currently, we have registered Zinc Oxide, Aluminum Oxide, Iron Oxide and Octyltrimethoxysilane under REACH. The Company supports our Brand Partners GMP site license activities for our consumer products in Canada and Australia.

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

As of the date of this filing, we own 11 U.S. patents and 4 pending U.S. patent applications. We also own 123 foreign patents and patent applications consisting of 91 issued or allowed foreign patents and 32 pending foreign patent applications. All of the pending and owned foreign patents are counterparts to domestic filings covering our platform of particle technologies and surface treatments. All of the Company’s patents and patent applications relate to health and wellness.

Competition

Within each of our targeted markets and product applications, we face potential competition from contract manufacturers and developers, advanced materials and chemical companies, and suppliers of traditional materials. In many markets, the actual or potential competitors are larger and more diversified than we are; however, we believe we focus on market segments and opportunities where our materials and related technologies are superior to those of our competitors, often due to our abilities to produce highly engineered ingredients to meet specific performance requirements, develop solutions for customers’ specific applications, and in the case of consumer products line, finished products that impart benefits of these technologies with tactile, visual, and performance characteristics in line with consumer need and demand.

With respect to traditional suppliers, we may compete against lower priced traditional materials for certain customer applications. In some product or process applications the benefits of using advanced materials do not always justify a process change or outweigh their frequently higher costs.

We believe that our material technologies and manufacturing platforms are strong. We believe we are well-positioned with our platform of integrated commercial materials technologies.

Solésence consumer products face competition from a wide variety of offerings in health, beauty, and wellness categories. Solésence products compete with existing solutions as well as new solutions from various sources, including other product developers and manufacturers who seek to serve skin care brands and integrated brands who also manufacture their own products in-house, and we must differentiate our value proposition in order to gain traction in this marketplace. The complexities of sunscreen regulation and the nuances of the development and manufacture of sunscreen products present a barrier for brands with integrated manufacturing in other skin care and cosmetics areas. Still, several Solésence consumer products customers have internal development and manufacturing capabilities that are similar to the capabilities of Solésence and can serve as indirect competition to our products and services. We believe that our Solésence consumer products technologies and our expertise in the nuances of formulating products that contain UV protection, coupled with our capability to produce novel formats, will allow us to be a competitive player in this market on a sustainable basis.

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

We are committed to environmental health and safety (“EH&S”). We believe we comply with all applicable exposure limit standards issued by the United States Department of Labor’s Occupational Health and Safety Administration (“OSHA”). Because nanotechnology remains an emerging and evolving science, there are no currently required measurements or personal protective equipment available that are specific to nanoparticle safety. Accordingly, we rely on general chemical safety and process safety requirements to identify safe personal protective equipment and appropriate handling protocols. We believe that we have taken a leadership position on EH&S in our operations and have internal and external review and monitoring of our practices.

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

Employees

On December 31, 2025, we had a total of 115 full-time employees, 15 of whom hold advanced degrees. Additionally, we have a number of temporary, and temporary-to-permanent employees, typically 90 to 225 on a demand-driven basis, and a number of contractors with specific industry experience that have become a part of our talent pool. We have no collective bargaining agreements and believe that we have a strong relationship with our employees, whom management believes represent the strength of our Company.

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

Key Customers

A limited number of key customers account for a substantial portion of our commercial revenue. We are seeing the composition of these key customers change with the growth we are experiencing within our consumer products line, which has grown to exceed our personal care ingredients line significantly.  For 2025, total consumer products revenue amounted to $54.9M or 88% of total revenue compared to $44.4M, or 85% for 2024.  In particular, revenue from our three largest customers across all business areas included two of our consumer products customers and our largest customer in personal care ingredients (BASF), constituted approximately 29%, 16%, and 10%, respectively, of our 2025 total revenue.

As our consumer products continue to represent more of our total revenue, we expect to see a number of smaller (sub-10% of revenue) customers represent a more significant portion of our total revenue. We have experienced this in 2025 and 2024 and expect it to continue in 2026 and beyond.

While our agreements with BASF are long-term agreements, they may be terminated by BASF under certain circumstances with contractually required notice and do not provide any guarantees that BASF will buy our products. The loss of one of our largest customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition. To reduce the impact of having a high concentration of sales to a limited number of customers, we have pursued new customers through our market focused business model, and particularly through our consumer products. To the extent we are successful in adding a large number of customers through this model, and maintaining or expanding our existing partners, we believe we will be able to best manage the risks associated with customer concentration.

Forward-Looking Statements

We want to provide investors with more meaningful and useful information. As a result, this Annual Report on Form 10-K (the “Form 10-K”) contains certain “forward-looking statements”, as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements reflect our current expectations of the future results of our operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2026 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: our ability to be consistently profitable despite the losses we have incurred since our incorporation; a decision by a customer to cancel a purchase order or supply agreement in light of our dependence on a limited number of key customers; our potential inability to obtain working capital when needed on acceptable terms or at all; our ability to obtain materials at costs we can pass through to our customers, including high purity zinc, and other items impacted by supply chain pressures, including tariffs; uncertain demand for, and acceptance of, our Solésence products, and our advanced materials; our manufacturing capacity and product mix flexibility in light of customer demand; our limited marketing experience, including with our suite of consumer products; changes in development and distribution relationships; the impact of competitive products and technologies; our dependence on patents and protection of proprietary information; our ability to maintain an appropriate electronic trading venue for our securities; the impact of any potential new governmental regulations, especially any new governmental regulations focusing on the processing, handling, storage or sale of nanomaterials as it could impact our personal care ingredients business, that could be difficult to respond to or costly to comply with; business interruptions due to unexpected events or public health crises, including viral pandemics such as COVID-19; and the resolution of litigation or other legal proceedings in which we may become involved. In addition, our forward-looking statements could be affected by general industry and market conditions and growth rates. Readers of this Form 10-K should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

We are not aware of having experienced any material cybersecurity incidents in 2025. We are not aware of any existent cybersecurity threats that would materially affect, or are reasonably likely to materially affect, our business strategy, results of operations or financial conditions.

Management Oversight

Day-to-day management of cybersecurity threats is conducted by our information technology consultant which is charged with identifying and reporting threats to senior management, which then reports to the Board of Directors.

Board Oversight

The Board of Directors is responsible for oversight of management’s efforts to eliminate cybersecurity risks.

Item 2. Properties

As of the end of 2025 we operate two facilities in the Chicago suburbs - a 36,000 square-foot production, research and headquarters facility in Romeoville, Illinois and a 261,000 square-foot production and warehouse facility in Bolingbrook, Illinois. In late 2025 we consolidated our manufacturing operations in Burr Ridge, Illinois into our production facility in Bolingbrook.

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

The Bolingbrook facility houses our warehousing operations, sunscreen lotions manufacturing, dispersion manufacturing, filling and assembly of our consumer products and additional quality control spaces.  The Bolingbrook facility is registered with the FDA for OTC drug manufacturing and packaging, with the site registered under ISO 9001, ISO 22716 and ISO 14001, and we believe that the particle coating processes used for our ingredients and fully formulated sunscreens and cosmetic products for personal care are in compliance with the cGMP requirements of the FDA. The Bolingbrook site is registered with the FDA for API manufacturing, manufacturing, and packaging.

We lease our Romeoville and Bolingbrook facilities. The Romeoville lease term was extended to January 31, 2028, in August 2024. During December 2021, we entered into a Standard Form Industrial Lease for a new facility in Bolingbrook, Illinois, amended May 12, 2025 which, among other things, will end in May of 2032, with options to extend this lease at market rent for each of three concurrent five-year periods.

With the addition of the Bolingbrook space in 2021, we believe that our leased facilities will provide sufficient capacity to fulfill current known customer demand as well as allow for the creation of substantial additional space to enable expansion of key production processes. We believe we will be able to expand certain operations, and consolidate others, to support additional growth in an economically efficient manner. We believe that our capital expenditures made in 2025, and projected for 2026, will support currently anticipated demand from existing and expected customers through 2026 and into 2027. Management continues to spend considerable time determining how best to optimize our facilities to maximize growth over the next few years. Our actual future capacity requirements will depend on many factors, including new and potential customer acceptance of our current and potential engineered materials, applications and products, both expected and currently unplanned growth from existing customers, continued progress in our research and development activities and product testing programs and the magnitude of these activities and programs.

Item 3. Legal Proceedings

As previously disclosed, on October 31, 2025, we entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”) with Solarium Brands, LLC and A-Frame Brands, LLC (collectively, “Solarium”). Pursuant to the Settlement Agreement, we and Solarium agreed to settle and compromise disputes arising from certain consumer personal care products that we previously manufactured for and sold to Solarium. As part of the Settlement Agreement, Solarium agreed to pay us a one-time settlement payment of $675,000 on or before January 15, 2026, which payment was made in December 2025

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information; Holders; Dividends

Our common stock is traded under the symbol SLSN on the NASDAQ stock exchange. The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock on the NASDAQ stock exchange or the OTCQB marketplace (where our common stock was traded prior to April 2025):

	High	Low
Fiscal year ended December 31, 2025:
First Quarter	$3.00	$2.05
Second Quarter	5.21	1.68
Third Quarter	4.48	2.54
Fourth Quarter	4.36	1.64
Fiscal year ended December 31, 2024:
First Quarter	$0.98	$0.43
Second Quarter	1.71	0.70
Third Quarter	1.65	1.33
Fourth Quarter	2.88	1.30

On March 30, 2026, the last reported sale price of our common stock was $0.90 per share, and there were 120 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently anticipate paying any cash dividends or other distributions on our common stock in the foreseeable future. We intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors deemed relevant by our Board of Directors. Our Business Loan Agreements with Beachcorp, LLC (“Beachcorp”), Strandler, LLC (“Strandler”), and Libertyville Bank and Trust Company (“Libertyville”), respectively, require us to obtain the written consent of the lender prior to paying any cash dividends on our common stock.

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

Overview

Solésence is a health-oriented, science-driven company, focused on various skin health, beauty and wellness markets. Our primary skin health products are fully developed prestige skin care formulations with mineral-based UV protection enabled by our proprietary Active Pharmaceutical Ingredients (“APIs”), which are also marketed as APIs for sale to manufacturers of other types of skin health products, including sunscreens and daily care products.  Additionally, we continue to sell products in legacy markets including medical diagnostics, architectural coatings, industrial coating applications, abrasion-resistant additives, and plastics additives applications— all of which currently fall into the advanced materials product category.

Critical Accounting Estimates

Management monitors the value of inventory for the effects of aging, obsolescence, and seasonality. Consistent with the provisions in FASB ASC 330-10-35, we adjust inventory valuation upon management’s determination that the potential for obsolete materials exist. The majority of the reserve is done by specific identification. Factors include inventory in quarantine, aging finished goods or obsolete materials as identified by management. In the application of this policy in 2025 and 2024, management deemed a portion of inventory will likely experience such an impairment and elected to apply a $2,721,000 and $1,987,000, respectively, inventory reserve in anticipation. Some of the materials in question are nearing expiration and therefore more difficult to sell, some represent soon-to-be obsolete products, and some are raw materials that we no longer use regularly.

Certain assumptions are necessary to assess the risk and uncertainty of financial information, such as cash flow projections, availability of capital if needed to support the ongoing operations of the business, and our expected compliance with contractual commitments. Any changes in those plans or assumptions could have a material impact on our liquidity and financial condition. While we have seen costs continue to increase on an inflationary basis as we enter 2026, it is our belief that we will be able to offset much of this cost as we gain greater production efficiencies and seek to increase our pricing where possible.

Results of Operations

Years Ended December 31, 2025 and 2024

Total revenue increased to $62,064 in 2025, compared to $52,347 in 2024. A substantial majority of our revenue for each year is from our largest customers, in particular, sales to our largest customer in skin care and sunscreen applications and finished skin health products marketed through our consumer products. Product revenue, the primary component of our total revenue, increased to $61,794 in 2025, compared to $51,890 in 2024. This increase was due to an increase in revenue from our consumer products partially offset by decreased personal care ingredients and advanced materials products.

Current Significant Customers

		For the years ended
		December 31,
Customer #	Product Category	2025	2024
1	Consumer Products	29%	32%
2	Consumer Products	16%	–%
3	Personal Care Ingredients	10%	13%
	Total	55%	45%

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue increased to $46,001 in 2025, compared to $36,159 in 2024. The increase in cost of revenue was primarily driven by higher materials and direct labor costs related to the increased sales volume. Also contributing to the higher cost of revenue was increased costs associated with quality and maintenance activities costs due to the increased sales volume. We expect to continue new materials development and dispersion technologies for personal care applications and for our formulated consumer products during 2026 and beyond, as part of our business model. At current revenue levels we have generated a positive gross margin, though margins can be impeded by the cyclicality of our demand, often leading to the Company not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support higher levels of revenue volume. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to cut costs and pass commodity market-driven raw materials increases on to customers, and the speed and efficiency with which we are able to scale up production for our Solésence products. We expect that, as product revenue volume increases, our fixed manufacturing costs will be more efficiently absorbed, which should lead to increased margins as we grow. We expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets and cost and wage inflation but may or may not realize gross margin percentage growth through 2026 and beyond, dependent upon the factors discussed above.

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

Research and development expense increased to $4,090 in 2025, compared to $3,837 in 2024. In 2025 labor costs were higher than 2024 and legal and consulting costs were also higher in 2025 compared to 2024. We expect expenses for research and development to remain about the same or decrease slightly in 2026 depending on growth in our consumer products, and related technologies. This expense change will be dependent upon the success we have in developing new products, which adds significantly to outside testing fees to both enhance product development and comply with regulatory requirements.

Selling, general and administrative expense increased to $10,401 in 2025, compared to $7,219 in 2024. The net increase was largely attributed to an increase in legal costs and labor. We expect 2026 expenses in this area to be slightly lower due to controlling our administrative functions costs, including related staffing.  The extent to which this occurs will be dependent upon growth.

Net interest expense increased to $931 in 2025, compared to $670 in 2024, increased usage of the debt facilities and partially offset by lower interest rates than in 2024. The interest expense for 2025 and 2024 related to interest paid relating to our revolving lines of credit for working capital funding and term loans supporting some of our equipment.

In Company-wide operations, we believe inflation has not had a material effect on our operations or financial position for 2025, although we have seen increases in our costs. We expect supplier price increases and wage and benefit inflation, both of which represent a significant component of our costs of operations, may have a material effect on our operations and financial position in 2026 and beyond. We will apply our best efforts to pass through cost increases to our customers. If we are unable to pass through any increases due to contractual limitations or conditions in our markets specifically, this could reduce margins and net income.

Liquidity and Capital Resources

Cash, cash proceeds and use of cash for 2025 and 2024 were:

	For the year ended December 31,
	2025	2024
Total cash	$1,288,000	$1,409,000
Cash (used in) provided by operating activities	(8,567,000)	1,971,000
Net cash used in investing activities	(2,143,000)	(4,558,000)
Net cash provided by financing activities	10,589,000	2,274,000

The approximate $10,538,000 year-over-year increase in cash used in operating activities for the year ended December 31, 2025 was mainly due to the Company earning $1,790,000 in net income in 2025 compared to $4,235, payments made to reduce accounts payable and accrued expenses, and performance of deferred revenue obligations. Cash capital expenditures amounted to approximately $2,525,000 and $4,558,000 for the years ended December 31, 2025 and 2024, respectively. We did not dispose of or sell any assets during 2025 or 2024.

The Company maintains a credit agreement with Libertyville Bank & Trust to support our obligations under our leased manufacturing and warehouse space in Bolingbrook, Illinois. As of December 31, 2025 there was no outstanding borrowings on this line of credit. This credit agreement has a maturity of December 22, 2026, and the Company plans on renewing on a yearly basis.

On January 28, 2022, to support the working capital demands created by the commercial growth of the Company and its wholly owned subsidiary, Solésence, LLC, the Company entered into (i) an Amended and Restated Business Loan Agreement (the “A&R Loan Agreement”), with Beachcorp, LLC, (ii) a Business Loan Agreement (the “New Term Loan Agreement”) with Strandler, LLC, (iii) a Business Loan Agreement (the “New Revolving Loan Agreement” and together with the A&R Loan Agreement and the New Term Loan Agreement, the “Loan Agreements”) with Beachcorp, LLC, and (iv) three promissory notes in order to evidence the loans pursuant to the Loan Agreements (the “Notes”). Beachcorp, LLC and Strandler, LLC are affiliates of Mr. Bradford T. Whitmore, who beneficially owns a majority of the Company’s common stock and is the brother of Ms. R. Janet Whitmore, a director of the Company and the chair of the Company’s board of directors.

The Loan Agreements changed the terms of both the Company’s asset-based revolving loan facility (the “A/R Revolver Facility”) and the secured advance (the “Term Loan”, which was assigned from Beachcorp, LLC to Strandler, LLC) under the Master Agreement and provide a new asset-based revolving loan facility based on inventory (the “Inventory Facility”). The maximum borrowing amount under the A/R Revolver Facility increased from $6,000,000 to $8,000,000, with a borrowing base consisting of qualified accounts receivable of the Company. The maximum borrowing amount under the Inventory Facility was $4,000,000, with a borrowing base consisting of up to 50% of the value of qualified inventory of the Company. The Loan Agreements also extended the date for which all principal and accrued interest under the A&R Revolver Facility and the Term Loan are due from March 31, 2023 and March 31, 2022, respectively, to March 31, 2024, which was also the maturity date for the Inventory Facility. The Loan Agreements reduce interest on outstanding borrowings under the A/R Revolver Facility and the Term Loan from the prime rate plus 2% and 5.25% per year, to a floating rate equal to the prime rate plus 0.75%, which is also the interest rate for borrowings under the Inventory Facility. The amount of the Term Loan remains $1,000,000. The A/R Revolver Facility, the Inventory Facility and the Term Loan are all secured by all the unencumbered assets of the Company and subordinated to the Company’s revolving line of credit with Libertyville Bank & Trust.

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

On May 27, 2025, the Company entered into a Third Amendment to the A&R Loan Agreement, Business Loan Agreement, and New Term Loan Agreement extending the maturity of the loans to April 30, 2027, to expand the limit on the A&R Loan Agreement from $8,000,000 to $12,000,000 and to expand the limit on the Business Loan Agreement from $5,200,000 to $10,000,000.

On December 31, 2025, the balance on the Term Loan was $1,000,000, the balance on the A/R Revolver Facility was $4,767,397, the balance on the Inventory Facility was $9,500,000. On December 31, 2024, the balance on the Term Loan was $1,000,000, the balance on the A/R Revolver Facility was $0, and the balance on the Inventory Facility was $4,000,000.

For more information regarding the New Business Loan Agreements, see Note 3 to our Financial Statements referred to in Part II, Item 8 of this Annual Report on Form 10-K.

Our actual future capital requirements in 2026 and beyond will depend on many factors, including customer acceptance of our current and potential consumer  products, APIs sold as ingredients in to the skin health markets, medical diagnostics ingredients, and other engineered materials, applications, and products, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell these products and ingredients. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, we expect that capital spending relating to currently known capital needs for 2026 will be between $1 million and $3 million, to be funded by profit from operations, our existing loans and lines of credit, and possible new financing. If those projects are delayed or ultimately prove unsuccessful, or if we fail to be able to support the additional cost of funding them in the near term, we expect our capital expenditures may fall below the lower end of the range. Similarly, substantial success in business development projects may cause the actual 2026 capital investment to exceed the top of this range.

We have federal net operating loss carryforwards for tax purposes of approximately $36.9 million on December 31, 2025. Because the Company may experience “ownership changes” within the meaning of the U.S. Internal Revenue Code (“IRC”) in connection with any future equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the IRC. If not utilized, $30.7 million of this loss carryforward will expire between 2026 and 2038. Given changes to the IRC, net operating loss carryforwards generated after January 1, 2018 do not expire, therefore, $6.2 million in net operating losses generated since January 1, 2018 do not expire. We have Illinois net loss deduction carryforwards for tax purposes of approximately $20 million on December 31, 2025. Due to the provisions of Illinois Public Act 102-0669 signed November 16, 2021, Illinois net loss deductions expire between 2029 and 2039.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. It should be noted that in designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management necessarily was required to apply its judgment regarding the design of our disclosure controls and procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment and those criteria, our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), believe that the Company maintained effective internal control over financial reporting as of December 31, 2025.

Changes in Internal Control over Financial Reporting. The Company’s management, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Set forth below is certain information regarding the directors of the Company.

Name	Age	Position with Company	Director Since	Term Expires	Class
R. Janet Whitmore	71	Chair of the Board of Directors	2003	2028	I

Laura M. Beres	41	Director	2020	2028	I

Mark E. Miller	62	Director	2023	2027	III

Kevin Cureton	64	President, Chief Executive Officer and Director	2025	2027	III

Ms. Whitmore joined the board in November 2003. She is a former director of Silverleaf Resorts, Inc., where she served as Chair of the Compensation Committee and as a member of the Audit Committee. She is also a former director of Epoch Biosciences, a supplier of proprietary products used to accelerate genomic analysis. Ms. Whitmore is Founder of Benton Consulting, LLC, which specializes in business development and processes. From 1976 through 1999, Ms. Whitmore held numerous engineering and finance positions at Mobil Corporation, including Mobil’s Chief Financial Analyst and Controller of Mobil’s Global Petrochemicals Division. Ms. Whitmore holds a B.S. degree in Chemical Engineering from Purdue University and an M.B.A. from Lewis University. We believe that Ms. Whitmore’s combination of global financial, engineering, and management expertise makes her a valuable member of our Board of Directors. Ms. Whitmore is the sister of Bradford T. Whitmore, and herself beneficially owned approximately 3% of the outstanding shares of our common stock as of March 25, 2026. Mr. Whitmore, together with his affiliate Grace Investments, LP., beneficially owned approximately 71% of the outstanding shares of our common stock as of March 25, 2026. He is also the manager of Beachcorp, LLC and Strandler, LLC.  The Company has entered into loan agreements with both Beachcorp, LLC, and Strandler, LLC.

Ms. Beres has served as a director of the Company since October, 2020.  She has spent her career in corporate strategy and operations in retail and consumer industries, transforming programs and building new organizational and market-facing capabilities.  Ms. Beres currently serves as the VP, Head of Wellness at Ulta Beauty, having previously served as the VP Merchandising, Strategy & Growth and VP, Enterprise Transformation.  Previously, she has worked at Deloitte Consulting, advising primarily on growth and transformation strategies in large-scale, consumer-facing companies, with additional leadership roles in the CMO practice, developing and executing strategies on global accounts. Ms. Beres started her career working in the financial services, focused on small and middle market companies, with responsibilities including commercial lending and credit evaluation, and credit transaction negotiation.  She earned her M.B.A. from The University of Chicago Booth School of Business and has a B.S. in Finance and B.A. in Oboe Performance from Butler University.  Ms. Beres also serves on the Board of Directors for Youth Guidance and the Board of Directors for Chicago Children’s Museum and has similarly served non-profit organizations on various Associate and Auxiliary Boards in Chicago.  We believe that Ms. Beres’ broad strategic experience in CPG, and specific experience with cosmetics, along with her strong financial background, makes her a valuable member of our Board of Directors.

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

Mr. Cureton joined the Board in November 2025. He has served as the Company’s President and Chief Executive Officer since that time. After joining the Company in 2012, Mr. Cureton held offices including Chief Operation Officer, Chief Commercial Officer and Vice President, Sales, Marketing and Business Development. Prior to joining the Company, he served as Managing Partner Insight Ventures, Inc, Managing Director, AMCOL Health & Beauty Solutions. Inc, Managing Director Corporate Development at AMCOL International Corporation, Director Business Development AMCOL International Corporation, Chemical Subsidiary and he has worked in management roles at JCS, Inc, Air Product, Betz Laboratories, Inc and Borden, Inc. Mr. Cureton holds a B.S. in chemical engineering from Carnegie Mellon University and an M.B.A. from The University of Chicago Booth School of Business. Mr. Cureton also serves on the Board of Trustees for Marillac St. Vincent Family Services. We believe that Mr. Cureton’s broad strategic experience in personal care chemical manufacturing along with his strong executive leadership background makes him a valuable member of our Board of Directors.

 Meetings of the Board and Committees During the year ended December 31, 2025, the Board of Directors (“BOD”) held fourteen meetings.  All directors attended all meetings of the BOD and related committee meetings in 2025.

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

The Audit and Finance Committee generally has responsibility for retaining the Company’s independent public auditors, reviewing the plan and scope of the accountants’ annual audit, reviewing the Company’s internal control functions and financial management policies, reviewing and approving all related party transactions, and reporting to the Board of Directors regarding all of the foregoing. The Audit and Finance Committee held five meetings during 2025. The Board of Directors has determined that Ms. Beres is an “audit committee financial expert” as described in applicable SEC rules.

The Compensation Committee generally has responsibility for establishing executive officer and key employee compensation, reviewing, and establishing the Company’s executive compensation, evaluating our Outside Director compensation, and reporting to the Board of Directors regarding the foregoing. The Compensation Committee also has responsibility for administering the 2025 Equity Compensation Plan (the “2025 Equity Plan”), determining the number of options, if any, to be granted to the Company’s employees and consultants pursuant to the 2025 Equity Plan, and reporting to the Board of Directors regarding the foregoing. Regarding most compensation matters, including executive compensation, our management provides recommendations to the Compensation Committee; however, the Compensation Committee does not delegate any of its functions to others in setting compensation. The Compensation Committee does not currently utilize external consultants in executive or director compensation matters. The Compensation Committee held six meetings during 2025. Each member of the Compensation Committee is a “non-employee director” as defined in Rule 16b-3 under the Exchange Act and is an “Outside Director” as defined by the regulations under Section 162(m) of the Internal Revenue Code.

The Nominating Committee and Corporate Governance generally has responsibility for evaluating and nominating candidates to serve on the Board of Directors, and for establishing and reviewing our Corporate Governance Principles. The Nominating and Corporate Governance Committee held one meeting during 2025.

The Board of Directors considers its role in risk oversight to focus primarily on evaluating risk at the entity and strategic levels, with management primarily responsible for managing day-to-day risk factors and presenting summary materials for those positions to the Board of Directors. Consistent with this philosophy, the Board of Directors has no formal policy as to whether the roles of Chief Executive Officer and board Chair should be segregated or combined. The Board of Directors considers the circumstances of the Company and makes a determination as to the appropriate leadership structure for the Company at that time. As of the time of this filing, the positions of CEO and Board Chair are held by two individuals – Ms. Whitmore serves as Chair and Mr. Cureton serves as CEO. Ms. Whitmore brings extensive experience in corporate leadership from her own working experience and from a number of boards on which she has served in the past, and Mr. Cureton is expected to benefit from that experience. The Board of Directors believes this to be the most appropriate structure for the Company at this time. Under our Corporate Governance Principles, in the event that the Chair of the Board is not an Outside Director, the Board will elect a lead independent director, who will have the responsibility to schedule and prepare agendas for meetings of the Outside Directors, communicate with the CEO, disseminate information to the rest of the Board and raise issues with management on behalf of the Outside Directors when appropriate. The Board evaluates its leadership structure on an ongoing basis and may change it as circumstances warrant.

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

Name	Age	Position
Laura Riffner	54	Chief Financial Officer

Ms. Riffner joined the Company in September 2025 as Chief Financial Officer. She previously served as Chief Financial Officer and then as Chief Finance and Strategy Officer at Nagase America, a distributor and manufacturer of specialty chemicals. She also was previously the Chief Financial Officer at Paxton/Patterson. Ms. Riffner holds a B.A. from Benedictine University in international business and is a licensed Certified Public Accountant

The Board of Directors elects executive officers and such executive officers, subject to the terms of their employment agreements, serve at the discretion of the Board of Directors. Mr. Cureton and Ms. Riffner each have employment agreements with the Company. See Item 11 below. There are no family relationships among any of the directors or officers of the Company.

DELINQUENT SECTION 16(a) REPORTS

Section 16 of the Exchange Act requires the Company’s officers (as defined under Section 16), directors and persons who beneficially own greater than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of the forms we have received, we believe that during 2025 all Section 16 filing requirements applicable to our officers, directors and 10% beneficial owners were complied with by such persons, with the exception of two late Form 4 filings by Ms. Whitmore and one late Form 4 filing by Ms. Riffner.

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation for each of our named executive officers in U.S. dollars for the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Jess Jankowski (4)	2025	$398,249	$141,569	$—	$28,006	$567,824
Chief Executive Officer	2024	$357,072	$—	$39,738	$26,969	$423,779
Kevin Cureton Chief Executive Officer	2025	$334,251	$111,016	$—	$23,424	$468,691
Chief Operating Officer	2024	$309,256	$—	$39,738	$21,299	$370,293
Laura Riffner	2025	$81,666	$—	$150,711	$4,465	$236,842
Chief Financial Officer	2024	$—	$—	$—	$—	$—

(1)	Any amounts earned during 2025 and 2024 would typically have been paid in early-to-mid 2026 and 2025, respectively. Bonus compensation is driven by Company performance against its goals as ultimately determined by the Compensation Committee of the Board of Directors (“Compensation Committee”). A set of Company-level objectives is created at the beginning of the year, focusing on total revenue, revenue growth, particular sources of revenue growth, business development achievements, cash flows and related targets, as well as a small discretionary component designed to capture items not specifically listed. Each measure has varying levels of achievement, which is reflected in the aggregate bonus measurement. The resulting bonus calculation is then applied to each individual’s bonus potential as a percentage of salary. Performance milestones were not achieved in 2025 and related bonuses will not be paid. Performance milestones were achieved in 2024 and related bonuses were paid in 2025.
(2)	The amounts in this column represent the aggregate grant date fair value of awards granted in 2025 and 2024 in accordance with FASB ASC Topic 718. See Note 10 of the notes to our financial statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining the FASB ASC Topic 718 values.
(3)	The amounts in this column represent 401(k) match (total for executive officers of $16,863 during 2025 and $14,305 during 2024), and the value of the Company portion of the health and life insurance including employer HSA contributions. Health insurance benefits are the same for all employees. Life insurance is provided to all employees in the amount of the employee’s annual base salary, capped at a maximum of $150,000.
(4)	Mr. Jankowski retired effective November 21, 2025.

Employment Agreements

Effective as of August 12, 2009, we entered into an employment agreement with Jess Jankowski in connection with his services as President and Chief Executive Officer. No term had been assigned to Mr. Jankowski’s employment agreement.

Pursuant to the terms of his employment agreement, Mr. Jankowski was receive an annual base salary of not less than $275,000. In addition, Mr. Jankowski was be eligible for discretionary bonuses for services to be performed as an executive officer of the Company based on performance and achieving milestones approved by our Board of Directors (the “Board”).

Mr. Jankowski was eligible for such stock options and other equity compensation as the Board deems appropriate, subject to the provisions of the 2019 Equity Compensation Plan. Mr. Jankowski was also entitled to the employee benefits made available by us generally to all of our other executive officers, subject to the terms and conditions of our employee benefit plan in effect from time to time.

In the event Mr. Jankowski’s employment was terminated other than for “cause” (as such term was defined in the employment agreement), Mr. Jankowski would have receive a sum equal to Mr. Jankowski’s base salary in effect at the time of termination for 52 full weeks after the effective date of termination, payable in proportionate amounts on our regular pay cycle for professional employees, provided that Mr. Jankowski signed, without subsequent revocation, a separation agreement and release in a form acceptable to us. In addition, all stock options granted to Mr. Jankowski prior to termination would become fully vested and exercisable in accordance with the applicable option grant agreement and the 2019 Equity Compensation. If he was terminated for cause, or if he resigned as an employee of the Company, Mr. Jankowski would not be entitled to any severance or other benefits accruing after the term of the employment agreement and such rights will be forfeited immediately upon the end of such term.

If, within two years after the occurrence of a change in control, as defined in his employment agreement, Mr. Jankowski’s employment was terminated other than for cause, his responsibilities or annual compensation are materially reduced without his prior consent, or we cease to be publicly held (each, a “Trigger”), then, subject to Mr. Jankowski signing, without subsequently revoking, a separation agreement and release in a form acceptable to us, Mr. Jankowski would have receive a sum equal to his base salary for 104 full weeks after the date the Trigger occurs. In addition, all stock options granted to Mr. Jankowski prior to the Trigger would become fully vested and exercisable in accordance with the applicable option grant agreement and the 2019 Equity Compensation Plan.

In connection with Mr. Jankowski’s resignation effective November 21, 2025, we entered into a Separation Agreement and General Release of All Claims, effective as of December 2, 2025, with Mr. Jankowski (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Jankowski will receive severance pay in the aggregate gross amount of $366,912. Mr. Jankowski will also receive accelerated vesting of all outstanding options previously granted to Mr. Jankowski. Furthermore, during the period severance will be paid, the Company will pay the monthly insurance premiums for Mr. Jankowski’s participation in the Company’s group health insurance plan through COBRA. In consideration of these and other benefits provided under the Separation Agreement, Mr. Jankowski agreed to release any and all claims against the Company and its representatives and confirmed his continuing obligations to the Company including compliance with certain restrictive covenants and assisting the Company, at its request, in certain potential disputes.

Effective as of September 3, 2025, we entered into an employment agreement with Kevin Cureton in connection with his services as President and Chief Executive Officer. No term has been assigned to Mr. Cureton’s employment agreement.

Pursuant to the terms of his employment agreement, Mr. Cureton will receive an annual base salary of not less than $367,000. In addition, Mr. Cureton will be eligible for discretionary bonuses for services to be performed as an executive officer of the Company based on performance and achieving milestones approved by our Board of Directors (the “Board”).

Mr. Cureton will be eligible for such stock options and other equity compensation as the Board deems appropriate, subject to the provisions of the 2019 Equity Compensation Plan and the 2025 Equity Compensation Plan. Mr. Cureton will also be entitled to the employee benefits made available by us generally to all of our other executive officers, subject to the terms and conditions of our employee benefit plan in effect from time to time.

In the event Mr. Cureton’s employment is terminated other than for “cause” (as such term is defined in the employment agreement), Mr. Cureton will receive a sum equal to Mr. Cureton’s base salary in effect at the time of termination for 52 full weeks after the effective date of termination, payable in proportionate amounts on our regular pay cycle for professional employees, provided that Mr. Cureton signs, without subsequent revocation, a separation agreement and release in a form acceptable to us. In addition, all stock options granted to Mr. Cureton prior to termination will become fully vested and exercisable in accordance with the applicable option grant agreement the 2010 Equity Compensation, the 2019 Equity Compensation Plan, and the 2025 Equity Compensation Plan. If he is terminated for cause, or if he resigns as an employee of the Company, Mr. Cureton will not be entitled to any severance or other benefits accruing after the term of the employment agreement and such rights will be forfeited immediately upon the end of such term.

 Effective as of September 3, 2025, we entered into an employment agreement with Ms. Laura Riffner providing for an annual base salary of not less than $270,000. No term has been assigned to Ms. Riffner’s employment agreement. If Ms. Riffner is terminated other than for “cause” (as such term is defined in Ms. Riffner’s employment agreement), after December 3, 2025 but before December 3, 2026 then, subject to Ms. Riffner signing, without revoking, a separation agreement and release in a form acceptable to us, Ms. Riffner will receive severance benefits in an amount equal to Ms. Riffner’s base salary for 26 weeks. After December 3, 2026, notice pay will be reduced to 13 weeks. In addition, upon termination without cause, all stock options granted to Ms. Riffner prior to termination will become fully vested and exercisable in accordance with the applicable option grant agreement and the 2025 Equity Compensation Plan. If she is terminated for cause or if she resigns as an employee of the Company, Ms. Riffner will not be entitled to any severance or other benefits accruing after the term of the employment agreement and such rights will be forfeit immediately upon the end of the term.

OUTSTANDING EQUITY AWARDS AT YEAR-END

The following table sets forth information regarding each unexercised option held by each of our named executive officers as of December 31, 2025.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
Jess Jankowski
	81,000	-0-		$0.68	02/21/27
	90,000	-0-		$0.82	05/23/28
	16,500	-0-		$0.51	05/22/29
	90,000	-0-		$0.45	06/18/27
	90,000	-0-		$4.17	12/28/28
	72,000	-0-		$1.17	12/20/29
	12,600	-0-	(1)	$0.61	12/27/30	—	—
	22,500	-0-	(2)	$2.44	12/31/31	—	—

Kevin Cureton
	50,000	-0-		$0.68	02/21/27
	80,000	-0-		$0.82	05/23/28
	16,500	-0-		$0.51	05/22/29
	90,000	-0-		$0.45	06/18/27
	90,000	-0-		$4.17	12/28/28
	72,000	-0-		$1.17	12/20/29
	8,400	4,200	(1)	$0.61	12/27/30
	7,500	15,000	(2)	$2.44	12/31/31	—	—

Laura Riffner	-0-	60,000	(3)	$3.50	09/02/32	—	—

(1)	These grants expiring December 27, 2030 vest in three equal installments on December 27, 2024, 2025, and 2026.
(2)	These grants expiring December 31, 2031 vest in three equal installments on December 31, 2025, 2026, and 2027.
(3)	These grants expiring September 3, 2032 vest in three equal installments on September, 2026, 2027, and 2028.

POTENTIAL PAYMENT UPON TERMINATION

Severance Benefits. Please see discussion of severance benefits under “Employment Agreements” above.

Payments. The following table quantifies the estimated payments that would be made in termination without cause to the following named executive officers:

Name	Termination By Company Without Cause (1)
Kevin Cureton	$367,000
Laura Riffner (2)	$135,000

(1)	This amount represents the severance benefits that would be received under the executive officer’s employment agreement as described had the executive officer been terminated by the Company without cause on December 31, 2025, including the value of any stock options that would have accelerated vesting in connection with such termination.

(2)	The amount presented represents the payments if terminated without cause prior to December 3, 2026. After December 3, 2026, the payment would reduce to $67,500

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

In 2025, we paid quarterly compensation to the Chairman of the Board of Directors, for an annual total of $24,000. Our other two then Outside Directors, Ms. Beres and Mr. Miller were each paid quarterly compensation for an annual total of $18,000. This compensation was made solely for services performed by each in their capacities as directors.

During 2025, no stock options were granted to our Outside Directors under the 2019 Equity Plan. Our current Outside Directors had the following shares of our common stock underlying stock options (both vested and unvested) outstanding as of December 31, 2025: Ms. Whitmore: 59,934 shares; Ms. Beres: 61,600 shares; and Mr. Miller: 31,600 shares.

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

All Outside Directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board and committee meetings.

	2025 Outside Director Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
R. Janet Whitmore	$24,000	$—	$24,000
Laura M. Beres	$18,000	$—	$18,000
Mark E. Miller	$18,000	$—	$18,000

(1)	The amounts in this column represent the aggregate grant date fair value of awards granted in 2025 in accordance with FASB ASC Topic 718. See Note 10 of the notes to our financial statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining the FASB ASC Topic 718 values.

It is not the Company’s practice to issue named executive officers or other employees option grants shortly before or after the disclosure of material non-public information.  The board of directors approves all option grants. For the last several years when options have been granted it has been once per year in December to named executive officers and other employee.  The only exception to this practice is when option grants are made to qualifying new hires on or near their hire date.  It is not the board’s policy or practice to time the release of material non-public information and the issuance of option grants to affect the value of the named executives’ compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The following table gives information about our common stock that may be issued upon the exercise of options and rights under our 2025 Equity Compensation Plan (the “2025 Equity Plan”), 2019 Equity Compensation Plan (the “2019 Equity Plan”) and our 2010 Equity Compensation Plan (the “2010 Equity Plan”) on December 31, 2025. The 2025 Equity Plan replaced the 2019 Equity Plan. The 2019 Equity Plan replaced the 2010 Equity Plan.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans Approved by Shareholders	2,752,473	$1.67	2,956,900
Plans Not Approved by Shareholders	None	$—	None

SECURITY OWNERSHIP OF MANAGEMENT

AND PRINCIPAL STOCKHOLDERS

The following table sets forth, as of March 25, 2026 certain information with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of common stock, (2) each of our directors, (3) each of our named executive officers and (4) all of our named executive officers and directors as a group. There were 70,632,445 shares of common stock outstanding as of March 30, 2026.

Name	Number of Shares Beneficially Owned (1)		Percent of Shares Beneficially Owned
Bradford T. Whitmore	49,826,805	(2)	70.56%
R. Janet Whitmore	2,134,432	(3)	3.02%
Jess A. Jankowski	623,850	(4)	*
Kevin Cureton	666,812	(5)	*
Beres, Laura M	51,400	(6)	*
Miller, Mark E	18,066	(7)	*
Riffner, Laura	-0-	(8)	*
All current executive officers and directors as a group (6 persons)	3,494,560	(9)	4.88%

*Denotes beneficial ownership of less than one percent.

Unless otherwise indicated below, the person’s address is the same as the address for the Company.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	Includes 18,669,879 shares of common stock held by Whitmore Holdings, LLC, 675,515 shares of common stock held by Grace Investments, LP, 30,373,270 shares of common stock held by Strandler, LLC and 108,141 shares held by Bradford T. Whitmore. Mr. Whitmore is a manager of Whitmore Holdings, LLC. In such capacities, Mr. Whitmore shares voting and investment power with respect to the shares of common stock held by Whitmore Holdings, LLC. Mr. Whitmore is a manager of Strandler, LLC. In such capacities, Mr. Whitmore shares voting and investment power with respect to the shares of common stock held by Strandler, LLC. Mr. Whitmore is a general partner of Grace Investments, LP. In such capacities, Mr. Whitmore shares voting and investment power with respect to the shares of common stock held by the Grace Investments, LP. This information is based on information reported on a Form 4 filed on May 29, 2025 with the SEC. The address of the stockholder is 5215 Old Orchard Road Suite 620, Illinois 60077.
(3)	Includes Ms. Whitmore’s 47,734 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 25, 2026.
(4)	Includes Mr. Jankowski’s 414,400 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 25, 2026, as well as 1,000 shares held by his spouse.
(5)	Includes Mr. Cureton’s 474,600 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 25, 2026.
(6)	Includes Ms. Beres’ 51,400 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 25, 2026.
(7)	Includes Mr. Miller’s 18,086 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 25, 2026.
(8)	Includes Ms. Riffner’s 0 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 25, 2026
(9)	Includes all current executive officers and directors as a group’s 1,006,200 shares of common stock issuable upon exercise of options exercisable currently or within 60 days of March 25, 2026.

 Item 13. Certain Relationships and Related Transactions, and Director Independence

We have engaged in a series of debt and equity transactions with Bradford T. Whitmore since January 1, 2023, as described above in Item 7. Together with his affiliates Grace Brothers, Ltd., Grace Investments, Ltd., Mr. Whitmore beneficially owned approximately 71% of the outstanding shares of our common stock as of March 25, 2026. Mr. Whitmore is the brother of R. Janet Whitmore, who has been the Chair of the Board of Directors since November 19, 2019 and one of our directors since 2003, and who is also a stockholder. Through his affiliates Beachcorp, LLC and Strandler, LLC, Mr. Whitmore is also a substantial lender to the Company under the Business Loan Agreements, described in Note 3) to our financial statements included in this Annual Report on Form 10-K.

 Director Independence. The Board of Directors has determined that the following Company directors are “independent” as that term is defined in the rules and regulations of the SEC and the Nasdaq Stock Market: Ms. Beres and Mr. Miller. Our Board of Directors used the Nasdaq listing standards in making its independence determinations. Under the Nasdaq Stock Market rules, the Company qualifies as a “controlled company” because of the direct and indirect ownership of Bradford T. Whitmore. As a controlled company, the Company is exempt from the requirements under those rules to have a majority of independent directors, to have an independent compensation committee, or to have independent director oversight of director nominations.

The Board of Directors has established an Audit and Finance Committee, Compensation Committee and Nominating and Corporate Governance Committee (the “Standing Committees”). Ms. Whitmore, Ms. Beres, and Mr. Miller are members of the Standing Committees (except that Ms. Whitmore is not a member of the Audit and Finance Committee), and Ms. Whitmore serves as Chair of Compensation, Nominating and Corporate Governance Committees. Ms Beres serves as Chair of the Audit and Finance Committee.

Item 14. Principal Accounting Fees and Services

Audit Fees. The aggregate amount billed by our principal accountant, RSM US LLP (“RSM”), for audit services performed for the fiscal years ended December 31, 2025 and 2024 was $298,000 and $270,000 respectively. Audit services include the auditing of financial statements and quarterly reviews.

Audit Related Fees. There were approximately $21,000 and $26,000 respectively in audit related fees billed by RSM for the years ended December 31, 2025 and 2024, which may include costs incurred for reviews of registration statements, assistance with Staff comment letters, and consultation on various accounting matters in support of our financial statements.

Tax Fees. There were no fees billed by our principal accountant for tax related services for the fiscal years ended December 31, 2025 and 2024.

All Other Fees. Other than those fees described above, during the fiscal years ended December 31, 2025 and 2024, there were no other fees billed for services performed by our principal accountant.

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

The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit and Finance Committee specifically provides for a different period. The Audit and Finance Committee will periodically revise the list of pre-approved services, based on subsequent determinations, and has delegated pre-approval authority to the Chairman of the Audit and Finance Committee. In the event the Chairman exercises such delegated authority, she shall report such pre-approval decisions to the Audit and Finance Committee at its next scheduled meeting. The Audit and Finance Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

1.	The following financial statements of the Company, with the report of independent registered public accounting firm, are filed as part of this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations for the Years Ended December 31, 2025 and 2024
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2025 and 2024
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024

Notes to Consolidated Financial Statements

2.	A list of exhibits required to be filed as part of this Form 10-K is set forth in the Exhibit Index beginning on page E-1 of this Form 10-K, and is incorporated herein by reference.

Item 16. Form 10-K Summary

NONE.

SOLÉSENCE, INC

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Solesence, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Solesence, Inc. and its subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Excess and Obsolete Reserve

As described within Notes 1 and 4 to the financial statements, the Company has recorded an allowance to reduce inventory relating to excess quantities or the obsolescence of certain products. As of December 31, 2025, the Company has reported inventories of approximately $18,511,000, net of an excess and obsolete reserve of $2,721,000. The Company monitors the value of inventory for the effects of aging, obsolescence, and seasonality, and recognizes a reserve equal to the value of inventory that will likely not be consumed in production or sold and therefore will experience an impairment. Such inventory may consist of materials nearing expiration, soon-to-be obsolete products or raw materials that are no longer regularly used.

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

Our audit procedures related to the Company’s evaluation of the excess and obsolete inventory reserve included the following primary procedures, among others:

●	We reviewed the Company’s accounting policy to understand management’s estimation methodology, their evaluation of the reasonableness of their significant assumption, assess consistency and identify changes from prior years.

●	We performed corroborative inquiries with management and those in purchasing, operations, warehousing and production to understand the basis for the reserve.

●	We evaluated the reasonableness of the significant assumption used by management including those related to identifying materials nearing expiration, soon-to-be obsolete products or raw materials that are no longer regularly used.

●	We tested the completeness, accuracy and relevance of the underlying data, including the inventory subjected to analysis, historical sales and usage data, used in management’s estimate of excess and obsolete inventory.

●	We tested the calculations, including mathematical accuracy, and application of management’s methodologies related to the valuation of excess and obsolete inventory.

●	We performed a comparison of current year activity to the prior year reserve to assess the reasonableness of the Company’s reserves and identify potential indicators of management bias that may be present.

/s/ RSM US LLP

We have served as the Company’s auditor since 2001.

Milwaukee, Wisconsin

March 31, 2026

SOLÉSENCE, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2025	December 31, 2024
	(in thousands except share and per share data)
ASSETS
Current assets:
Cash	$1,288	$1,409
Trade accounts receivable	7,642	5,655
Allowance for credit losses	(806)	(786)
Trade accounts receivable, net	6,836	4,869
Inventories, net	18,511	20,267
Prepaid expenses and other current assets	2,141	2,803
Total current assets	28,776	29,348

Equipment and leasehold improvements, net	14,329	12,734
Operating leases, right of use	6,913	7,917
Other assets, net	37	3
Total assets	$50,055	$50,002
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit – accounts receivable, related party	$4,767	$—
Current portion of line of credit – inventory, related party	—	4,000
Current portion of term debt, related party	—	1,000
Current portion of operating lease obligations	1,255	1,260
Accounts payable	4,098	9,093
Deferred revenue	930	5,571
Accrued expenses	2,879	4,849
Total current liabilities	13,929	25,773

Long-term portion of operating lease obligations	7,798	9,037
Long-term line of credit – inventory, related party	9,500	—
Long-term debt, related party	1,000	—
Asset retirement obligations	194	246
Total long-term liabilities	18,492	9,283

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 95,000,000 shares authorized; 70,614,045 and 70,103,279 shares issued and outstanding on December 31, 2025 and 2024, respectively	706	700
Additional paid-in capital	115,566	114,674
Accumulated deficit	(98,638)	(100,428)
Total stockholders’ equity	17,634	14,946
Total liabilities and stockholders’ equity	$50,055	$50,002

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2025	2024
	(In thousands except share and per share data)
Revenue:
Product revenue	$61,794	$51,890
Other revenue	270	457
Total revenue	62,064	52,347

Operating expense:
Cost of revenue	46,001	36,159
Gross profit	16,063	16,188

Research and development expense	4,090	3,837
Selling, general and administrative expense	10,401	7,219
Net income from operations	1,572	5,132
Interest expense, net	931	670
Other income, net	1,222	—
Net income before provision for income taxes	1,863	4,462
Provision for income taxes	73	227

Net income	$1,790	$4,235

Net income per share-basic	$0.03	$0.07

Weighted average number of basic common shares outstanding	70,344,152	62,350,459

Net income per share-diluted	$0.02	$0.07

Weighted average number of diluted common shares outstanding	72,579,715	65,028,815

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance on December 31, 2023	—	$—	49,627,254	$496	$106,069	$(104,663)	$1,902
Issuance of shares and stock option exercises	—	—	20,476,025	204	7,880	—	8,084
Stock-based compensation	—	—	—	—	725	—	725
Net income for the year ended December 31, 2024	—	—	—	—	—	4,235	4,235
Balance on December 31, 2024	—	$—	70,103,279	$700	$114,674	$(100,428)	$14,946
Issuance of shares and stock option exercises	—	—	510,766	6	317	—	323
Stock-based compensation	—	—	—	—	575	—	575
Net income for the year ended December 31, 2025	—	—	—	—	—	1,790	1,790
Balance on December 31, 2025	—	$—	70,614,045	$706	$115,566	$(98,638)	$17,634

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2025	2024
	(in thousands)
Operating activities:
Net income	$1,790	$4,235
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	897	928
Stock-based compensation	575	725
Changes in assets and liabilities related to operations:
Trade accounts receivable, net	(1,967)	(1,402)
Inventories, net	1,756	(10,236)
Prepaid expenses and other assets	662	(1,721)
Accounts payable	(5,377)	2,399
Deferred revenue	(4,641)	3,218
Accrued expense	(2,022)	3,988
Change in right of use asset and lease liability, net	(240)	(163)
Net cash (used in) provided by operating activities	(8,567)	1,971

Investing activities:
Acquisition of equipment and leasehold improvements	(2,143)	(4,558)
Net cash used in investing activities	(2,143)	(4,558)

Financing activities:
Proceeds from line of credit - inventory, related party	5,500	200
Payments to line of credit - inventory, related party	—	(1,200)
Net proceeds from line of credit – accounts receivable, related party	4,766	—
Net payments to line of credit – accounts receivable, related party	—	(2,810)
Payments to term loans, related party	—	(2,000)
Proceeds from issuance of mezzanine preferred stock	—	6,000
Proceeds from issuance of stock and exercise of stock options	323	2,084
Net cash provided by financing activities	10,589	2,274
Decrease in cash	(121)	(313)
Cash at beginning of period	1,409	1,722
Cash at end of period	$1,288	1,409

Supplemental cash flow information:
Cash paid for interest	$1,022	$637
Federal income taxes paid	—	—
State income taxes paid	$325	$—

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$382	$434
Conversion of mezzanine preferred stock	$—	$6,000
Right-of-use asset obtained in exchange for a lease liability	$430	$1,019

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data or as otherwise noted herein)

(1) Description of Business

Solésence, Inc. (“Solésence”, “Company”, “we”, “our”, or “us”) is a science-driven company which, along with its wholly owned subsidiary, Solésence, LLC (our “Solésence beauty science subsidiary”), is focused in various beauty- and life-science markets.  Using consumer health as our end-goal and science and innovation to guide the path, skin health and medical diagnostics combined currently make up the majority of our business and drive our forward growth strategy.  We offer engineered materials, formulation development and commercial manufacturing through an integrated family of technologies. Our expertise in materials engineering allows us to effectively coat and disperse particles on a nano and “non-nano” scale for use in a variety of skin health markets, including for use in sunscreens as active ingredients and as fully developed prestige skin care and cosmetics products, marketed and sold through our Solésence beauty science subsidiary.  In terms of our life sciences focus, we have seen demand decrease for our medical diagnostics ingredients. Additionally, we continue to sell products in legacy markets, including architectural coatings, industrial coating applications, abrasion-resistant additives, plastics additives, all of which, along with medical diagnostics, fall into the advanced materials product category.

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

Under SEC Release 33-10513; 34-83550, Amendments to Smaller Reporting Company Definition, the Company qualifies as a smaller reporting company and accordingly, it has scaled some of its disclosures of financial and non-financial information in this annual report. The Company will continue to determine whether to provide additional scaled disclosures of financial or non-financial information in future quarterly reports, annual reports and/or proxy statements if it remains a smaller reporting company under SEC rules.

(2) Significant Accounting Policies

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

Cash

The Cash balance on December 31, 2025 consists of funds borrowed from our Revolving Line of Credit, which is facilitated by Beachcorp, LLC. Our ability to access cash from our credit facilities depends on carrying an Accounts Receivable or Inventory balance greater than the outstanding loan balances in the Revolving Lines of Credit. As part of the agreement, we are required to have a bank account in place to act as a depository account for our customers. This account is referred to as the Control Account. Furthermore, there is an Account Control Agreement in place which provides Beachcorp, LLC the ability to exercise control over the account via approval of requested transfers. According to our agreements with Beachcorp, LLC, Solésence is to be the party initiating any transfers, whether to Solésence or to Beachcorp, LLC, and approval to access any monies within this account can only be withheld by Beachcorp, LLC if the borrowing base falls below the Company’s qualified receivables, or if we are in arrears with respect to interest payments due Beachcorp, LLC. The failure of Solésence to remedy the previously mentioned conditions could lead to Beachcorp, LLC gaining the right, through a “springing” feature administered by Libertyville Bank and Trust, a Wintrust Community Bank (“Libertyville”), to transfer funds to itself without direct approval from Solésence. Cash is held at a federally insured institution, but our cash balances at times exceed insured limits. The Company has not experienced any losses related to these statutory limits.

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

	2025	2024
Balance, beginning	$786	$225
Current period provisions	836	564
Write offs	(816)	(3)
Balance, ending	$806	$786

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

Deferred Revenue

The Company records a contract liability for development projects due to the contractual billing of these projects not always aligning with revenue recognition. It the Company’s policy to frequently require deposits relating to the production of our consumer products. Of the total $930 and $5,571 in deferred revenue reported in 2025 and 2024 respectively, all related to prepayments received from certain customers per Company policy.

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

There were no financial instruments adjusted to fair value on December 31, 2025 and 2024.

Product Revenue

Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration we expect to receive in exchange for those goods. When our ingredients and finished products are shipped, with control being transferred at the shipping point, is the point in time at which we recognize the related revenue.

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses. Customers’ deposits, deferred revenue and other receipts are deferred and recognized when the revenue is realized and earned. Cash payments to customers are classified as reductions of revenue in our statements of operations. For select customers the Company may pay volume rebates which are variable in nature due the amount the select customer will take. In 2025 one customer earned a volume rebate of $95,000. In 2024 one customer earned a volume rebate of $35,000.

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

Contract balances for the years ended December 31, 2025, 2024, and 2023 are as follows:

	Accounts Receivable	Contract Liabilities
2023	$3,692	2,353
2024	5,655	5,571
2025	7,642	930

Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was $5,059 and $2,074 for the years ended December 31, 2025, and 2024, respectively.

Other Revenue

Other revenue may include revenue from technology license fees and paid development projects. Technology license fees and paid development projects are recognized over time when the obligations under the agreed upon contractual arrangements are performed on our part. Revenue recognized over time was $270 and $457 for the years ended December 31, 2025 and 2024, respectively.

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

We have not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. We file tax returns in all appropriate jurisdictions, which includes a federal tax return and Illinois state tax return. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in selling, general and administrative expenses in the statements of operations. As of December 31, 2025, and 2024, we had no liability for unrecognized tax benefits.

Earnings Per Share

Included in the computation of diluted earnings per share for the year ended December 31, 2025, was a total of 2,235,563 in potential shares of common stock. Included in the computation of diluted earnings per share for the year ended December 31, 2024, was a total of 2,678,356 in potential shares of common stock.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Years Ended December 31,
	2025	2024
Numerator: (in Thousands)
Net income	$1,790	$4,235

Denominator:
Weighted average number of basic common shares outstanding	70,344,152	62,350,459
Weighted average additional shares assuming conversion of in-the-money stock options to common shares	2,235,563	2,678,356
Weighted average number of diluted common shares outstanding	72,579,715	65,028,815

Basic earnings per common share:
Net income per share – basic	$0.03	$0.07
Diluted earnings per common share:
Net income per share – diluted	$0.02	$0.07

Recently Adopted Pronouncements

In December 2023 the FASB issued ASU 2023-09 “Improvements to Income Tax Disclosures”, which the Company adopted in 2025. The amendments in this Update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This Update also includes certain other amendments to improve the effectiveness of income tax disclosures (see Note 8).

Recently Issued Pronouncements

In November 2024 the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses”, the amendments in this Update improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the adoption of this standard on the consolidated financial statements.

In July 2025 the FASB issued ASU 2025-05 “Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which addresses challenges encountered when applying the guidance in Topic 326, Financial Instruments—Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The Private Company Council (PCC) initiated this project in response to concerns raised by private company stakeholders. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of the adoption of this standard on the consolidated financial statements.

(3) Related Party Notes and Lines of Credit

Notes and lines of credit consist of the following:

		As of December 31, 2025		As of December 31, 2024
	Rate at December 31, 2025	Total Borrowing Capacity	Outstanding Borrowed Balance	Total Borrowing Capacity	Outstanding Borrowed Balance
Libertyville Bank & Trust (1)	7.75%	$30	$—	$30	$—
Libertyville Bank & Trust (2)	7.75%	500	—	500	—
Beachcorp, LLC (3)	7.50%	6,236	4,767	5,604	—
Beachcorp, LLC (4)	7.50%	10,000	9,500	5,200	4,000
Strandler, LLC (5)	7.50%	1,000	1,000	1,000	1,000

1)	Since July 2014, we have maintained a bank-issued letter of credit for up to $30 in borrowings, with interest at the prime rate plus 1%, to support our obligations under our Romeoville, Illinois facility lease agreement. No borrowings have been incurred under this promissory note. It is our intention to renew this note annually. Because there were no amounts outstanding on the note at any time during 2025 or 2024, we have recorded no related liability on our condensed consolidated balance sheet.

2)	On December 21, 2021, the existing credit agreement with Libertyville was converted for use to support our obligations under our newly leased manufacturing and warehouse space in Bolingbrook, Illinois. Interest on drawn balances will be at the prime rate plus 1%. This credit agreement has a maturity of December 22, 2026. We expect to renew this agreement annually, as the lease requires. This credit agreement is secured by all the unencumbered assets of the Company and has superior collateral rights to those credit facilities with Beachcorp, LLC and Strandler, LLC.

3)	On January 28, 2022, the Company entered into an Amended and Restated Business Loan Agreement (the “A&R Loan Agreement”), with Beachcorp, LLC, and a new promissory note in order to evidence the A/R Revolver facility, including an amendment to expand the limit on the A/R Revolver Facility from $6,000 to $8,000, reduce the interest rate to the prime rate plus 0.75%, and extend the maturity of the A/R Revolver Facility to March 31, 2024. On March 1, 2024, the Company entered into a Second Amendment to the Amended and Restated Business Loan Agreement extending the maturity of the A/R Revolver Facility to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Amended and Restated Business Loan Agreement to expand the limit on the A/R Revolver Facility from $8,000 to $12,000 and extend its maturity to April 30, 2027.

4)	On January 28, 2022, the Company entered into the A&R Loan Agreement and a new revolving loan agreement (“Inventory Facility”) with Beachcorp, LLC, and a new promissory note in order to evidence the Inventory Facility. The maximum borrowing amount under the Inventory Facility was $4,000, with a borrowing base consisting of up to 50% of the value of qualified inventory of the Company. The interest rate for the Inventory Revolver is at the prime rate plus 0.75%, and it was set to mature on March 31, 2024. On November 13, 2023, the Company entered into a Replacement Promissory Note with Beachcorp, LLC replacing the Inventory Facility promissory note executed on January 28, 2022. The maximum borrowing amount under the replacement Inventory Facility was increased to $5,200, with a borrowing base consisting of up to 55% of the value of qualified inventory of the Company. The interest rate for the replacement Inventory Revolver remains at the prime rate plus 0.75%. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Inventory Revolver Facility to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Business Loan Agreement to expand the limit on the Inventory Revolver Facility from $5,200 to $10,000 and extend its maturity to April 30, 2027.

5)	On January 28, 2022, the Company entered into an additional Business Loan Agreement (the “New Term Loan Agreement”) with Strandler, LLC, which effectively transferred or assigned the Term Loan to Strandler, LLC from Beachcorp, LLC. Interest on the New Term Loan is at the prime rate plus 0.75%. Strandler, LLC is also an affiliate of Bradford T. Whitmore. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to April 30, 2027.

The Company classifies the line of credit – accounts receivable as current because we are required to pay back the borrowings as cash is received from our customers. The Company’s remaining debt is presented within the condensed consolidated balance sheet as of December 31, 2025, and 2024, in accordance with the maturity dates in the financing agreements.

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

Related party interest expense consists of the following:

	Year ended December 31,
	2025	2024

Interest expense, related parties	$1,123	$656

Accrued interest consists of the following:

	As of December 31,
	2025	2024

Accrued interest expense, related parties	$103	$36

Outstanding balances associated with related parties are as follows:

	As of December 31,
	2025	2024

Beachcorp, LLC	$14,267	$4,000
Strandler, LLC	1,000	1,000

(4) Inventories, net

Inventories consist of the following:

	As of December 31,
	2025	2024
Raw materials	$16,533	$17,396
Finished goods	4,699	4,858
Inventory reserve	(2,721)	(1,987)
Total Inventories, net	18,511	20,267

(5) Equipment and Leasehold Improvements

	As of December 31,
	2025	2024
Machinery and equipment	$30,541	$23,551
Office equipment	285	1,014
Office furniture	1,014	126
Leasehold improvements	5,312	5,153
Construction in progress	880	5,706
	38,032	35,550
Less: Accumulated depreciation and amortization	(23,703)	(22,816)
	$14,329	$12,734

Depreciation expense was $888 and $918, for the years ended December 31, 2025 and 2024, respectively.

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

In the fourth quarter of 2025, the Company exited its lease in Burr Ridge at the conclusion of the lease term.

The office leases contain variable lease payments which consist primarily of taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to combine lease and non-lease components for building leases.

Quantitative information regarding the Company’s leases is as follows:

	Twelve Months Ended December 31, 2025	Twelve Months Ended December 31, 2024
Components of lease cost
Operating lease cost components:
Operating lease cost	2,126	1,944
Variable lease cost	949	684
Short-term lease cost	494	334
Sub-lease income	—	(511)
Total operating lease costs	3,569	2,451
Total lease cost	$3,569	$2,451

Supplemental cash flow information related to leases is as follows for the years ended December 31, 2025 and 2024:

	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$2,363	$2,115

Lease liabilities arising from obtaining right-of-use assets	$430	$1,019
Weighted-average remaining lease term-operating leases (in years)	6.01	6.8
Weighted-average discount rate-operating leases	7.36%	7.6%

The future maturities of the Company’s operating leases as of December 31, 2025 are as follows:

2026	$1,863
2027	1,990
2028	1,612
2029	1,616
2030	1,639
Thereafter	2,387
Total payments	$11,107
Less amounts representing interest	(2,054)
Total minimum payments required	$9,053

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

(7) Accrued Expenses and Asset Retirement Obligations

Accrued expenses consist of the following:

	As of December 31,
	2025	2024
Accrued payroll and related expenses	$809	$1,597
Accrued accounts payable	292	1,824
Other	1,778	1,428
Total	$2,879	$4,849

Asset Retirement Obligations:

The Company records asset retirement obligations (“AROs”) for legal obligations associated with the retirement of certain tangible long-lived assets. The Company’s AROs primarily relate to returning leased facilities back to acceptable condition per the lease.

For the year ended December 31, 2025, $46 in liabilities associated with AROs were incurred, $98 in liabilities were settled, and $8 in was recognized in accretion expense. For the year ended December 31, 2024, $8 in liabilities associated with AROs were incurred, no liabilities were settled, and $8 in was recognized in accretion expense.

For the years ended December 31, 2025, and 2024, there were no assets legally restricted for purposes of settling asset retirement obligations or revisions to estimated cash flows.

(8) Income Taxes

Our net income tax provision, including both current and deferred, related to U.S. federal and state income taxes, is $73. Our current federal and deferred tax expenses are zero.

As further described in Recently Adopted Pronouncements, the Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company's effective rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09:

2025
Income tax credit at statutory rates	$392
Nondeductible or nondeductible items
Permanent tax deduction stock options exercised	(271)
Other nontaxable or nondeductible	3
Recorded tax credits	(167)
State income tax, net of federal benefits	59
Other
Expiration of net operating losses and credits	968
Stock based compensation true-up	207
Section 174 true-up	167
R&D credit true-up	(153)
Miscellaneous	1
Change in valuation allowance	(1,133)
$73

State taxes in Illinois made up the majority of the tax effect in this category and the supplemental cash flow information in the Consolidated Statement of Cash Flows.

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company's effective rate for the year ended December 31, 2024, in accordance with the guidance prior to the adoption of ASU 2023-09:

2024
Income tax credit at statutory rates	$937
Under accrual of income taxes	(1)
Nondeductible expenses	5
Recorded tax credits	(116)
Permanent tax deduction stock options exercised	(27)
State income tax, net of federal benefits	179
Expiration of net operating losses and credits	332
Effect of change in deferred tax rate	49
Expiration of stock options	46
Other	(39)
Change in valuation allowance	(1,138)
$227

The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax liabilities and deferred tax assets (before allocation of valuation allowances) is as follows:

	As of December 31,
	2025	2024
Approximate effect of deferred tax liabilities:
Excess tax depreciation	$(420)	$(496)
ASC 842 operating lease asset	(1,798)	(1,938)
Total approximate tax effect of deferred tax liabilities	(2,218)	(2,434)

Approximate effect of deferred tax assets:
Net operating loss carryforwards	$9,266	$10,218
163(j) Business interest limitation carryforwards	114	—
Inventory and other allowances	29	764
Excess book amortization	—	60
174 research and experimental expenditures	682	1,053
Share-based compensation	688	788
Tax credits	509	189
ASC 842 Operating Lease Liability	2,355	2,520
Other accrued costs	1,142	292
Total approximate tax effect of deferred tax assets	14,785	15,884

Less: valuation allowance	(12,567)	(13,450)
Total approximate tax effect on temporary differences	$—	$—

The valuation allowance decreased approximately $1.0 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively (net of approximately $5.4 million and $8.1 million for the years ended December 31, 2025 and 2024, respectively, for expiring net operating loss carryforwards and credits) due principally to the change in the net operating loss carryforward and uncertainty as to whether future taxable income will be generated prior to the expiration of the carryforward period. Under the Internal Revenue Code, certain ownership changes, including the prior issuance of preferred stock and our public offering of common stock, may subject us to annual limitations on the utilization of our net operating loss carryforward. As of December 31, 2025, it has been determined that we are not subject to annual limitations on the utilization of our net operating loss carryforward.

We have federal net operating loss carryforwards for tax purposes of approximately $36.9 million on December 31, 2025. $30.7 million expire between 2026 and 2038. All net operating loss carryforwards generated after January 1, 2018 do not expire. Therefore, $6.2 million in net operating losses generated since January 1, 2018 do not expire. We have Illinois net loss deduction carryforwards for tax purposes of approximately $18.5 million on December 31, 2025. Due to the provisions of Illinois Public Act 102-0669 signed November 16, 2021, Illinois net loss deductions expire between 2029 and 2039.

Tax years that remain subject to examination by major tax jurisdictions are open for years subsequent to 2021. Years with NOLs remain subject to examination until 3 years after the NOL is used or until the NOL expires.

(9) Capital Stock

As of December 31, 2024, and 2025, respectively, the Company had 24,088 authorized but unissued shares of preferred stock.

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

(10) Stock Options and Stock Grants

We have entered into stock option agreements with certain officers, employees and directors. The stock options granted prior to the adoption of the 2019 Equity Compensation Plan (the “2019 Plan”) on November 19, 2019 generally expired ten years from the date of grant. Future options to be granted under the 2025 Equity Compensation Plan (the “2025 Plan”) and 2019 Plan will expire seven years from the date of grant.

Employee Stock Options

We follow ASC Topic 718, Share-Based Payments, in which compensation expense is recognized only for share-based payments expected to vest.

	Years ended December 31,
	2025	2024
Share-based compensation expense	$575	$725
Remaining unrecognized compensation expense	692	1,057
Remaining weighted average-period, expense recognition (years)	2.0	2.4
Tax effect	$335	77

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

The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for options granted for all years presented:

	Years Ended December 31,
	2025	2024
Weighted-average risk-free interest rates:	4.0%	4.3%

Dividend yield:	0%	0%

Weighted-average expected life (years) of the option:	4	4

Weighted-average expected stock price volatility:	91%	91%

Weighted-average fair value of the options granted:	$2.20	$1.74

Additional disclosures for options granted for all years presented:

	Years Ended December 31,
	2025	2024
Vesting period (years) of shares granted in period	3	3

Contractual life (years) of shares granted in period	7	7

Estimated forfeitures	8%	8%

The following table summarizes the option activity for our employees and directors during the year ended December 31, 2025:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual	Value
Options	(Rounded)	per Share	Term (Years)	(000s)
Outstanding on January 1, 2025	3,221,739	$1.47	4.4	$3,961

Granted	106,000	$3.06
Exercised	(510,766)	$0.64
Forfeited or expired	(64,500)	$2.03

Outstanding on December 31, 2025	2,752,473	$1.67	3.8	$1,464
Exercisable on December 31, 2025	2,206,050	$1.62	3.3	$1,279

Shares available for grant	2,956,900

The aggregate intrinsic value in the table above is based on our closing stock price of $1.66 on the last business day for the year ended December 31, 2025.

	Years ended December 31,
	2025	2024
Shares exercised	510,766	455,995
Total intrinsic value	$1,596	$370
Cash received	$323	$239

Based on our election of the “with and without” approach, no realized tax benefits from stock options were recognized for the years ended December 31, 2025 and 2024.

(11) 401(k) Profit-Sharing Plan

We have a 401(k) profit-sharing plan covering substantially all employees who meet defined service requirements. Contributions made in 2025 and 2024 aggregated to $259 and $206, respectively.

(12) Significant Customers

We had three significant customers for the year ended December 31, 2025.

Revenues from these three customers, as a percentage of total Company revenue, was approximately:

		For the years ended
		December 31,
Customer #	Product Category	2025	2024
1	Consumer Products	29%	32%
2	Consumer Products	16%	—%
3	Personal Care Ingredients	10%	13%
	Total	55%	45%

Contractual accounts receivable balances for these three customers was approximately:

		As of December 31,
Customer #	Product Category	2025	2024
1	Consumer Products	$3,695	$2,366
2	Consumer Products	575	—
3	Personal Care Ingredients	389	160
	Total	$4,659	$2,526

We currently have exclusive supply agreements with BASF Corporation (“BASF”), our third largest customer, that have contingencies outlined which could potentially result in the sale of production equipment from the Company to the customer intended to provide capacity sufficient to meet the customer’s production needs. This outcome may occur if we fail to meet certain performance requirements. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at either 115% of the equipment’s net book value or the greater of 30% of the original book value of such equipment, and any associated upgrades to it, or 115% of the equipment’s net book value, depending on the equipment and related products.

If a triggering event were to occur and BASF elected to proceed with the equipment sale mentioned above, we would lose significant revenue and difficult to replace in the near term.

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

The Chief Operating Decision Maker uses gross profit and net income to evaluate Company performance and in what way to allocate resources. Significant segment expenses, which are the same as the entity as a whole, are as follows:

	As of December 31,
	2025	2024
Total revenue	$62,064	$52,347

Employee costs	14,905	12,933
Contractors and professional services	11,566	7,815
Materials and supplies	22,042	15,559
Depreciation and amortization	897	928
Interest expense	1,126	670
Other income	(1,416)	(2)
Tax expense	151	318
Facilities	3,905	3,413
Shipping	1,059	1,193
Testing	418	917
IT services	1,471	1,091
Insurance	862	785
Manufacturing other expense	1,064	992
Selling, general and administrative other expense	2,224	1,500
Total Expense	60,274	48,112

Net Income	$1,790	$4,235

Revenue from international sources approximated $5,169 and $1,825 for the years ended December 31, 2025 and 2024, respectively. As part of our revenue from international sources, we recognized approximately $3,326 and $616 in product revenue from United Kingdom companies, in the aggregate, for the years ended December 31, 2025 and 2024, respectively.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States. We categorize our revenue stream into three main product categories, personal care ingredients, advanced materials and consumer products. The revenues for 2025 and 2024 by category are as follows:

	For the years ended December 31
Product Category	2025	2024
Consumer Products	$54,868	$44,373
Personal Care Ingredients	6,339	6,827
Advanced Materials	857	1,147
Total Sales	$62,064	$52,347

(14) Contingencies

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

In June of 2025, the contingency was resolved with the receipt of payment of $1,729 relating to the ERC amount and $272 of related interest. Given that the payments exceeded the amount the Company requested, the Company chose to recognize $1,234 of the ERC as identified, and $194 in related interest income, creating a reserve for $572, representing the discrepancy in ERC payment and estimated related interest. The $1,234 ERC amount was included in other income, net and $194 of interest income netted against interest expense within the condensed consolidated statements of operations for the year ended December 31, 2025. While management has no indication of a pending review, the IRS has stated that they reserve the right to audit ERC payments for several years after they were requested. The $572 is a liability contingent upon the window closing for ERC audits which we estimate will be in 2029 and is currently included in accrued expenses.

EXHIBIT INDEX

Exhibit
Number

2.1	Plan and Agreement of Merger dated as of November 25, 1997 by and between the Company and its Illinois predecessor, incorporated by reference to Exhibit 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 10-K”), SEC File No. 000-22333.

3(i).1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the 1997 10-K, SEC File No. 000-22333.

3(i).2	First Amendment to the Certificate of Incorporation of the Company dated July 27, 2006, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed July 27, 2006, SEC File No. 000-22333.

3(i).3	Second Amendment to the Certificate of Incorporation of the Company dated August 23, 2010, incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed July 9, 2010, SEC File No. 000-22333.

3(i).4	Third Amendment to the Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 29, 2016.

3(i).5	Fourth Amendment to the Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 22, 2019.
3(i).6	Fifth Amendment to the Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3(i).6 to the Company’s Annual Report on Form 10-K filed March 28, 2024.
3(i).7	Sixth Amendment to the Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 16, 2025.

3(i).8	Seventh Amendment to the Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 12, 2025.

3(i).9	Certificate of Correction to the Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 9, 2025.
3(ii).1	By-Laws of the Company, incorporated by reference to Exhibit 3.2 to the 1997 10-K, SEC File No. 000-22333.

4.1	Specimen stock certificate representing common stock, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed November 4, 1997 (File No. 333-36937) (the “Form S-1/A”).

4.2	Form of Warrants, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed October 1, 1997 (File No. 333-36937) (the “IPO S-1”).

4.3	Certificate of Designations of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, SEC File No. 000-22333.

4.4	Stock Purchase Agreement dated August 25, 2006 between the Company and Rohm and Haas Electronic Materials CMP Holdings, Inc., incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 28, 2006, SEC File No. 000-22333.

4.5	Registration Rights Agreement dated August 25, 2006 between the Company and Rohm and Haas Electronic Materials CMP Holdings, Inc., incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed August 28, 2006, SEC File No. 000-22333.

4.6	Common Stock Purchase Agreement, dated February 10, 2016, between the Company and Bradford T. Whitmore, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 10, 2016.

4.7	Common Stock Purchase Agreement, dated December 19, 2017, between the Company and Bradford T. Whitmore, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 21, 2017.

4.8	Common Stock Purchase Agreement, dated May 13, 2019, between the Company and Bradford T. Whitmore, incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2019

4.9	Securities Purchase Agreement, dated November 13, 2019, between the Company and Bradford T. Whitmore, incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2019.

4.10	Commercial Security Agreement, dated November 20, 2019, between the Company, Solésence, LLC and Bradford T. Whitmore, incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2019.

4.11	Certification of Designation of Series X Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 5, 2024, EC File No. 000-22333.

10.1	Industrial Building Lease dated September 15, 2004 between the Company and the Village of Burr Ridge, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”), SEC File No. 000- 22333.

10.2	Industrial Building Lease Agreement between Centerpoint Properties Trust (formerly CP Financing Trust) and the Company, dated June 15, 2000, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”), SEC File No. 000-22333.

10.3	Lease Amendment effective October 1, 2005 between the Company and Centerpoint Properties Trust, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 20, 2005, SEC File No. 000-22333.

10.4	Second Amendment to Industrial Lease Agreement, dated as of November 13, 2014 between the Company and MLRP 1319 Marquette LLC, successor-in-interest to Centerpoint Properties Trust, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10- K for the year ended December 31, 2014.

10.5	Third Amendment to Industrial Lease Agreement, entered into on October 17, 2016 and effective October 1, 2016, by and between the Company and 1319 Marquette, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 19, 2016.

10.6	Mutual Cooperation Agreement entered into on January 17, 2012, by and among the Company, C.I. Kasei Co., Ltd. and CIK NanoTek Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 20, 2012, SEC File No. 000-22333.

10.7	Trademark Ownership Assignment Agreement, dated March 31, 2012, between the Company and CIK NanoTek Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2012, SEC File No 000-22333.

10.8	Memorandum on the Payment of Royalty, dated March 31, 2012, between the Company and CIK NanoTek Corporation, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 4, 2012, SEC File No 000-22333.

10.9	Supply Agreement between the Company and Schering-Plough HealthCare Products, Inc. dated as of March 15, 1997, incorporated by reference to Exhibit 10.17 to the Form S-1/A.

10.10*	Zinc Oxide Supply Agreement dated as of September 16, 1999 between the Company and BASF Corporation, as assignee, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, SEC File No. 000-22333.

10.11*	Amendment No. 1 to Zinc Oxide Supply Agreement dated as of January, 2001 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.24 to the 2000 10-K, SEC File No. 000-22333.

10.12	Amendment No. 2. to Zinc Oxide Supply Agreement dated as of March 17, 2003 between the Company and BASF Corporation, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”), SEC File No. 000-22333.

10.13*	Amendment No. 3 to Zinc Oxide Supply Agreement entered into on December 12, 2012, between the Company and BASF Corporation, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 6, 2012, SEC File No. 000-22333.

10.14*	Amendment No. 4 to Zinc Oxide Supply Agreement, dated as of January 1, 2019 and entered into on March 11, 2019, between the Company and BASF Corporation, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2019.

10.15*	Amendment No. 5 effective as of April 10, 2024, to Zinc Oxide Supply Agreement, dated as of September 16, 1999, between the Company and BASF Corporation, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed April 11, 2024.

10.16	Z-COTE HP-2 Brand Supply Agreement dated May 15, 2006 between the Company and BASF Corporation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 20, 2006, SEC File No. 000-22333.

10.17*	Amended and Restated Cooperation Agreement dated August 25, 2006 between the Company and Rohm and Haas Electronic Materials CMP Inc., incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed August 28, 2006, SEC File No. 000- 22333.

10.18	Supply Agreement effective as of March 23, 2009, between the Company and Rohm and Haas Electronic Materials CMP Inc., incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, SEC File No. 000-22333.

10.19*	Distributor Agreement dated October 24, 2005 between Johnson Matthey Catalog Company, Inc., d/b/a ALFA AESAR and the Company, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 1, 2005, SEC File No. 000-22333.

10.20*	Supply Agreement dated March 3, 2006 between Roche Diagnostics GmbH and the Company, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 9, 2006, SEC File No. 000-22333.

10.21*	First Amendment to the Supply Agreement entered into on November 19, 2014 between the Company and Roche Diagnostics GmbH, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 25, 2014.

10.22*	Second Amendment to the Supply Agreement, entered into on November 21, 2016, between the Company and Roche Diagnostics GmbH, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 28, 2016.

10.23*	Third Amendment to the Supply Agreement, entered into on February 3, 2023, between the Company and Roche Diagnostics GmbH

10.24	Joint Development Agreement dated March 23, 2004 between the Company and Altana Chemie AG, incorporated by reference to Exhibit 10.29 to the 2003 10-K, SEC File No. 000-22333.

10.25*	Agreement dated July 7, 2008 between the Company and Altana Chemie GmbH, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 18, 2008, SEC File No. 000-22333.

10.26*	Settlement and Termination Agreement, dated August 20, 2010, between the Company and Altana Chemie GmbH, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2010, SEC File No. 000-22333.

10.27*	Supply Agreement, dated as of March 31, 2016, between the Company and Ester Solutions Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2016.

10.28	First Amendment to Supply Agreement, dated May 21, 2018, by and between Nanophase Technologies Corporation and Hallstar Ester Solutions Corporation (formerly known as Ester Solutions Company), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 25, 2018.

10.29	Joint Development Agreement, dated as of July 31, 2019, between the Company and Sumitomo Corporation of Americas, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 2, 2019.

10.30	Joint Development & Supply Agreement, dated December 12, 2016, by and between Solésence, LLC and Colorescience Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 24, 2018.

10.31	Amended and Restated Joint Development & Supply Agreement, executed by Solésence, LLC on May 18, 2018, by and between Solésence, LLC and Colorescience Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 24, 2018.

10.32	Promissory Note, dated March 4, 2015, granted by the Company in favor of Libertyville Bank and Trust Company, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 10, 2015.

10.33	Commercial Security Agreement, dated March 4, 2015, between the Company and Libertyville Bank and Trust Company, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 10, 2015.

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

10.62	Nanophase Technologies Corporation 2004 Equity Compensation Plan (“2004 Equity Plan”), incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119466). +

10.63	2008 Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 25, 2008, SEC File No. 000-22333.+

10.64	Nanophase Technologies Corporation 2010 Equity Compensation Plan, as amended, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 29, 2016.+

10.65	Form of Stock Option Award Agreement under the 2010 Equity Compensation Plan, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.+

10.66	Nanophase Technologies Corporation 2019 Equity Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 22, 2019.+

10.67	Building Lease, dated as of September 15, 2010, between the Company and the Village of Burr Ridge, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.68	Building Lease, dated as of March 13, 2017, between the Company and the Village of Burr Ridge, incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.69*	Know-How License Agreement, executed by the Company on June 26, 2017, between the Company and Eminess Technologies, Inc., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 29, 2017.

10.70	Technology Development Agreement, executed by the Company on June 26, 2017, between the Company and Eminess Technologies, Inc., incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed June 29, 2017.

10.71*	Exclusive Supply Agreement, effective April 1, 2021, between Solésence, LLC and Ilia Beauty, Inc., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 14, 2021.

10.72*	Lease, effective December 1, 2021, between the Company and FR JH 10, LLC, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 9, 2021.

10.73	Third Amendment to Business Loan Agreement with Strandler, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2025, SEC File No. 001-42589.

10.74	Third Amendment to Amended and Restated Business Loan Agreement with Beachcorp, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 2, 2025, SEC File No. 001-42589.

10.75	Third Amendment to Business Loan Agreement with Beachcorp, LLC, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 2, 2025, SEC File No. 001-42589.

10.76

Employment Agreement dated September 3, 2025, between the Company and Kevin Cureton, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 3, 2025, SEC File No. 000-22333. +

10.77

Transition Employment Agreement dated September 3, 2025, between the Company and Jess Jankowski, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 3, 2025, SEC File No. 000-22333. +

10.78	Employment Agreement dated September 3, 2025, between the Company and Laura Riffner, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 3, 2025, SEC File No. 000-22333. +

10.79	Solésence 2025 Equity Compensation Plan, incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed July 30, 2025. +

19	Solésence Insider Trading Policy

21.1	Subsidiary of the Company
23.1	Consent of RSM US LLP. (filed herewith)

31.1	Certification of the Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act. (filed herewith)

31.2	Certification of the Chief Financial Officer (principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act. (filed herewith)

32	Certification of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350. (filed herewith)

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Cash Flows, (4) the Statements of Stockholders’ Equity, and (5) the Notes to the Financial Statements.

*	Confidentiality previously granted for portions of this agreement.

+	Indicates management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2026.

SOLÉSENCE, INC.

By:	/s/ Kevin Cureton
Kevin Cureton
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 2026.

Signature	Title

/s/ Kevin Cureton	President, Chief Executive Officer (principal executive officer) and Director
Kevin Cureton

/s/ R. Janet Whitmore	Chair of the Board of Directors
R. Janet Whitmore

/s/ Laura M. Beres	Director
Laura M. Beres

/s/ Mark E. Miller	Director
Mark E. Miller

/s/ Laura Riffner	Chief Financial Officer (principal financial officer)
Laura Riffner