Form 10-K/A
period 2025-12-31
SOLESENCE, INC.
filed 2026-04-23
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 31, 2026, Solésence, Inc. (the “Company”) filed its Annual Report on Form 10-K (the “Original Form 10-K”). The purpose of this Amendment No. 1 to the Original Form 10-K is to add Exhibit 97.1, which was inadvertently omitted in the Original Form 10-K. No other items of the Original Form 10-K are being amended, and this Amendment does not reflect any events occurring after the filing of the Original Form 10-K.

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

10.78	Employment Agreement dated September 3, 2025, between the Company and Laura Riffner, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 3, 2025, SEC File No. 000-22333. +

10.79	Solésence 2025 Equity Compensation Plan, incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed July 30, 2025. +

19	Solésence Insider Trading Policy

21.1	Subsidiary of the Company.
23.1	Consent of RSM US LLP.

31.1	Certification of the Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act. (filed herewith)

31.2	Certification of the Chief Financial Officer (principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act. (filed herewith)

32	Certification of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350. (filed herewith)

97.1	Clawback Policy

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Cash Flows, (4) the Statements of Stockholders’ Equity, and (5) the Notes to the Financial Statements.

*	Confidentiality previously granted for portions of this agreement.

+	Indicates management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of April, 2026.

SOLÉSENCE, INC.

By:	/s/ Kevin Cureton
Kevin Cureton
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of April, 2026.

Signature	Title

/s/ Kevin Cureton	President, Chief Executive Officer (principal executive officer)
Kevin Cureton	and Director

/s/ R. Janet Whitmore	Chair of the Board of Directors
R. Janet Whitmore

/s/ Laura M. Beres	Director
Laura M. Beres

/s/ Mark E. Miller	Director
Mark E. Miller

/s/ Laura Riffner	Chief Financial Officer (principal financial officer)
Laura Riffner