Form 10-Q
period 2026-03-31
SOLESENCE, INC.
filed 2026-05-12
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File Number: 001-42589

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑	Smaller reporting company ☑

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

As of May 12, 2026, there were 70,632,445 shares outstanding of common stock, par value $.01, of the registrant.

SOLÉSENCE, INC.

QUARTER ENDED MARCH 31, 2026

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SOLÉSENCE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited Consolidated Condensed)

	As of
	March 31, 2026	December 31, 2025
	(in thousands except share and per share data)
ASSETS
Current assets:
Cash	$573	$1,288
Trade accounts receivable	7,246	7,642
Allowance for credit losses	(867)	(806)
Trade accounts receivable, net	6,379	6,836
Inventories, net	17,559	18,511
Prepaid expenses and other current assets	1,902	2,141
Total current assets	26,413	28,776

Equipment and leasehold improvements, net	14,746	14,329
Operating leases, right of use	6,598	6,913
Other assets, net	37	37
Total assets	$47,794	$50,055
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit – accounts receivable, related party	$3,047	$4,767
Current portion of operating lease obligations	1,296	1,255
Accounts payable	4,672	4,098
Deferred revenue	1,165	930
Accrued expenses	2,511	2,879
Total current liabilities	12,691	13,929

Long-term portion of operating lease obligations	7,440	7,798
Long-term line of credit – inventory, related party	9,500	9,500
Long-term debt, related party	1,000	1,000
Asset retirement obligations	196	194
Total long-term liabilities	18,136	18,492

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 95,000,000 shares authorized; 70,632,445 and 70,614,045 shares issued and outstanding on March 31, 2026 and December 31, 2025, respectively	706	706
Additional paid-in capital	115,665	115,566
Accumulated deficit	(99,404)	(98,638)
Total stockholders’ equity	16,967	17,634
Total liabilities and stockholders’ equity	$47,794	$50,055

 (See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited Consolidated Condensed)

	Three months ended March 31,
	2026	2025
	(in thousands except share and per share data)
Revenue:
Product revenue	$12,919	$14,575
Other revenue	38	50
Total revenue	12,957	14,625

Operating expense:
Cost of revenue	9,620	11,243
Gross profit	3,337	3,382

Research and development expense	1,042	1,018
Selling, general and administrative expense	2,799	2,108
Net (loss) income from operations	(504)	256
Interest expense	263	176
Other nonoperating income	1	—
Net (loss) income before provision for income taxes	(766)	80
Provision for income taxes	—	—

Net (loss) income	$(766)	$80

Net (loss) income per share-basic	$(0.01)	$0.00

Weighted average number of basic common shares outstanding	70,625,494	70,103,279

Net (loss) income per share-diluted	$(0.01)	$0.00

Weighted average number of diluted common shares outstanding	70,625,494	72,632,116

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited Consolidated Condensed)

 (in thousands except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
Description	Shares	Amount	Shares	Amount			Total
Balance on December 31, 2024	—	$—	70,103,279	$700	$114,674	$(100,428)	$14,946
Issuance of shares and stock option exercises	—	—	—	—	3	—	3
Stock-based compensation	—	—	—	—	127	—	127
Net income for the three months ended March 31, 2025	—	—	—	—	—	80	80
Balance on March 31, 2025	—	$—	70,103,279	$700	$114,804	$(100,348)	$15,156

Balance on December 31, 2025	—	$—	70,614,045	$706	$115,566	$(98,638)	$17,634
Issuance of shares and stock option exercises	—	—	18,400	—	16	—	16
Stock-based compensation	—	—	—	—	83	—	83
Net loss for the three months ended March 31, 2026	—	—	—	—	—	(766)	(766)
Balance on March 31, 2026	—	$—	70,632,445	$706	$115,665	$(99,404)	$16,967

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited Consolidated Condensed)

	Three months ended March 31,
	2026	2025
	(in thousands)
Operating activities:
Net (loss) income	$(766)	$80
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	313	226
Stock-based compensation	83	127
Changes in assets and liabilities related to operations:
Trade accounts receivable, net	457	(4,216)
Inventories, net	952	(1,645)
Prepaid expenses and other assets	239	(287)
Accounts payable	374	(654)
Accrued expenses	(367)	419
Deferred revenue	235	(949)
Change in right of use asset and lease liability, net	(3)	(322)
Net cash provided by (used in) operating activities	1,517	(7,221)

Investing activities:
Acquisition of equipment and leasehold improvements	(528)	133
Net cash (used in) provided by investing activities	(528)	133

Financing activities:
Proceeds from line of credit - inventory, related party	—	1,200
Net proceeds from line of credit – accounts receivable, related party	—	6,292
Net payments to line of credit – accounts receivable, related party	(1,720)	—
Proceeds from issuance of stock and exercise of stock options	16	4
Net cash (used for) provided by financing activities	(1,704)	7,496
(Decrease) increase in cash	(715)	408
Cash at beginning of period	1,288	1,409
Cash at end of period	$573	$1,817

Supplemental cash flow information:
Cash paid for interest	$173	$96

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$200	$729
Right-of-use asset obtained in exchange for a lease liability	—	100

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited Consolidated Condensed)

(In thousands, except share and per share data or as otherwise noted herein)

 (1) Basis of Presentation

The accompanying unaudited consolidated condensed interim financial statements of Solésence, Inc. (“Solésence”, “Company”, “we”, “our”, or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of our financial position and operating results for the interim periods presented. All statements include the results from both Solésence, Inc. and our wholly-owned subsidiary, Solésence, LLC. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission.

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

 We target markets primarily related to skin health products and ingredients, as well as diagnostic life sciences ingredients where we believe our materials and products offer practical and competitive minerals-based solutions. We traditionally work closely with current customers in these target markets to identify their material and performance requirements. We market our materials to various end-use applications manufacturers, and our Solésence® products to cosmetics and skin care brands.

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

 Although our primary strategic focus has been the North American market, we currently sell materials to customers overseas and have been working to expand our reach within foreign markets. On April 8, 2025, the Company’s securities were uplisted to Nasdaq trading under the symbol SLSN. Prior to listing on Nasdaq our common stock traded on the OTCQB marketplace under the symbol NANX.

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

 We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses. Customers’ deposits, deferred revenue and other receipts are deferred and recognized when the revenue is realized and earned. Cash payments to customers are classified as reductions of revenue in our statements of operations. For select customers the Company may pay volume rebates which are variable in nature due to the amount the select customer will take. During the three months ended March 31, 2026, customers earned a volume rebate of $14,000. For the year ended December 31, 2025, one customer earned a volume rebate of $95,000.

 Contract balances at March 31, 2026, December 31, 2025, and December 31, 2024 are as follows:

	Accounts Receivable	Contract Liabilities
Balance, December 31, 2024	$5,655	$5,571
Balance, December 31, 2025	7,642	930
Balance, March 31, 2026	7,246	1,165

Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was $324 and $2,891 for the three months ended March 31, 2026 and 2025, respectively.

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

Other revenue typically includes fees that our customers pay for various required laboratory tests, and may also include revenue from technology license fees and paid development projects. Technology license fees and paid development projects are recognized over time when the obligations under the agreed upon contractual arrangements are performed on our part.  Other revenue recognized over time was $38 and $50, for the three months ended March 31, 2026 and 2025, respectively.

Accounts receivable are carried at the original invoice amount, less an allowance for expected credit losses. We estimate the allowance for credit losses based on a review of outstanding receivables, including the age of the receivables, historical collection experience, specific customer collectability considerations, current conditions, and other relevant factors. In estimating expected credit losses for current trade receivables arising from contracts with customers, we have elected the practical expedient under ASU 2025-05 and assume that current conditions as of the balance sheet date do not change over the remaining life of the receivables. Receivables are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. Our typical credit terms are between thirty and sixty days from shipment and invoicing.

	March 31, 2026	December 31, 2025
Balance, beginning	$806	$786
Current period provisions	88	836
Write offs	(27)	(816)
Balance, ending	$867	$806

(4) Earnings per Share

Options to purchase approximately 1,085,889 shares of common stock that were outstanding as of March 31, 2026 were not included in the computation of earnings per share for the three months ended March 31, 2026, as inclusion of these shares would have resulted in an anti-dilutive effect and were thus omitted from disclosure. Included in the computation of diluted earnings per share for the three months ended March 31, 2025, was a total of 2,528,837 in potential shares of common stock.

 Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended March 31,
	2026	2025
Numerator: (in Thousands)
Net (loss) income	$(766)	$80

Denominator:
Weighted average number of basic common shares outstanding	70,625,494	70,103,279
Weighted average additional shares assuming conversion of in-the-money stock options to common shares	—	2,528,837
Weighted average number of diluted common shares outstanding	70,625,494	72,632,116

Basic earnings per common share:
Net (loss) income per share – basic	$(0.01)	$—
Diluted earnings per common share:
Net (loss) income per share – diluted	$(0.01)	$—

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

There were no financial instruments adjusted to fair value on March 31, 2026 and December 31, 2025.

(6) Related Party Notes and Lines of Credit

Notes and lines of credit consist of the following:

		As of March 31, 2026		As of December 31, 2025
	Rate at March 31, 2026	Total Borrowing Capacity	Outstanding Borrowed Balance	Total Borrowing Capacity	Outstanding Borrowed Balance
Libertyville Bank & Trust(1)	7.75%	$30	$—	$30	$—
Libertyville Bank & Trust(2)	7.75%	500	—	500	—
Beachcorp, LLC(3)	7.50%	6,472	3,047	6,236	4,767
Beachcorp, LLC(4)	7.50%	10,000	9,500	10,000	9,500
Strandler, LLC(5)	7.50%	1,000	1,000	1,000	1,000

1)	Since July 2014, we have maintained a bank-issued letter of credit for up to $30 in borrowings, with interest at the prime rate plus 1%, to support our obligations under our Romeoville, Illinois facility lease agreement. No borrowings have been incurred under this promissory note. It is our intention to renew this note annually. Because there were no amounts outstanding on the note at any time during 2026 or 2025, we have recorded no related liability on our condensed consolidated balance sheet.

2)	On December 21, 2021, the existing credit agreement with Libertyville was converted for use to support our obligations under our newly leased manufacturing and warehouse space in Bolingbrook, Illinois. Interest on drawn balances will be at the prime rate plus 1%. This credit agreement has a maturity of December 22, 2026. We expect to renew this agreement annually, as the lease requires. This credit agreement is secured by all the unencumbered assets of the Company and has superior collateral rights to those credit facilities with Beachcorp, LLC and Strandler, LLC.

3)	On January 28, 2022, the Company entered into an Amended and Restated Business Loan Agreement (the “A&R Loan Agreement”), with Beachcorp, LLC, and a new promissory note in order to evidence the A/R Revolver facility, including an amendment to expand the limit on the A/R Revolver Facility from $6,000 to $8,000, reduce the interest rate to the prime rate plus 0.75%, and extend the maturity of the A/R Revolver Facility to March 31, 2024. On March 1, 2024, the Company entered into a Second Amendment to the Amended and Restated Business Loan Agreement extending the maturity of the A/R Revolver Facility to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Amended and Restated Business Loan Agreement to expand the limit on the A/R Revolver Facility from $8,000 to $12,000 and extend its maturity to April 30, 2027.

4)	On January 28, 2022, the Company entered into the A&R Loan Agreement and a new revolving loan agreement (“Inventory Facility”) with Beachcorp, LLC, and a new promissory note in order to evidence the Inventory Facility. The maximum borrowing amount under the Inventory Facility was $4,000, with a borrowing base consisting of up to 50% of the value of qualified inventory of the Company. The interest rate for the Inventory Revolver is at the prime rate plus 0.75%, and it was set to mature on March 31, 2024. On November 13, 2023, the Company entered into a Replacement Promissory Note with Beachcorp, LLC replacing the Inventory Facility promissory note executed on January 28, 2022. The maximum borrowing amount under the replacement Inventory Facility was increased to $5,200, with a borrowing base consisting of up to 55% of the value of qualified inventory of the Company. The interest rate for the replacement Inventory Revolver remains at the prime rate plus 0.75%. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Inventory Revolver Facility to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Business Loan Agreement to expand the limit on the Inventory Revolver Facility from $5,200 to $10,000 and extend its maturity to April 30, 2027.

5)	On January 28, 2022, the Company entered into an additional Business Loan Agreement (the “New Term Loan Agreement”) with Strandler, LLC, which effectively transferred or assigned the Term Loan to Strandler, LLC from Beachcorp, LLC. Interest on the New Term Loan is at the prime rate plus 0.75%. Strandler, LLC is also an affiliate of Bradford T. Whitmore. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to April 30, 2027.

The Company classifies the line of credit – accounts receivable as current because we are required to pay back the borrowings as cash is received from our customers. The Company’s remaining debt is presented within the Consolidated Balance Sheet as of March 31, 2026, and December 31, 2025 in accordance with the maturity dates in the financing agreements.

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

Related party interest expense consists of the following:

	Three months ended March 31,
	2026	2025
Interest expense, related parties	$263	$176

Accrued interest consists of the following:

	As of
	March 31, 2026	December 31, 2025
Accrued interest expense, related parties	$90	$81

Outstanding balances associated with related parties are as follows:

	As of
	March 31, 2026	December 31, 2025
Beachcorp, LLC	$12,547	$14,267
Strandler, LLC	1,000	1,000

(7) Inventories, net

Inventories consist of the following:

	As of
	March 31, 2026	December 31, 2025
Raw materials	$16,783	$16,533
Finished goods	3,545	4,699
Inventory reserve	(2,769)	(2,721)
Total Inventories, net	17,559	18,511

(8) Significant Customers

We had three significant customers for the three months ended March 31, 2026, and 2025.

Revenues from these three customers, as a percentage of total Company revenue, was approximately:

		For the three months ended
	Product	March 31,
Customer #	Category	2026	2025
1	Consumer Products	37%	25%
2	Personal Care Ingredients	21%	9%
3	Consumer Products	9%	8%
	Total	67%	42%

 Accounts receivable balances for these three customers were approximately:

	Product	As of March 31,
Customer #	Category	2026	2025
1	Consumer Products	$3,837	$3,461
2	Personal Care Ingredients	411	1,464
3	Consumer Products	547	—
	Total	$4,795	$4,925

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

(9) Business Segmentation and Geographical Distribution

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

The role of Chief Operating Decision Maker for the Company is Chief Executive Officer. The Chief Operating Decision Maker assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the statement of operations as net income. The measure of segment assets is reported on the balance sheet as total assets. The accounting policies of the sole segment are the same as those described in the summary of significant accounting policies in Note 2.

The Chief Operating Decision Maker uses gross profit and net income to evaluate Company performance and in what way to allocate resources. Significant segment expenses, which are the same as the entity as a whole, are as follows:

	For the three months ended March 31,
	2026	2025
Total revenue	$12,957	$14,625

Employee costs	4,109	3,366
Contractors and professional services	2,540	3,418
Materials and supplies	4,011	5,110
Depreciation and amortization	313	225
Interest expense	263	176
Tax expense	20	29
Facilities	968	943
Shipping	226	257
Testing	25	190
IT services	354	334
Insurance	226	201
Manufacturing other expense	342	(110)
Selling, general and administrative expense	326	406
Total expense	13,723	14,545

Net (loss) income	$(766)	$80

Revenue from international sources approximated $913 and $993 for the three months ended March 31, 2026 and 2025, respectively. As part of our revenue from international sources, we recognized approximately $613 and $349 in product revenue from Canadian companies, in the aggregate, for the three months ended March 31, 2026 and 2025, respectively.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States. We categorize our revenue stream into three main product categories, personal care ingredients, advanced materials and consumer products. The revenues for the three months ended March 31, 2026 and 2025 by category are as follows:

	For the three months ended March 31
Product Category	2026	2025
Consumer Products	$10,027	$12,882
Personal Care Ingredients	2,725	1,373
Advanced Materials	205	370
Total Sales	$12,957	$14,625

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Solésence is a health-oriented, science-driven company, focused on various skin health, beauty and wellness markets. Our primary skin health products are fully developed prestige skin care formulations with mineral-based UV protection enabled by our proprietary Active Pharmaceutical Ingredients (“APIs”), which are also marketed as APIs for sale to manufacturers of other types of skin health products, including sunscreens and daily care products.  Additionally, we continue to sell products in legacy markets including medical diagnostics, architectural coatings, industrial coating applications, abrasion-resistant additives, and plastics additives applications—all of which currently fall into the advanced materials product category.

Results of Operations

Three Months Ended March 31, 2026 and 2025

        Total revenue decreased to $12,957 for the three months ended March 31, 2026, compared to $14,625 for the same period in 2025. Much of our revenue was from our three largest customers for the three-month periods ended March 31, 2026, and 2025, respectively. This reflects sales to our largest customers for our consumer products and sales of APIs to our largest customer in personal care ingredients.  This is the revenue breakdown, as a percentage of total revenue, from the customers referenced above during the three-months periods ended March 31, 2026, and 2025, respectively:

		For the three months ended
	Product	March 31,
Customer #	Category	2026	2025
1	Consumer Products	37%	25%
2	Personal Care Ingredients	21%	9%
3	Consumer Products	9%	8%
	Total	67%	42%

Product revenue, the primary component of our total revenue, decreased to $12,957 for the three months ended March 31, 2026, compared to $14,625 during the same period of 2025. The three-month product revenue was lower due to higher sales in our personal care ingredients category and lower sales in our consumer products and advanced materials product categories.

Other revenue decreased to $38 for the three-month period ended March 31, 2026, compared to $50 for the same period in 2025, respectively. Other revenues are typically comprised primarily of developmental fees.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements.  Cost of revenue decreased to $9,620 for the three months ended March 31, 2026, compared to $11,243 for the same period in 2025.  The decrease for the three months in the cost of revenue was primarily driven by decreased volume resulting in decreased labor and material costs. While we typically pass-through costs to our customers, we sometimes cannot pass through 100% of pricing increases on raw materials, and even with pass throughs, our gross margin percentage is negatively impacted by higher material costs. The Company continues to monitor the potential impact of the tariffs and associated legal actions and pricing on our materials sourced internationally.

Capacity is a key area of focus to increase throughput first, followed quickly by increased cost efficiency once we can achieve greater scale. Our planning has had us adding to our current fixed manufacturing cost structure through 2026 to accommodate additional growth, and to build a better base for further growth beyond that level. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to cut costs and pass commodity market-driven raw materials increases on to customers, and the speed and efficiency with which we are able to scale up production for our consumer products. We expect that, as product revenue volume increases, our fixed manufacturing costs will be more efficiently absorbed, which should lead to increased margins as we grow. Our most critical operational issue today is reducing controllable variable product manufacturing costs.

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

Research and development expense increased to $1,042 for the three months ended March 31, 2026, compared to $1,018 for the same period in 2025. The increase is due in large part to increased legal costs related to research and development, and salaries in 2026 compared to 2025.

Selling, general and administrative expense increased to $2,799 for the three months ended March 31, 2026, compared to $2,108 for the same period in 2025. The increase is due to an increase in legal costs and increased employee-related costs in 2026 to when compared to 2025.

Inflation

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

Liquidity and Capital Resources

Cash, cash proceeds and use of cash for the three months ended March 31, 2026, and 2025, and year ended December 31, 2025 were:

In 000’s	Three months ended March 31, 2026	Three months ended March 31, 2025	Year ended December 31, 2025
Total cash	$573	$1,817	$1,288
Cash provided by (used in) operating activities	1,517	(7,221)	(8,567)
Net cash (used in) provided by investing activities	(528)	133	(2,143)
Net cash (used in) provided by financing activities	(1,704)	7,496	10,589

The net cash provided by operating activities during the three months ended March 31, 2026 was primarily due to increase in accounts payable and deferred revenue, offset by net income (loss) and decrease in inventory. Net cash used in investing activities was attributable to expenditures on capital equipment for all periods presented above. The net cash used in financing activities was attributable to the decreased use of debt.

 Our actual future capital requirements in 2026 and beyond will depend on many factors, including customer acceptance of our current and potential future consumer products, applications, and products, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell these products and ingredients. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, and conditions within the markets supplying labor and materials for capital equipment, we expect that capital spending relating to currently known capital needs for 2026 will be between $0.5 million and $1.5 million, to be funded by profit from operations, our existing loans and lines of credit, and possible new debt financing. If those projects are delayed or ultimately prove unsuccessful, or if we fail to be able to support the additional cost of funding them in the near term, we expect our capital expenditures may fall below the lower end of the range. Similarly, substantial success in business development projects may cause the actual 2026 capital investment to exceed the top of this range.

Additional Consideration

We had federal net operating loss carryforwards for tax purposes of approximately $36.9 million on December 31, 2025. Because the Company may experience “ownership changes” within the meaning of the U.S. Internal Revenue Code (“IRC”) in connection with any future equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the IRC. If not utilized, $30.7 million of this loss carryforward will expire between 2026 and 2038. Given changes to the IRC, net operating loss carryforwards generated after January 1, 2018 do not expire, therefore, $6.2 million in net operating losses generated since January 1, 2018 do not expire. We had Illinois net loss deduction carryforwards for tax purposes of approximately $20 million on December 31, 2025. Due to the provisions of Illinois Public Act 102-0669 signed November 16, 2021, Illinois net loss deductions expire between 2029 and 2039.

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

Safe Harbor Provision

We want to provide investors with more meaningful and useful information. As a result, this Quarterly Report on Form 10-Q (the “Form 10-Q”) contains and incorporates by reference certain “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements reflect our current expectations of the future results of our operations, performance, and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance, or achievements in 2026 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and factors include, without limitation: our ability to be consistently profitable despite the losses we have incurred since our incorporation; a decision by a customer to cancel a purchase order or supply agreement in light of our dependence on a limited number of key customers; the terms of our supply agreements with BASF which could trigger a requirement to sell equipment to that customer; our potential inability to obtain working capital when needed on acceptable terms or at all; our ability to obtain materials at costs we can pass through to our customers, including Rare Earth elements, specifically cerium oxide, as well as high purity zinc; uncertain demand for, and acceptance of, our Solésence products, and our advanced materials; our manufacturing capacity and product mix flexibility in light of customer demand; our limited marketing experience, including with our suite of Solésence products; changes in development and distribution relationships; the impact of competitive products and technologies; our dependence on patents and protection of proprietary information; our ability to maintain an appropriate electronic trading venue for our securities; the impact of any potential new governmental regulations, especially any new governmental regulations focusing on the processing, handling, storage or sale of nanomaterials, that could be difficult to respond to or costly to comply with; business interruptions due to unexpected events or public health crises, including viral pandemics such as COVID-19; and the resolution of litigation or other legal proceedings in which we may become involved. In addition, our forward-looking statements could be affected by general industry and market conditions and growth rates. Readers of this Quarterly Report on Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
Exhibit 101	The following materials from Solésence, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Shareholders Equity, (4) the Statements of Cash Flows, and (5) the Notes to Unaudited Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLÉSENCE, INC.

Date: May 12, 2026	By:	/s/ KEVIN CURETON
Kevin Cureton
President and Chief Executive Officer
Principal Executive Officer

SOLÉSENCE, INC.

Date: May 12, 2026	By:	/s/ LAURA RIFFNER
Laura Riffner
Chief Financial Officer
Principal Financial Officer