Form 10-Q
period 2026-06-30
SOLESENCE, INC.
filed 2026-08-19
CIK 883107

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2026

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

As of August 19, 2026, there were 70,647,045 shares outstanding of common stock, par value $.01, of the registrant.

SOLÉSENCE, INC.

QUARTER ENDED JUNE 30, 2026

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SOLÉSENCE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited Consolidated Condensed)

(Not Reviewed)

	As of
	June 30, 2026	December 31, 2025
	(in thousands except share and per share data)
ASSETS
Current assets:
Cash	$1,046	$1,288
Trade accounts receivable	10,240	7,642
Allowance for credit losses	(895)	(806)
Trade accounts receivable, net	9,345	6,836
Inventories, net	12,957	14,963
Prepaid expenses and other current assets	1,922	2,141
Total current assets	25,270	25,228

Equipment and leasehold improvements, net	14,794	14,329
Operating leases, right of use	6,337	6,913
Other assets, net	36	37
Total assets	$46,437	$46,507
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit – accounts receivable, related party	$3,787	$4,767
Current portion of line of credit, inventory, related party	9,500	—
Current portion of debt, related parties	1,000	—
Current portion of operating lease obligations	1,343	1,255
Accounts payable	4,968	4,098
Deferred revenue	1,937	930
Accrued expenses	3,478	2,879
Total current liabilities	26,013	13,929

Long-term portion of operating lease obligations	7,070	7,798
Long-term line of credit – inventory, related party	—	9,500
Long-term debt, related party	—	1,000
Asset retirement obligations	200	194
Total long-term liabilities	7,270	18,492

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 95,000,000 shares authorized; 70,647,045 and 70,614,045 shares issued and outstanding on June 30, 2026 and December 31, 2025, respectively	706	706
Additional paid-in capital	115,754	115,566
Accumulated deficit	(103,306)	(102,186)
Total stockholders’ equity	13,154	14,086
Total liabilities and stockholders’ equity	$46,437	$46,507

 (See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited Consolidated Condensed)

(Not Reviewed)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue:
Product revenue	$15,286	$20,261	$28,205	$34,836
Other revenue	46	98	85	148
Total revenue	15,332	20,359	28,290	34,984

Operating expense:
Cost of revenue	10,584	13,916	20,400	24,895
Gross profit	4,748	6,443	7,890	10,089

Research and development expense	947	955	1,990	1,973
Selling, general and administrative expense	3,680	3,012	6,479	5,120
Net income (loss) from operations	121	2,476	(579)	2,996
Interest expense, net	279	87	543	263
Other income, net	—	1,234	2	1,234
Net income (loss) before provision for income taxes	(158)	3,623	(1,120)	3,967
Provision for income taxes	—	390	—	390

Net income (loss)	$(158)	$3,233	$(1,120)	$3,577

Net income (loss) per share-basic	$(0.00)	$0.04	$(0.02)	$0.05

Weighted average number of basic common shares outstanding	70,637,199	70,200,039	70,631,380	70,151,928

Net income (loss) per share-diluted	$(0.00)	$0.04	$(0.02)	$0.05

Weighted average number of diluted common shares outstanding	70,637,199	72,580,679	70,631,380	72,497,929

SOLÉSENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited Consolidated Condensed)

 (in thousands except share data)

(Not Reviewed)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance on December 31, 2024	—	$—	70,103,279	$700	$114,674	$(105,021)	$10,353
Issuance of shares and stock option exercises	—	—	—	—	3	—	3
Stock-based compensation	—	—	—	—	127	—	127
Net (loss) for the three months ended March 31, 2025	—	—	—	—	—	343	343
Balance on March 31, 2025	—	$—	70,103,279	700	114,804	(104,678)	10,826

Issuance of shares and stock option exercises	—	—	378,666	4	241	—	245
Stock-based compensation	—	—	—	—	120	—	120
Net income for the three months ended June 30, 2025	—	—	—	—	—	3,233	3,233
Balance on June 30, 2025	—	$—	70,481,945	$704	$115,165	$(102,186)	$14,424

Balance on December 31, 2025	—	$—	70,614,045	$706	$115,566	$(102,186)	$14,086
Issuance of shares and stock option exercises	—	—	18,400	—	16	—	16
Stock-based compensation	—	—	—	—	83	—	83
Net loss for the three months ended March 31, 2026	—	—	—	—	—	(962)	(962)
Balance on March 31, 2026	—	$—	70,632,445	706	115,665	(103,148)	13,223

Issuance of shares and stock option exercises	—	—	14,600	—	10	—	10
Stock-based compensation	—	—	—	—	79	—	79
Net (loss) for the three months ended June 30, 2026	—	—	—	—	—	(158)	(158)
Balance on June 30, 2026	—	$—	70,647,045	$706	$115,754	$(103,306)	$13,154

SOLÉSENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited Consolidated Condensed)

(Not Reviewed)

	Six months ended June 30,
	2026	2025
	(in thousands)
Operating activities:
Net income (loss)	$(1,120)	$3,577
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	636	451
Stock-based compensation	162	247
Changes in assets and liabilities related to operations:
Trade accounts receivable, net	(2,509)	(6,180)
Inventories, net	2,006	(395)
Prepaid expenses and other assets	219	(978)
Accounts payable	766	(2,202)
Accrued expenses	605	1,301
Deferred revenue	1,007	(3,402)
Change in right of use asset and lease liability, net	(64)	(294)
Net cash provided by (used in) operating activities	1,708	(7,875)

Investing activities:
Acquisition of equipment and leasehold improvements	(997)	(1,275)
Net cash used in investing activities	(997)	(1,275)

Financing activities:
Proceeds from line of credit - inventory, related party	—	5,500
Proceeds from line of credit – accounts receivable, related party	—	6,099
Payments to line of credit – accounts receivable, related party	(980)	—
Proceeds from issuance of stock and exercise of stock options	27	250
Net cash (used in) provided by financing activities	(953)	11,849
(Decrease) increase in cash	(242)	2,699
Cash at beginning of period	1,288	1,409
Cash at end of period	$1,046	$4,108

Supplemental cash flow information:
Cash paid for interest	$452	$354
Income taxes paid	$—	$325

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$104	$499

SOLÉSENCE, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited Consolidated Condensed)

(Not Reviewed)

 (In thousands, except share and per share data or as otherwise noted herein)

 (1) Basis of Presentation

The accompanying unaudited consolidated condensed interim financial statements of Solésence, Inc. (“Solésence”, “Company”, “we”, “our”, or “us”) reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of our financial position and operating results for the interim periods presented. All statements include the results from both Solésence, Inc. and our wholly-owned subsidiary, Solésence, LLC. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission.

(2) Description of Business

Solésence, Inc. (“Solésence”, “Company”, “we”, “our”, or “us”) is a science- and technology-driven consumer health company which, along with its wholly owned subsidiary, Solésence, LLC (our “Solésence beauty science subsidiary”), is focused across beauty and health care markets.  Our skin health products are built on a platform of vertically-integrated, proprietary technologies with global patent protection, and currently comprise the majority of our business and drive our forward growth strategy.  Through working with selected customers (“clients,” “brand partners”), we offer skin health and beauty products infused with SPF protection and other key health claims as fully finished goods for sun care, skin care, color cosmetics, and scalp applications.

Our expertise in materials engineering enables us to create technologies that enhance protection against UV and environmental damage, quench free radicals that compromise skin health, and reduce the inflammatory response in human skin. While a few legacy products remain that are no longer considered strategic, all products, including with medical diagnostics, fall into the advanced materials product category.

We target markets primarily related to beauty and consumer health where we believe our Solésence® products offer practical and competitive solutions. We work closely with customers in these target markets to identify material and performance requirements that consumers prefer.

During 2015 we were granted a patent on a new type of particle surface treatment (coating) — now called Active Stress Defense™ Technology — which became the cornerstone of our new product development in personal care, with first revenue recognized during 2016. Active Stress Defense™ now refers to a suite of proprietary technologies — Original Active Stress Defense™ and Kleair™ — which optimize zinc oxide, improving both its performance and aesthetics, to reimagine the consumer experience of skin health centered and SPF-infused beauty. As of 2026, our technology suite now also includes Blüm™, which reduces free radicals from HEV (blue) light; Chromalüm™, which works synergistically with the Active Stress Defense™ suite to enable state-of-the-art blue light protection and high sheer formulas; and WHSPR™, which maximizes allantoin’s soothing benefits in previously inaccessible product formats across skincare, sun care, makeup, and scalp care.

Our ongoing innovation efforts include new IP in areas that advance environmental protection, align with market needs, and complement our existing technologies. Through the creation of our Solésence beauty science subsidiary, we utilize our technology suite in the manufacture and sale of fully developed solutions to targeted customers in the skin care industry, typically in prestige skin care and cosmetics markets, in addition to the ingredients we have traditionally sold in the personal care area.

Although our primary strategic focus has been the North American market, we currently sell products to customers overseas. As part of our announced strategic initiative, Transform and Transcend, we have been working to expand our reach within foreign markets.

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

Contract balances at June 30, 2026, December 31, 2025, and December 31, 2024 are as follows:

	Accounts Receivable	Contract Liabilities
Balance, December 31, 2024	$5,655	$5,571
Balance, December 31, 2025	7,642	930
Balance, June 30, 2026	$10,240	1,937

Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was $306 and $4,206 for the three months ended June 30, 2026 and 2025, respectively, and $630 and $7,498 for the six months ended June 30, 2026 and 2025, respectively.

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

Other revenue typically includes fees that our customers pay for various required laboratory tests, and may also include revenue from technology license fees and paid development projects. Technology license fees and paid development projects are recognized over time when the obligations under the agreed upon contractual arrangements are performed on our part. Other revenue recognized over time was $46 and $98 for the three months ended June 30, 2026 and 2025, respectively, and $85 and $148 for the six months ended June 30, 2026 and 2025, respectively.

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

	June 30, 2026	December 31, 2025
Balance, beginning	$806	$786
Current period provisions	116	836
Write offs	(27)	(816)
Balance, ending	$895	$806

(4) Earnings per Share

Options to purchase 1,074,074 and 1,082,666 shares of common stock that were outstanding as of June 30, 2026 were included in the computation of diluted earnings per share for the three and six months ended June 30, 2026, respectively. Options to purchase approximately 2,348,780 and 2,345,901 shares of common stock that were outstanding as of June 30, 2025 were included in the computation of diluted earnings per share for the three and six months ended June 30, 2025, respectively.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Numerator: (in Thousands)
Net income (loss)	(158)	$3,233	(1,120)	$3,577

Denominator:
Weighted average number of basic shares outstanding	70,637,199	70,200,039	70,631,380	70,151,928
Weighted average additional shares assuming conversion of in-the-money stock options to common shares and assumed repurchase of common shares by the Company	—	2,380,640	—	2,346,001
Weighted average number of diluted common shares outstanding	70,637,199	72,580,679	70,631,380	72,497,929

Basic earnings per common share:
Net income (loss) per share – basic	$(0.00)	$0.04	$(0.02)	$0.05
Diluted earnings per common share:
Net income (loss) per share – diluted	$(0.00)	$0.04	$(0.02)	$0.05

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

Our financial instruments include cash, accounts receivable, net, accounts payable and accrued expenses, along with any short-term and long-term borrowings as described in Note 6. The carrying values of cash, accounts receivable, net, and accounts payable and accrued expenses are reasonable estimates of their fair value due to the short-term nature of these accounts. The fair value of short-term and long-term debt approximates carrying value based on comparison of terms to similar debt offerings in the marketplace.

There were no financial instruments adjusted to fair value on June 30, 2026 and December 31, 2025.

(6) Related Party Notes and Lines of Credit

Notes and lines of credit consist of the following:

		As of June 30, 2026		As of December 31, 2025
	Rate at June 30, 2026	Total Borrowing Capacity	Outstanding Borrowed Balance	Total Borrowing Capacity	Outstanding Borrowed Balance
Libertyville Bank & Trust (1)	7.75%	30	—	$30	$—
Libertyville Bank & Trust (2)	7.75%	500	—	500	—
Beachcorp, LLC (3)	7.50%	9,504	3,787	6,236	4,767
Beachcorp, LLC (4)	7.50%	10,000	9,500	10,000	9,500
Strandler, LLC (5)	7.50%	1,000	1,000	1,000	1,000

1)	Since July 2014, we have maintained a bank-issued letter of credit for up to $30 in borrowings, with interest at the prime rate plus 1%, to support our obligations under our Romeoville, Illinois facility lease agreement. No borrowings have been incurred under this promissory note. It is our intention to renew this note annually. Because there were no amounts outstanding on the note at any time during 2026 or 2025, we have recorded no related liability on our condensed consolidated balance sheet.

2)	On December 21, 2021, the existing credit agreement with Libertyville was converted for use to support our obligations under our newly leased manufacturing and warehouse space in Bolingbrook, Illinois. Interest on drawn balances will be at the prime rate plus 1%. This credit agreement has a maturity of December 22, 2026. We expect to renew this agreement annually, as the lease requires. This credit agreement is secured by all the unencumbered assets of the Company and has superior collateral rights to those credit facilities with Beachcorp, LLC and Strandler, LLC.

3)	On January 28, 2022, the Company entered into an Amended and Restated Business Loan Agreement (the “A&R Loan Agreement”), which amends and restates the Master Agreement between the Company and Beachcorp, LLC, and a new promissory note in order to evidence the A/R Revolver facility, including an amendment to expand the limit on the A/R Revolver Facility from $6,000 to $8,000, reduce the interest rate to the prime rate plus 0.75%, and extend the maturity of the A/R Revolver Facility to March 31, 2024. On March 1, 2024, the Company entered into a Second Amendment to the Amended and Restated Business Loan Agreement extending the maturity of the A/R Revolver Facility to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Amended and Restated Business Loan Agreement to expand the limit on the A/R Revolver Facility from $8,000 to $12,000, and extend its maturity to April 30, 2027.

4)	On January 28, 2022, the Company entered into the A&R Loan Agreement and a new revolving loan agreement (“Inventory Facility”) with Beachcorp, LLC, and a new promissory note in order to evidence the Inventory Facility. The maximum borrowing amount under the Inventory Facility was $4,000, with a borrowing base consisting of up to 50% of the value of qualified inventory of the Company. The interest rate for the Inventory Revolver is at the prime rate plus 0.75%, and it was set to mature on March 31, 2024. On November 13, 2023, the Company entered into a Replacement Promissory Note with Beachcorp, LLC replacing the Inventory Facility promissory note executed on January 28, 2022. The maximum borrowing amount under the replacement Inventory Facility was increased to $5,200, with a borrowing base consisting of up to 55% of the value of qualified inventory of the Company. The interest rate for the replacement Inventory Revolver remains at the prime rate plus 0.75%. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Inventory Revolver Facility to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Business Loan Agreement to expand the limit on the Inventory Revolver Facility from $5,200 to $10,000, and extend its maturity to April 30, 2027. As described below in Note 11 (Restatement of Previously Issued Consolidated Financial Statements), the Company recently identified errors in its historical accounting for labor and overhead included in inventories. As a result, inventories were overstated in past borrowing base calculations under the Inventory Facility. Effective August 17, 2026, Beachcorp, LLC provided a waiver of all breaches and defaults under the Inventory Facility as a result of the foregoing up to a maximum of $3,000 in overstated inventory. The Company does not expect there to be any prospective impact on the compliance or availability of the Inventory Facility.

5)	On January 28, 2022, the Company entered into an additional Business Loan Agreement (the “New Term Loan Agreement”) with Strandler, LLC, which effectively transferred or assigned the Term Loan to Strandler, LLC from Beachcorp, LLC. Interest on the New Term Loan is at the prime rate plus 0.75%. Strandler, LLC is also an affiliate of Bradford T. Whitmore. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to April 30, 2027.

The Company classifies the line of credit – accounts receivable as current because we are required to pay back the borrowings as cash is received from our customers. The Company’s remaining debt is presented within the Consolidated Balance Sheet as of June 30, 2026, and December 31, 2025, in accordance with the maturity dates in the financing agreements. The Company’s loan agreements with Strandler, LLC and Beachcorp, LLC currently are set to expire on April 30, 2027, which could become an operating risk if we are not able to refinance or extend the maturity dates. It is the Company’s intention to refinance or extend the maturity dates for the debt held with Strandler, LLC and Beachcorp, LL

Beachcorp, LLC and Strandler, LLC are affiliates of Mr. Bradford T. Whitmore, who beneficially owns a majority of the Company’s common stock and is the brother of Ms. R. Janet Whitmore, a director of the Company and the chair of the Company’s board of directors. The A/R Revolver Facility, the Inventory Facility and the New Term Loan are all secured by all the unencumbered assets of the Company and subordinated to the Company’s credit facility with Libertyville Bank & Trust.

Related party interest expense consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Interest expense, related parties	$279	$282	$542	$458

Accrued interest consists of the following:

	As of
	June 30, 2026	December 31, 2025

Accrued interest expense, related parties	$90	$81

Outstanding balances associated with related parties are as follows:

	June 30, 2026	December 31, 2025

Beachcorp, LLC	$13,287	$14,267
Strandler, LLC	1,000	1,000

(7) Inventories, net

Inventories consist of the following:

	June 30, 2026	December 31, 2025

Raw materials	$12,962	$13,528
Finished goods	3,515	4,156
Inventory reserve	(3,520)	(2,721)
Total Inventories, net	$12,957	$14,963

(8) Significant Customers

We had three significant customers for the three and six months ended June 30, 2026, and 2025.

Revenues from these three customers, as a percentage of total Company revenue, was approximately:

		Three months ended June 30,		Six months ended June 30,
Customer #	Product Category	2026	2025	2026	2025
1	Consumer Products	58%	33%	48%	23%
2	Consumer Products	7%	27%	1%	19%
3	Personal Care Ingredients	1%	13%	13%	12%
	Total	66%	73%	62%	54%

 Accounts receivable balances for these three customers were approximately:

		As of June 30,
Customer #	Product Category	2026	2025
1	Consumer Products	$7,327	$2,968
2	Consumer Products	(28)	3,588
3	Personal Care Ingredients	383	1,136
	Total	7,682	7,692

We currently have exclusive supply agreements with BASF Corporation (“BASF”), a significant personal care ingredient customer, that have contingencies outlined which could potentially result in the sale of production equipment from the Company to the customer intended to provide capacity sufficient to meet the customer’s production needs. This outcome may occur if we fail to meet certain performance requirements. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at the greater of 30% of the original book value of such equipment, and any associated upgrades to it, or 115% of the equipment’s net book value, depending on the equipment and related products.

If a triggering event were to occur and BASF elected to proceed with the equipment sale mentioned above, we would lose a historically significant source of revenue.

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

The role of Chief Operating Decision Maker for the Company is Chief Executive Officer. The Chief Operating Decision Maker assesses performance for the single segment and decides how to allocate resources based on net income and gross profit that also is reported on the statement of operations as net income. The measure of segment assets is reported on the balance sheet as total assets. The accounting policies of the sole segment are the same as those described in the summary of significant accounting policies in Note 2 of the 2025 Form 10-K.

The Chief Operating Decision Maker uses gross profit and net income to evaluate Company performance and in what way to allocate resources. Significant segment expenses, which are the same as the entity as a whole, are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Total revenue	$ 15,332	$ 20,359	$ 28,290	$ 34,984

Employee costs	3,723	3,961	7,832	7,327
Contractors and professional services	2,471	3,787	5,011	7,205
Materials and supplies	5,196	6,897	9,403	11,742
Depreciation	323	225	636	451
Interest expense	279	282	543	458
Other (income)	—	(1,428)	—	(1,428)
Tax expense	36	418	56	447
Facilities	938	990	1,906	1,933
Shipping	335	265	561	522
Testing	14	79	39	269
IT services	384	347	739	681
Insurance	226	213	452	414
Manufacturing other expense	220	277	562	167
Selling, general and administrative expense	1,345	813	1,670	1,219
Total Expense	15,490	17,126	29,410	31,407

Net Income (loss)	$ (158)	$ 3,233	$ (1,120)	$ 3,577

Revenue from international sources approximated $477 and $2,519 for the three months ended June 30, 2026 and 2025, respectively, and $1,391 and $3,512 for the six months ended June 30, 2026 and 2025, respectively. As part of our revenue from international sources, we recognized approximately $244 and $245 for the three months ended June 30, 2026 and 2025, respectively, and $857 and $593 for the six months ended June 30, 2026 and 2025, respectively, in product revenue from companies in Canada.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States. We categorize our revenue stream into three main product categories, personal care ingredients, advanced materials and consumer products. The revenues for the three and six months ended June 30, 2026 and 2025 by category are as follows:

	Three months ended June 30,		Six months ended June 30,
Product Category	2026	2025	2026	2025
Consumer Products	$14,214	$17,544	$24,241	$30,426
Personal Care Ingredients	1,077	2,687	3,803	4,061
Advanced Materials	41	128	246	497
Total Sales	$15,332	$20,359	$28,290	$34,984

(10) Subsequent Events

On July 6, 2026, subsequent to June 30, 2026 and prior to the issuance of these unaudited consolidated condensed financial statements, Solésence, LLC (“Solésence”), a wholly owned subsidiary of Solésence, Inc. (the “Company”), entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Refy Beauty Ltd (“Refy”). The Settlement Agreement resolves disputes relating to certain consumer care products previously sold by Solésence to Refy.

The underlying dispute related to conditions that existed as of June 30, 2026. The Settlement Agreement provided additional evidence regarding the measurement of the Company’s obligation associated with those conditions and, accordingly, was accounted for as a recognized subsequent event under ASC Topic 855, Subsequent Events. As of June 30, 2026, the Company recognized a settlement liability of $938, with the corresponding amount reflected as a settlement expense classified as general and administrative in the unaudited consolidated condensed statements of operations for the three and six months ended June 30, 2026. Of the settlement liability recognized at June 30, 2026, the full amount was classified as short-term and included in the current liabilities section of the unaudited consolidated condensed balance sheet.

The Settlement Agreement provides for an aggregate settlement amount of £700, payable in U.S. dollars using a fixed exchange rate of $1.34 per British pound, resulting in an aggregate U.S. dollar obligation of $938. The first $469 is payable in six monthly installments beginning August 5, 2026 and ending January 4, 2027. The parties also agreed to a six-month exclusivity period during which they will seek to develop a new sun protection factor (“SPF”) product and negotiate a potential commercial agreement for the development and/or supply of the SPF product.

If the parties enter into such a commercial agreement during the exclusivity period, the remaining $469 of the settlement obligation will be applied as credits against purchases under that agreement. If the parties do not enter into a commercial agreement during the exclusivity period, the remaining $469 will be payable in six monthly installments beginning February 3, 2027 and ending July 7, 2027. Because the aggregate settlement obligation is fixed, execution of a new commercial agreement affects only the form in which the final $469 is satisfied rather than the total amount of the obligation.

(11) Restatement of Previously Issued Consolidated Financial Statements

Nature of the errors

During its review of inventory accounting in connection with the preparation of its unaudited condensed consolidated financial statements for the quarter ended June 30, 2026, Solésence, Inc. (the “Company”) identified errors in its historical accounting for labor and overhead included in inventories. The historical process allocated certain labor and overhead between raw materials, work in process and finished goods using budget-based percentages and allocation bases that were not sufficiently supported. The process also did not consistently limit capitalized costs to eligible acquisition and production costs, allocate variable overhead based on actual activity, allocate fixed overhead based on normal capacity, or adjust standard or budgeted amounts so that they approximated actual cost. The Company concluded that the historical process did not comply with the inventory-costing requirements in ASC 330, Inventory.

As a result, inventories were overstated and cost of revenue were misstated. The errors also affected gross profit, operating income (loss), income (loss) before income taxes, net income (loss), basic and diluted earnings (loss) per share, accumulated deficit, total stockholders’ equity and related disclosures in the periods affected. The Company determined the correction from its accounting records, including general-ledger and inventory detail, cost-pool and burden-rate schedules, inventory roll-forwards and the Company’s internal inventory-cost model.

Restatement conclusion and affected filings

After considering the requirements of ASC 250, Accounting Changes and Error Corrections, and the quantitative and qualitative factors in SEC Staff Accounting Bulletin (“SAB”) Topic 1.M and Topic 1.N, on August 17, 2026, the Audit Committee, Board of Directors and Executive Officers concluded that the Company’s previously issued consolidated financial statements as of and for December 31, 2023, March 31, 2024, June 30, 2024, September 30, 2024, December 31, 2024, March 31, 2025, June 30, 2025, September 30, 2025, December 31, 2025 and March 31, 2026 should no longer be relied upon and should be restated. The Company will reiterate its report of the corrections in a Current Report on Form 8-K filed on August 20, 2026. The Company expects to file amendments to its Annual Reports on Form 10-K which may include the years ended December 31, 2023, 2024 & 2025 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024, June 30, 2024, September 30, 2024, March 31, 2025, June 30, 2025, September 30, 2025 and March 31, 2026 in the coming weeks.

Based on the Company’s preliminary analysis (subject to revision, if determined to be appropriate, in the amendments to the Reports listed in the immediately preceding paragraph), the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025 and the related notes have been restated to correct the errors. The balance sheet as of December 31, 2025 also has been restated. The financial statements for the three and six months ended June 30, 2026 were prepared using the corrected inventory-costing methodology and therefore are not themselves restated

The effects of the restatement on the previously issued financial statements presented or otherwise required to be disclosed in this Quarterly Report are set forth below. “As Previously Reported” amounts are derived from the applicable filed financial statements. “Adjustment” amounts reflect the correction of the inventory-costing errors and the related income-tax and per-share effects. Certain amounts may not sum due to rounding.

Effect on the consolidated balance sheet

December 31, 2025

Line item	As Previously Reported	Adjustment	As Restated
Inventories, net	$18,511	$(3,548)	$14,963
Total current assets	28,776	(3,548)	25,228
Total assets	50,055	(3,548)	46,507
Accumulated deficit	(98,638)	(3,548)	(102,186)
Total stockholders’ equity	17,634	(3,548)	14,086
Total liabilities and stockholders’ equity	50,055	(3,548)	46,507

Effect on the consolidated statements of operations

Three months ended June 30, 2025

Line item	As Previously Reported	Adjustment	As Restated
Cost of revenue	$14,482	(566)	13,916
Gross profit	5,877	566	6,443
Research and development expense	955	—	955
Selling, general and administrative expense	3,012	—	3,012
Operating income	1,910	553	2,476
Interest expense, net	87	—	87
Other income, net	1,234	—	1,234
Income before income taxes	3,057	553	3,623
Provision for income taxes	390	—	390
Net income	2,667	566	3,233
Net income per share — basic	$0.04	—	$0.04
Net income per share — diluted	$0.04	—	$0.04
Weighted-average shares — basic	70,200,039	—	70,200,039
Weighted-average shares — diluted	72,580,679	—	72,580,679

Six months ended June 30, 2025

Line item	As Previously Reported	Adjustment	As Restated
Cost of revenue	$25,725	(830)	24,895
Gross profit	9,259	830	10,089
Research and development expense	1,973	—	1,973
Selling, general and administrative expense	5,120	—	5,120
Operating income	2,166	830	2,996
Interest expense, net	263	—	263
Other income, net	1,234	—	1,234
Income before income taxes	3,137	830	3,967
Provision for income taxes	390	—	390
Net income	2,747	830	3,577
Net income per share — basic	$0.04	$0.01	$0.05
Net income per share — diluted	$0.04	$0.01	$0.05
Weighted-average shares — basic	70,151,928	—	70,151,928
Weighted-average shares — diluted	72,497,929	—	72,497,929

Effect on the previously issued first-quarter 2026 financial statements

March 31, 2026 — consolidated balance sheet

Line item	As Previously Reported	Adjustment	As Restated
Inventories, net	$17,559	$(3,744)	$13,815
Total current assets	26,413	(3,744)	22,672
Total assets	47,794	(3,744)	44,050
Accumulated deficit	(99,404)	(3,744)	(103,148)
Total stockholders’ equity	16,967	(3,744)	13,223
Total liabilities and stockholders’ equity	47,794	(3,744)	44,050

Three months ended March 31, 2026 — consolidated statement of operations

Line item	As Previously Reported	Adjustment	As Restated
Cost of revenue	$9,620	196	9,816
Gross profit	3,337	(196)	3,141
Research and development expense	1,042	—	1,042
Selling, general and administrative expense	2,799	—	2,799
Operating loss	(504)	(196)	(700)
Loss before income taxes	(766)	(196)	(962)
Provision for income taxes	—	—	—
Net loss	(766)	(196)	(962)
Net loss per share — basic	$(0.01)	$0.00	$(0.01)
Net loss per share — diluted	$(0.01)	$0.00	$(0.01)

Effect on the consolidated statement of cash flows

Six months ended June 30, 2025

Line item	As Previously Reported	Adjustment	As Restated
Net income	$2,747	830	3,577
Inventories, net	435	(830)	(395)
Net cash used in operating activities	(7,875)	—	(7,875)
Net increase in cash	2,699	—	2,699
Cash at end of period	$4,108	—	$4,108

Effect on stockholders’ equity

Line item	As Previously Reported	Adjustment	As Restated
Accumulated deficit — December 31, 2024	$(100,428)	(4,593)	$(105,021)
Total stockholders’ equity — December 31, 2024	14,946	(4,593)	10,353
Q1 2025 net income	80	263	343
Q2 2025 net income	2,667	566	3,233
Accumulated deficit — June 30, 2025	(97,681)	(4,505)	(102,186)
Total stockholders’ equity — June 30, 2025	18,188	(3,764)	14,424

The cumulative pretax inventory overstatement at December 31, 2024 was $4,613. The corresponding opening-equity adjustment must be stated net of the final income-tax effect and must be aligned with the earliest period presented after the complete December 31, 2023 bridge is available.

Related disclosures

The Company has updated Note 7 Inventories, net to present corrected inventory by class. The Company also evaluated the effects of the restatement on its debt arrangements, liquidity disclosures and classification of obligations; see Note 6 for additional information.

Independent Accountant Review Not Completed

 The Company's independent registered public accounting firm has not completed its review of the accompanying interim financial statements in accordance with the standards of the Public Company Accounting Oversight Board.  Accordingly, these unaudited interim financial statements should be considered “not reviewed."

 The Company is filing this Quarterly Report on Form 10-Q prior to completion of the auditor’s review. Upon completion of the review, and if necessary, the Company intends to file an amendment to this Form 10-Q to include any required updates and remove this disclosure regarding the incomplete review.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Solésence, Inc. (“Solésence”, “Company”, “we”, “our”, or “us”) is a science- and technology-driven consumer health company which, along with its wholly owned subsidiary, Solésence, LLC (our “Solésence beauty science subsidiary”), is focused across beauty and health care markets. Through working with selected customers (“clients,” “brand partners”), we offer skin health and beauty products infused with SPF protection and other key health claims as fully finished goods for sun care, skin care, color cosmetics, and scalp applications. While a few legacy products remain, these areas are no longer considered strategic, and all, along with medical diagnostics, fall into the advanced materials product category.

Results of Operations

Total revenue was $15,332 for the three months ended June 30, 2026, compared to $20,359 for the same period in 2025. Total revenue was $28,290 for the six months ended June 30, 2026, compared to $34,984 for the same period in 2025. Much of our revenue was from our three largest customers for the three- and six-month periods ended June 30, 2026 and 2025, respectively. This reflects sales to our largest customers for our consumer products and sales of APIs to our largest customer in personal care ingredients. This is the revenue breakdown, as a percentage of total revenue, from the customers referenced above during the three- and six-month periods ended June 30, 2026 and 2025, respectively:

		Three months ended June 30,		Six months ended June 30,
Customer #	Product Category	2026	2025	2026	2025
1	Consumer Products	58%	33%	48%	23%
2	Consumer Products	7%	27%	1%	19%
3	Personal Care Ingredients	1%	13%	13%	12%
	Total	66%	73%	62%	54%

Product revenue, the primary component of our total revenue, was $15,286 for the three months ended June 30, 2026, compared to $20,261 during the same period of 2025, and was $28,205 for the six months ended June 30, 2026, compared to $34,836 during the same period of 2025. The decrease was due to a new customer launch and supply to their distribution channels, resulting in higher sales in 2025 when compared to 2026.

Other revenue was $46,000 and $85,000 for the three- and six-month periods ended June 30, 2026, compared to $98,000 and $148,000 for the same periods in 2025, respectively. Other revenue comprises primarily laboratory testing fees and developmental or licensing fees. The decrease was due to fewer tests being billed in 2026 compared to 2025.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue was $10,548 for the three months ended June 30, 2026, compared to $13,916 for the same period in 2025, and was $20,400 for the six months ended June 30, 2026, compared to $24,895 for the same period in 2025. The decrease was primarily due to lower sales in 2026 compared to 2025 and improved production efficiency in 2026 compared to 2025.

Operating efficiency, including the implementation of lean management practices, is a key area of focus for the company. Our company's growth in both complexity and scale since 2023 has required increases in our fixed manufacturing costs to ensure continued compliance with the requirements of manufacturing and distributing FDA-regulated products in an increasingly consumer-centric industry. These requirements, when combined with increases in scale and the number of customers, increase the variety and number of sku’s in our inventory. Improving overall equipment effectiveness and throughput through lean management will help the company maintain a competitive cost position and drive improvements in our operating margins as a percentage of total revenue. Selected automation will also enable the company to gain additional margin leverage as our business volume grows.

Research and development expense, which includes all expenses relating to the technology and advanced engineering groups, primarily consists of costs associated with the development of new technology platforms that are core to the company’s market competitiveness, along with the development of finished product formulations for skin care, color cosmetics, sun care, and scalp applications. Our patented technologies also create a competitive advantage for our customers, allowing them to differentiate their business in an increasingly competitive market and gain additional market share. Our technology position also contributes to improved customer retention and a stronger long-term supply position at favorable pricing for the company.

Research and development expense was $947 for the three months ended June 30, 2026, compared to $955 for the same period in 2025. For the six months ended June 30, 2026 research and development expense was $1,990, compared to $1,973 for the same period in 2025. Research and development costs remained flat from year to year.

Selling, general and administrative expense was $3,680 for the three months ended June 30, 2026, compared to $3,012 for the same period in 2025. For the six months ended June 30, 2026, selling, general and administrative expense was $6,479, compared to $5,120 for the same period in 2025. The increase was due to higher professional service costs amounts in connection with the Refy Settlement Agreement (as described below) recorded in June.

Inflation

In Company-wide operations, we believe inflation has not had a material effect on our operations or financial position for 2026, although we have seen increases in our costs. We expect supplier price increases and wage and benefit inflation, both of which represent a significant component of our costs of operations, may have a material effect on our operations and financial position in 2026 and beyond. We will apply our best efforts to pass through cost increases to our customers. If we are unable to pass through any increases due to contractual limitations or conditions in our markets specifically, this could reduce margins and net income.

Liquidity and Capital Resources

Cash, cash proceeds and use of cash for the six months ended June 30, 2026 and 2025, and year ended December 31, 2025 were:

	Six months ended June 30, 2026	Six months ended June 30, 2025	Year ended December 31, 2025
Total cash	$1,046	$4,108	$1,288
Cash provided by (used in) operating activities	1,708	(7,875)	(8,567)
Net cash used in investing activities	(997)	(1,275)	(2,143)
Net cash (used in) provided by financing activities	(953)	11,849	10,589

The net cash provided by operating activities during the six months ended June 30, 2026 was primarily due to profitable operations and additional prepayments for future orders.

The net cash used in investing activities during the six months ended June 30, 2026 was primarily due to investments in new equipment.

The net cash used in financing activities during the six months ended June 30, 2026 was primarily due to reducing the outstanding related part debt.

Our actual future capital requirements in 2026 and beyond will depend on many factors, including customer acceptance of our current and potential future consumer products, APIs sold as ingredients in the skin health markets, medical diagnostics ingredients, and other engineered materials, applications, and products, continued progress in research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand our manufacturing capabilities and to market and sell these products and ingredients. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the potential for significant unplanned growth with existing customers. Depending on the success of certain projects, and conditions within the markets supplying labor and materials for capital equipment, we expect that capital spending relating to currently known capital needs for 2026 will be between $0.5 million and $1.5 million, to be funded by profit from operations, our existing loans and lines of credit, and possible new debt financing. If those projects are delayed or ultimately prove unsuccessful, or if we fail to be able to support the additional cost of funding them in the near term, we expect our capital expenditures may fall below the lower end of the range. Similarly, substantial success in business development projects may cause the actual 2026 capital investment to exceed the top of this range.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to a material weakness in internal control over financial reporting related to the accounting for inventory costs, including the accumulation, allocation and review of labor and manufacturing overhead costs capitalized into inventory.

Management identified deficiencies in controls over the determination and allocation of labor and manufacturing overhead costs included in inventory. As a result of these deficiencies, management determined that errors existed in previously issued financial statements related to inventory and cost of sales and concluded that those financial statements should no longer be relied upon. Management is in the process of evaluating and preparing the amendments and restatements of its previously issued financial statements that will be required to correct these errors.

Notwithstanding the material weakness described above, management performed additional analyses and other procedures and believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.

Management has begun implementing remediation measures designed to address the material weakness, including reassessing inventory costing methodologies, evaluating labor and manufacturing overhead allocation practices and assumptions, enhancing management review controls, strengthening documentation supporting inventory valuation processes and increasing oversight by personnel with appropriate accounting and cost accounting expertise. A material weakness will not be considered remediated until the applicable controls have operated for a sufficient period of time and management concludes, through testing, that such controls are operating effectively.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended June 30, 2026, management identified the material weakness described above and initiated remediation efforts designed to address the underlying control deficiencies. These efforts include evaluating and refining labor and manufacturing overhead cost pools and allocation methodologies, enhancing management review controls over inventory accounting and valuation, and strengthening supporting documentation and oversight of inventory costing activities. The Company expects to continue implementing these remediation activities during the remainder of 2026.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

As previously disclosed, on July 6, 2026, Solésence, LLC entered into a Settlement Agreement and Release (the “Refy Settlement Agreement”) with Refy Beauty Ltd (“Refy”). Pursuant to the Refy Settlement Agreement, Solésence, LLC and Refy agreed to settle and compromise disputes relating to certain consumer care products previously sold by Solésence, LLC to Refy. Under the Refy Settlement Agreement, Solésence, LLC agreed to pay Refy the British Pound Sterling equivalent of $938,000 in twelve equal installments of $78,166.66 with the first installment due on August 5, 2026 and each subsequent payment due 30 days after the preceding payment date. The parties further agreed to a six month exclusivity period for the development of a new SPF product and potential negotiation of a new supply agreement for such SPF product. If the parties enter into such a supply agreement, the final six scheduled installment payments would instead be credited toward the purchase of the SPF product under the supply agreement.

The description of the terms and conditions of the Refy Settlement Agreement does not purport to be complete and is qualified in its entirety by the full text of the Refy Settlement Agreement, which was filed, with confidential portions redacted, as an exhibit to our Current Report on Form 8-K filed on July 10, 2026.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
Exhibit 101	The following materials from Solésence, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Shareholders Equity, (4) the Statements of Cash Flows, and (5) the Notes to Unaudited Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLÉSENCE, INC.

Date: August 19, 2026	By:	/s/ KEVIN CURETON
Kevin Cureton
President and Chief Executive Officer
Principal Executive Officer

SOLÉSENCE, INC.

Date: August 19, 2026	By:	/s/ LAURA RIFFNER
Laura Riffner
Chief Financial Officer
Principal Financial Officer