Form 10-K/A
period 2024-12-31
SOLESENCE, INC.
filed 2026-11-10
CIK 883107

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

Securities registered pursuant to Section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based upon the last reported sale price of the registrant’s common stock on June 30, 2024 was $27,254,231 as of such date.

The number of shares outstanding of the registrant’s common stock, par value $.01, as of March 28, 2025 was 70,103,279.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Original Filing”).

We are filing this Amendment to restate our audited consolidated financial statements and related financial information for the fiscal year ended December 31, 2024, and to present our corrected financial statements for 2023, including disclosures regarding the impact of those corrections.

Background of the Restatement

As previously disclosed in its Quarterly Report on Form 10-Q filed August 19, 2026, and in its Current Report on Form 8-K filed on August 21, 2026, during its review of inventory accounting in connection with the preparation of its unaudited condensed consolidated financial statements for the quarter ended June 30, 2026, Solésence, Inc., formerly known as Nanophase Technologies Corporation (the “Company”), identified errors in its historical accounting for labor and overhead included in inventories. The historical process allocated certain labor and overhead between raw materials and finished goods using budget-based percentages and allocation bases that were not sufficiently supported. The process also did not consistently limit capitalized costs to eligible acquisition and production costs, allocate variable overhead based on actual activity, or adjust standard or budgeted amounts so that they approximated actual cost. The Company concluded that the historical process did not comply with the inventory-costing requirements in ASC 330, Inventory.

As a result, inventories were overstated and cost of revenue was misstated. The errors also affected gross profit, operating income (loss), income (loss) before income taxes, net income (loss), basic and diluted earnings (loss) per share, accumulated deficit, total stockholders’ equity and related disclosures in the periods affected. The Company determined the correction from its accounting records, including general-ledger and inventory detail, cost-pool and burden-rate schedules, inventory roll-forwards and the Company’s internal inventory-cost model.

After considering the requirements of ASC 250, Accounting Changes and Error Corrections, and the quantitative and qualitative factors in SEC Staff Accounting Bulletin (“SAB”) Topic 1.M and Topic 1.N, on August 17, 2026, the Audit Committee, Board of Directors and Executive Officers of the Company concluded that the Company’s previously issued consolidated financial statements as of and for the years ended December 31, 2023, 2024, and 2025, as of and for the three months ended March 31, 2024, 2025, and 2026, as of and for the three and six months ended June 30, 2024 and 2025, and as of and for the three and nine months ended September 30, 2024 and 2025 should no longer be relied upon. The Company is filing amendments to its Annual Reports on Form 10-K for the years ended December 31, 2024 and 2025 and its Quarterly Reports on Form 10-Q for the quarters ended September 30, 2025, March 31, 2026 and June 30, 2026.

The Company previously disclosed in its Form 10-Q filed on August 19, 2026 and in its Current Report on Form 8-K filed on August 21, 2026 that the Company had anticipated including among the preceding amendments a separate amendment to its Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 10-K”). However, following further evaluation of the appropriate and least confusing reporting approach, the Company determined that a separate amendment to the 2023 10-K is not necessary or appropriate. The restated financial statements for that year, together with the related disclosures regarding the nature and impact of the corrections, are included in this Amendment.

The Company believes that presenting the restated 2023 financial information within this Amendment provides investors with the complete relevant corrected historical financial information, including with respect to the year ended 2023, without the need for a separate amendment to the 2023 10-K.

The Audit Committee has discussed with the Company’s independent accountant the matters disclosed herein.

Impact of the Restatement

The corrections resulted in a change in inventory on our Consolidated Balance Sheets and a corresponding change in cost of revenue on our Consolidated Statement of Operations. The effects of the Restatement on our previously reported Consolidated Statements of Operations, Consolidated Balance Sheets, Consolidated Statements of Stockholders’ Equity, and Consolidated Cash Flows are detailed in Note 3, "Restatement of Previously Issued Financial Statements," to the Consolidated Financial Statements included in Item 8 of this Amendment. This Amendment also amends Part III, Item 11, “Executive Compensation,” to provide disclosure regarding the recovery of erroneously awarded incentive-based compensation in connection with the restatement.

Internal Controls and Assessments

In connection with this Restatement, management has re-evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2024. Management identified material weaknesses in inventory costing and in oversight and review of financial reporting and restatement activities. Accordingly, our internal controls and disclosure controls and procedures were not effective as of December 31, 2024. See Item 9A, "Controls and Procedures," for additional information and our remediation plans.

Scope of this Amendment

This Amendment includes revisions to, among other things: Item 7, Item 8, Item 9A, Item 11, & Item 15.

Except as described above, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update disclosures in the Original Filing in any way. This Amendment should be read in conjunction with the Original Filing and our other subsequent filings with the SEC.

 PART II

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

Results of Operations

Years Ended December 31, 2024 and 2023

The financial information for 2024 and 2023 discussed below reflects the restatement described in Note 3 to the consolidated financial statements.

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

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue, as restated, increased to $39,295,000 in 2024, compared to $30,019,000 in 2023, as restated. Higher materials and direct labor costs, as well as increased supply chain and maintenance costs associated with increased sales volume, contributed to the year-over-year increase. Gross profit, as restated, increased to $13,052,000 in 2024 from $7,278,000 in 2023, as restated, and gross margin increased to approximately 24.9% from 19.5%. We expect to continue new materials development and dispersion technologies for personal care applications and for our formulated Solésence products during 2025 and beyond, as part of our business model. At current revenue levels we have generated a positive gross margin, though margins can be impeded by the cyclicality of our demand, often leading to the Company not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support higher levels of revenue volume. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to cut costs and pass commodity market-driven raw materials increases on to customers, and the speed and efficiency with which we are able to scale up production for our Solésence products. We expect that, as product revenue volume increases, our fixed manufacturing costs will be more efficiently absorbed, which should lead to increased margins as we grow. We expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets and cost and wage inflation but may or may not realize gross margin percentage growth through 2025 and beyond, dependent upon the factors discussed above.

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

Liquidity and Capital Resources

Cash, cash proceeds and use of cash for 2024 and 2023 were:

	For the year ended December 31,
	2024	2023
Total cash	$1,409,000	$1,722,000
Net cash provided by (used in) operating activities	1,971,000	(2,006,000)
Net cash used in investing activities	(4,558,000)	(1,051,000)
Net cash provided by financing activities	2,274,000	2,593,000

Net cash provided by operating activities was $1,971,000 in 2024, compared to net cash used in operating activities of $2,006,000 in 2023, an improvement of $3,977,000. Net income, as restated, was $1,099,000 in 2024, compared to a net loss, as restated, of $4,937,000 in 2023. The improvement in operating cash flow reflected higher earnings and greater sources of operating cash from accounts payable, deferred revenue and accrued expenses, partly offset by greater uses of operating cash for inventories, receivables, prepaid expenses and other assets, and changes in operating lease assets and liabilities. The restatement did not change net cash provided by or used in operating activities in either year because the changes to net income or loss were offset by the corresponding changes in the inventory reconciliation. Cash capital expenditures amounted to approximately $4,558,000 and $1,051,000 for the years ended December 31, 2024 and 2023, respectively. We did not dispose of or sell any assets during 2024 or 2023.

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

As a result of the restatements the Company would have been in default of the Inventory Revolving Loan Effective August 17, 2026, Beachcorp, LLC provided a waiver of all breaches and defaults under the Inventory Facility as a result of the foregoing up to a maximum of $3,000,000 per occurrence, of over-advances on the Inventory Revolving Loans. The Company does not expect there to be any prospective impact on the compliance or availability of the Inventory Revolving Loan.

On September 30, 2026, the Company entered into a Fourth Amendment to the Amended and Restated Business Loan Agreement to extend its maturity to May 31, 2028.

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

We have federal net operating loss carryforwards for tax purposes of approximately $44 million on December 31, 2024 Because the Company may experience “ownership changes” within the meaning of the U.S. Internal Revenue Code (“IRC”) in connection with any future equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the IRC. If not utilized, $36 million of this loss carryforward will expire between 2024 and 2037. Given changes to the IRC, net operating loss carryforwards generated after January 1, 2018 do not expire, therefore, $7.7 million in net operating losses generated since January 1, 2018 do not expire. We have Illinois net loss deduction carryforwards for tax purposes of approximately $18.5 million on December 31, 2024. Due to the provisions of Illinois Public Act 102-0669 signed November 16, 2021, Illinois net loss deductions expire between 2029 and 2039.

Because of uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities.

Item 8. Financial Statements and Supplementary Data

The financial statements, with the report of independent auditors, listed in Item 15 appear on pages F-1 through F-[21] of this Form 10-K/A.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

In connection with the restatement of the Company’s previously issued consolidated financial statements included in this Form 10-K/A, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), reevaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2024. Based on that reevaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2024 because of the material weaknesses in internal control over financial reporting described below. This conclusion supersedes the conclusion that our disclosure controls and procedures were effective as of December 31, 2024 stated in our originally filed Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

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

In connection with the restatement, management reassessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness exists when one or more deficiencies in internal control over financial reporting create a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis.

Material Weakness in Inventory Costing

The Company did not design and maintain effective controls over the determination, accumulation, allocation, review and application of labor and manufacturing overhead costs capitalized into inventory.

Specifically, the Company did not establish and maintain effective controls to provide for:

•	Identification and capitalization of only eligible inventory acquisition and production costs;
•	Allocation of variable production overhead based on actual production activity;
•	Adjustment of standard or budgeted cost amounts to ensure those amounts reasonably approximated actual cost;
•	Sufficient documentation supporting cost pools, burden rates, allocation methodologies, and significant assumptions; and
•	An effective management review of the completeness, accuracy, and appropriateness of the inventory-costing calculation.

These deficiencies, considered in combination, constituted a material weakness that existed as of December 31, 2024. The material weakness resulted in errors affecting inventory, cost of revenue and related financial statement accounts and disclosures. The errors are corrected in the restated consolidated financial statements included in this Form 10-K/A. See the restatement disclosures in the notes to those financial statements.

Material Weakness in Oversight and Review of Financial Reporting and Restatement Activities

The Company did not design and maintain effective supervisory and review controls over the financial reporting process, including the identification, evaluation, correction, and disclosure of accounting errors and restatements.

Specifically, the Company did not establish and maintain effective controls to:

●	Ensure that personnel and advisors responsible for performing, reviewing, and overseeing key accounting and financial reporting controls possess the appropriate level of knowledge and experience, including sufficient SEC reporting, financial reporting, and technical accounting expertise, to effectively execute those controls and address necessary accounting matters and financial statement corrections;

●	Ensure that accounting analyses, methodologies, assumptions, allocations, and conclusions used in restatement calculations were sufficiently reviewed before being finalized;

●	Verify the completeness, accuracy, consistency, and supportability of adjustments recorded in connection with the restatement;

●	Ensure that, following the identification of a restatement, revised financial information is complete and accurate and is subject to appropriate accounting analysis, supporting documentation, and review procedures sufficient to prevent or detect material misstatements; and

●	Evaluate whether accounting positions and allocation methodologies were consistently and accurately applied across all affected reporting periods.

As a result of these deficiencies, management did not timely identify errors and unsupported assumptions within the restatement calculations, including errors in the allocation of departmental costs among inventory and cost-of-sales cost pools, inconsistencies in the application of methodologies across reporting periods, and adjustments that lacked sufficient support under accounting principles generally accepted in the United States of America (U.S. GAAP).

The material weakness also impacted the Company's ability to complete and file corrected financial information in a proficient manner. There is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements would not be prevented or detected on a timely basis.

Based on this reassessment and the COSO criteria, management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024 because of the material weaknesses described above. This conclusion supersedes management’s conclusion in the originally filed Form 10-K that internal control over financial reporting was effective as of December 31, 2024.

This annual report does not include an opinion of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K/A.

Inventory Costing Remediation Activities Subsequent to December 31 2024

The Company intends to implement remediation measures that include:

●	Reassessing the Company’s inventory-costing methodologies and formalizing the policy;

●	Evaluating and refining labor and manufacturing overhead cost pools, allocation practices, methodologies, and assumptions;

●	Strengthening documentation supporting burden rates, inventory valuation and costing activities;

●	Establishing periodic reassessment requirements and comparisons of actual manufacturing costs with capitalized amounts;

●	Enhancing management review controls over inventory accounting and valuation, including defined review thresholds and documentation requirements;

●	Strengthening technical cost-accounting and U.S. GAAP expertise through training, additional resources and/or external specialists; and

●	Increasing oversight by personnel with appropriate accounting and cost-accounting expertise.

Financial Reporting Oversight and Review Remediation Activities Subsequent to December 31 2024

The Company intends to implement remediation measures that include:

●	Enhancing executive management oversight of significant accounting matters;

●	Enhancing controls over the review and oversight of third-party specialists and advisors engaged to assist with infrequent transactions, including accounting corrections and related financial reporting matters;

●	Implementing additional review controls over technical accounting analyses and application of U.S. GAAP, supporting calculations and burden rates, significant estimates and allocations, and quarterly adjustments of inventory to actual costs;

●	Increasing the involvement of personnel with appropriate financial reporting, SEC reporting, and technical accounting expertise; and

●	Evaluating staffing levels, competencies, and organizational structure within the finance and accounting function to ensure adequate resources are available to support financial reporting obligations.

Neither material weakness will be considered remediated until the applicable controls have been designed and implemented, have operated for a sufficient period, and management has concluded through testing that they are operating effectively. Correction of the financial statement errors does not, by itself, remediate either material weakness.

Changes in Internal Control Over Financial Reporting

The Company’s management, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), confirm that there was no change in the Company’s internal control over financial reporting during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation for each of our named executive officers in U.S. dollars for the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Jess Jankowski	2024	$357,072	$—	$39,738	$26,969	$423,779
Chief Executive Officer	2023	$341,409	$—	$5,521	$27,919	$374,849
Kevin Cureton	2024	$309,256	$—	$39,738	$21,299	$370,293
Chief Operating Officer	2023	$294,492	$—	$5,521	$22,704	$322,717

(1)	Any amounts earned during 2024 and 2023 would typically have been paid in early-to-mid 2025 and 2024, respectively. Bonus compensation is driven by Company performance against its goals as ultimately determined by the Compensation Committee of the Board of Directors (“Compensation Committee”). A set of Company-level objectives is created at the beginning of the year, focusing on total revenue, revenue growth, particular sources of revenue growth, business development achievements, cash flows and related targets, as well as a small discretionary component designed to capture items not specifically listed. Each measure has varying levels of achievement, which is reflected in the aggregate bonus measurement. The resulting bonus calculation is then applied to each individual’s bonus potential as a percentage of salary. Performance milestones were achieved in 2024 and related bonuses will be paid. Performance milestones were not achieved in 2023 and related bonuses were not paid
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

Recovery of Erroneously Awarded Compensation

On August 17, 2026, the Audit Committee, the Board of Directors and the Executive Officers of the Company concluded that the Company was required to prepare an accounting restatement to correct errors in previously issued financial statements relating to the capitalization and allocation of labor and manufacturing overhead costs in inventory. The restatement is described in Note 3 to the consolidated financial statements included in this Amendment.

In connection with the restatement, the Company applied its Clawback Policy (the “Recovery Policy”), adopted pursuant to Exchange Act Rule 10D-1 and Nasdaq Listing Rule 5608. The Compensation Committee determined that the Company was required to recover an aggregate of $252,785 of erroneously awarded incentive-based compensation received by certain current and former executive officers during the applicable recovery period, consisting of the fiscal years ended 2023, 2024, and 2025 (all of which compensation was based on fiscal year 2024 results and paid in 2025).

 The recoverable amount is based on the Compensation Committee having awarded incentive compensation for fiscal year 2024 by applying minimum income-related thresholds to its performance metrics for any incentive compensation to be awarded. The Committee determined that the recalculated income-related results for fiscal year 2024 were below these thresholds. The Committee then further determined that the entire $252,785 amount of incentive compensation awarded to and received by the executive officers was therefore subject to clawback recovery. The recoverable amount was determined without regard to taxes paid by the affected executive officers.

 The Company is accounting for the changes to compensation on a prospective basis when the clawback feature is triggered and when the recovery contingency occurs. The Company recorded a receivable and other income of $111,000 in the third quarter of 2026 for the compensation recovery that was probable. As of October 9, 2026, the Company had recovered $94,338, and $158,447 remained outstanding. The Compensation Committee will seek recovery of the remaining portion of the erroneously awarded incentive compensation from the executive officers in accordance with the Clawback Policy during the remainder of fiscal year 2026 and into 2027.

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

Emphasis of Matter

As discussed in Note 3 to the financial statements, the 2024 and 2023 financial statements have been restated to correct a misstatement.

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

Inventory Excess and Obsolete Reserve

As described within Note 2 and Note 5 to the consolidated financial statements, the Company has recorded an allowance to reduce inventory relating to excess quantities or the obsolescence of certain products. As of December 31, 2024, the Company has reported inventories of approximately $15,616,000, net of an excess and obsolete reserve of $1,657,000. The Company monitors the value of inventory for the effects of aging, obsolescence, and seasonality, and recognizes a reserve equal to the value of inventory that will likely not be consumed in production or sold and therefore will experience an impairment. Such inventory may consist of materials nearing expiration, soon-to-be obsolete products or raw materials that are no longer regularly used.

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

Our audit procedures related to the Company’s evaluation of the excess and obsolete inventory reserve included the following primary procedures, among others:

●	We reviewed the Company’s accounting policy to understand management’s estimation methodology and their significant assumption, assess consistency and identify changes from prior years.

●	We performed corroborative inquiries with management and those in purchasing, operations, warehousing and production to understand the basis for the reserve.

●	We evaluated the reasonableness of the significant assumption used by management including those related to identifying materials nearing expiration, soon-to-be obsolete products or raw materials that are no longer regularly used.

●	We tested the completeness, accuracy and relevance of the underlying data used in management’s estimate of excess and obsolete inventory.

●	We tested the calculations and application of management’s methodologies related to the valuation of excess and obsolete inventory.

●	We performed a comparison of current year activity to the prior year reserve to assess the reasonableness of the Company’s reserves and identify potential indicators of management bias that may be present.

●	We obtained management’s evaluation of the reasonableness of their significant assumption and reperformed calculations within to test for mathematical accuracy. We tested the completeness of the inventory subjected to their analysis. In addition, we tested the reliability of data underpinning management’s analysis, including historical sales and usage data.

/s/ RSM US LLP

We have served as the Company’s auditor since 2001.

Milwaukee, Wisconsin

March 31, 2025, except for Notes 3 and 4, as to

which the date is November 10, 2026

SOLESENCE, INC.

CONSOLIDATED BALANCE SHEETS (AS RESTATED)

	As of December 31,
	2024 (As Restated)	2023 (As Restated)
	(in thousands except share and per share data)
ASSETS
Current assets:
Cash	$1,409	$1,722
Trade accounts receivable	5,655	3,692
Allowance for credit losses	(786)	(225)
Trade accounts receivable, net	4,869	3,467
Inventories, net	15,616	8,516
Prepaid expenses and other current assets	2,803	1,082
Total current assets	24,697	14,787

Equipment and leasehold improvements, net	12,734	8,668
Operating leases, right of use	7,917	7,907
Other assets, net	3	4
Total assets	$45,351	$31,366
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit – accounts receivable, related party	$—	$2,810
Line of credit – inventory, related party	4,000	—
Current portion of term debt, related party	—	2,000
Term debt, related party	1,000	—
Current portion of operating lease obligations	1,260	1,297
Accounts payable	9,093	6,260
Deferred revenue	5,571	2,353
Accrued expenses	4,849	869
Total current liabilities	25,773	15,589

Long-term portion of operating lease obligations	9,037	9,152
Long-term line of credit – inventory, related party	—	5,000
Long-term debt, related party	—	1,000
Asset retirement obligations	246	238
Total long-term liabilities	9,283	15,390

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 95,000,000 and 60,000,000 shares authorized; 70,103,279 and 49,627,254 shares issued and outstanding on December 31, 2024 and 2023, respectively	700	496
Additional paid-in capital	114,674	106,069
Accumulated deficit	(105,079)	(106,178)
Total stockholders’ equity	10,295	387
Total liabilities and stockholders’ equity	$45,351	$31,366

 (See accompanying Notes to Consolidated Financial Statements)

SOLESENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (AS RESTATED)

	Years ended December 31,
	2024 (As Restated)	2023 (As Restated)
	(in thousands except share and per share data)
Revenue:
Product revenue	$51,890	$36,641
Other revenue	457	656
Total revenue	52,347	37,297

Operating expense:
Cost of revenue	39,295	30,019
Gross profit	13,052	7,278

Research and development expense	3,837	3,837
Selling, general and administrative expense	7,219	7,534
Net income (loss) from operations	1,996	(4,093)
Interest expense	670	838
Net income (loss) before provision for income taxes	1,326	(4,931)
Provision for income taxes	227	6

Net income (loss)	$1,099	$(4,937)

Net income (loss) per share-basic	$0.02	$(0.10)

Weighted average number of basic common shares outstanding	62,350,459	49,556,305

Net income (loss) per share-diluted	$0.02	$(0.10)

Weighted average number of diluted common shares outstanding	65,028,815	49,556,305

(See accompanying Notes to Consolidated Financial Statements)

SOLESENCE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (2024 AND 2023 AS RESTATED)

 (in thousands except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit (As Restated)
Description	Shares	Amount	Shares	Amount			Total (As Restated)
Balance on December 31, 2022 (previously reported)	—	$—	49,320,680	$493	$105,226	$(100,070)	$5,649
Restatement adjustment (Note 3)	—	—	—	—	—	(968)	(968)
Balance on December 31, 2022 (as restated)	—	$—	49,320,680	$493	$105,226	$(101,038)	$4,681
Cumulative effect of accounting changes related to expected credit losses	—	—	—	—	—	(203)	(203)
Issuances of shares and stock option exercises	—	—	306,574	3	151	—	154
Stock-based compensation	—	—	—	—	773	—	773
Rights offering expense	—	—	—	—	(81)	—	(81)
Net loss for the year ended December 31, 2023 (as restated)	—	—	—	—	—	(4,937)	(4,937)
Balance on December 31, 2023 (as restated)	—	$—	49,627,254	$496	$106,069	$(106,178)	$387
Issuances of shares and stock option exercises	—	—	20,476,025	204	7,880	—	8,084
Stock-based compensation	—	—	—	—	725	—	725
Net income for the year ended December 31, 2024 (as restated)	—	—	—	—	—	1,099	1,099
Balance on December 31, 2024 (as restated)	—	$—	70,103,279	$700	$114,674	$(105,079)	$10,295

(See accompanying Notes to Consolidated Financial Statements)

SOLESENCE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED)

	Years Ended December 31,
	2024 (As Restated)	2023 (As Restated)
	(in thousands)
Operating activities:
Net income (loss)	$1,099	$(4,937)
Adjustments to reconcile net income (loss) to cash provided by (used) in operating activities:
Depreciation and amortization	928	742
Share-based compensation	725	773
Changes in assets and liabilities related to operations:
Trade accounts receivable, net	(1,402)	1,064
Inventories, net	(7,100)	(645)
Prepaid expenses and other assets	(1,721)	(216)
Accounts payable	2,399	(503)
Deferred revenue	3,218	165
Accrued expenses	3,988	(146)
Net changes in right-of-use assets and lease liabilities – operating	(163)	1,697
Net cash provided by (used in) operating activities	1,971	(2,006)

Investing activities:
Acquisition of equipment and leasehold improvements	(4,558)	(1,051)
Net cash used in investing activities	(4,558)	(1,051)

Financing activities:
Payments to line of credit – accounts receivable, related party	(2,810)	(1,472)
(Payments to) proceeds from line of credit - inventory, related party	(1,000)	2,000
Payments to term loans, related party	(2,000)	(1,346)
Proceeds from term loans, related party	—	3,338
Proceeds from issuance of mezzanine preferred stock	6,000	—
Proceeds from exercise of stock options	2,084	73
Net cash provided by financing activities	2,274	2,593
Decrease in cash	(313)	(464)
Cash at beginning of period	1,722	2,186
Cash at end of period	$1,409	$1,722

Supplemental cash flow information:
Cash paid for interest	$637	$752

Supplemental non-cash investing and financing activity:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$434	$400
Conversion of mezzanine preferred stock	6,000	—
Right-of-use asset obtained in exchange for a lease liability	1,019	182

(See accompanying Notes to Consolidated Financial Statements)

SOLESENCE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data or as otherwise noted herein)

(1)	Description of Business

Nanophase Technologies Corporation, now known as Solesence, Inc. (“Solésence,” “Company,” “we,” “our,” or “us”), is a science-driven company which, along with its wholly owned subsidiary, Solésence, LLC (our “Solésence consumer products subsidiary”), is focused in various skin health- and beauty- markets.  Using consumer health as our end-goal and science and innovation to guide the path, skin health and medical diagnostics combined currently make up the great majority of our business and drive our forward growth strategy.  We offer engineered materials, formulation development and commercial manufacturing through an integrated family of technologies. Our expertise in materials engineering allows us to effectively coat and disperse particles on a nano and “non-nano” scale for use in a variety of skin health markets, including for use in sunscreens as active ingredients and as fully developed prestige skin care and cosmetics products, marketed and sold through our consumer products line.  Additionally, we continue to sell products in legacy markets, including medical diagnostics, architectural coatings, industrial coating applications, abrasion-resistant additives, and plastics additives, all of which fall into the advanced materials product category.

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

The Company recorded net income, as restated, of $1,099 and positive cash flow from operations in 2024. At December 31, 2024, current liabilities exceeded current assets, as restated, by $1,076.  In addition, the company reduced outstanding debt. As explained in Note 4, the Company’s debt has been refinanced to extend maturity to May 31, 2028. Management believes that current liquidity and expected borrowing capacity are sufficient to fund operations and substantial doubt is not raised regarding the Company's ability to continue as a going concern. See Note 4 for additional information.

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

Inventories, Net

Inventories are stated at the lower of cost, maintained on an average cost basis, or net realizable value. Cost includes applicable direct costs and allocated manufacturing overhead. The inventory-costing correction is described in Note 3. We have recorded allowances to reduce inventory relating to excess quantities of certain materials. Write-downs of inventories establish a new cost basis, which is not increased for future increases in market value of inventories or changes in estimated excess quantities.

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

Our financial instruments include cash, accounts receivable, accounts payable and accrued expenses, along with any short-term and long-term borrowings as described in Note 4. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses are reasonable estimates of their fair value due to the short-term nature. The fair value of short-term and long-term debt approximates carrying value based on comparison of terms to similar debt offering in the marketplace.

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

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses. Customers’ deposits, deferred revenue and other receipts are deferred and recognized when the revenue is realized and earned. Cash payments to customers are classified as reductions of revenue in our statements of operations. For select customers the Company may pay volume rebates which are variable in nature due the amount the select customer will take. In 2024 one customer earned a volume rebate of $35. In 2023 no volume rebates were recorded because the customers did not meet required volumes.

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

Contract balances for the years ended December 31, 2024, 2023, and 2022 are as follows:

	Accounts Receivable	Contract Liabilities
2022	$4,734	$2,188
2023	3,467	2,353
2024	4,869	5,571

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

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Years Ended December 31,
	2024 (As Restated)	2023 (As Restated)
Numerator: (in Thousands)
Net income (loss)	$1,099	$(4,937)

Denominator:
Weighted average number of basic common shares outstanding	62,350,459	49,556,305
Weighted average additional shares assuming conversion of in-the-money stock options to common shares	2,678,356	—
Weighted average number of diluted common shares outstanding	65,028,815	49,556,305

Basic earnings per common share:
Net income (loss) per share – basic	$0.02	$(0.10)
Diluted earnings per common share:
Net income (loss) per share – diluted	$0.02	$(0.10)

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

(3)	Restatement of Previously Issued Consolidated Financial Statements

The Company has restated its previously issued consolidated financial statements as of December 31, 2024 and 2023 and for the years then ended to correct errors in the determination and application of overhead burden rates used in inventory costing. The errors resulted in overstated raw materials and finished goods inventories, on a net basis after considering the overstatement of reserves for excess and obsolete inventories and understated cost of revenue. The correction decreased inventories, total assets and stockholders’ equity and increased accumulated deficit. The restatement has changed the Consolidated Financial Statements and Notes 1, 2, 5, 9 and 14.

The correction reduced net inventories by approximately $4.651 million and $1.515 million at December 31, 2024 and 2023, respectively. Net inventories as restated include reserves for excess and obsolete inventory of $1.657 million and $0.639 million, respectively. Cost of revenue increased by approximately $3.136 million and $0.547 million for the years ended December 31, 2024 and 2023, respectively.

The 2023 correction includes approximately $0.968 million of inventory overstatement that existed at December 31, 2022. The cumulative $0.968 million correction is reflected in beginning inventory and accumulated deficit for 2023, and the remaining $0.547 million correction was reflected in 2023 cost of revenue.

The restatement adjustments presented below do not impact previously reported provisions for income taxes of $227 and $6 for 2024 and 2023, however, components of deferred taxes and the related valuation allowance have been corrected in Note 9. Weighted-average basic and diluted common shares outstanding were unchanged.

The restatement did not affect actual cash receipts or payments. With respect to the consolidated statement of cash flows, the changes to net income (loss) and the year-over-year change in inventory balance offset each other, resulting in no change to net cash provided by (used in) operating activities. Net cash flows from investing and financing activities and beginning and ending cash balances were also unchanged.

Consolidated Balance Sheet
December 31, 2024

The following tables summarize the effects of the restatement. Amounts are in thousands, except per-share amounts.

	As Previously Reported	Restatement Adjustment	As Restated
Inventories, net	$20,267	$(4,651)	$15,616
Total current assets	29,348	(4,651)	24,697
Total assets	50,002	(4,651)	45,351
Accumulated deficit	(100,428)	(4,651)	(105,079)
Total stockholders’ equity	14,946	(4,651)	10,295
Total liabilities and stockholders’ equity	50,002	(4,651)	45,351

Consolidated Statement of Operations
Year Ended December 31, 2024

	As Previously Reported	Restatement Adjustment	As Restated
Cost of revenue	$36,159	$3,136	$39,295
Gross profit	16,188	(3,136)	13,052
Income from operations	5,132	(3,136)	1,996
Income before income taxes	4,462	(3,136)	1,326
Net income	4,235	(3,136)	1,099

Net Income (Loss) Per Common Share
Year Ended December 31, 2024

	As Previously Reported	Restatement Adjustment	As Restated
Basic	$0.07	$(0.05)	$0.02
Diluted	0.07	(0.05)	0.02

Consolidated Statement of Stockholders’ Equity
Year Ended December 31, 2024

	As Previously Reported	Restatement Adjustment	As Restated
Accumulated deficit at December 31, 2023	$(104,663)	$(1,515)	$(106,178)
Net income	4,235	(3,136)	1,099
Accumulated deficit at December 31, 2024	(100,428)	(4,651)	(105,079)
Total stockholders’ equity at December 31, 2024	14,946	(4,651)	10,295

Consolidated Statement of Cash Flows
Year Ended December 31, 2024

	As Previously Reported	Restatement Adjustment	As Restated
Net income	$4,235	$(3,136)	$1,099
Change in inventories	(10,236)	3,136	(7,100)
Net cash provided by operating activities	1,971	—	1,971

Consolidated Balance Sheet
December 31, 2023

	As Previously Reported	Restatement Adjustment	As Restated
Inventories, net	$10,031	$(1,515)	$8,516
Total current assets	16,302	(1,515)	14,787
Total assets	32,881	(1,515)	31,366
Accumulated deficit	(104,663)	(1,515)	(106,178)
Total stockholders’ equity	1,902	(1,515)	387
Total liabilities and stockholders’ equity	32,881	(1,515)	31,366

Consolidated Statement of Operations
Year Ended December 31, 2023

	As Previously Reported	Restatement Adjustment	As Restated
Cost of revenue	$29,472	$547	$30,019
Gross profit	7,825	(547)	7,278
Loss from operations	(3,546)	(547)	(4,093)
Loss before income taxes	(4,384)	(547)	(4,931)
Net loss	(4,390)	(547)	(4,937)

Net Income (Loss) Per Common Share
Year Ended December 31, 2023

	As Previously Reported	Restatement Adjustment	As Restated
Basic	$(0.09)	$(0.01)	$(0.10)
Diluted	(0.09)	(0.01)	(0.10)

Consolidated Statement of Stockholders’ Equity
Year Ended December 31, 2023

	As Previously Reported	Restatement Adjustment	As Restated
Accumulated deficit at December 31, 2022, after adoption of the expected-credit-loss standard	$(100,273)	$(968)	$(101,241)
Net loss	(4,390)	(547)	(4,937)
Accumulated deficit at December 31, 2023	(104,663)	(1,515)	(106,178)
Total stockholders’ equity at December 31, 2023	1,902	(1,515)	387

Consolidated Statement of Cash Flows
Year Ended December 31, 2023

	As Previously Reported	Restatement Adjustment	As Restated
Net loss	$(4,390)	$(547)	$(4,937)
Change in inventories	(1,192)	547	(645)
Net cash used in operating activities	(2,006)	—	(2,006)

(4)	Related Party Notes and Lines of Credit

Notes and lines of credit consist of the following:

		As of December 31,
		2024		2023
	Rate	Available	Outstanding Balance	Available (restated)	Outstanding Balance
Libertyville Bank & Trust (1)	8.50%	$30	$—	$30	$—
Libertyville Bank & Trust (2)	8.50%	500	—	500	—
Beachcorp, LLC (3)	8.25%	5,604	—	3,298	2,810
Beachcorp, LLC (4)	8.25%	5,200	4,000	4,524	5,000
Strandler, LLC (5)	8.25%	1,000	1,000	1,000	1,000
Strandler, LLC (6)	9.25%	—	—	2,000	2,000

1)	Since July 2014, we have maintained a bank-issued letter of credit for up to $30 in borrowings, with interest at the prime rate plus 1%, to support our obligations under our Romeoville, Illinois facility lease agreement. No borrowings have been incurred under this promissory note. It is our intention to renew this note annually. Because there were no amounts outstanding on the note at any time during 2024 or 2023, we have recorded no related liability on our balance sheet.

2)	On December 21, 2021, the existing credit agreement with Libertyville was converted for use to support our obligations under our newly leased manufacturing and warehouse space in Bolingbrook, Illinois. Interest on drawn balances will be at the prime rate plus 1%. This credit agreement has a maturity of December 22, 2025. We expect to renew this agreement annually, as the lease requires. This credit agreement is secured by all the unencumbered assets of the Company and has superior collateral rights to those credit facilities with Beachcorp, LLC and Strandler, LLC.

3)	On January 28, 2022, the Company entered into an Amended and Restated Business Loan Agreement (the “A&R Loan Agreement”), which amends and restates the Master Agreement between the Company and Beachcorp, LLC, and a new promissory note in order to evidence the A/R Revolver facility, including an amendment to expand the limit on the A/R Revolver Facility from $6,000 to $8,000, reduce the interest rate to the prime rate plus 0.75%, and extend the maturity of the A/R Revolver Facility to March 31, 2024. On March 1, 2024, the Company entered into a Second Amendment to the Amended and Restated Business Loan Agreement extending the maturity of the A/R Revolver Facility to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Amended and Restated Business Loan Agreement to expand the limit on the A/R Revolver Facility from $8,000 to $12,000, and extend its maturity to April 30, 2027. On September 30, 2026, the Company entered into a Fourth Amendment to the Amended and Restated Business Loan Agreement to extend its maturity to May 31, 2028.

4)	On January 28, 2022, the Company entered into the A&R Loan Agreement and a new revolving loan agreement (“Inventory Facility”) with Beachcorp, LLC, and a new promissory note in order to evidence the Inventory Facility. The maximum borrowing amount under the Inventory Facility was $4,000, with a borrowing base consisting of up to 50% of the value of qualified inventory of the Company. The interest rate for the Inventory Revolver is at the prime rate plus 0.75%, and it was set to mature on March 31, 2024. On November 13, 2023, the Company entered into a Replacement Promissory Note with Beachcorp, LLC replacing the Inventory Facility promissory note executed on January 28, 2022. The maximum borrowing amount under the replacement Inventory Facility was increased to $5,200, with a borrowing base consisting of up to 55% of the value of qualified inventory of the Company. The interest rate for the replacement Inventory Revolver remains at the prime rate plus 0.75%. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Inventory Revolver Facility to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Business Loan Agreement to expand the limit on the Inventory Revolver Facility from $5,200 to $10,000, and extend its maturity to April 30, 2027. On September 30, 2026, the Company entered into a Fourth Amendment to the Business Loan Agreement to extend its maturity to May 31, 2028. As described above in Note 3 (Restatement of Previously Issued Consolidated Financial Statements), the Company recently identified errors in its historical accounting for labor and overhead included in inventories. As a result, inventories were overstated in past borrowing base calculations under the Inventory Facility. Effective and dated as of August 17, 2026, Beachcorp, LLC provided a waiver of all breaches, defaults and events of default under the Inventory Facility as a result of the inventory related accounting matters described in Note 3, with respect to up to $3,000 per occurrence, of over-advances on the Inventory Revolving Loans. The Company does not expect there to be any prospective impact on the compliance or availability of the Inventory Facility.

5)	On January 28, 2022, the Company entered into an additional Business Loan Agreement (the “New Term Loan Agreement”) with Strandler, LLC, which effectively transferred or assigned the Term Loan to Strandler, LLC from Beachcorp, LLC. Interest on the New Term Loan is at the prime rate plus 0.75%. Strandler, LLC is also an affiliate of Bradford T. Whitmore. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to April 30, 2027. On September 30, 2026, the Company entered into a Fourth Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to May 31, 2028. On November 4, 2026, Strandler, LLC assigned to Whitmore Holdings, LLC all of its rights as a lender under the New Term Loan agreement.

6)	On November 13, 2023, the Company entered into a new Promissory Note (the “Bridge Note”) with Strandler, LLC. The maximum borrowing amount under the Bridge Note was $2,000. The interest rate for the Bridge Note was at the prime rate plus 0.75%, and it was to mature on May 13, 2024. The Bridge Note was repaid in February 2024.

The Company classifies the line of credit – accounts receivable as current because we are required to pay back the borrowings as cash is received from our customers. The company’s remaining debt is presented within the Consolidated Balance Sheet as of December 31, 2024, and 2023 in accordance with the maturity dates in the financing agreements.

Beachcorp, LLC, Strandler, LLC and Whitmore Holdings. LLC are affiliates of Mr. Bradford T. Whitmore, who beneficially owns a majority of the Company’s common stock and is the brother of Ms. R. Janet Whitmore, a director of the Company and the chair of the Company’s board of directors. The A/R Revolver Facility, the Inventory Facility and the New Term Loan are all secured by all the unencumbered assets of the Company and subordinated to the Company’s credit facility with Libertyville Bank & Trust. The Company’s loan agreements with Strandler, LLC and Beachcorp, LLC were amended on September 30, 2026 to extend their maturity dates to May 31, 2028.

Related party interest expense consists of the following:

	Twelve Months Ended December 31,
	2024	2023
Interest expense, related parties	$656	$770

Accrued interest consists of the following:

	As of December 31,
	2024	2023
Accrued interest expense, related parties	$36	$81

Outstanding balances associated with related parties are as follows:

As of December 31,
	2024	2023
Beachcorp, LLC	$4,000	$7,810
Strandler, LLC	1,000	3,000

(5)	Inventories, net as Restated

Inventories consist of the following:

	As of December 31,
	2024 (As Restated)	2023 (As Restated)
Raw materials	$12,860	$7,030
Finished goods	4,413	2,125
Inventory reserve	(1,657)	(639)
Total Inventories, net	$15,616	$8,516

(6)	Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	As of December 31,
	2024	2023
Machinery and equipment	$23,551	$23,339
Office equipment	1,014	1,014
Office furniture	126	126
Leasehold improvements	5,153	5,157
Construction in progress	5,706	931
	35,550	30,567
Less: Accumulated depreciation and amortization	(22,816)	(21,899)
	$12,734	$8,668

Depreciation expense was $918 and $732, for the years ended December 31, 2024 and 2023, respectively.

(7)	Lease Commitments

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

Quantitative information regarding the Company’s leases is as follows:

	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023
Components of lease cost
Operating lease cost components:
Operating lease cost	1,944	1,881
Variable lease cost	684	581
Short-term lease cost	334	112
Sub-lease income	(511)	(786)
Total operating lease costs	2,451	1,788
Total lease cost	$2,451	$1,788

Supplemental cash flow information related to leases is as follows for the years ended December 31, 2024 and 2023:

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$2,115	$172
Lease liabilities arising from obtaining right-of-use assets	$1,019	$182
Weighted-average remaining lease term-operating leases (in years)	6.8	7.9
Weighted-average discount rate-operating leases	7.6%	7.1%

The future maturities of the Company’s operating leases as of December 31, 2024 are as follows:

2025	$1,975
2026	1,909
2027	1,965
2028	1,587
2029	1,591
Thereafter	4,022
Total payments	$13,049
Less amounts representing interest	(2,752)
Total minimum payments required	$10,297

The Company subleases a portion of a leased industrial building that is used primarily for the storage of furniture, equipment and displays used for retail sales. The arrangement is not with a related party.

Payments received by the Company for this sublease are comprised of two components, which include base rent and Common Area Maintenance (CAM) charges. While the base rent is fixed, the CAM charges are indexed directly to the Master Lease and are expected to be adjusted periodically as actual costs are incurred. However, the executed sublease agreement specifically itemizes these costs with a provision that informs the sublessee that the CAM charges will be adjusted (up or down) based on actual amounts once this information becomes known. As such, the nature of the charges is more closely representative of a fixed payment (an “in-substance fixed” charge) with the adjustments occurring simply to “true up” the listed CAM charges once actual charges from the head lessor become known. As sublessor, the Company has elected the practical expedient to not separate lease and non-lease components in disclosing future undiscounted cashflows and treats the combined components as a single lease component.

As sublessor, the Company is subletting to one tenant on a month-to-month arrangement.

(8)	Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2024	2023
Accrued payroll and related expenses	$1,824	$255
Accrued accounts payable	1,597	128
Other	1,428	486
Total	$4,849	$869

(9) Income Taxes as Restated

Our net income tax provision, including both current and deferred, related to U.S. federal and state income taxes, is $227. Our current federal and deferred tax expenses are zero.

A reconciliation of the income tax provision (benefit) to the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes for the years ended December 31, 2024 and 2023 is as follows:

	2024 (As restated)	2023 (As restated)
Income tax provision (benefit) at statutory rate	$278	$(1,037)
Over/under accrual of income taxes	(9)	(3)
Nondeductible expenses	5	23
Record tax credits	(116)	(118)
Permanent tax deduction stock options exercised	(27)	(63)
State income tax, net of federal benefits	179	(187)
Expiration of net operating losses and credits	990	1,468
Effect of change in deferred tax rate	49	45
Expiration of stock options	46	60
Other	(3)	21
Change in valuation allowance	(1,165)	(203)
	$227	$6

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income taxes consist of the following:

	As of December 31,
	2024 (As restated)	2023 (As restated)
Deferred tax liabilities:
Excess tax depreciation	$(496)	$(477)
ASC 842 operating lease asset	(1,938)	(1,975)
Total deferred tax liabilities	(2,434)	(2,452)

Deferred tax assets:
Net operating loss carryforwards	$10,565	$12,371
179 Carryforwards	—	245
163(j) Business interest limitation carryforwards	90	302
Inventory and other allowances	639	229
Excess book amortization	60	60
174 research and experimental expenditures	1,053	902
Share-based compensation	788	530
Tax credits	189	118
ASC 842 Operating Lease Liability	2,520	2,610
Other accrued costs	293	13
Total deferred tax assets	16,197	17,380

Less: valuation allowance	(13,763)	(14,928)
Deferred income taxes	$—	$—

The valuation allowance decreased approximately $1.2 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively (net of approximately $8.1 million and $7.1 million for the years ended December 31, 2024 and 2023, respectively, for expiring net operating loss carryforwards and credits) due principally to the change in the net operating loss carryforward and uncertainty as to whether future taxable income will be generated prior to the expiration of the carryforward period. Under the Internal Revenue Code, certain ownership changes, including the prior issuance of preferred stock and our public offering of common stock, may subject us to annual limitations on the utilization of our net operating loss carryforward. As of December 31, 2024, it has been determined that we are not subject to annual limitations on the utilization of our net operating loss carryforward.

We have federal net operating loss carryforwards for tax purposes of approximately $44 million on December 31, 2024. $36 million expire between 2024 and 2037. All net operating loss carryforwards generated after January 1, 2018 do not expire. Therefore, $7.7 million in net operating losses generated since January 1, 2018 do not expire. We have Illinois net loss deduction carryforwards for tax purposes of approximately $18.5 million on December 31, 2024. Due to the provisions of Illinois Public Act 102-0669 signed November 16, 2021, Illinois net loss deductions expire between 2029 and 2039.

(10)	Capital Stock

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

(13)	Significant Customers

We had three significant customers for the year ended December 31, 2024.

Revenues from these three customers, as a percentage of total Company revenue, was approximately:

		For the years ended
		December 31,
Customer #	Product Category	2024	2023
1	Consumer Products	32%	17%
2	Personal Care Ingredients	13%	25%
3	Consumer Products	7%	15%
	Total	52%	57%

Accounts receivable balances for these three customers were approximately as follows (in thousands):

Customer #	Product Category	December 31, 2024	December 31, 2023
1	Consumer Products	$2,366	$1,288
2	Personal Care Ingredients	160	—
3	Consumer Products	309	864
	Total	$2,835	$2,152

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

(14)	Business Segmentation and Geographical Distribution

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

The Chief Operating Decision Maker uses gross profit and net income to evaluate Company performance and in what way to allocate resources. Significant segment expenses, which are the same as the entity as a whole, are as follows:

Years Ended December 31,
	2024 (As Restated)	2023 (As Restated)
Total revenue	$52,347	$37,297
Employee costs	12,933	10,811
Contractors and professional services	7,815	6,588
Materials and supplies	18,695	15,216
Depreciation	928	742
Interest expense	670	838
Other income	(2)	(4)
Tax expense	318	101
Facilities	3,413	2,870
Shipping	1,193	760
Testing	917	1,078
IT services	1,091	1,060
Insurance	785	721
Manufacturing other expense	992	604
Selling, general and administrative Other expense	1,500	849
Total expenses	51,248	42,234
Net income (loss)	1,099	(4,937)

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

Our operations comprise a single business segment and all of our long-lived assets are located within the United States. We categorize our revenue stream into three main product categories, personal care ingredients, advanced materials and consumer products. The revenues for 2024 and 2023 by category are as follows:

	For the years ended December 31
Product Category	2024	2023
Consumer Products	$44,373	$25,211
Personal Care Ingredients	6,827	9,277
Advanced Materials	1,147	2,809
Total Sales	$52,347	$37,297

(15)	Subsequent Event

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

As explained in Note 4, the Company’s debt has been refinanced to extend maturity to May 31, 2028. See Note 4 for additional information.

EXHIBIT INDEX

Exhibit
Number

23.1	Consent of RSM US LLP. (filed herewith)

31.1	Certification of the Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act. (filed herewith)

31.2	Certification of the Chief Financial Officer (principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act. (filed herewith)

32.1	Certification of the Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. Section 1350. (filed herewith)

32.2	Certification of the Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350. (filed herewith)

101	The following materials from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Cash Flows, (4) the Statements of Stockholders’ Equity, and (5) the Notes to the Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of November 2026.

SOLÉSENCE, INC.

By:	/s/ Kevin Cureton
Kevin Cureton
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of November, 2026.

Signature	Title

/s/ Kevin Cureton	President, Chief Executive Officer (principal executive officer),
Kevin Cureton	and Director

/s/ Laura Riffner	Chief Financial Officer (principal financial and accounting officer)
Laura Riffner

/s/ R. Janet Whitmore	Chair of the Board of Directors
R. Janet Whitmore

/s/ Laura Beres	Director
Laura Beres

/s/ Mark E. Miller	Director
Mark E. Miller

/s/ Marc James	Director
Marc James