Form 10-Q/A
period 2025-09-30
SOLESENCE, INC.
filed 2026-11-10
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our Quarterly Report on Form 10-Q for the period ended September 30, 2025, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2025 (the “Original Filing”).

We are filing this Amendment to restate our interim consolidated financial statements and related financial information for the period ended September 30, 2025.

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

After considering the requirements of ASC 250, Accounting Changes and Error Corrections, and the quantitative and qualitative factors in SEC Staff Accounting Bulletin (“SAB”) Topic 1.M and Topic 1.N, on August 17, 2026, the Audit Committee, Board of Directors and Executive Officers of the Company concluded that the Company’s previously issued consolidated financial statements as of and for the years ended December 31, 2023, 2024, and 2025, as of and for the three months ended March 31, 2024, 2025, and 2026, as of and for the three and six months ended June 30, 2024 and 2025, and as of and for the three and nine months ended September 30, 2024 and 2025 should no longer be relied upon. The Company is filing amendments to its Annual Reports on Form 10-K for the years ended December 31, 2024 and 2025 and its Quarterly Reports on Form 10-Q for the quarters ended September 30, 2025, March 31, 2026 and June 30, 2026. The restated 2023 financial statements and related correction disclosures are included in the 2024 Form 10-K/A; a separate amendment to the 2023 Form 10-K will not be filed.

The Audit Committee has discussed with the Company’s independent accountant the matters disclosed herein.

Impact of the Restatement

The corrections resulted in a change in inventory on our Consolidated Balance Sheets and a corresponding change in cost of revenue on our Consolidated Statement of Operations. The effects of the Restatement on our previously reported Consolidated Statements of Operations, Consolidated Balance Sheets, and Consolidated Cash Flows are detailed in Note 3, "Restatement of Previously Issued Financial Statements," to the Consolidated Financial Statements included in Part I - Item 1 of this Amendment.

Internal Controls and Assessments

In connection with this Restatement, management has re-evaluated the effectiveness of our internal controls over financial reporting as of September 30, 2025. Management identified material weaknesses in inventory costing and in oversight and review of financial reporting and restatement activities. Accordingly, our internal controls and disclosure controls and procedures were not effective as of September 30, 2025. See Part I - Item 4, "Controls and Procedures," for additional information and our remediation plan.

Scope of this Amendment

This Amendment includes revisions to, among other things: Part I - Item 1, Item 2, & Item 4, and Part II – Item 6.

Except as described above, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update disclosures in the Original Filing in any way. This Amendment should be read in conjunction with the Original Filing and our other subsequent filings with the SEC.

SOLÉSENCE, INC.

QUARTER ENDED SEPTEMBER 30, 2025

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SOLÉSENCE, INC.

CONSOLIDATED BALANCE SHEETS (AS RESTATED)

(Unaudited Consolidated Condensed)

	As of
	September 30, 2025 (As Restated)	December 31, 2024 (As Restated)
	(in thousands except share and per share data)
ASSETS
Current assets:
Cash	$429	$1,409
Trade accounts receivable	11,438	5,655
Allowance for credit losses	(1,729)	(786)
Trade accounts receivable, net	9,709	4,869
Inventories, net	15,127	15,616
Prepaid expenses and other current assets	3,785	2,803
Total current assets	29,050	24,697

Equipment and leasehold improvements, net	13,938	12,734
Operating leases, right of use	7,257	7,917
Other assets, net	—	3
Total assets	$50,245	$45,351
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit – accounts receivable, related party	$5,316	$—
Current portion of line of credit – inventory, related party	—	4,000
Current portion of term debt, related party	—	1,000
Current portion of operating lease obligations	1,224	1,260
Accounts payable	4,826	9,093
Deferred revenue	1,197	5,571
Accrued expenses	5,301	4,849
Total current liabilities	17,864	25,773

Long-term portion of operating lease obligations	8,144	9,037
Long-term portion of line of credit– inventory, related party	9,500	—
Long-term portion of term debt, related party	1,000	—
Asset retirement obligations	252	246
Total long-term liabilities	18,896	9,283

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 95,000,000 shares authorized; 70,536,845 and 70,103,279 shares issued and outstanding on September 30, 2025 and December 31 2024, respectively	705	700
Additional paid-in capital	115,323	114,674
Accumulated deficit	(102,543)	(105,079)
Total stockholders’ equity	13,485	10,295
Total liabilities and stockholders’ equity	$50,245	$45,351

 (See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (AS RESTATED)

(Unaudited Consolidated Condensed)

	Three months ended September 30,		Nine months ended September 30,
	2025 (As Restated)	2024 (As Restated)	2025 (As Restated)	2024 (As Restated)
Revenue:
Product revenue	$14,533	$16,785	$49,369	$39,479
Other revenue	64	81	212	301
Total revenue	14,597	16,866	49,581	39,780

Operating expense:
Cost of revenue	11,123	11,089	36,043	28,108
Gross profit	3,474	5,777	13,538	11,672

Research and development expense	1,082	970	3,055	2,746
Selling, general and administrative expense	3,069	1,934	8,188	5,321
Net (loss) income from operations	(677)	2,873	2,295	3,605
Interest expense, net	339	153	603	562
Other income, net	—	—	1,234	—
Net (loss) income before provision for income taxes	(1,016)	2,720	2,926	3,043
Provision for income taxes	—	—	390	—

Net (loss) income	$(1,016)	$2,720	$2,536	$3,043

Net (loss) income per share-basic	$(0.01)	$0.04	$0.04	$0.05

Weighted average number of basic common shares outstanding	70,500,925	69,873,394	70,269,539	59,778,119

Net (loss) income per share-diluted	$(0.01)	$0.04	$0.03	$0.05

Weighted average number of diluted common shares outstanding	70,500,925	71,935,394	72,745,662	61,725,119

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (AS RESTATED)
(Unaudited Consolidated Condensed)
For the nine months ended September 30, 2024
(In thousands, except share data)

Description	Preferred shares	Preferred stock	Common shares	Common stock	Additional paid-in capital	Accumulated deficit (As Restated)	Total (As Restated)
Balance on December 31, 2023 (previously reported)	—	$—	49,627,254	$496	$106,069	$(104,663)	$1,902
Restatement adjustment (Note 3)	—	—	—	—	—	(1,515)	(1,515)
Balance on December 31, 2023 (as restated)	—	—	49,627,254	496	106,069	(106,178)	387
Issuance of shares and stock option exercises	—	—	5,233,730	52	1,944	—	1,996
Stock-based compensation	—	—	—	—	160	—	160
Net loss for the three months ended March 31, 2024 (as restated)	—	—	—	—	—	(201)	(201)
Balance on March 31, 2024 (as restated)	—	—	54,860,984	548	108,173	(106,379)	2,342
Issuance of shares and stock option exercises	—	—	15,000,000	150	5,810	—	5,960
Stock-based compensation	—	—	—	—	157	—	157
Net income for the three months ended June 30, 2024 (as restated)	—	—	—	—	—	525	525
Balance on June 30, 2024 (as restated)	—	—	69,860,984	698	114,140	(105,854)	8,984
Issuance of shares and stock option exercises	—	—	88,662	1	39	—	40
Stock-based compensation	—	—	—	—	160	—	160
Net income for the three months ended September 30, 2024 (as restated)	—	—	—	—	—	2,720	2,720
Balance on September 30, 2024 (as restated)	—	—	69,949,646	699	114,339	(103,134)	11,904

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (AS RESTATED)
(Unaudited Consolidated Condensed)
For the nine months ended September 30, 2025
(In thousands, except share data)

Description	Preferred shares	Preferred stock	Common shares	Common stock	Additional paid-in capital	Accumulated deficit (As Restated)	Total (As Restated)
Balance on December 31, 2024 (previously reported)	—	$—	70,103,279	$700	$114,674	$(100,428)	$14,946
Restatement adjustment (Note 3)	—	—	—	—	—	(4,651)	(4,651)
Balance on December 31, 2024 (as restated)	—	—	70,103,279	700	114,674	(105,079)	10,295
Issuance of shares and stock option exercises	—	—	—	—	3	—	3
Stock-based compensation	—	—	—	—	127	—	127
Net income for the three months ended March 31, 2025 (as restated)	—	—	—	—	—	231	231
Balance on March 31, 2025 (as restated)	—	—	70,103,279	700	114,804	(104,848)	10,656
Issuance of shares and stock option exercises	—	—	378,666	4	241	—	245
Stock-based compensation	—	—	—	—	120	—	120
Net income for the three months ended June 30, 2025 (as restated)	—	—	—	—	—	3,321	3,321
Balance on June 30, 2025 (as restated)	—	—	70,481,945	704	115,165	(101,527)	14,342
Issuance of shares and stock option exercises	—	—	54,900	1	36	—	37
Stock-based compensation	—	—	—	—	122	—	122
Net loss for the three months ended September 30, 2025 (as restated)	—	—	—	—	—	(1,016)	(1,016)
Balance on September 30, 2025 (as restated)	—	—	70,536,845	705	115,323	(102,543)	13,485

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED)

(Unaudited Consolidated Condensed)

	Nine months ended September 30,
	2025 (As Restated)	2024 (As Restated)
	(in thousands)
Operating activities:
Net income	$2,536	$3,043
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	676	700
Stock-based compensation	369	477
Changes in assets and liabilities related to operations:
Trade accounts receivable, net	(4,840)	(5,265)
Inventories, net	489	(3,262)
Prepaid expenses and other assets	(982)	(1,979)
Accounts payable	(4,449)	7
Accrued expenses	452	2,345
Deferred revenue	(4,368)	3,875
Change in right of use asset and lease liability, net	(269)	(159)
Net cash used in operating activities	(10,386)	(218)

Investing activities:
Acquisition of equipment and leasehold improvements	(1,693)	(1,965)
Net cash used in investing activities	(1,693)	(1,965)

Financing activities:
Proceeds from line of credit - inventory, related party	5,500	200
Proceeds from line of credit – accounts receivable, related party	5,313	14,875
Payments to line of credit – accounts receivable, related party	—	(17,685)
Payments to term loans, related party	—	(2,000)
Proceeds from issuance of mezzanine preferred stock	—	6,000
Proceeds from issuance of stock and exercise of stock options	286	1,996
Net cash provided by financing activities	11,099	3,386
(Decrease) increase in cash	(980)	1,203
Cash at beginning of period	1,409	1,722
Cash at end of period	$429	2,925

Supplemental cash flow information:
Interest paid	$690	$516
Income Taxes Paid	$325	$—

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$182	$295
Conversion of mezzanine preferred stock	$—	$6,000

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited Consolidated Condensed As Restated)

(In thousands, except share and per share data or as otherwise noted herein)

(1) Basis of Presentation

The accompanying unaudited consolidated condensed interim financial statements of Solésence, Inc. (“Solésence”, “Company”, “we”, “our”, or “us”) reflect all adjustments that, in the opinion of management, are necessary for a fair statement of our financial position and operating results for the interim periods presented. These adjustments consist of normal recurring adjustments and the restatement adjustments described in Note 3. All statements include the results from both Solésence, Inc. and our wholly-owned subsidiary, Solésence, LLC. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

These financial statements should be read in conjunction with our restated consolidated financial statements and notes thereto for the year ended December 31, 2024. The December 31, 2024 balance sheet amounts presented herein agree with that restated annual financial information.

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

(3) Restatement of Previously Issued Unaudited Consolidated Condensed Financial Statements

The Company has restated the previously issued financial information presented in these unaudited consolidated condensed financial statements as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024 to correct errors in the determination and application of overhead burden rates used in inventory costing. The errors resulted in overstated raw materials and finished goods inventories, on a net basis after considering the overstatement of reserves for excess and obsolete inventories and misstated cost of revenue. The correction decreased inventories, total assets and stockholders’ equity and increased accumulated deficit. The restatement has changed the Unaudited Consolidated Financial Statements and Notes 5, 7 and 8.

The correction reduced net inventories by approximately $3.742 million at September 30, 2025 and $4.651 million at December 31, 2024. Net inventories as restated include reserves for excess and obsolete inventory of $2.240 million and $1.657 million at those dates, respectively. Cost of revenue decreased by approximately $0.104 million and $0.909 million for the three and nine months ended September 30, 2025 and increased by approximately $0.325 million and $1.750 million for the corresponding 2024 periods.

Opening accumulated deficit at January 1, 2024 and January 1, 2025 increased by approximately $1.515 million and $4.651 million, respectively, to reflect the cumulative inventory corrections at the preceding year ends.

The restatement did not affect actual cash receipts or payments. With respect to the consolidated statement of cash flows, the changes to net income and the year-over-year change in inventory balance offset each other, resulting in no change to net cash provided by or used in operating activities. Net cash flows from investing and financing activities and beginning and ending cash balances were also unchanged.

The following tables summarize the effects of the restatement. Amounts are in thousands, except per-share amounts.

Condensed unaudited consolidated balance sheet at September 30, 2025

	As Previously Reported	Restatement Adjustment	As Restated
Inventories, net	$18,869	$(3,742)	$15,127
Total current assets	32,792	(3,742)	29,050
Total assets	53,987	(3,742)	50,245
Accumulated deficit	(98,801)	(3,742)	(102,543)
Total stockholders’ equity	17,227	(3,742)	13,485
Total liabilities and stockholders’ equity	53,987	(3,742)	50,245

Condensed consolidated balance sheet at December 31, 2024

	As Previously Reported	Restatement Adjustment	As Restated
Inventories, net	$20,267	$(4,651)	$15,616
Total current assets	29,348	(4,651)	24,697
Total assets	50,002	(4,651)	45,351
Accumulated deficit	(100,428)	(4,651)	(105,079)
Total stockholders’ equity	14,946	(4,651)	10,295
Total liabilities and stockholders’ equity	50,002	(4,651)	45,351

Condensed unaudited consolidated statement of operations for the three months ended September 30, 2025

	As Previously Reported	Restatement Adjustment	As Restated
Cost of revenue	$11,227	$(104)	$11,123
Gross profit	3,370	104	3,474
Income (loss) from operations	(781)	104	(677)
Income (loss) before income taxes	(1,120)	104	(1,016)
Net income (loss)	(1,120)	104	(1,016)
Basic earnings (loss) per share	(0.02)	0.01	(0.01)
Diluted earnings (loss) per share	(0.02)	0.01	(0.01)

Condensed unaudited consolidated statement of operations for the three months ended September 30, 2024

	As Previously Reported	Restatement Adjustment	As Restated
Cost of revenue	$10,764	$325	$11,089
Gross profit	6,102	(325)	5,777
Income (loss) from operations	3,198	(325)	2,873
Income (loss) before income taxes	3,045	(325)	2,720
Net income (loss)	3,045	(325)	2,720
Basic earnings (loss) per share	0.04	—	0.04
Diluted earnings (loss) per share	0.04	—	0.04

Condensed unaudited consolidated statement of operations for the nine months ended September 30, 2025

	As Previously Reported	Restatement Adjustment	As Restated
Cost of revenue	$36,952	$(909)	$36,043
Gross profit	12,629	909	13,538
Income (loss) from operations	1,386	909	2,295
Income (loss) before income taxes	2,017	909	2,926
Net income (loss)	1,627	909	2,536
Basic earnings (loss) per share	0.02	0.02	0.04
Diluted earnings (loss) per share	0.02	0.01	0.03

Condensed unaudited consolidated statement of operations for the nine months ended September 30, 2024

	As Previously Reported	Restatement Adjustment	As Restated
Cost of revenue	$26,358	$1,750	$28,108
Gross profit	13,422	(1,750)	11,672
Income (loss) from operations	5,355	(1,750)	3,605
Income (loss) before income taxes	4,793	(1,750)	3,043
Net income (loss)	4,793	(1,750)	3,043
Basic earnings (loss) per share	0.08	(0.03)	0.05
Diluted earnings (loss) per share	0.08	(0.03)	0.05

Unaudited quarterly net income and loss

	As Previously Reported	Restatement Adjustment	As Restated
Three months ended March 31, 2024	$893	$(1,094)	$(201)
Three months ended June 30, 2024	856	(331)	525
Three months ended September 30, 2024	3,045	(325)	2,720
Three months ended March 31, 2025	80	151	231
Three months ended June 30, 2025	2,667	654	3,321
Three months ended September 30, 2025	(1,120)	104	(1,016)

Unaudited accumulated deficit at the dates presented

	As Previously Reported	Restatement Adjustment	As Restated
December 31, 2023	$(104,663)	$(1,515)	$(106,178)
March 31, 2024	(103,770)	(2,609)	(106,379)
June 30, 2024	(102,914)	(2,940)	(105,854)
September 30, 2024	(99,869)	(3,265)	(103,134)
December 31, 2024	(100,428)	(4,651)	(105,079)
March 31, 2025	(100,348)	(4,500)	(104,848)
June 30, 2025	(97,681)	(3,846)	(101,527)
September 30, 2025	(98,801)	(3,742)	(102,543)

Unaudited total stockholders’ equity at the dates presented

	As Previously Reported	Restatement Adjustment	As Restated
December 31, 2023	$1,902	$(1,515)	$387
March 31, 2024	4,951	(2,609)	2,342
June 30, 2024	11,924	(2,940)	8,984
September 30, 2024	15,169	(3,265)	11,904
December 31, 2024	14,946	(4,651)	10,295
March 31, 2025	15,156	(4,500)	10,656
June 30, 2025	18,188	(3,846)	14,342
September 30, 2025	17,227	(3,742)	13,485

Condensed unaudited consolidated cash flows for the nine months ended September 30, 2025

	As Previously Reported	Restatement Adjustment	As Restated
Net income	$1,627	$909	$2,536
Inventories, net	1,398	(909)	489
Net cash used in operating activities	(10,386)	—	(10,386)
Cash at end of period	429	—	429

Condensed unaudited consolidated cash flows for the nine months ended September 30, 2024

	As Previously Reported	Restatement Adjustment	As Restated
Net income	$4,793	$(1,750)	$3,043
Inventories, net	(5,012)	1,750	(3,262)
Net cash used in operating activities	(218)	—	(218)
Cash at end of period	2,925	—	2,925

(4) Revenues and Other Income

Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration we expect to receive in exchange for those goods. When our ingredients and finished products are shipped, with control being transferred at the shipping point, this is the point in time at which we recognize the related revenue.

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses. Customers’ deposits, deferred revenue and other receipts are deferred and recognized when the revenue is realized and earned. Cash payments to customers are classified as reductions of revenue in our statements of operations. For select customers the Company may pay volume rebates which are variable in nature due to the amount the select customer will take. During the three and nine months ended September 30, 2025, customers earned a volume rebate of $18 and $65 respectively. For the year ended December 31, 2024, one customer earned a volume rebate of $35.

Contract balances at September 30, 2025, December 31, 2024, and December 31, 2023 are as follows:

	Accounts Receivable, net	Contract Liabilities
Balance, December 31, 2023	$3,467	$2,353
Balance, December 31, 2024	4,869	5,571
Balance, September 30, 2025	9,709	1,197

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

(5) Earnings per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share includes the weighted-average incremental shares from stock options when their effect is dilutive. Potential common shares were excluded from diluted earnings per share for the three months ended September 30, 2025 because the Company reported a net loss. Weighted-average incremental shares included in diluted earnings per share were 2,476,123 for the nine months ended September 30, 2025 and 2,062,000 and 1,947,000 for the three and nine months ended September 30, 2024, respectively.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025 (as restated)	2024 (as restated)	2025 (as restated)	2024 (as restated)
Numerator: (in Thousands)
Net (loss) income	$(1,016)	$2,720	$2,536	$3,043

Denominator:
Weighted average number of basic shares outstanding	70,500,925	69,873,394	70,269,539	59,778,119
Weighted average additional shares assuming conversion of in-the-money stock options to common shares and assumed repurchase of common shares by the Company	—	2,062,000	2,476,123	1,947,000
Weighted average number of diluted common shares outstanding	70,500,925	71,935,394	72,745,662	61,725,119

Basic earnings per common share:
Net (loss) income per share – basic	$(0.01)	$0.04	$0.04	$0.05
Diluted earnings per common share:
Net (loss) income per share – diluted	$(0.01)	$0.04	$0.03	$0.05

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

Our financial instruments include cash, accounts receivable, net, accounts payable and accrued expenses, along with any short-term and long-term borrowings as described in Note 7. The carrying values of cash, accounts receivable, net, and accounts payable and accrued expenses are reasonable estimates of their fair value due to the short-term nature of these accounts. The fair value of short-term and long-term debt approximates carrying value based on comparison of terms to similar debt offering in the marketplace.

There were no financial instruments adjusted to fair value on September 30, 2025 and December 31, 2024.

(7) Related Party Notes and Lines of Credit

Notes and lines of credit consist of the following:

		As of September 30, 2025		As of December 31, 2024
	Rate at September 30, 2025	Total Borrowing Capacity (as restated)	Outstanding Borrowed Balance	Total Borrowing Capacity	Outstanding Borrowed Balance
Libertyville Bank & Trust(1)	8.25%	$30	$—	$30	$—
Libertyville Bank & Trust(2)	8.25%	500	—	500	—
Beachcorp, LLC(3)	8.00%	8,196	5,316	5,604	—
Beachcorp, LLC(4)	8.00%	8,128	9,500	5,200	4,000
Strandler, LLC(5)	8.00%	1,000	1,000	1,000	1,000

1)	Since July 2014, we have maintained a bank-issued letter of credit for up to $30 in borrowings, with interest at the prime rate plus 1%, to support our obligations under our Romeoville, Illinois facility lease agreement. No borrowings have been incurred under this promissory note. It is our intention to renew this note annually. Because there were no amounts outstanding on the note at any time during 2025 or 2024, we have recorded no related liability on our condensed consolidated balance sheet.

2)	On December 21, 2021, the existing credit agreement with Libertyville was converted for use to support our obligations under our newly leased manufacturing and warehouse space in Bolingbrook, Illinois. Interest on drawn balances will be at the prime rate plus 1%. This credit agreement has a maturity of December 22, 2025. We expect to renew this agreement annually, as the lease requires. This credit agreement is secured by all the unencumbered assets of the Company and has superior collateral rights to those credit facilities with Beachcorp, LLC and Strandler, LLC.

3)	On January 28, 2022, the Company entered into an Amended and Restated Business Loan Agreement (the “A&R Loan Agreement”), which amends and restates the Master Agreement between the Company and Beachcorp, LLC, and a new promissory note in order to evidence the A/R Revolver facility, including an amendment to expand the limit on the A/R Revolver Facility from $6,000 to $8,000, reduce the interest rate to the prime rate plus 0.75%, and extend the maturity of the A/R Revolver Facility to March 31, 2024. On March 1, 2024, the Company entered into a Second Amendment to the Amended and Restated Business Loan Agreement extending the maturity of the A/R Revolver Facility to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Amended and Restated Business Loan Agreement to expand the limit on the A/R Revolver Facility from $8,000 to $12,000, and extend its maturity to April 30, 2027. On September 30, 2026, the Company entered into a Fourth Amendment to the Amended and Restated Business Loan Agreement to extend its maturity to May 31, 2028.

4)	On January 28, 2022, the Company entered into the A&R Loan Agreement and a new revolving loan agreement (“Inventory Facility”) with Beachcorp, LLC, and a new promissory note in order to evidence the Inventory Facility. The maximum borrowing amount under the Inventory Facility was $4,000, with a borrowing base consisting of up to 50% of the value of qualified inventory of the Company. The interest rate for the Inventory Revolver is at the prime rate plus 0.75%, and it was set to mature on March 31, 2024. On November 13, 2023, the Company entered into a Replacement Promissory Note with Beachcorp, LLC replacing the Inventory Facility promissory note executed on January 28, 2022. The maximum borrowing amount under the replacement Inventory Facility was increased to $5,200, with a borrowing base consisting of up to 55% of the value of qualified inventory of the Company. The interest rate for the replacement Inventory Revolver remains at the prime rate plus 0.75%. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Inventory Revolver Facility to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Business Loan Agreement to expand the limit on the Inventory Revolver Facility from $5,200 to $10,000, and extend its maturity to April 30, 2027. On September 30, 2026, the Company entered into a Fourth Amendment to the Business Loan Agreement to extend its maturity to May 31, 2028. As described above in Note 3 (Restatement of Previously Issued Consolidated Financial Statements), the Company recently identified errors in its historical accounting for labor and overhead included in inventories. As a result, inventories were overstated in past borrowing base calculations under the Inventory Facility. Effective and dated as of August 17, 2026, Beachcorp, LLC provided a waiver of all breaches, defaults and events of default under the Inventory Facility as a result of the inventory related accounting matters described in Note 3, with respect to up to $3,000 per occurrence, of over advances on the Inventory Revolving Loans. The Company does not expect there to be any prospective impact on the compliance or availability of the Inventory Facility.

5)	On January 28, 2022, the Company entered into an additional Business Loan Agreement (the “New Term Loan Agreement”) with Strandler, LLC, which effectively transferred or assigned the Term Loan to Strandler, LLC from Beachcorp, LLC. Interest on the New Term Loan is at the prime rate plus 0.75%. Strandler, LLC is also an affiliate of Bradford T. Whitmore. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to April 30, 2027. On September 30, 2026, the Company entered into a Fourth Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to May 31, 2028. On November 4, 2026, Strandler, LLC assigned to Whitmore Holdings, LLC all of its rights as a lender under the New Term Loan agreement.

The Company classifies the line of credit – accounts receivable as current because we are required to pay back the borrowings as cash is received from our customers. The Company’s remaining debt is presented within the condensed consolidated balance sheet as of September 30, 2025, and December 31, 2024, in accordance with the maturity dates in the financing agreements.

Beachcorp, LLC, Strandler, LLC and Whitmore Holdings, LLC are affiliates of Mr. Bradford T. Whitmore, who beneficially owns a majority of the Company’s common stock and is the brother of Ms. R. Janet Whitmore, a director of the Company and the chair of the Company’s board of directors. The A/R Revolver Facility, the Inventory Facility and the New Term Loan are all secured by all the unencumbered assets of the Company and subordinated to the Company’s credit facility with Libertyville Bank & Trust.

Related party interest expense consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest expense, related parties	$338	$152	$795	$546
Accrued interest expense, related parties	107	46	107	46

Outstanding balances associated with related parties are as follows:

	September 30, 2025	December 31, 2024
Beachcorp, LLC	$14,816	$4,000
Strandler, LLC	1,000	1,000

(8) Inventories, net as Restated

Inventories consist of the following:

	September 30, 2025 (as restated)	December 31, 2024 (as restated)
Raw materials	$12,365	$12,860
Finished goods	5,002	4,413
Inventory reserve	(2,240)	(1,657)
Total Inventories, net	$15,127	$15,616

(9) Capital Stock

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

(10) Significant Customers

We had three significant customers for the three and nine months ended September 30, 2025, and 2024.

Revenues from these three customers, as a percentage of total Company revenue, was approximately:

		Three months ended September 30,		Nine months ended September 30,
Customer #	Product Category	2025	2024	2025	2024
1	Consumer Products	37%	34%	27%	34%
2	Consumer Products	20%	—%	19%	—%
3	Personal Care Ingredients	3%	17%	9%	14%
	Total	60%	51%	55%	48%

 Accounts receivable balances for these three customers were approximately:

		As of September 30,
Customer #	Product Category	2025	2024
1	Consumer Products	$3,724	$3,976
2	Consumer Products	3,565	(2)
3	Personal Care Ingredients	—	1,034
	Total	$7,289	$5,008

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

The Chief Operating Decision Maker assesses performance for the single segment and decides how to allocate resources based on net income and gross profit, both of which are reported in the condensed consolidated statement of operations. The measure of segment assets is reported on the condensed consolidated balance sheet as total assets. The accounting policies of the sole segment are the same as those described in the summary of significant accounting policies in our most recently issued Form 10-K for the year ended December 31, 2024.

The Chief Operating Decision Maker uses gross profit and net income to evaluate Company performance and in what way to allocate resources. Significant segment expenses, which are the same as the entity as a whole, are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025 (as restated)	2024 (as restated)	2025 (as restated)	2024 (as restated)
Total revenue	$14,597	$16,866	$49,581	$39,780

Employee costs	4,546	3,504	11,874	9,580
Contractors and professional services	2,021	2,325	9,225	5,325
Materials and supplies	5,314	5,647	17,081	14,106
Depreciation	225	231	676	700
Interest expense	339	153	603	562
Other income	—	—	(1,234)	—
Tax expense	17	36	464	90
Facilities	1,009	832	2,942	2,404
Shipping	280	251	802	724
Testing	119	212	388	642
IT services	351	279	1,031	781
Insurance	234	198	647	576
Manufacturing other expense	496	17	663	355
Selling, general and administrative expense	662	461	1,883	892
Total Expense	15,613	14,146	47,045	36,737

Net (loss) Income	$(1,016)	$2,720	$2,536	$3,043

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

(12) Contingencies

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

In June 2025, the contingency was resolved with the receipt of $1,729 relating to the ERC and $272 of related interest. Because the payments exceeded the amount requested, the Company recognized $1,234 of ERC income and $194 of related interest income and recorded a $572 liability for the excess ERC payment and estimated related interest. The $1,234 of ERC income was included in other income, net, and the $194 of interest income was netted against interest expense in the condensed consolidated statements of operations for the nine months ended September 30, 2025. These amounts were recognized in the second quarter and were not included in the results for the three months ended September 30, 2025. While management has no indication of a pending review, the IRS may audit ERC payments for several years after they were requested. The $572 liability is currently included in accrued expenses and remains contingent upon expiration of the applicable ERC audit period, which the Company estimates will occur in 2029.

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

		Three months ended September 30,		Nine months ended September 30,
Customer #	Product Category	2025	2024	2025	2024
1	Consumer Products	37%	34%	27%	34%
2	Consumer Products	20%	—%	19%	—%
3	Personal Care Ingredients	3%	17%	9%	14%
	Total Sales	60%	51%	55%	48%

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

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue, as restated for each period, increased to $11,123 for the three months ended September 30, 2025, compared to $11,089 for the same period in 2024, and increased to $36,043 for the nine months ended September 30, 2025, compared to $28,108 for the same period in 2024. The increase in cost of revenue for the nine-month period reflects increased volume, manufacturing operating inefficiencies, and facilities improvements. While we typically pass through costs to our customers, we sometimes cannot pass through all pricing increases on raw materials, and higher material costs can negatively affect gross margin. The Company continues to monitor the potential impact of new tariffs on materials sourced internationally.

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

For the nine months ended September 30, 2025, other income included $1,234 recognized under the Employee Retention Credit (ERC) program. The Company received $272 of related interest and recognized $194 as interest income, netted against interest expense. The ERC is a refundable payroll tax credit made available under the CARES Act and subsequent legislation. These amounts were recognized in the second quarter of 2025 and were not included in the results for the three months ended September 30, 2025. The ERC payments and related interest did not apply to 2024.

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

Net cash used in operating activities during the nine months ended September 30, 2025 was primarily due to increased accounts receivable, net and decreases in accounts payable and deferred revenue, partially offset by net income, a decrease in inventory and increased accrued expenses. The restatement increased nine-month 2025 net income and reduced the inventory adjustment in the operating cash-flow reconciliation by approximately $909 each, with no change to net cash used in operating activities. Net cash used in investing activities was attributable to expenditures on capital equipment. Net cash provided by financing activities was attributable primarily to increased borrowings.

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

Item 4. Controls and Procedures

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

In connection with the restatement of the Company’s previously issued consolidated financial statements included in this Form 10-Q/A, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), reevaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2025. Based on that reevaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2025 because of the material weaknesses in internal control over financial reporting described below. This conclusion supersedes the conclusion that our disclosure controls and procedures were effective as of September 30, 2025 stated in our originally filed Form 10-Q.

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

Specifically, the Company did not establish and maintain effective controls to provide for:

●	Identification and capitalization of only eligible inventory acquisition and production costs;
●	Allocation of variable production overhead based on actual production activity;
●	Adjustment of standard or budgeted cost amounts to ensure those amounts reasonably approximated actual cost;
●	Sufficient documentation supporting cost pools, burden rates, allocation methodologies, and significant assumptions; and
●	An effective management review of the completeness, accuracy, and appropriateness of the inventory-costing calculation.

These deficiencies, considered in combination, constituted a material weakness that existed as of September 30, 2025. The material weakness resulted in errors affecting inventory, cost of revenue and related financial statement accounts and disclosures. The errors are corrected in the restated unaudited consolidated financial statements included in this Form 10-Q/A. See the restatement disclosures in the notes to those financial statements.

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

Based on this reassessment and the COSO criteria, management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024 because of the material weaknesses described above. This conclusion supersedes management’s conclusion in the originally filed Form 10-Q that internal control over financial reporting was effective as of September 30, 2025.

Inventory Costing Remediation Activities Subsequent to September 30, 2025

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

Financial Reporting Oversight and Review Remediation Activities Subsequent to September 30, 2025

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), confirm that there was no change in the Company’s internal control over financial reporting during the period ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101	The following materials from Solésence, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2025, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Shareholders Equity, (4) the Statements of Cash Flows, and (5) the Notes to Unaudited Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLÉSENCE, INC.

Date: November 10, 2026	By:	/s/ KEVIN CURETON
Kevin Cureton
President and Chief Executive Officer
Principal Executive Officer

SOLÉSENCE, INC.

Date: November 10, 2026	By:	/s/ LAURA RIFFNER
Laura Riffner
Chief Financial Officer
Principal Financial Officer