Form 10-K/A
period 2025-12-31
SOLESENCE, INC.
filed 2026-11-10
CIK 883107

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K/A

 (Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “Original Filing”).

On April 23, 2026, Solésence, Inc. (the “Company”) filed Amendment No. 1 to the Original Filing to add Exhibit 97.1, which was inadvertently omitted in the Original Filing. No other items of the Original Filing were amended in Amendment No. 1.

We are filing this Amendment to restate our audited consolidated financial statements and related financial information for the fiscal year ended December 31, 2025.

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

As a result, inventories were overstated and cost of revenue was misstated. The errors also affected gross profit, operating income, income before income taxes, net income, basic and diluted earnings per share, accumulated deficit, total stockholders’ equity and related disclosures in the periods affected. The Company determined the correction from its accounting records, including general-ledger and inventory detail, cost-pool and burden-rate schedules, inventory roll-forwards and the Company’s internal inventory-cost model.

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

The Company previously disclosed in its Form 10-Q filed on August 19, 2026 and in its Current Report on Form 8-K filed on August 21, 2026 that the Company had anticipated including among the preceding amendments a separate amendment to its Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 10-K”). However, following further evaluation of the appropriate and least confusing reporting approach, the Company determined that a separate amendment to the 2023 10-K is not necessary or appropriate. The restated financial statements for that year, together with the related disclosures regarding the nature and impact of the corrections, are included in the 2024 10-K/A.

The Company believes that presenting the restated 2023 financial information within the 2024 10-K/A provides investors with the complete relevant corrected historical financial information, including with respect to the year ended 2023, without the need for a separate amendment to the 2023 10-K.

The Audit Committee has discussed with the Company’s independent accountant the matters disclosed herein.

Impact of the Restatement

The corrections resulted in a change in inventory on our Consolidated Balance Sheets and a corresponding change in cost of revenue on our Consolidated Statement of Operations. The effects of the Restatement on our previously reported Consolidated Statements of Operations, Consolidated Balance Sheets, Consolidated Statements of Stockholders’ Equity, and Consolidated Cash Flows are detailed in Note 3, “Restatement of Previously Issued Financial Statements,” to the Consolidated Financial Statements included in Item 8 of this Amendment. This Amendment also amends Part III, Item 11, “Executive Compensation,” to provide disclosure regarding the recovery of erroneously awarded incentive-based compensation in connection with the restatement.

Internal Controls and Assessments

In connection with this Restatement, management has re-evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2025. Management identified material weaknesses in inventory costing and in oversight and review of financial reporting and restatement activities. Accordingly, our internal controls and disclosure controls and procedures were not effective as of December 31, 2025. See Item 9A, “Controls and Procedures,” for additional information and our remediation plans.

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

Critical Accounting Estimates

Management monitors the value of inventory for the effects of aging, obsolescence, and seasonality. Consistent with the provisions in FASB ASC 330-10-35, we adjust inventory valuation upon management’s determination that the potential for obsolete materials exist. The majority of the reserve is done by specific identification. Factors include inventory in quarantine, aging finished goods or obsolete materials as identified by management Some of the materials in question are nearing expiration and therefore more difficult to sell, some represent soon-to-be obsolete products, and some are raw materials that we no longer use regularly.

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

Results of Operations

Years Ended December 31, 2025 and 2024

The financial information for 2025 and 2024 discussed below reflects the restatement described in Note 3 to the consolidated financial statements.

Total revenue increased to $62,064,000 in 2025, compared to $52,347,000 in 2024. A substantial majority of our revenue for each year is from our largest customers, in particular, sales to our largest customer in skin care and sunscreen applications and finished skin health products marketed through our consumer products. Product revenue, the primary component of our total revenue, increased to $61,794,000 in 2025, compared to $51,890,000 in 2024. This increase was due to an increase in revenue from our consumer products partially offset by decreased personal care ingredients and advanced materials products.

Current Significant Customers

		For the years ended
		December 31,
Customer #	Product Category	2025	2024
1	Consumer Products	29%	32%
2	Consumer Products	16%	—%
3	Personal Care Ingredients	10%	13%
	Total	55%	45%

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue, as restated, increased to $44,982,000 in 2025, compared to $39,295,000 in 2024, as restated. Higher materials and direct labor costs, as well as increased quality and maintenance costs associated with increased sales volume, contributed to the year-over-year increase. Gross profit, as restated, increased to $17,082,000 in 2025 from $13,052,000 in 2024, as restated, and gross margin increased to approximately 27.5% from 24.9%. We expect to continue new materials development and dispersion technologies for personal care applications and for our formulated consumer products during 2026 and beyond, as part of our business model. At current revenue levels we have generated a positive gross margin, though margins can be impeded by the cyclicality of our demand, often leading to the Company not having enough revenue to efficiently absorb manufacturing overhead that is required to work with current customers and expected future customers. We believe that our current fixed manufacturing cost structure is sufficient to support higher levels of revenue volume. The extent to which margins grow, as a percentage of total revenue, will be dependent upon revenue mix, revenue volume, our ability to cut costs and pass commodity market-driven raw materials increases on to customers, and the speed and efficiency with which we are able to scale up production for our Solésence products. We expect that, as product revenue volume increases, our fixed manufacturing costs will be more efficiently absorbed, which should lead to increased margins as we grow. We expect to continue to focus on reducing controllable variable product manufacturing costs, with potential variability related to the commodity metals markets and cost and wage inflation but may or may not realize gross margin percentage growth through 2026 and beyond, dependent upon the factors discussed above.

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

Research and development expense increased to $4,090,000 in 2025, compared to $3,837,000 in 2024. In 2025 labor costs were higher than 2024 and legal and consulting costs were also higher in 2025 compared to 2024. We expect expenses for research and development to remain about the same or decrease slightly in 2026 depending on growth in our consumer products, and related technologies. This expense change will be dependent upon the success we have in developing new products, which adds significantly to outside testing fees to both enhance product development and comply with regulatory requirements.

Selling, general and administrative expense increased to $10,401,000 in 2025, compared to $7,219,000 in 2024. The net increase was largely attributed to an increase in legal costs and labor. We expect 2026 expenses in this area to be slightly lower due to controlling our administrative functions costs, including related staffing. The extent to which this occurs will be dependent upon growth.

Net interest expense increased to $931,000 in 2025, compared to $670,000 in 2024, due to increased usage of the debt facilities and partially offset by lower interest rates than in 2024. The interest expense for 2025 and 2024 related to interest paid relating to our revolving lines of credit for working capital funding and term loans supporting some of our equipment.

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

Liquidity and Capital Resources

Cash, cash proceeds and use of cash for 2025 and 2024 were:

	For the year ended December 31,
	2025	2024
Total cash	$1,288,000	$1,409,000
Net cash (used in) provided by operating activities	(8,567,000)	1,971,000
Net cash used in investing activities	(2,143,000)	(4,558,000)
Net cash provided by financing activities	10,589,000	2,274,000

Net cash used in operating activities was $8,567,000 in 2025, compared to net cash provided by operating activities of $1,971,000 in 2024, a year-over-year decrease of $10,538,000. Net income, as restated, increased to $2,809,000 in 2025 from $1,099,000 in 2024. The decline in operating cash flow primarily reflected payments that reduced accounts payable and accrued expenses and the fulfillment of obligations associated with customer deposits. Higher earnings and lower cash requirements for inventories, prepaid expenses and other assets partly offset those uses of cash. The restatement did not change net cash used in or provided by operating activities in either year because the changes to net income were offset by the corresponding changes in the inventory reconciliation. Cash capital expenditures amounted to approximately $2,143,000 and $4,558,000 for the years ended December 31, 2025 and 2024, respectively. We did not dispose of or sell any assets during 2025 or 2024.

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

At any time and from time to time, in whole or in part, following the Company properly filing an amendment (the “Certificate Amendment”) to its Certificate of Incorporation to increase the number of authorized shares of its Common Stock from 60,000,000 to 95,000,000, each share of Series X Preferred Stock was convertible, at the option of the holder, into 1,000 shares of Common Stock at no additional cost. If the Company had not properly filed, upon shareholder approval, the Certificate Amendment on or before August 1, 2024, then each share of Series X Preferred Stock would have been redeemable at the holder’s option, in whole or in part, without penalty or premium, at a redemption price equal to $420 per share (each, a “Redemption”). If the Company had failed to fully pay any Redemption within five days of receiving notice, all unpaid amounts would have borne interest at a rate of 10% per annum. In addition, in the event of a Change in Control (as defined in the Certificate of Designations) of the Company, each share of the Series X Preferred Stock would have been redeemable at the option of the holder, without penalty or premium, at a redemption price equal to $420 per share. Upon any conversion of Preferred Stock into Common Stock by Strandler, Strandler is required to hold the Common Stock received in the conversion for a period of 12 months.

Holders of Series X Preferred Stock (i) were not entitled to receive dividends, subject to customary anti-dilution protections, (ii) had no voting rights, and (iii) received a liquidation preference of $400 per share. The Series X Preferred Stock ranks senior in right of payment to all securities designated as junior securities, including Common Stock.

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

For more information regarding the New Business Loan Agreements, see Note 4 to our Financial Statements referred to in Part II, Item 8 of this Annual Report on Form 10-K.

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

We have federal net operating loss carryforwards for tax purposes of approximately $38.5 million on December 31, 2025. Because the Company may experience “ownership changes” within the meaning of the U.S. Internal Revenue Code (“IRC”) in connection with any future equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the IRC. If not utilized, $30.7 million of this loss carryforward will expire between 2026 and 2038. Given changes to the IRC, net operating loss carryforwards generated after January 1, 2018 do not expire, therefore, $7.7 million in net operating losses generated since January 1, 2018 do not expire. We have Illinois net loss deduction carryforwards for tax purposes of approximately $18.4 million on December 31, 2025. Due to the provisions of Illinois Public Act 102-0669 signed November 16, 2021, Illinois net loss deductions expire between 2029 and 2039.

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

In connection with the restatement of the Company’s previously issued consolidated financial statements included in this Form 10-K/A, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), reevaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2025. Based on that reevaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2025 because of the material weaknesses in internal control over financial reporting described below. This conclusion supersedes the conclusion that our disclosure controls and procedures were effective as of December 31, 2025 stated in our originally filed Form 10-K..

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

These deficiencies, considered in combination, constituted a material weakness that existed as of December 31, 2025. The material weakness resulted in errors affecting inventory, cost of revenue and related financial statement accounts and disclosures. The errors are corrected in the restated consolidated financial statements included in this Form 10-K/A. See the restatement disclosures in the notes to those financial statements.

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

The material weakness also impacted the Company’s ability to complete and file corrected financial information in a proficient manner. There is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Based on this reassessment and the COSO criteria, management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025 because of the material weaknesses described above. This conclusion supersedes management’s conclusion in the originally filed Form 10-K that internal control over financial reporting was effective as of December 31, 2025.

This annual report does not include an opinion of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K/A.

Inventory Costing Remediation Activities Subsequent to December 31 2025

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

Financial Reporting and Oversight Review Remediation Subsequent to December 31 2025

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), confirm that there was no change in the Company’s internal control over financial reporting during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Emphasis of Matter

As discussed in Note 3 to the financial statements, the 2025 and 2024 financial statements have been restated to correct a misstatement.

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

Inventory Excess and Obsolete Reserve

As described within Notes 2 and 5 to the financial statements, the Company has recorded an allowance to reduce inventory relating to excess quantities or the obsolescence of certain products. As of December 31, 2025, the Company has reported inventories of approximately $14,879,000, net of an excess and obsolete reserve of $2,299,000. The Company monitors the value of inventory for the effects of aging, obsolescence, and seasonality, and recognizes a reserve equal to the value of inventory that will likely not be consumed in production or sold and therefore will experience an impairment. Such inventory may consist of materials nearing expiration, soon-to-be obsolete products or raw materials that are no longer regularly used.

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

Milwaukee, Wisconsin

March 31, 2026, except for Notes 3 and 4, as to

which the date is November 10, 2026

SOLÉSENCE, INC.

CONSOLIDATED BALANCE SHEETS (AS RESTATED)

	As of
	December 31, 2025 (As Restated)	December 31, 2024 (As Restated)
	(in thousands except share and per share data)
ASSETS
Current assets:
Cash	$1,288	$1,409
Trade accounts receivable	7,642	5,655
Allowance for credit losses	(806)	(786)
Trade accounts receivable, net	6,836	4,869
Inventories, net	14,879	15,616
Prepaid expenses and other current assets	2,141	2,803
Total current assets	25,144	24,697

Equipment and leasehold improvements, net	14,329	12,734
Operating leases, right of use	6,913	7,917
Other assets, net	37	3
Total assets	$46,423	$45,351
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit – accounts receivable, related party	$4,767	$—
Current portion of line of credit – inventory, related party	—	4,000
Current portion of term debt, related party	—	1,000
Current portion of operating lease obligations	1,255	1,260
Accounts payable	4,098	9,093
Deferred revenue	930	5,571
Accrued expenses	2,879	4,849
Total current liabilities	13,929	25,773

Long-term portion of operating lease obligations	7,798	9,037
Long-term line of credit – inventory, related party	9,500	—
Long-term debt, related party	1,000	—
Asset retirement obligations	194	246
Total long-term liabilities	18,492	9,283

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 95,000,000 shares authorized; 70,614,045 and 70,103,279 shares issued and outstanding on December 31, 2025 and 2024, respectively	706	700
Additional paid-in capital	115,566	114,674
Accumulated deficit	(102,270)	(105,079)
Total stockholders’ equity	14,002	10,295
Total liabilities and stockholders’ equity	$46,423	$45,351

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (AS RESTATED)

	Years ended December 31,
	2025 (As Restated)	2024 (As Restated)
	(In thousands except share and per share data)
Revenue:
Product revenue	$61,794	$51,890
Other revenue	270	457
Total revenue	62,064	52,347

Operating expense:
Cost of revenue	44,982	39,295
Gross profit	17,082	13,052

Research and development expense	4,090	3,837
Selling, general and administrative expense	10,401	7,219
Net income from operations	2,591	1,996
Interest expense, net	931	670
Other income, net	1,222	—
Net income before provision for income taxes	2,882	1,326
Provision for income taxes	73	227

Net income	$2,809	$1,099

Net income per share-basic	$0.04	$0.02

Weighted average number of basic common shares outstanding	70,344,152	62,350,459

Net income per share-diluted	$0.04	$0.02

Weighted average number of diluted common shares outstanding	72,579,715	65,028,815

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (AS RESTATED)

(in thousands except share data)

	Preferred Stock		Common Stock		Additional	Accumulated
Description	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit (As Restated)	Total (As Restated)
Balance on December 31, 2023 (previously reported)	—	$—	49,627,254	$496	$106,069	$(104,663)	$1,902
Restatement adjustment (Note 3)	—	—	—	—	—	(1,515)	(1,515)
Balance on December 31, 2023 (as restated)	—	—	49,627,254	496	106,069	(106,178)	387
Issuance of shares and stock option exercises	—	—	20,476,025	204	7,880	—	8,084
Stock-based compensation	—	—	—	—	725	—	725
Net income for the year ended December 31, 2024 (as restated)	—	—	—	—	—	1,099	1,099
Balance on December 31, 2024 (as restated)	—	—	70,103,279	700	114,674	(105,079)	10,295
Issuance of shares and stock option exercises	—	—	510,766	6	317	—	323
Stock-based compensation	—	—	—	—	575	—	575
Net income for the year ended December 31, 2025 (as restated)	—	—	—	—	—	2,809	2,809
Balance on December 31, 2025 (as restated)	—	$—	70,614,045	$706	$115,566	$(102,270)	$14,002

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED)

	Year ended December 31,
	2025 (As Restated)	2024 (As Restated)
	(in thousands)
Operating activities:
Net income	$2,809	$1,099
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	897	928
Stock-based compensation	575	725
Changes in assets and liabilities related to operations:
Trade accounts receivable, net	(1,967)	(1,402)
Inventories, net	737	(7,100)
Prepaid expenses and other assets	662	(1,721)
Accounts payable	(5,377)	2,399
Deferred revenue	(4,641)	3,218
Accrued expense	(2,022)	3,988
Change in right of use asset and lease liability, net	(240)	(163)
Net cash (used in) provided by operating activities	(8,567)	1,971

Investing activities:
Acquisition of equipment and leasehold improvements	(2,143)	(4,558)
Net cash used in investing activities	(2,143)	(4,558)

Financing activities:
Proceeds from line of credit - inventory, related party	5,500	200
Payments to line of credit - inventory, related party	—	(1,200)
Net proceeds from line of credit – accounts receivable, related party	4,766	—
Net payments to line of credit – accounts receivable, related party	—	(2,810)
Payments to term loans, related party	—	(2,000)
Proceeds from issuance of mezzanine preferred stock	—	6,000
Proceeds from issuance of stock and exercise of stock options	323	2,084
Net cash provided by financing activities	10,589	2,274
Decrease in cash	(121)	(313)
Cash at beginning of period	1,409	1,722
Cash at end of period	$1,288	1,409

Supplemental cash flow information:
Cash paid for interest	$1,022	$637
Federal income taxes paid	—	—
State income taxes paid	$325	$—

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$382	$434
Conversion of mezzanine preferred stock	$—	$6,000
Right-of-use asset obtained in exchange for a lease liability	$430	$1,019

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

Deferred Revenue

The Company records a contract liability for development projects due to the contractual billing of these projects not always aligning with revenue recognition. It is the Company’s policy to frequently require deposits relating to the production of our consumer products. Of the total $930 and $5,571 in deferred revenue reported in 2025 and 2024 respectively, all related to prepayments received from certain customers per Company policy.

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

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses. Customers’ deposits, deferred revenue and other receipts are deferred and recognized when the revenue is realized and earned. Cash payments to customers are classified as reductions of revenue in our statements of operations. For select customers the Company may pay volume rebates which are variable in nature due the amount the select customer will take. In 2025 one customer earned a volume rebate of $95. In 2024 one customer earned a volume rebate of $35.

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

Contract balances for the years ended December 31, 2025, 2024, and 2023 are as follows:

	Accounts Receivable	Contract Liabilities
2023	$3,692	$2,353
2024	5,655	5,571
2025	7,642	930

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

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Years Ended December 31,
	2025 (As Restated)	2024 (As Restated)
Numerator: (in Thousands)
Net income	$2,809	$1,099

Denominator:
Weighted average number of basic common shares outstanding	70,344,152	62,350,459
Weighted average additional shares assuming conversion of in-the-money stock options to common shares	2,235,563	2,678,356
Weighted average number of diluted common shares outstanding	72,579,715	65,028,815

Basic earnings per common share:
Net income per share – basic	$0.04	$0.02
Diluted earnings per common share:
Net income per share – diluted	$0.04	$0.02

Recently Adopted Pronouncements

In December 2023 the FASB issued ASU 2023-09 “Improvements to Income Tax Disclosures”, which the Company adopted in 2025. The amendments in this Update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This Update also includes certain other amendments to improve the effectiveness of income tax disclosures (see Note 9).

Recently Issued Pronouncements

In November 2024 the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses”, the amendments in this Update improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of revenue, SG&A, and research and development). The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the adoption of this standard on the consolidated financial statements.

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

(3) Restatement of Previously Issued Consolidated Financial Statements

The Company has restated its previously issued consolidated financial statements as of December 31, 2025 and 2024 and for the years then ended to correct errors in the determination and application of overhead burden rates used in inventory costing. The errors resulted in overstated raw materials and finished goods inventories, on a net basis after considering the overstatement of reserves for excess and obsolete inventories and understated cost of revenue. The correction decreased inventories, total assets and stockholders’ equity and increased accumulated deficit. The restatement has changed the Consolidated Financial Statements and Notes 2, 5, 9 and 14.

The correction reduced net inventories by approximately $3.632 million and $4.651 million at December 31, 2025 and 2024, respectively. Net inventories as restated include reserves for excess and obsolete inventory of $2.299 million and $1.657 million at those dates, respectively. Cost of revenue decreased by approximately $1.019 million in 2025 and increased by approximately $3.136 million in 2024. These changes represent the changes in the cumulative inventory correction during each year.

Opening accumulated deficit at January 1, 2024 increased by approximately $1.515 million to reflect the cumulative correction at December 31, 2023.

The restatement adjustments presented below do not impact previously reported provisions for income taxes of $73 and $227 for 2025 and 2024, however, components of deferred taxes and the related valuation allowance have been corrected in Note 9. Weighted-average basic and diluted common shares outstanding were unchanged.

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

The following tables summarize the effects of the restatement. Amounts are in thousands, except per-share amounts.

Consolidated Balance Sheet December 31, 2025
	As Previously Reported	Restatement Adjustment	As Restated
Inventories, net	$18,511	$(3,632)	$14,879
Total current assets	28,776	(3,632)	25,144
Total assets	50,055	(3,632)	46,423
Accumulated deficit	(98,638)	(3,632)	(102,270)
Total stockholders’ equity	17,634	(3,632)	14,002
Total liabilities and stockholders’ equity	50,055	(3,632)	46,423

Consolidated Statement of Operations Year Ended December 31, 2025
	As Previously Reported	Restatement Adjustment	As Restated
Cost of revenue	$46,001	$(1,019)	$44,982
Gross profit	16,063	1,019	17,082
Income from operations	1,572	1,019	2,591
Income before income taxes	1,863	1,019	2,882
Net income	1,790	1,019	2,809

Net Income Per Common Share Year Ended December 31, 2025
	As Previously Reported	Restatement Adjustment	As Restated
Basic	$0.03	$0.01	$0.04
Diluted	0.02	0.02	0.04

Consolidated Statement of Stockholders’ Equity Year Ended December 31, 2025
	As Previously Reported	Restatement Adjustment	As Restated
Accumulated deficit at December 31, 2024	$(100,428)	$(4,651)	$(105,079)
Net income	1,790	1,019	2,809
Accumulated deficit at December 31, 2025	(98,638)	(3,632)	(102,270)
Total stockholders’ equity at December 31, 2025	17,634	(3,632)	14,002

Consolidated Statement of Cash Flows Year Ended December 31, 2025
	As Previously Reported	Restatement Adjustment	As Restated
Net income	$1,790	$1,019	$2,809
Inventories	1,756	(1,019)	737
Net cash used in operating activities	(8,567)	—	(8,567)
Net cash used in investing activities	(2,143)	—	(2,143)
Net cash provided by financing activities	10,589	—	10,589

Consolidated Balance Sheet December 31, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Inventories, net	$20,267	$(4,651)	$15,616
Total current assets	29,348	(4,651)	24,697
Total assets	50,002	(4,651)	45,351
Accumulated deficit	(100,428)	(4,651)	(105,079)
Total stockholders’ equity	14,946	(4,651)	10,295
Total liabilities and stockholders’ equity	50,002	(4,651)	45,351

Consolidated Statement of Operations Year Ended December 31, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Cost of revenue	$36,159	$3,136	$39,295
Gross profit	16,188	(3,136)	13,052
Income from operations	5,132	(3,136)	1,996
Income before income taxes	4,462	(3,136)	1,326
Net income	4,235	(3,136)	1,099

Net Income Per Common Share Year Ended December 31, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Basic	$0.07	$(0.05)	$0.02
Diluted	0.07	(0.05)	0.02

Consolidated Statement of Stockholders’ Equity Year Ended December 31, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Accumulated deficit at December 31, 2023	$(104,663)	$(1,515)	$(106,178)
Net income	4,235	(3,136)	1,099
Accumulated deficit at December 31, 2024	(100,428)	(4,651)	(105,079)
Total stockholders’ equity at December 31, 2024	14,946	(4,651)	10,295

Consolidated Statement of Cash Flows Year Ended December 31, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Net income	$4,235	$(3,136)	$1,099
Inventories	(10,236)	3,136	(7,100)
Net cash provided by operating activities	1,971	—	1,971
Net cash used in investing activities	(4,558)	—	(4,558)
Net cash provided by financing activities	2,274	—	2,274

(4) Related Party Notes and Lines of Credit

Notes and lines of credit consist of the following:

		As of December 31, 2025		As of December 31, 2024
	Rate at December 31, 2025	Total Borrowing Capacity (As restated)	Outstanding Borrowed Balance	Total Borrowing Capacity	Outstanding Borrowed Balance
Libertyville Bank & Trust (1)	7.75%	$30	$—	$30	$—
Libertyville Bank & Trust (2)	7.75%	500	—	500	—
Beachcorp, LLC (3)	7.50%	6,236	4,767	5,604	—
Beachcorp, LLC (4)	7.50%	8,184	9,500	5,200	4,000
Strandler, LLC (5)	7.50%	1,000	1,000	1,000	1,000

1)	Since July 2014, we have maintained a bank-issued letter of credit for up to $30 in borrowings, with interest at the prime rate plus 1%, to support our obligations under our Romeoville, Illinois facility lease agreement. No borrowings have been incurred under this promissory note. It is our intention to renew this note annually. Because there were no amounts outstanding on the note at any time during 2025 or 2024, we have recorded no related liability on our condensed consolidated balance sheet.

2)	On December 21, 2021, the existing credit agreement with Libertyville was converted for use to support our obligations under our newly leased manufacturing and warehouse space in Bolingbrook, Illinois. Interest on drawn balances will be at the prime rate plus 1%. This credit agreement has a maturity of December 22, 2026. We expect to renew this agreement annually, as the lease requires. This credit agreement is secured by all the unencumbered assets of the Company and has superior collateral rights to those credit facilities with Beachcorp, LLC and Strandler, LLC.

3)	On January 28, 2022, the Company entered into an Amended and Restated Business Loan Agreement (the “A&R Loan Agreement”), which amends and restates the Master Agreement between the Company and Beachcorp, LLC, and a new promissory note in order to evidence the A/R Revolver facility, including an amendment to expand the limit on the A/R Revolver Facility from $6,000 to $8,000, reduce the interest rate to the prime rate plus 0.75%, and extend the maturity of the A/R Revolver Facility to March 31, 2024. On March 1, 2024, the Company entered into a Second Amendment to the Amended and Restated Business Loan Agreement extending the maturity of the A/R Revolver Facility to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Amended and Restated Business Loan Agreement to expand the limit on the A/R Revolver Facility from $8,000 to $12,000, and extend its maturity to April 30, 2027. On September 30, 2026, the Company entered into a Fourth Amendment to the Amended and Restated Business Loan Agreement to extend its maturity to May 31, 2028.

4)	On January 28, 2022, the Company entered into the A&R Loan Agreement and a new revolving loan agreement (“Inventory Facility”) with Beachcorp, LLC, and a new promissory note in order to evidence the Inventory Facility. The maximum borrowing amount under the Inventory Facility was $4,000, with a borrowing base consisting of up to 50% of the value of qualified inventory of the Company. The interest rate for the Inventory Revolver is at the prime rate plus 0.75%, and it was set to mature on March 31, 2024. On November 13, 2023, the Company entered into a Replacement Promissory Note with Beachcorp, LLC replacing the Inventory Facility promissory note executed on January 28, 2022. The maximum borrowing amount under the replacement Inventory Facility was increased to $5,200, with a borrowing base consisting of up to 55% of the value of qualified inventory of the Company. The interest rate for the replacement Inventory Revolver remains at the prime rate plus 0.75%. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Inventory Revolver Facility to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Business Loan Agreement to expand the limit on the Inventory Revolver Facility from $5,200 to $10,000, and extend its maturity to April 30, 2027. On September 30, 2026, the Company entered into a Fourth Amendment to the Business Loan Agreement to extend its maturity to May 31, 2028. As described above in Note 3 (Restatement of Previously Issued Consolidated Financial Statements), the Company recently identified errors in its historical accounting for labor and overhead included in inventories. As a result, inventories were overstated in past borrowing base calculations under the Inventory Facility. Effective and dated as of August 17, 2026, Beachcorp, LLC provided a waiver of all breaches, defaults and events of default under the Inventory Facility as a result of the inventory related accounting matters described in Note 3, with respect to up to $3,000 per occurrence, of over advances on the Inventory Revolving Loans. The Company does not expect there to be any prospective impact on the compliance or availability of the Inventory Facility.

5)	On January 28, 2022, the Company entered into an additional Business Loan Agreement (the “New Term Loan Agreement”) with Strandler, LLC, which effectively transferred or assigned the Term Loan to Strandler, LLC from Beachcorp, LLC. Interest on the New Term Loan is at the prime rate plus 0.75%. Strandler, LLC is also an affiliate of Bradford T. Whitmore. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to April 30, 2027. On September 30, 2026, the Company entered into a Fourth Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to May 31, 2028. On November 4, 2026, Strandler, LLC assigned to Whitmore Holdings, LLC all of its rights as a lender under the New Term Loan agreement.

The Company classifies the line of credit – accounts receivable as current because we are required to pay back the borrowings as cash is received from our customers. The Company’s remaining debt is presented within the consolidated balance sheets as of December 31, 2025, and 2024, in accordance with the maturity dates in the financing agreements. On November 4, 2026, Strandler, LLC assigned to Whitmore Holdings, LLC all of its rights as a lender under the New Term Loan agreement.

Beachcorp, LLC, Strandler, LLC and Whitmore Holding, LLC are affiliates of Mr. Bradford T. Whitmore, who beneficially owns a majority of the Company’s common stock and is the brother of Ms. R. Janet Whitmore, a director of the Company and the chair of the Company’s board of directors. The A/R Revolver Facility, the Inventory Facility and the New Term Loan are all secured by all the unencumbered assets of the Company and subordinated to the Company’s credit facility with Libertyville Bank & Trust.

Related party interest expense consists of the following:

	Year ended December 31,
	2025	2024

Interest expense, related parties	$1,123	$656

Accrued interest consists of the following:

	As of December 31,
	2025	2024

Accrued interest expense, related parties	$103	$36

Outstanding balances associated with related parties are as follows:

	As of December 31,
	2025	2024

Beachcorp, LLC	$14,267	$4,000
Strandler, LLC	1,000	1,000

(5) Inventories, net as Restated

Inventories consist of the following:

	As of December 31,
	2025 (As Restated)	2024 (As Restated)
Raw materials	$12,982	$12,860
Finished goods	4,196	4,413
Inventory reserve	(2,299)	(1,657)
Total Inventories, net	$14,879	$15,616

(6) Equipment and Leasehold Improvements

	As of December 31,
	2025	2024
Machinery and equipment	$30,541	$23,551
Office equipment	285	1,014
Office furniture	1,014	126
Leasehold improvements	5,312	5,153
Construction in progress	880	5,706
	38,032	35,550
Less: Accumulated depreciation and amortization	(23,703)	(22,816)
	$14,329	$12,734

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

(8) Accrued Expenses and Asset Retirement Obligations

Accrued expenses consist of the following:

	As of December 31,
	2025	2024
Accrued payroll and related expenses	$809	$1,824
Accrued accounts payable	292	1,597
Other	1,778	1,428
Total	$2,879	$4,849

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

(9) Income Taxes

Our net income tax provision, including both current and deferred U.S. federal and state income taxes, is $73 for 2025. Our current federal and deferred tax expenses are zero.

As further described in Recently Adopted Pronouncements, the Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09:

2025 (As restated)
Income tax provision at statutory rate	$606
Nontaxable or nondeductible items
Permanent tax deduction stock options exercised	(271)
Other nontaxable or nondeductible	3
Recorded tax credits	(167)
State income tax, net of operating losses	29
Other
Expiration of net operating losses and credits	862
Stock based compensation true-up	207
Section 174 true-up	167
R&D credit true-up	(153)
Miscellaneous	(82)
Change in valuation allowance	(1,128)
$73

State taxes in Illinois made up the majority of the tax effect in this category and the supplemental cash flow information in the Consolidated Statement of Cash Flows.

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the year ended December 31, 2024, in accordance with the guidance prior to the adoption of ASU 2023-09:

2024 (As restated)
Income tax provision at statutory rate	$278
Under accrual of income taxes	(9)
Nondeductible expenses	5
Recorded tax credits	(116)
Permanent tax deduction stock options exercised	(27)
State income tax, net of federal benefits	179
Expiration of net operating losses and credits	990
Effect of change in deferred tax rate	49
Expiration of stock options	46
Other	(3)
Change in valuation allowance	(1,165)
$227

The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax liabilities and deferred tax assets (before allocation of valuation allowances) is as follows:

	As of December 31,
	2025	2024
	(As restated)	(As restated)
Approximate effect of deferred tax liabilities:
Excess tax depreciation	$(420)	$(496)
ASC 842 operating lease asset	(1,798)	(1,938)
Total approximate tax effect of deferred tax liabilities	(2,218)	(2,434)

Approximate effect of deferred tax assets:
Net operating loss carryforwards	$9,465	$10,565
163(j) Business interest limitation carryforwards	194	90
Inventory and other allowances	837	639
Excess book amortization	—	60
174 research and experimental expenditures	682	1,053
Share-based compensation	688	788
Tax credits	509	189
ASC 842 Operating Lease Liability	2,355	2,520
Other accrued costs	224	293
Total approximate tax effect of deferred tax assets	14,954	16,197

Less: valuation allowance	(12,736)	(13,763)
Total approximate tax effect on temporary differences	$—	$—

The valuation allowance decreased approximately $1.0 million and $1.2 million for the years ended December 31, 2025 and 2024, respectively (net of approximately $4.1 million and $8.1 million for the years ended December 31, 2025 and 2024, respectively, for expiring net operating loss carryforwards and credits) due principally to the change in the net operating loss carryforward and uncertainty as to whether future taxable income will be generated prior to the expiration of the carryforward period. Under the Internal Revenue Code, certain ownership changes, including the prior issuance of preferred stock and our public offering of common stock, may subject us to annual limitations on the utilization of our net operating loss carryforward. As of December 31, 2025, it has been determined that we are not subject to annual limitations on the utilization of our net operating loss carryforward.

We have federal net operating loss carryforwards for tax purposes of approximately $38.5 million on December 31, 2025. $30.7 million expire between 2026 and 2038. All net operating loss carryforwards generated after January 1, 2018 do not expire. Therefore, $7.7 million in net operating losses generated since January 1, 2018 do not expire. We have Illinois net loss deduction carryforwards for tax purposes of approximately $18.4 million on December 31, 2025. Due to the provisions of Illinois Public Act 102-0669 signed November 16, 2021, Illinois net loss deductions expire between 2029 and 2039.

Tax years that remain subject to examination by major tax jurisdictions are open for years subsequent to 2021. Years with NOLs remain subject to examination until 3 years after the NOL is used or until the NOL expires.

(10) Capital Stock

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

(13) Significant Customers

We had three significant customers for the year ended December 31, 2025.

Revenues from these three customers, as a percentage of total Company revenue, was approximately:

Customer #	Product Category	Year Ended December 31, 2025	Year Ended December 31, 2024
1	Consumer Products	29%	32%
2	Consumer Products	16%	—%
3	Personal Care Ingredients	10%	13%
	Total	55%	45%

Contractual accounts receivable balances for these three customers was approximately:

Customer #	Product Category	December 31, 2025	December 31, 2024
1	Consumer Products	$3,695	$2,366
2	Consumer Products	575	—
3	Personal Care Ingredients	389	160
	Total	$4,659	$2,526

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

The Chief Operating Decision Maker uses gross profit and net income to evaluate Company performance and in what way to allocate resources. Significant segment expenses, which are the same as the entity as a whole, are as follows:

Years Ended December 31,
	2025 (As Restated)	2024 (As Restated)
Total revenue	$62,064	$52,347
Employee costs	14,905	12,933
Contractors and professional services	11,566	7,815
Materials and supplies	21,023	18,695
Depreciation and amortization	897	928
Interest expense	1,126	670
Other income	(1,416)	(2)
Tax expense	151	318
Facilities	3,905	3,413
Shipping	1,059	1,193
Testing	418	917
IT services	1,471	1,091
Insurance	862	785
Manufacturing other expense	1,064	992
Selling, general and administrative other expense	2,224	1,500
Total expenses	59,255	51,248
Net income	2,809	1,099

Revenue from international sources approximated $5,169 and $1,825 for the years ended December 31, 2025 and 2024, respectively. As part of our revenue from international sources, we recognized approximately $3,326 and $616 in product revenue from United Kingdom companies, in the aggregate, for the years ended December 31, 2025 and 2024, respectively

Our operations comprise a single business segment and all of our long-lived assets are located within the United States. We categorize our revenue stream into three main product categories, personal care ingredients, advanced materials and consumer products. The revenues for 2025 and 2024 by category are as follows:

	For the years ended December 31
Product Category	2025	2024
Consumer Products	$54,868	$44,373
Personal Care Ingredients	6,339	6,827
Advanced Materials	857	1,147
Total Sales	$62,064	$52,347

(15) Contingencies

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

EXHIBIT INDEX

Exhibit
Number

23.1	Consent of RSM US LLP. (filed herewith)

31.1	Certification of the Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act. (filed herewith)

31.2	Certification of the Chief Financial Officer (principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act. (filed herewith)

32.1	Certification of the Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. Section 1350. (filed herewith)

32.2	Certification of the Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350. (filed herewith)

101	The following materials from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Cash Flows, (4) the Statements of Stockholders’ Equity, and (5) the Notes to the Financial Statements.

E-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of November, 2026.

SOLÉSENCE, INC.

By:	/s/ Kevin Cureton
Kevin Cureton
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of November, 2026.

Signature	Title

/s/ Kevin Cureton	President, Chief Executive Officer (principal executive office and Director
Kevin Cureton

/s/ Laura Riffner	Chief Financial Officer (principal financial officer)
Laura Riffner

/s/ R. Janet Whitmore	Chair of the Board of Directors
R. Janet Whitmore

/s/ Laura Beres	Director
Laura Beres

/s/ Mark E. Miller	Director
Mark E. Miller

/s/ Marc James	Director
Marc James