Form 10-Q/A
period 2026-03-31
SOLESENCE, INC.
filed 2026-11-10
CIK 883107

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our Quarterly Report on Form 10-Q for the period ended March 31, 2026, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2026 (the “Original Filing”).

We are filing this Amendment to restate our interim consolidated financial statements and related financial information for the period ended March 31, 2026.

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

After considering the requirements of ASC 250, Accounting Changes and Error Corrections, and the quantitative and qualitative factors in SEC Staff Accounting Bulletin (“SAB”) Topic 1.M and Topic 1.N, on August 17, 2026, the Audit Committee, Board of Directors and Executive Officers of the Company concluded that the Company’s previously issued consolidated financial statements as of and for the years ended December 31, 2023, 2024, and 2025, as of and for the three months ended March 31, 2024, 2025, and 2026, as of and for the three and six months ended June 30, 2024 and 2025, and as of and for the three and nine months ended September 30, 2024 and 2025 should no longer be relied upon. The Company is filing amendments to its Annual Reports on Form 10-K for the years ended December 31, 2024 and 2025 and its Quarterly Reports on Form 10-Q for the quarters ended September 30, 2025, March 31, 2026 and June 30, 2026. The restated 2023 financial statements and related disclosures are included in the 2024 Form 10-K/A; a separate amendment to the 2023 Form 10-K will not be filed.

The Audit Committee has discussed with the Company’s independent accountant the matters disclosed herein.

Impact of the Restatement

The corrections resulted in a change in inventory on our Consolidated Balance Sheets and a corresponding change in cost of revenue on our Consolidated Statement of Operations. The effects of the Restatement on our previously reported Consolidated Statements of Operations, Consolidated Balance Sheets, and Consolidated Cash Flows are detailed in Note 3, “Restatement of Previously Issued Financial Statements,” to the Consolidated Financial Statements included in Part I - Item 1 of this Amendment.

Internal Controls and Assessments

In connection with this Restatement, management has re-evaluated the effectiveness of our internal controls over financial reporting as of March 31, 2026. Management identified material weaknesses in inventory costing and in oversight and review of financial reporting and restatement activities. Accordingly, our internal controls and disclosure controls and procedures were not effective as of March 31, 2026. See Part I - Item 4, “Controls and Procedures,” for additional information and our remediation plan.

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

SOLÉSENCE, INC.

QUARTER ENDED MARCH 31, 2026

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SOLÉSENCE, INC.

CONSOLIDATED BALANCE SHEETS (AS RESTATED)

(Unaudited Consolidated Condensed)

	As of
	March 31, 2026 (As Restated)	December 31, 2025 (As Restated)
	(in thousands except share and per share data)
ASSETS
Current assets:
Cash	$573	$1,288
Trade accounts receivable	7,246	7,642
Allowance for credit losses	(867)	(806)
Trade accounts receivable, net	6,379	6,836
Inventories, net	13,756	14,879
Prepaid expenses and other current assets	1,902	2,141
Total current assets	22,610	25,144

Equipment and leasehold improvements, net	14,746	14,329
Operating leases, right of use	6,598	6,913
Other assets, net	37	37
Total assets	$43,991	$46,423
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit – accounts receivable, related party	$3,047	$4,767
Current portion of operating lease obligations	1,296	1,255
Accounts payable	4,672	4,098
Deferred revenue	1,165	930
Accrued expenses	2,511	2,879
Total current liabilities	12,691	13,929

Long-term portion of operating lease obligations	7,440	7,798
Long-term line of credit – inventory, related party	9,500	9,500
Long-term debt, related party	1,000	1,000
Asset retirement obligations	196	194
Total long-term liabilities	18,136	18,492

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 95,000,000 shares authorized; 70,632,445 and 70,614,045 shares issued and outstanding on March 31, 2026 and December 31, 2025, respectively	706	706
Additional paid-in capital	115,664	115,566
Accumulated deficit	(103,206)	(102,270)
Total stockholders’ equity	13,164	14,002
Total liabilities and stockholders’ equity	$43,991	$46,423

 (See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (AS RESTATED)

(Unaudited Consolidated Condensed)

	Three months ended March 31,
	2026 (As Restated)	2025 (As Restated)
	(in thousands except share and per share data)
Revenue:
Product revenue	$12,919	$14,575
Other revenue	38	50
Total revenue	12,957	14,625

Operating expense:
Cost of revenue	9,790	11,092
Gross profit	3,167	3,533

Research and development expense	1,042	1,018
Selling, general and administrative expense	2,799	2,108
Net (loss) income from operations	(674)	407
Interest expense	263	176
Other nonoperating income	1	—
Net (loss) income before provision for income taxes	(936)	231
Provision for income taxes	—	—

Net (loss) income	$(936)	$231

Net (loss) income per share-basic	$(0.01)	$0.00

Weighted average number of basic common shares outstanding	70,625,494	70,103,279

Net (loss) income per share-diluted	$(0.01)	$0.00

Weighted average number of diluted common shares outstanding	70,625,494	72,632,116

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (AS RESTATED)

(Unaudited Consolidated Condensed)

 (in thousands except share data)

For the three months ended March 31, 2025

Description	Preferred shares	Preferred stock	Common shares	Common stock	Additional paid-in capital	Accumulated deficit (As Restated)	Total (As Restated)
Balance on December 31, 2024 (previously reported)	—	$—	70,103,279	$700	$114,674	$(100,428)	$14,946
Restatement adjustment (Note 3)	—	—	—	—	—	(4,651)	(4,651)
Balance on December 31, 2024 (as restated)	—	—	70,103,279	700	114,674	(105,079)	10,295
Issuance of shares and stock option exercises	—	—	—	—	3	—	3
Stock-based compensation	—	—	—	—	127	—	127
Net income for the three months ended March 31, 2025 (as restated)	—	—	—	—	—	231	231
Balance on March 31, 2025 (as restated)	—	—	70,103,279	700	114,804	(104,848)	10,656

For the three months ended March 31, 2026

Description	Preferred shares	Preferred stock	Common shares	Common stock	Additional paid-in capital	Accumulated deficit (As Restated)	Total (As Restated)
Balance on December 31, 2025 (previously reported)	—	$—	70,614,045	$706	$115,566	$(98,638)	$17,634
Restatement adjustment (Note 3)	—	—	—	—	—	(3,632)	(3,632)
Balance on December 31, 2025 (as restated)	—	—	70,614,045	706	115,566	(102,270)	14,002
Issuance of shares and stock option exercises	—	—	18,400	—	16	—	16
Stock-based compensation	—	—	—	—	82	—	82
Net loss for the three months ended March 31, 2026 (as restated)	—	—	—	—	—	(936)	(936)
Balance on March 31, 2026 (as restated)	—	—	70,632,445	706	115,664	(103,206)	13,164

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED)

(Unaudited Consolidated Condensed)

	Three months ended March 31,
	2026 (As Restated)	2025 (As Restated)
	(in thousands)
Operating activities:
Net (loss) income	$(936)	$231
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	313	226
Stock-based compensation	82	127
Changes in assets and liabilities related to operations:
Trade accounts receivable, net	457	(4,216)
Inventories, net	1,122	(1,796)
Prepaid expenses and other assets	240	(287)
Accounts payable	374	(654)
Accrued expenses	(367)	419
Deferred revenue	235	(949)
Change in right of use asset and lease liability, net	(3)	(322)
Net cash provided by (used in) operating activities	1,517	(7,221)

Investing activities:
Acquisition of equipment and leasehold improvements	(528)	133
Net cash (used in) provided by investing activities	(528)	133

Financing activities:
Proceeds from line of credit - inventory, related party	—	1,200
Net proceeds from line of credit – accounts receivable, related party	—	6,292
Net payments to line of credit – accounts receivable, related party	(1,720)	—
Proceeds from issuance of stock and exercise of stock options	16	4
Net cash (used for) provided by financing activities	(1,704)	7,496
(Decrease) increase in cash	(715)	408
Cash at beginning of period	1,288	1,409
Cash at end of period	$573	$1,817

Supplemental cash flow information:
Cash paid for interest	$173	$96

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$200	$729
Right-of-use asset obtained in exchange for a lease liability	—	100

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited Consolidated Condensed As Restated)

(In thousands, except share and per share data or as otherwise noted herein)

 (1) Basis of Presentation

The accompanying unaudited consolidated condensed interim financial statements of Solésence, Inc. (“Solésence”, “Company”, “we”, “our”, or “us”) reflect all adjustments that, in the opinion of management, are necessary for a fair statement of our financial position and operating results for the interim periods presented. These adjustments consist of normal recurring adjustments and the restatement adjustments described in Note 3. All statements include the results from both Solésence, Inc. and our wholly-owned subsidiary, Solésence, LLC. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

These financial statements should be read in conjunction with our restated consolidated financial statements and notes thereto for the year ended December 31, 2025. The December 31, 2025 balance sheet amounts presented herein agree with that restated annual financial information.

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

(3) Restatement of Previously Issued Unaudited Consolidated Condensed Financial Statements

The Company has restated the previously issued financial information presented in these unaudited consolidated condensed financial statements as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025 to correct errors in the determination and application of overhead burden rates used in inventory costing. The errors resulted in overstated raw materials and finished goods inventories, on a net basis after considering the overstatement of reserves for excess and obsolete inventories and misstated cost of revenue. The correction decreased inventories, total assets and stockholders’ equity and increased accumulated deficit. The restatement has changed the Unaudited Consolidated Financial Statements and Notes 5, 7 and 8.

The correction reduced inventories by approximately $3.803 million at March 31, 2026 and $3.632 million at December 31, 2025. Net inventories as restated include reserves for excess and obsolete inventory of $2.293 million and $2.299 million at those dates, respectively. Cost of revenue increased by approximately $0.170 million for the three months ended March 31, 2026 and decreased by approximately $0.151 million for the corresponding 2025 period.

Opening accumulated deficit at January 1, 2026 and January 1, 2025 increased by approximately $3.632 million and $4.651 million, respectively, to reflect the cumulative inventory corrections at the preceding year ends. The comparative balances agree with the restated annual financial statements.

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

The following tables summarize the effects of the restatement. Amounts are in thousands, except per-share amounts.

Condensed unaudited consolidated balance sheet at March 31, 2026

	As Previously Reported	Restatement Adjustment	As Restated
Inventories, net	$17,559	$(3,803)	$13,756
Total current assets	26,413	(3,803)	22,610
Total assets	47,794	(3,803)	43,991
Accumulated deficit	(99,404)	(3,802)	(103,206)
Total stockholders’ equity	16,967	(3,803)	13,164
Total liabilities and stockholders’ equity	47,794	(3,803)	43,991

Condensed consolidated balance sheet at December 31, 2025

	As Previously Reported	Restatement Adjustment	As Restated
Inventories, net	$18,511	$(3,632)	$14,879
Total current assets	28,776	(3,632)	25,144
Total assets	50,055	(3,632)	46,423
Accumulated deficit	(98,638)	(3,632)	(102,270)
Total stockholders’ equity	17,634	(3,632)	14,002
Total liabilities and stockholders’ equity	50,055	(3,632)	46,423

Condensed unaudited consolidated statement of operations for the three months ended March 31, 2026

	As Previously Reported	Restatement Adjustment	As Restated
Cost of revenue	$9,620	$170	$9,790
Gross profit	3,337	(170)	3,167
Income (loss) from operations	(504)	(170)	(674)
Income (loss) before income taxes	(766)	(170)	(936)
Net income (loss)	(766)	(170)	(936)
Basic earnings (loss) per share	(0.01)	—	(0.01)
Diluted earnings (loss) per share	(0.01)	—	(0.01)

Condensed unaudited consolidated statement of operations for the three months ended March 31, 2025

	As Previously Reported	Restatement Adjustment	As Restated
Cost of revenue	$11,243	$(151)	$11,092
Gross profit	3,382	151	3,533
Income (loss) from operations	256	151	407
Income (loss) before income taxes	80	151	231
Net income (loss)	80	151	231
Basic earnings (loss) per share	0.00	—	0.00
Diluted earnings (loss) per share	0.00	—	0.00

Unaudited accumulated deficit at the dates presented

	As Previously Reported	Restatement Adjustment	As Restated
December 31, 2024	$(100,428)	$(4,651)	$(105,079)
March 31, 2025	(100,348)	(4,500)	(104,848)
December 31, 2025	(98,638)	(3,632)	(102,270)
March 31, 2026	(99,404)	(3,802)	(103,206)

Unaudited total stockholders’ equity at the dates presented

	As Previously Reported	Restatement Adjustment	As Restated
December 31, 2024	$14,946	$(4,651)	$10,295
March 31, 2025	15,156	(4,500)	10,656
December 31, 2025	17,634	(3,632)	14,002
March 31, 2026	16,967	(3,803)	13,164

Condensed unaudited consolidated cash flows for the three months ended March 31, 2026

	As Previously Reported	Restatement Adjustment	As Restated
Net loss	$(766)	$(170)	$(936)
Inventories, net	952	170	1,122
Net cash provided by operating activities	1,517	—	1,517
Cash at end of period	573	—	573

Condensed unaudited consolidated cash flows for the three months ended March 31, 2025

	As Previously Reported	Restatement Adjustment	As Restated
Net income	$80	$151	$231
Inventories, net	(1,645)	(151)	(1,796)
Net cash used in operating activities	(7,221)	—	(7,221)
Cash at end of period	1,817	—	1,817

 (4) Revenues and Other Income

Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration we expect to receive in exchange for those goods. When our ingredients and finished products are shipped, with control being transferred at the shipping point, this is the point in time at which we recognize the related revenue.

 We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses. Customers’ deposits, deferred revenue and other receipts are deferred and recognized when the revenue is realized and earned. Cash payments to customers are classified as reductions of revenue in our statements of operations. For select customers the Company may pay volume rebates which are variable in nature due to the amount the select customer will take. During the three months ended March 31, 2026, customers earned a volume rebate of $14. For the year ended December 31, 2025, one customer earned a volume rebate of $95.

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

(5) Earnings per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share includes weighted-average incremental shares from stock options when their effect is dilutive. Options to purchase approximately 1,085,889 shares of common stock outstanding at March 31, 2026 were excluded from the computation of diluted earnings per share for the three months ended March 31, 2026 because the Company reported a net loss and their effect would have been antidilutive. Weighted-average incremental shares included in diluted earnings per share for the three months ended March 31, 2025 were 2,528,837.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended March 31,
	2026 (as restated)	2025 (as restated)
Numerator: (in Thousands)
Net (loss) income	$(936)	$231

Denominator:
Weighted average number of basic common shares outstanding	70,625,494	70,103,279
Weighted average additional shares assuming conversion of in-the-money stock options to common shares	—	2,528,837
Weighted average number of diluted common shares outstanding	70,625,494	72,632,116

Basic earnings per common share:
Net (loss) income per share – basic	$(0.01)	$0.00
Diluted earnings per common share:
Net (loss) income per share – diluted	$(0.01)	$0.00

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

There were no financial instruments adjusted to fair value on March 31, 2026 and December 31, 2025.

(7) Related Party Notes and Lines of Credit

Notes and lines of credit consist of the following:

		As of March 31, 2026		As of December 31, 2025
	Rate at March 31, 2026	Total Borrowing Capacity (as restated)	Outstanding Borrowed Balance	Total Borrowing Capacity (as restated)	Outstanding Borrowed Balance
Libertyville Bank & Trust (1)	7.75%	$30	$—	$30	$—
Libertyville Bank & Trust (2)	7.75%	500	—	500	—
Beachcorp, LLC (3)	7.50%	6,472	3,047	6,236	4,767
Beachcorp, LLC (4)	7.50%	7,566	9,500	8,184	9,500
Strandler, LLC (5)	7.50%	1,000	1,000	1,000	1,000

1)	Since July 2014, we have maintained a bank-issued letter of credit for up to $30 in borrowings, with interest at the prime rate plus 1%, to support our obligations under our Romeoville, Illinois facility lease agreement. No borrowings have been incurred under this promissory note. It is our intention to renew this note annually. Because there were no amounts outstanding on the note at any time during 2026 or 2025, we have recorded no related liability on our condensed consolidated balance sheet.

2)	On December 21, 2021, the existing credit agreement with Libertyville was converted for use to support our obligations under our newly leased manufacturing and warehouse space in Bolingbrook, Illinois. Interest on drawn balances will be at the prime rate plus 1%. This credit agreement has a maturity of December 22, 2026. We expect to renew this agreement annually, as the lease requires. This credit agreement is secured by all the unencumbered assets of the Company and has superior collateral rights to those credit facilities with Beachcorp, LLC and Strandler, LLC.

3)	On January 28, 2022, the Company entered into an Amended and Restated Business Loan Agreement (the “A&R Loan Agreement”), which amends and restates the Master Agreement between the Company and Beachcorp, LLC, and a new promissory note in order to evidence the A/R Revolver facility, including an amendment to expand the limit on the A/R Revolver Facility from $6,000 to $8,000, reduce the interest rate to the prime rate plus 0.75%, and extend the maturity of the A/R Revolver Facility to March 31, 2024. On March 1, 2024, the Company entered into a Second Amendment to the Amended and Restated Business Loan Agreement extending the maturity of the A/R Revolver Facility to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Amended and Restated Business Loan Agreement to expand the limit on the A/R Revolver Facility from $8,000 to $12,000, and extend its maturity to April 30, 2027. On September 30, 2026, the Company entered into a Fourth Amendment to the Amended and Restated Business Loan Agreement to extend its maturity to May 31, 2028.

4)	On January 28, 2022, the Company entered into the A&R Loan Agreement and a new revolving loan agreement (“Inventory Facility”) with Beachcorp, LLC, and a new promissory note in order to evidence the Inventory Facility. The maximum borrowing amount under the Inventory Facility was $4,000, with a borrowing base consisting of up to 50% of the value of qualified inventory of the Company. The interest rate for the Inventory Revolver is at the prime rate plus 0.75%, and it was set to mature on March 31, 2024. On November 13, 2023, the Company entered into a Replacement Promissory Note with Beachcorp, LLC replacing the Inventory Facility promissory note executed on January 28, 2022. The maximum borrowing amount under the replacement Inventory Facility was increased to $5,200, with a borrowing base consisting of up to 55% of the value of qualified inventory of the Company. The interest rate for the replacement Inventory Revolver remains at the prime rate plus 0.75%. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Inventory Revolver Facility to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Business Loan Agreement to expand the limit on the Inventory Revolver Facility from $5,200 to $10,000, and extend its maturity to April 30, 2027. On September 30, 2026, the Company entered into a Fourth Amendment to the Business Loan Agreement to extend its maturity to May 31, 2028. As described above in Note 3 (Restatement of Previously Issued Consolidated Financial Statements), the Company recently identified errors in its historical accounting for labor and overhead included in inventories. As a result, inventories were overstated in past borrowing base calculations under the Inventory Facility. Effective and dated as of August 17, 2026, Beachcorp, LLC provided a waiver of all breaches, defaults and events of default under the Inventory Facility as a result of the inventory related accounting matters described in Note 3, with respect to up to $3,000 per occurrence, of over advances on the Inventory Revolving Loans. The Company does not expect there to be any prospective impact on the compliance or availability of the Inventory Facility.

5)	On January 28, 2022, the Company entered into an additional Business Loan Agreement (the “New Term Loan Agreement”) with Strandler, LLC, which effectively transferred or assigned the Term Loan to Strandler, LLC from Beachcorp, LLC. Interest on the New Term Loan is at the prime rate plus 0.75%. Strandler, LLC is also an affiliate of Bradford T. Whitmore. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to April 30, 2027. On September 30, 2026, the Company entered into a Fourth Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to May 31, 2028. On November 4, 2026, Strandler, LLC assigned to Whitmore Holdings, LLC all of its rights as a lender under the New Term Loan agreement.

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

Related party interest expense consists of the following:

	Three months ended March 31,
	2026	2025
Interest expense, related parties	$263	$176

Accrued interest consists of the following:

	As of
	March 31, 2026	December 31, 2025
Accrued interest expense, related parties	$90	$103

Outstanding balances associated with related parties are as follows:

	As of
	March 31, 2026	December 31, 2025
Beachcorp, LLC	$12,547	$14,267
Strandler, LLC	1,000	1,000

(8) Inventories, net as Restated

Inventories consist of the following:

	As of
	March 31, 2026 (as restated)	December 31, 2025 (as restated)
Raw materials	$12,938	$12,982
Finished goods	3,111	4,196
Inventory reserve	(2,293)	(2,299)
Total Inventories, net	13,756	14,879

(9) Significant Customers

We had three significant customers for the three months ended March 31, 2026, and 2025.

Revenues from these three customers, as a percentage of total Company revenue, was approximately:

		For the three months ended
		March 31,
Customer #	Product Category	2026	2025
1	Consumer Products	37%	25%
2	Personal Care Ingredients	21%	9%
3	Consumer Products	9%	8%
	Total	67%	42%

 Accounts receivable balances for these three customers were approximately:

		As of March 31,
Customer #	Product Category	2026	2025
1	Consumer Products	3,837	$3,461
2	Personal Care Ingredients	411	1,464
3	Consumer Products	547	—
	Total	4,795	$4,925

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

(10) Business Segmentation and Geographical Distribution

The Company operates as a single business segment, in which the factors used to make this determination include differences in products, services, geographical areas, regulatory environment, and other criteria considered for the appropriateness of aggregation. The types of products and services offered by the sole reportable segment, which is the same as the Company as a whole, are discussed in Note 2. Since the Company operates as a single segment, there were no intra-entity sales or transfers.

The Company’s Chief Executive Officer is the Chief Operating Decision Maker. The Chief Operating Decision Maker assesses performance for the single segment and decides how to allocate resources based on net income (loss), which is also reported in the statement of operations. The measure of segment assets is total assets reported on the balance sheet. The accounting policies of the sole segment are the same as those used in the consolidated financial statements and described in the restated annual financial statements referenced in Note 1.

The Chief Operating Decision Maker uses gross profit and net income to evaluate Company performance and in what way to allocate resources. Significant segment expenses, which are the same as the entity as a whole, are as follows:

	For the three months ended March 31,
	2026 (as restated)	2025 (as restated)
Total revenue	$12,957	14,625

Employee costs	4,109	3,366
Contractors and professional services	2,540	3,418
Materials and supplies	4,181	4,959

	For the three months ended March 31,
	2026 (as restated)	2025 (as restated)
Depreciation and amortization	313	225
Interest expense	263	176
Tax expense	20	29
Facilities	968	943
Shipping	226	257
Testing	25	190
IT services	354	334
Insurance	226	201
Manufacturing other expense	342	(110)
Selling, general and administrative expense	326	406
Total expense	13,893	14,394

Net (loss) income	$(936)	231

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

		For the three months ended
		March 31,
Customer #	Product Category	2026	2025
1	Consumer Products	37%	25%
2	Personal Care Ingredients	21%	9%
3	Consumer Products	9%	8%
	Total	67%	42%

Product revenue, the primary component of our total revenue, decreased to $12,919 for the three months ended March 31, 2026, compared to $14,575 during the same period of 2025. The decrease in product revenue reflects lower sales in our consumer products and advanced materials product categories, partially offset by higher sales in our personal care ingredients category.

Other revenue decreased to $38 for the three-month period ended March 31, 2026, compared to $50 for the same period in 2025, respectively. Other revenues are typically comprised primarily of developmental fees.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue, as restated for each period, decreased to $9,790 for the three months ended March 31, 2026, compared to $11,092 for the same period in 2025. The decrease in cost of revenue was primarily driven by decreased volume resulting in decreased labor and material costs. While we typically pass through costs to our customers, we sometimes cannot pass through all pricing increases on raw materials, and higher material costs can negatively affect gross margin. The Company continues to monitor the potential impact of tariffs, associated legal actions and pricing on materials sourced internationally.

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

Selling, general and administrative expense increased to $2,799 for the three months ended March 31, 2026, compared to $2,108 for the same period in 2025. The increase is due to an increase in legal costs and increased employee-related costs in 2026 compared to 2025.

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

Net cash provided by operating activities during the three months ended March 31, 2026 was primarily attributable to a decrease in inventories and accounts receivable, net and increases in accounts payable and deferred revenue, partially offset by the net loss and a decrease in accrued expenses. The restatement increased the net loss and the inventory adjustment in the operating cash-flow reconciliation by approximately $170 each, with no change to net cash provided by operating activities. Net cash used in investing activities during the three months ended March 31, 2026 was attributable to expenditures on capital equipment. The three months ended March 31, 2025 reflected net cash provided by investing activities of $133. Net cash used in financing activities during the three months ended March 31, 2026 was primarily attributable to repayments under the accounts receivable line of credit.

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

Additional Consideration

We had federal net operating loss carryforwards for tax purposes of approximately $38.5 million on December 31, 2025. Because the Company may experience “ownership changes” within the meaning of the U.S. Internal Revenue Code (“IRC”) in connection with any future equity offerings, future utilization of this carryforward may be subject to certain limitations as defined by the IRC. If not utilized, $30.7 million of this loss carryforward will expire between 2026 and 2038. Given changes to the IRC, net operating loss carryforwards generated after January 1, 2018 do not expire, therefore, $7.7 million in net operating losses generated since January 1, 2018 do not expire. We had Illinois net loss deduction carryforwards for tax purposes of approximately $18.4 million on December 31, 2025. Due to the provisions of Illinois Public Act 102-0669 signed November 16, 2021, Illinois net loss deductions expire between 2029 and 2039.

As of December 31, 2025, the Company determined that it was not subject to annual limitations under the Internal Revenue Code on the utilization of its net operating loss carryforwards. Because of uncertainty as to the amount of future taxable income that will be earned prior to expiration, we have concluded that some portion of the carryforwards may expire before becoming available to reduce income tax liabilities.

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

In connection with the restatement of the Company’s previously issued consolidated financial statements included in this Form 10-Q/A, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), reevaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2026. Based on that reevaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2026 because of the material weakness in internal control over financial reporting described below. This conclusion supersedes the conclusion that our disclosure controls and procedures were effective as of March 31, 2026 stated in our originally filed Form 10-Q

A material weakness exists when one or more deficiencies in internal control over financial reporting create a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis

Material Weakness in Inventory Costing

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

These deficiencies, considered in combination, constituted a material weakness that existed as of March 31, 2026. The material weakness resulted in errors affecting inventory, cost of revenue and related financial statement accounts and disclosures. The errors are corrected in the restated unaudited consolidated financial statements included in this Form 10-Q/A. See the restatement disclosures in the notes to those financial statements.

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

Based on this reassessment and the COSO criteria, management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025 because of the material weaknesses described above. This conclusion supersedes management’s conclusion in the originally filed Form 10-Q that internal control over financial reporting was effective as of March 31, 2026.

Inventory Costing Remediation Activities Subsequent to March 31, 2026

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

Financial Reporting Oversight and Review Remediation Activities Subsequent to March 31, 2026

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), confirm that there was no change in the Company’s internal control over financial reporting during the period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
Exhibit 101	The following materials from Solésence, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2026, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Shareholders Equity, (4) the Statements of Cash Flows, and (5) the Notes to Unaudited Consolidated Condensed Financial Statements.

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