Form 10-Q/A
period 2026-06-30
SOLESENCE, INC.
filed 2026-11-10
CIK 883107

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our Quarterly Report on Form 10-Q for the period ended June 30, 2026, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 19, 2026 (the “Original Filing”).

We are filing this Amendment to restate our interim consolidated financial statements and related financial information for the period ended June 30, 2026.

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

Internal Controls and Assessments

In connection with this Restatement, management has re-evaluated the effectiveness of our internal controls over financial reporting as of June 30, 2026. Management identified material weaknesses in inventory costing and in oversight and review of financial reporting and restatement activities. Accordingly, our internal controls and disclosure controls and procedures were not effective as of June 30, 2026. See Part I - Item 4, "Controls and Procedures," for additional information and our remediation plan.

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

SOLÉSENCE, INC.

QUARTER ENDED JUNE 30, 2026

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SOLÉSENCE, INC.

CONSOLIDATED BALANCE SHEETS (AS RESTATED)

(Unaudited Consolidated Condensed)

	As of
	June 30, 2026 (As Restated)	December 31, 2025 (As Restated)
	(in thousands except share and per share data)
ASSETS
Current assets:
Cash	$1,046	$1,288
Trade accounts receivable	10,240	7,642
Allowance for credit losses	(895)	(806)
Trade accounts receivable, net	9,345	6,836
Inventories, net	12,800	14,879
Prepaid expenses and other current assets	1,922	2,141
Total current assets	25,113	25,144

Equipment and leasehold improvements, net	14,794	14,329
Operating leases, right of use	6,337	6,913
Other assets, net	36	37
Total assets	$46,280	$46,423
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit – accounts receivable, related party	$3,787	$4,767
Current portion of line of credit, inventory, related party	9,500	—
Current portion of debt, related parties	1,000	—
Current portion of operating lease obligations	1,343	1,255
Accounts payable	4,968	4,098
Deferred revenue	1,937	930
Accrued expenses	3,478	2,879
Total current liabilities	26,013	13,929

Long-term portion of operating lease obligations	7,070	7,798
Long-term line of credit – inventory, related party	—	9,500
Long-term debt, related party	—	1,000
Asset retirement obligations	200	194
Total long-term liabilities	7,270	18,492

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 95,000,000 shares authorized; 70,647,045 and 70,614,045 shares issued and outstanding on June 30, 2026 and December 31, 2025, respectively	706	706
Additional paid-in capital	115,753	115,566
Accumulated deficit	(103,462)	(102,270)
Total stockholders’ equity	12,997	14,002
Total liabilities and stockholders’ equity	$46,280	$46,423

 (See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (AS RESTATED)

(Unaudited Consolidated Condensed)

	Three months ended June 30,		Six months ended June 30,
	2026 (As Restated)	2025 (As Restated)	2026 (As Restated)	2025 (As Restated)
Revenue:
Product revenue	$15,286	$20,261	$28,205	$34,836
Other revenue	46	98	85	148
Total revenue	15,332	20,359	28,290	34,984

Operating expense:
Cost of revenue	10,682	13,828	20,473	24,920
Gross profit	4,650	6,531	7,817	10,064

Research and development expense	947	955	1,990	1,973
Selling, general and administrative expense	3,680	3,012	6,479	5,120
Net income (loss) from operations	23	2,564	(652)	2,971
Interest expense, net	279	87	543	263
Other income, net	—	1,234	2	1,234
Net income (loss) before provision for income taxes	(256)	3,711	(1,193)	3,942
Provision for income taxes	—	390	—	390

Net income (loss)	$(256)	$3,321	$(1,193)	$3,552

Net income (loss) per share-basic	$(0.00)	$0.05	$(0.02)	$0.05

Weighted average number of basic common shares outstanding	70,637,199	70,200,039	70,631,380	70,151,928

Net income (loss) per share-diluted	$(0.00)	$0.05	$(0.02)	$0.05

Weighted average number of diluted common shares outstanding	70,637,199	72,580,679	70,631,380	72,497,929

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (AS RESTATED)

(Unaudited Consolidated Condensed)

 (in thousands except share data)

For the six months ended June 30, 2025

Description	Preferred shares	Preferred stock	Common shares	Common stock	Additional paid-in capital	Accumulated deficit (As Restated)	Total (As Restated)
Balance on December 31, 2024 (previously reported)	—	$—	70,103,279	$700	$114,674	$(100,428)	$14,946
Restatement adjustment (Note 3)	—	—	—	—	—	(4,651)	(4,651)
Balance on December 31, 2024 (as restated)	—	—	70,103,279	700	114,674	(105,079)	10,295
Issuance of shares and stock option exercises	—	—	—	—	3	—	3
Stock-based compensation	—	—	—	—	127	—	127
Net income for the three months ended March 31, 2025 (as restated)	—	—	—	—	—	231	231
Balance on March 31, 2025 (as restated)	—	—	70,103,279	700	114,804	(104,848)	10,656

Issuance of shares and stock option exercises	—	—	378,666	4	241	—	245
Stock-based compensation	—	—	—	—	120	—	120
Net income for the three months ended June 30, 2025 (as restated)	—	—	—	—	—	3,321	3,321
Balance on June 30, 2025 (as restated)	—	—	70,481,945	704	115,165	(101,527)	14,342

For the six months ended June 30, 2026

Description	Preferred shares	Preferred stock	Common shares	Common stock	Additional paid-in capital	Accumulated deficit (As Restated)	Total (As Restated)
Balance on December 31, 2025 (previously reported)	—	$—	70,614,045	$706	$115,566	$(98,638)	$17,634
Restatement adjustment (Note 3)	—	—	—	—	—	(3,632)	(3,632)
Balance on December 31, 2025 (as restated)	—	—	70,614,045	706	115,566	(102,270)	14,002
Issuance of shares and stock option exercises	—	—	18,400	—	16	—	16
Stock-based compensation	—	—	—	—	82	—	82
Net loss for the three months ended March 31, 2026 (as restated)	—	—	—	—	—	(936)	(936)
Balance on March 31, 2026 (as restated)	—	—	70,632,445	706	115,664	(103,206)	13,164

Issuance of shares and stock option exercises	—	—	14,600	—	10	—	10
Stock-based compensation	—	—	—	—	79	—	79

Description	Preferred shares	Preferred stock	Common shares	Common stock	Additional paid-in capital	Accumulated deficit (As Restated)	Total (As Restated)
Net loss for the three months ended June 30, 2026 (as restated)	—	—	—	—	—	(256)	(256)
Balance on June 30, 2026 (as restated)	—	—	70,647,045	706	115,753	(103,462)	12,997

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED)

(Unaudited Consolidated Condensed)

	Six months ended June 30,
	2026 (As Restated)	2025 (As Restated)
	(in thousands)
Operating activities:
Net income (loss)	$(1,193)	$3,552
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	636	451
Stock-based compensation	161	247
Changes in assets and liabilities related to operations:
Trade accounts receivable, net	(2,509)	(6,180)
Inventories, net	2,079	(370)
Prepaid expenses and other assets	220	(978)
Accounts payable	766	(2,202)
Accrued expenses	605	1,301
Deferred revenue	1,007	(3,402)
Change in right of use asset and lease liability, net	(64)	(294)
Net cash provided by (used in) operating activities	1,708	(7,875)

Investing activities:
Acquisition of equipment and leasehold improvements	(997)	(1,275)
Net cash used in investing activities	(997)	(1,275)

Financing activities:
Proceeds from line of credit - inventory, related party	—	5,500
Proceeds from line of credit – accounts receivable, related party	—	6,099
Payments to line of credit – accounts receivable, related party	(980)	—
Proceeds from issuance of stock and exercise of stock options	27	250
Net cash (used in) provided by financing activities	(953)	11,849
(Decrease) increase in cash	(242)	2,699
Cash at beginning of period	1,288	1,409
Cash at end of period	$1,046	$4,108

Supplemental cash flow information:
Cash paid for interest	$452	$354
Income taxes paid	$—	$325

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$104	$499

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited Consolidated Condensed As Restated)

(In thousands, except share and per share data or as otherwise noted herein)

 (1) Basis of Presentation

The accompanying unaudited consolidated condensed interim financial statements of Solésence, Inc. (“Solésence”, “Company”, “we”, “our”, or “us”) reflect all adjustments that, in the opinion of management, are necessary for a fair statement of our financial position and operating results for the interim periods presented. These adjustments consist of normal recurring adjustments and the restatement adjustments described in Note 3. All statements include the results from both Solésence, Inc. and our wholly-owned subsidiary, Solésence, LLC. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

(3) Restatement of Previously Issued Consolidated Financial Statements

The Company has restated the previously issued financial information presented in these unaudited consolidated condensed financial statements as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025 to correct errors in the determination and application of overhead burden rates used in inventory costing. The errors resulted in overstated raw materials and finished goods inventories, on a net basis after considering the overstatement of reserves for excess and obsolete inventories and misstated cost of revenue. The correction decreased inventories, total assets and stockholders’ equity and increased accumulated deficit. The restatement has changed the Unaudited Consolidated Financial Statements and Notes 5, 7 and 8.

The correction reduced inventories by approximately $0.157 million at June 30, 2026 and $3.632 million at December 31, 2025. Net inventories as restated include reserves for excess and obsolete inventory of $3.088 million and $2.299 million at those dates, respectively. Cost of revenue increased by approximately $0.098 million and $0.073 for the three and six months ended June 30, 2026, respectively and decreased by approximately $0.654 million and $0.805 million for the corresponding 2025 periods.

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

The following tables summarize the effects of the corrections. Amounts are in thousands, except per-share amounts.

Condensed unaudited consolidated balance sheet at June 30, 2026

	As Previously Reported	Restatement Adjustment	As Restated
Inventories, net	$12,957	$(157)	$12,800
Total current assets	25,270	(157)	25,113
Total assets	46,437	(157)	46,280
Accumulated deficit	(103,306)	(156)	(103,462)
Total stockholders’ equity	13,154	(157)	12,997
Total liabilities and stockholders’ equity	46,437	(157)	46,280

Condensed consolidated balance sheet at December 31, 2025

	As Previously Reported	Restatement Adjustment	As Restated
Inventories, net	$18,511	$(3,632)	$14,879
Total current assets	28,776	(3,632)	25,144
Total assets	50,055	(3,632)	46,423
Accumulated deficit	(98,638)	(3,632)	(102,270)
Total stockholders’ equity	17,634	(3,632)	14,002
Total liabilities and stockholders’ equity	50,055	(3,632)	46,423

Condensed unaudited consolidated statement of operations for the three months ended June 30, 2026

	As Previously Reported	Restatement Adjustment	As Restated
Cost of revenue	$10,584	$98	$10,682
Gross profit	4,748	(98)	4,650
Income (loss) from operations	121	(98)	23
Income (loss) before income taxes	(158)	(98)	(256)
Provision for income taxes	—	—	—
Net income (loss)	(158)	(98)	(256)
Basic earnings (loss) per share	(0.00)	0.00	(0.00)
Diluted earnings (loss) per share	(0.00)	0.00	(0.00)

Condensed unaudited consolidated statement of operations for the three months ended June 30, 2025

	As Previously Reported	Restatement Adjustment	As Restated
Cost of revenue	$14,482	$(654)	$13,828
Gross profit	5,877	654	6,531
Income (loss) from operations	1,910	654	2,564
Income (loss) before income taxes	3,057	654	3,711
Provision for income taxes	390	—	390
Net income (loss)	2,667	654	3,321
Basic earnings (loss) per share	0.04	0.01	0.05
Diluted earnings (loss) per share	0.04	0.01	0.05

Condensed unaudited consolidated statement of operations for the six months ended June 30, 2026

	As Previously Reported	Restatement Adjustment	As Restated
Cost of revenue	$20,400	$73	$20,473
Gross profit	7,890	(73)	7,817
Income (loss) from operations	(579)	(73)	(652)
Income (loss) before income taxes	(1,120)	(73)	(1,193)
Net income (loss)	(1,120)	(73)	(1,193)
Basic earnings (loss) per share	(0.02)	0.00	(0.02)
Diluted earnings (loss) per share	(0.02)	0.00	(0.02)

Condensed unaudited consolidated statement of operations for the six months ended June 30, 2025

	As Previously Reported	Restatement Adjustment	As Restated
Cost of revenue	$25,725	$(805)	$24,920
Gross profit	9,259	805	10,064
Income (loss) from operations	2,166	805	2,971
Income (loss) before income taxes	3,137	805	3,942
Provision for income taxes	390	—	390
Net income (loss)	2,747	805	3,552
Basic earnings (loss) per share	0.04	0.01	0.05
Diluted earnings (loss) per share	0.04	0.01	0.05

Unaudited accumulated deficit at the dates presented

	As Previously Reported	Restatement Adjustment	As Restated
December 31, 2024	$(100,428)	$(4,651)	$(105,079)
March 31, 2025	(100,348)	(4,500)	(104,848)
June 30, 2025	(97,681)	(3,846)	(101,527)
December 31, 2025	(98,638)	(3,632)	(102,270)
March 31, 2026	(99,404)	(3,802)	(103,206)
June 30, 2026	(103,306)	(156)	(103,462)

Unaudited total stockholders’ equity at the dates presented

	As Previously Reported	Restatement Adjustment	As Restated
December 31, 2024	$14,946	$(4,651)	$10,295
March 31, 2025	15,156	(4,500)	10,656
June 30, 2025	18,188	(3,846)	14,342
December 31, 2025	17,634	(3,632)	14,002
March 31, 2026	16,967	(3,803)	13,164
June 30, 2026	13,154	(157)	12,997

Condensed unaudited consolidated cash flows for the six months ended June 30, 2026

	As Previously Reported	Restatement Adjustment	As Restated
Net loss	$(1,120)	$(73)	$(1,193)
Inventories, net	2,006	73	2,079
Net cash provided by operating activities	1,708	—	1,708
Cash at end of period	1,046	—	1,046

Condensed unaudited consolidated cash flows for the six months ended June 30, 2025

	As Previously Reported	Restatement Adjustment	As Restated
Net income	$2,747	$805	$3,552
Inventories, net	435	(805)	(370)
Net cash used in operating activities	(7,875)	—	(7,875)
Cash at end of period	4,108	—	4,108

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

(5) Earnings per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share includes weighted-average incremental shares from stock options when their effect is dilutive. Options to purchase approximately 1,074,074 and 1,082,666 shares of common stock were excluded from diluted earnings per share for the three and six months ended June 30, 2026, respectively, because the Company reported net losses and their effect would have been antidilutive. Weighted-average incremental shares included in diluted earnings per share for the three and six months ended June 30, 2025 were 2,380,640 and 2,346,001, respectively.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026 (as restated)	2025 (as restated)	2026 (as restated)	2025 (as restated)

Numerator: (in Thousands)
Net income (loss)	(256)	$3,321	(1,193)	$3,552

Denominator:
Weighted average number of basic shares outstanding	70,637,199	70,200,039	70,631,380	70,151,928
Weighted average additional shares assuming conversion of in-the-money stock options to common shares and assumed repurchase of common shares by the Company	—	2,380,640	—	2,346,001
Weighted average number of diluted common shares outstanding	70,637,199	72,580,679	70,631,380	72,497,929

Basic earnings per common share:
Net income (loss) per share – basic	$(0.00)	$0.05	$(0.02)	$0.05
Diluted earnings per common share:
Net income (loss) per share – diluted	$(0.00)	$0.05	$(0.02)	$0.05

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

 Our financial instruments include cash, accounts receivable, net, accounts payable and accrued expenses, along with any short-term and long-term borrowings as described in Note 7. The carrying values of cash, accounts receivable, net , and accounts payable and accrued expenses are reasonable estimates of their fair value due to the short-term nature of these accounts. The fair value of short-term and long-term debt approximates carrying value based on comparison of terms to similar debt offerings in the marketplace.

There were no financial instruments adjusted to fair value on June 30, 2026 and December 31, 2025.

(7) Related Party Notes and Lines of Credit

Notes and lines of credit consist of the following:

		As of June 30, 2026		As of December 31, 2025
	Rate at June 30, 2026	Total Borrowing Capacity (as restated)	Outstanding Borrowed Balance	Total Borrowing Capacity (as restated)	Outstanding Borrowed Balance
Libertyville Bank & Trust (1)	7.75%	30	—	$30	$—
Libertyville Bank & Trust (2)	7.75%	500	—	500	—
Beachcorp, LLC (3)	7.50%	9,504	3,787	6,236	4,767
Beachcorp, LLC (4)	7.50%	7,040	9,500	8,184	9,500
Strandler, LLC (5)	7.50%	1,000	1,000	1,000	1,000

1)	Since July 2014, we have maintained a bank-issued letter of credit for up to $30 in borrowings, with interest at the prime rate plus 1%, to support our obligations under our Romeoville, Illinois facility lease agreement. No borrowings have been incurred under this promissory note. It is our intention to renew this note annually. Because there were no amounts outstanding on the note at any time during 2026 or 2025, we have recorded no related liability on our condensed consolidated balance sheet.

2)	On December 21, 2021, the existing credit agreement with Libertyville was converted for use to support our obligations under our newly leased manufacturing and warehouse space in Bolingbrook, Illinois. Interest on drawn balances will be at the prime rate plus 1%. This credit agreement has a maturity of December 22, 2026. We expect to renew this agreement annually, as the lease requires. This credit agreement is secured by all the unencumbered assets of the Company and has superior collateral rights to those credit facilities with Beachcorp, LLC and Strandler, LLC.

3)	On January 28, 2022, the Company entered into an Amended and Restated Business Loan Agreement (the “A&R Loan Agreement”), which amends and restates the Master Agreement between the Company and Beachcorp, LLC, and a new promissory note in order to evidence the A/R Revolver facility, including an amendment to expand the limit on the A/R Revolver Facility from $6,000 to $8,000, reduce the interest rate to the prime rate plus 0.75%, and extend the maturity of the A/R Revolver Facility to March 31, 2024. On March 1, 2024, the Company entered into a Second Amendment to the Amended and Restated Business Loan Agreement extending the maturity of the A/R Revolver Facility to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Amended and Restated Business Loan Agreement to expand the limit on the A/R Revolver Facility from $8,000 to $12,000, and extend its maturity to April 30, 2027. On September 30, 2026, the Company entered into a Fourth Amendment to the Amended and Restated Business Loan Agreement to extend its maturity to May 31, 2028.

4)	On January 28, 2022, the Company entered into the A&R Loan Agreement and a new revolving loan agreement (“Inventory Facility”) with Beachcorp, LLC, and a new promissory note in order to evidence the Inventory Facility. The maximum borrowing amount under the Inventory Facility was $4,000, with a borrowing base consisting of up to 50% of the value of qualified inventory of the Company. The interest rate for the Inventory Revolver is at the prime rate plus 0.75%, and it was set to mature on March 31, 2024. On November 13, 2023, the Company entered into a Replacement Promissory Note with Beachcorp, LLC replacing the Inventory Facility promissory note executed on January 28, 2022. The maximum borrowing amount under the replacement Inventory Facility was increased to $5,200, with a borrowing base consisting of up to 55% of the value of qualified inventory of the Company. The interest rate for the replacement Inventory Revolver remains at the prime rate plus 0.75%. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Inventory Revolver Facility to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Business Loan Agreement to expand the limit on the Inventory Revolver Facility from $5,200 to $10,000, and extend its maturity to April 30, 2027. On September 30, 2026, the Company entered into a Fourth Amendment to the Business Loan Agreement to extend its maturity to May 31, 2028. As described above in Note 3 (Restatement of Previously Issued Consolidated Financial Statements), the Company recently identified errors in its historical accounting for labor and overhead included in inventories. As a result, inventories were overstated in past borrowing base calculations under the Inventory Facility. Effective and dated as of August 17, 2026, Beachcorp, LLC provided a waiver of all breaches, defaults and events of default under the Inventory Facility as a result of the inventory related accounting matters described in Note 3, with respect to up to $3,000 per occurrence, of over advances on the Inventory Revolving Loans. The Company does not expect there to be any prospective impact on the compliance or availability of the Inventory Facility.

5)	On January 28, 2022, the Company entered into an additional Business Loan Agreement (the “New Term Loan Agreement”) with Strandler, LLC, which effectively transferred or assigned the Term Loan to Strandler, LLC from Beachcorp, LLC. Interest on the New Term Loan is at the prime rate plus 0.75%. Strandler, LLC is also an affiliate of Bradford T. Whitmore. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to April 30, 2027. On September 30, 2026, the Company entered into a Fourth Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to May 31, 2028. On November 4, 2026, Strandler, LLC assigned to Whitmore Holdings, LLC all of its rights as a lender under the New Term Loan agreement.

The Company classifies the line of credit – accounts receivable as current because we are required to pay back the borrowings as cash is received from our customers. The Company’s remaining debt is presented within the Consolidated Balance Sheet as of June 30, 2026, and December 31, 2025, in accordance with the maturity dates in the financing agreements. The Company’s loan agreements with Strandler, LLC and Beachcorp, LLC currently are set to expire on April 30, 2027, which could become an operating risk if we are not able to refinance or extend the maturity dates. It is the Company’s intention to refinance or extend the maturity dates for the debt held with Strandler, LLC and Beachcorp, LLC.

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

Related party interest expense consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Interest expense, related parties	$279	$282	$542	$458

Accrued interest consists of the following:

	As of
	June 30, 2026	December 31, 2025

Accrued interest expense, related parties	$90	$103

Outstanding balances associated with related parties are as follows:

	June 30, 2026	December 31, 2025

Beachcorp, LLC	$13,287	$14,267
Strandler, LLC	1,000	1,000

(8) Inventories, net as Restated

Inventories consist of the following:

	June 30, 2026 (as restated)	December 31, 2025 (as restated)

Raw materials	$12,453	$12,982
Finished goods	3,435	4,196
Inventory reserve	(3,088)	(2,299)
Total Inventories, net	$12,800	$14,879

(9) Significant Customers

We had three significant customers for the three and six months ended June 30, 2026, and 2025.

Revenues from these three customers, as a percentage of total Company revenue, was approximately:

		Three months ended June 30,		Six months ended June 30,
Customer #	Product Category	2026	2025	2026	2025
1	Consumer Products	58%	33%	48%	23%
2	Consumer Products	7%	27%	1%	19%
3	Personal Care Ingredients	1%	13%	13%	12%
	Total	66%	73%	62%	54%

Accounts receivable balances for these three customers were approximately:

		As of June 30,
Customer #	Product Category	2026	2025
1	Consumer Products	$7,327	$2,968
2	Consumer Products	(28)	3,588
3	Personal Care Ingredients	383	1,136
	Total	7,682	7,692

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

(10) Business Segmentation and Geographical Distribution

The Company operates as a single business segment. The types of products and services offered by the sole reportable segment, which is the same as the Company as a whole, are discussed in Note 2. Since the Company operates as a single segment, there were no intra-entity sales or transfers.

The Company’s Chief Executive Officer is the Chief Operating Decision Maker. The Chief Operating Decision Maker assesses performance for the single segment and decides how to allocate resources based on gross profit and net income (loss), which are also reported in the statement of operations. The measure of segment assets is total assets reported on the balance sheet. The accounting policies of the sole segment are the same as those used in the consolidated financial statements and described in the restated annual financial statements referenced in Note 1.

The Chief Operating Decision Maker uses gross profit and net income to evaluate Company performance and allocate resources. Significant segment expenses are the same as those of the entity as a whole.

	For the three months ended June 30,		For the six months ended June 30,
	2026 (as restated)	2025 (as restated)	2026 (as restated)	2025 (as restated)
Total revenue	15,332	20,359	28,290	34,984

Employee costs	3,723	3,961	7,832	7,327
Contractors and professional services	2,471	3,787	5,011	7,205
Materials and supplies	5,294	6,809	9,476	11,767
Depreciation	323	225	636	451
Interest expense	279	282	543	458
Other (income)	—	(1,428)	—	(1,428)
Tax expense	36	418	56	447
Facilities	938	990	1,906	1,933
Shipping	335	265	561	522
Testing	14	79	39	269
IT services	384	347	739	681
Insurance	226	213	452	414
Manufacturing other expense	220	277	562	167
Selling, general and administrative expense	1,345	813	1,670	1,219
Total Expense	15,588	17,038	29,483	31,432

Net Income (loss)	(256)	3,321	(1,193)	3,552

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

(11) Subsequent Events

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

Results of Operations (dollar amounts in thousands, except where otherwise noted)

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

Other revenue was $46 and $85 for the three- and six-month periods ended June 30, 2026, compared to $98 and $148 for the same periods in 2025, respectively. Other revenue comprises primarily laboratory testing fees and developmental or licensing fees. The decrease was due to fewer tests being billed in 2026 compared to 2025.

Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue, as restated for each period, was $10,682 for the three months ended June 30, 2026, compared to $13,828 for the same period in 2025, and was $20,473 for the six months ended June 30, 2026, compared to $24,920 for the same period in 2025. The decrease in cost of revenue between 2026 and 2025 was primarily due to lower sales and improved production efficiency.

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

Selling, general and administrative expense was $3,680 for the three months ended June 30, 2026, compared to $3,012 for the same period in 2025. For the six months ended June 30, 2026, selling, general and administrative expense was $6,479, compared to $5,120 for the same period in 2025. The increase reflects professional service costs and the Refy settlement expense recorded in June (see Note 11).

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

Net cash provided by operating activities during the six months ended June 30, 2026 was primarily attributable to a decrease in inventories and increases in accounts payable, accrued expenses and deferred revenue, partially offset by the net loss and an increase in accounts receivable, net. The updated inventory-costing corrections decreased six-month 2026 net income and increased the inventory adjustment in the operating cash-flow reconciliation by approximately $73 each compared with the original second-quarter report, with no change to net cash provided by operating activities. For the six months ended June 30, 2025, the corrections increased net income and reduced the inventory adjustment by approximately $805 each compared with the originally issued 2025 interim financial statements, with no change to net cash used in operating activities.

The net cash used in investing activities during the six months ended June 30, 2026 was primarily due to investments in new equipment.

The net cash used in financing activities during the six months ended June 30, 2026 was primarily due to reducing the outstanding related party debt.

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

In connection with the restatement of the Company’s previously issued consolidated financial statements included in this Form 10-Q/A, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), reevaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026. Based on that reevaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2026 because of the material weaknesses in internal control over financial reporting described below. This reevaluation reaffirms the conclusion in our originally filed Form 10-Q that disclosure controls and procedures were not effective as of June 30, 2026.

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

These deficiencies, considered in combination, constituted a material weakness that existed as of June 30, 2026. The material weakness resulted in errors affecting inventory, cost of revenue and related financial statement accounts and disclosures. The errors are corrected in the restated unaudited consolidated financial statements included in this Form 10-Q/A. See the restatement disclosures in the notes to those financial statements.

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

Based on this reassessment and the COSO criteria, management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025 because of the material weaknesses described above. This conclusion supersedes management’s conclusion in the originally filed Form 10-Q that internal control over financial reporting was effective as of June 30, 2026.

Inventory Costing Remediation Activities Subsequent to June 30, 2026

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

Financial Reporting Oversight and Review Remediation Activities Subsequent to June 30, 2026

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), confirm that there was no change in the Company’s internal control over financial reporting during the period ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
Exhibit 101	The following materials from Solésence, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2026, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Shareholders Equity, (4) the Statements of Cash Flows, and (5) the Notes to Unaudited Consolidated Condensed Financial Statements.

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