Form 10-Q
period 2026-09-30
SOLESENCE, INC.
filed 2026-11-12
CIK 883107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2026

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

As of November 12, 2026, there were 70,647,045 shares outstanding of common stock, par value $.01, of the registrant.

SOLÉSENCE, INC.

QUARTER ENDED SEPTEMBER 30, 2026

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SOLÉSENCE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited Consolidated Condensed)

	As of
	September 30, 2026	December 31, 2025 (as restated)
	(in thousands except share and per share data)
ASSETS
Current assets:
Cash	$1,270	$1,288
Trade accounts receivable	9,222	7,642
Allowance for credit losses	(858)	(806)
Trade accounts receivable, net	8,364	6,836
Inventories, net	11,593	14,879
Prepaid expenses and other current assets	2,030	2,141
Total current assets	23,257	25,144

Equipment and leasehold improvements, net	15,012	14,329
Operating leases, right of use	6,135	6,913
Other assets, net	36	37
Total assets	$44,440	$46,423
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit – accounts receivable, related party	$1,029	$4,767
Current portion of operating lease obligations	1,409	1,255
Accounts payable	4,528	4,098
Deferred revenue	2,147	930
Accrued expenses	4,337	2,879
Total current liabilities	13,450	13,929

Long-term portion of operating lease obligations	6,736	7,798
Long-term line of credit – inventory, related party	6,300	9,500
Long-term debt, related party	1,000	1,000
Asset retirement obligations	203	194
Total long-term liabilities	14,239	18,492

Stockholders’ equity:
Preferred stock, $.01 par value, 24,088 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 95,000,000 shares authorized; 70,647,045 and 70,614,045 shares issued and outstanding on September 30, 2026 and December 31, 2025, respectively	706	706
Additional paid-in capital	115,837	115,566
Accumulated deficit	(99,792)	(102,270)
Total stockholders’ equity	16,751	14,002
Total liabilities and stockholders’ equity	$44,440	$46,423

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited Consolidated Condensed; in thousands, except share and per-share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025 (as restated)	2026	2025 (as restated)
Revenue:
Product revenue	$19,978	$14,533	$48,184	$49,369
Other revenue	185	64	269	212
Total revenue	20,163	14,597	48,453	49,581

Operating expense:
Cost of revenue	12,235	11,123	32,708	36,043
Gross profit	7,928	3,474	15,745	13,538

Research and development expense	1,082	1,082	3,071	3,055
Selling, general and administrative expense	2,810	3,069	9,287	8,188
Net income (loss) from operations	4,036	(677)	3,387	2,295
Interest expense, net	258	339	801	603
Other income, net	111	—	111	1,234
Net income (loss) before provision for income taxes	3,889	(1,016)	2,697	2,926
Provision for income taxes	219	—	219	390

Net income (loss)	$3,670	$(1,016)	$2,478	$2,536

Net income (loss) per share-basic	$0.05	$(0.01)	$0.04	$0.04

Weighted average number of basic common shares outstanding	70,647,045	70,500,925	70,636,660	70,269,539

Net income (loss) per share-diluted	$0.05	$(0.01)	$0.03	$0.03

Weighted average number of diluted common shares outstanding	71,483,887	70,500,925	71,551,693	72,745,662

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited Consolidated Condensed; prior-period amounts as restated)

 (in thousands except share data)

Description	Preferred shares	Preferred stock	Common shares	Common stock	Additional paid-in capital	Accumulated deficit (as restated)	Total (as restated)
Balance on December 31, 2024 (previously reported)	—	$—	70,103,279	$700	$114,674	$(100,428)	$14,946
Restatement adjustment (Note 3)	—	—	—	—	—	(4,651)	(4,651)
Balance on December 31, 2024 (as restated)	—	$—	70,103,279	$700	$114,674	$(105,079)	$10,295
Issuance of shares and stock option exercises	—	—	—	—	3	—	3
Stock-based compensation	—	—	—	—	127	—	127
Net income for the three months ended March 31, 2025 (as restated)	—	—	—	—	—	231	231
Balance on March 31, 2025 (as restated)	—	—	70,103,279	700	114,804	(104,848)	10,656
Issuance of shares and stock option exercises	—	—	378,666	4	241	—	245
Stock-based compensation	—	—	—	—	120	—	120
Net income for the three months ended June 30, 2025 (as restated)	—	—	—	—	—	3,321	3,321
Balance on June 30, 2025 (as restated)	—	—	70,481,945	704	115,165	(101,527)	14,342
Issuance of shares and stock option exercises	—	—	54,900	1	36	—	37
Stock-based compensation	—	—	—	—	122	—	122
Net loss for the three months ended September 30, 2025 (as restated)	—	—	—	—	—	(1,016)	(1,016)
Balance on September 30, 2025 (as restated)	—	$—	70,536,845	$705	$115,323	$(102,543)	$13,485

Description	Preferred shares	Preferred stock	Common shares	Common stock	Additional paid-in capital	Accumulated deficit (as restated)	Total (as restated)
Balance on December 31, 2025 (previously reported)	—	$—	70,614,045	$706	$115,566	$(98,638)	$17,634
Restatement adjustment (Note 3)	—	—	—	—	—	(3,632)	(3,632)
Balance on December 31, 2025 (as restated)	—	$—	70,614,045	$706	$115,566	$(102,270)	$14,002
Issuance of shares and stock option exercises	—	—	18,400	—	16	—	16
Stock-based compensation	—	—	—	—	82	—	82
Net loss for the three months ended March 31, 2026 (as restated)	—	—	—	—	—	(936)	(936)
Balance on March 31, 2026 (as restated)	—	—	70,632,445	706	115,664	(103,206)	13,164
Issuance of shares and stock option exercises	—	—	14,600	—	10	—	10
Stock-based compensation	—	—	—	—	79	—	79
Net loss for the three months ended June 30, 2026 (as restated)	—	—	—	—	—	(256)	(256)
Balance on June 30, 2026 (as restated)	—	—	70,647,045	706	115,753	(103,462)	12,997
Stock-based compensation	—	—	—	—	84	—	84
Net income for the three months ended September 30, 2026	—	—	—	—	—	3,670	3,670
Balance on September 30, 2026	—	$—	70,647,045	$706	$115,837	$(99,792)	$16,751

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited Consolidated Condensed)

	Nine months ended September 30,
	2026	2025 (as restated)
	(in thousands)
Operating activities:
Net income	$2,478	$2,536
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	949	676
Stock-based compensation	245	369
Changes in assets and liabilities related to operations:
Trade accounts receivable, net	(1,528)	(4,840)
Inventories, net	3,286	489
Prepaid expenses and other assets	111	(982)
Accounts payable	335	(4,449)
Accrued expenses	1,464	452
Deferred revenue	1,217	(4,368)
Change in right of use asset and lease liability, net	(130)	(269)
Net cash provided by (used in) operating activities	8,427	(10,386)

Investing activities:
Acquisition of equipment and leasehold improvements	(1,536)	(1,693)
Proceeds from disposal of equipment	1	—
Net cash used in investing activities	(1,535)	(1,693)

Financing activities:
Net proceeds from line of credit – inventory, related party	—	5,500
Net payments to line of credit – inventory, related party	(3,200)	—
Net proceeds from line of credit – accounts receivable, related party	—	5,313
Net payments to line of credit – accounts receivable, related party	(3,737)	—
Proceeds from issuance of stock and exercise of stock options	27	286
Net cash (used in) provided by financing activities	(6,910)	11,099
Decrease in cash	(18)	(980)
Cash at beginning of period	1,288	1,409
Cash at end of period	$1,270	$429

Supplemental cash flow information:
Cash paid for interest	$725	$690
Income taxes paid	$—	$325

Supplemental non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment and leasehold improvements	$95	$182

(See accompanying Notes to Consolidated Financial Statements)

SOLÉSENCE, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited Consolidated Condensed)

(In thousands, except share and per share data or as otherwise noted herein)

 (1) Basis of Presentation

The accompanying unaudited consolidated condensed interim financial statements of Solésence, Inc. (“Solésence”, “Company”, “we”, “our”, or “us”) reflect all normal recurring adjustments and the prior-period restatement adjustments described in Note 3 which, in the opinion of management, are necessary for a fair statement of our financial position and operating results for the interim periods presented. All statements include the results from both Solésence, Inc. and our wholly-owned subsidiary, Solésence, LLC. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Amendment No. 2 to Form 10-K/A for the year ended December 31, 2025.

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

(3) Restatement of Previously Issued Consolidated Financial Statements

The Company identified errors in its historical accounting for labor and manufacturing overhead included in inventories. The historical process used budget-based percentages and allocation bases that were not sufficiently supported and did not consistently limit capitalized amounts to eligible costs or adjust standard and budgeted amounts to approximate actual cost. The Company concluded that this process did not comply with ASC 330, Inventory. The errors affected inventories, cost of revenue, gross profit, operating income (loss), income (loss) before income taxes, net income (loss), earnings (loss) per share, accumulated deficit, stockholders’ equity and related disclosures.

The correction reduced inventories by approximately $3.632 million at December 31, 2025. Cost of revenue decreased by approximately $0.104 million and $0.909 for the three and nine months ended September 30, 2025, respectively.

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

The following tables summarize the restatement of the 2025 comparative information presented in this report. Amounts are in thousands, except per-share amounts.

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

Unaudited accumulated deficit at the dates presented. At September 30, 2025, accumulated deficit increased by $3,742, from $(98,801) to $(102,543), as restated.

	As Previously Reported	Restatement Adjustment	As Restated
December 31, 2024	$(100,428)	$(4,651)	$(105,079)
March 31, 2025	(100,348)	(4,500)	(104,848)
June 30, 2025	(97,681)	(3,846)	(101,527)
December 31, 2025	(98,638)	(3,632)	(102,270)
March 31, 2026	(99,404)	(3,802)	(103,206)
June 30, 2026	(103,306)	(156)	(103,462)

Unaudited total stockholders’ equity at the dates presented. At September 30, 2025, total stockholders’ equity decreased by $3,742, from $17,227 to $13,485, as restated.

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

Contract balances at September 30, 2026, December 31, 2025, and December 31, 2024 are as follows:

	Accounts Receivable	Contract Liabilities
Balance, December 31, 2024	$5,655	$5,571
Balance, December 31, 2025	7,642	930
Balance, September 30, 2026	9,222	2,147

Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was $127 and $33 for the three months ended September 30, 2026 and 2025, respectively, and $757 and $5,028 for the nine months ended September 30, 2026 and 2025, respectively.

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

Other revenue typically includes fees that our customers pay for various required laboratory tests, and may also include revenue from technology license fees and paid development projects. Technology license fees and paid development projects are recognized over time when the obligations under the agreed upon contractual arrangements are performed on our part. Other revenue recognized over time was $185 and $64 for the three months ended September 30, 2026 and 2025, respectively, and $269 and $212 for the nine months ended September 30, 2026 and 2025, respectively.

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

	September 30, 2026	December 31, 2025
Balance, beginning	$806	$786
Current period provisions	79	836
Write offs	(27)	(816)
Balance, ending	$858	$806

(5) Earnings per Share

Options to purchase 2,466,956 and 915,033 shares of common stock that were outstanding as of September 30, 2026 were included in the computation of diluted earnings per share for the three and nine months ended September 30, 2026, respectively. No options were included in the computation of diluted earnings per share for the three months ended September 30, 2025 as it would be anti-dilutive. Options to purchase approximately 2,474,262 shares of common stock that were outstanding as of September 30, 2025 were included in the computation of diluted earnings per share for the nine months ended September 30, 2025.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025 (as restated)	2026	2025 (as restated)

Numerator: (in Thousands)
Net income (loss)	$3,670	$(1,016)	2,478	$2,536

Denominator:
Weighted average number of basic shares outstanding	70,647,045	70,500,925	70,636,660	70,269,539
Weighted average additional shares assuming conversion of in-the-money stock options to common shares and assumed repurchase of common shares by the Company	836,842	—	915,033	2,476,123
Weighted average number of diluted common shares outstanding	71,483,887	70,500,925	71,551,693	72,745,662

Basic earnings per common share:
Net income (loss) per share – basic	$0.05	$(0.01)	$0.04	$0.04
Diluted earnings per common share:
Net income (loss) per share – diluted	$0.05	$(0.01)	$0.03	$0.03

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

There were no financial instruments adjusted to fair value on September 30, 2026 and December 31, 2025.

(7) Related Party Notes and Lines of Credit

Notes and lines of credit consist of the following:

		As of September 30, 2026		As of December 31, 2025
	Rate at September 30, 2026	Total Borrowing Capacity	Outstanding Borrowed Balance	Total Borrowing Capacity (as restated)	Outstanding Borrowed Balance
Libertyville Bank & Trust (1)	8.00%	30	—	$30	$—
Libertyville Bank & Trust (2)	8.00%	500	—	500	—
Beachcorp, LLC (3)	7.75%	8,679	1,030	6,236	4,767
Beachcorp, LLC (4)	7.75%	6,376	6,300	8,184	9,500
Strandler, LLC (5)	7.75%	1,000	1,000	1,000	1,000

1)	Since July 2014, we have maintained a bank-issued letter of credit for up to $30 in borrowings, with interest at the prime rate plus 1%, to support our obligations under our Romeoville, Illinois facility lease agreement. No borrowings have been incurred under this promissory note. It is our intention to renew this note annually. Because there were no amounts outstanding on the note at any time during 2026 or 2025, we have recorded no related liability on our condensed consolidated balance sheet.

2)	On December 21, 2021, the existing credit agreement with Libertyville was converted for use to support our obligations under our newly leased manufacturing and warehouse space in Bolingbrook, Illinois. Interest on drawn balances will be at the prime rate plus 1%. This credit agreement has a maturity of December 22, 2026. We expect to renew this agreement annually, as the lease requires. This credit agreement is secured by all the unencumbered assets of the Company and has superior collateral rights to those credit facilities with Beachcorp, LLC and Strandler, LLC.

3)	On January 28, 2022, the Company entered into an Amended and Restated Business Loan Agreement (the “A&R Loan Agreement”), which amends and restates the Master Agreement between the Company and Beachcorp, LLC, and a new promissory note in order to evidence the A/R Revolver facility, including an amendment to expand the limit on the A/R Revolver Facility from $6,000 to $8,000, reduce the interest rate to the prime rate plus 0.75%, and extend the maturity of the A/R Revolver Facility to March 31, 2024. On March 1, 2024, the Company entered into a Second Amendment to the Amended and Restated Business Loan Agreement extending the maturity of the A/R Revolver Facility to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Amended and Restated Business Loan Agreement to expand the limit on the A/R Revolver Facility from $8,000 to $12,000, and extend its maturity to April 30, 2027. On September 30, 2026, the Company entered into a Fourth Amendment to the Amended and Restated Business Loan Agreement to extend its maturity to May 31, 2028.

4)	On January 28, 2022, the Company entered into the A&R Loan Agreement and a new revolving loan agreement (“Inventory Facility”) with Beachcorp, LLC, and a new promissory note in order to evidence the Inventory Facility. The maximum borrowing amount under the Inventory Facility was $4,000, with a borrowing base consisting of up to 50% of the value of qualified inventory of the Company. The interest rate for the Inventory Revolver is at the prime rate plus 0.75%, and it was set to mature on March 31, 2024. On November 13, 2023, the Company entered into a Replacement Promissory Note with Beachcorp, LLC replacing the Inventory Facility promissory note executed on January 28, 2022. The maximum borrowing amount under the replacement Inventory Facility was increased to $5,200, with a borrowing base consisting of up to 55% of the value of qualified inventory of the Company. The interest rate for the replacement Inventory Revolver remains at the prime rate plus 0.75%. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Inventory Revolver Facility to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Business Loan Agreement to expand the limit on the Inventory Revolver Facility from $5,200 to $10,000 and extend its maturity to April 30, 2027. On September 30, 2026, the Company entered into a Fourth Amendment to the Business Loan Agreement to extend its maturity to May 31, 2028. As described above in Note 3 (Restatement of Previously Issued Consolidated Financial Statements), the Company recently identified errors in its historical accounting for labor and overhead included in inventories. As a result, inventories were overstated in past borrowing base calculations under the Inventory Facility. Effective and dated as of August 17, 2026, Beachcorp, LLC provided a waiver of all breaches, defaults and events of default under the Inventory Facility as a result of the inventory related accounting matters described in Note 3, with respect to up to $3,000 per occurrence, of over-advances on the Inventory Revolving Loans. The Company does not expect there to be any prospective impact on the compliance or availability of the Inventory Facility.

5)	On January 28, 2022, the Company entered into an additional Business Loan Agreement (the “New Term Loan Agreement”) with Strandler, LLC, which effectively transferred or assigned the Term Loan to Strandler, LLC from Beachcorp, LLC. Interest on the New Term Loan is at the prime rate plus 0.75%. Strandler, LLC is also an affiliate of Bradford T. Whitmore. On March 1, 2024, the company entered into a Second Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to October 1, 2025. On May 27, 2025, the Company entered into a Third Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to April 30, 2027. On September 30, 2026, the Company entered into a Fourth Amendment to the Business Loan Agreement extending the maturity of the Term Maturity Note to May 31, 2028. On November 4, 2026, Strandler, LLC assigned to Whitmore Holdings, LLC all of its rights as a lender under the New Term Loan agreement.

The Company classifies the line of credit – accounts receivable as current because we are required to pay back the borrowings as cash is received from our customers. The Company’s remaining debt is presented within the Consolidated Balance Sheet as of September 30, 2026, and December 31, 2025, in accordance with the maturity dates in the financing agreements.

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

Related party interest expense consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Interest expense, related parties	$256	$338	$798	$795

Accrued interest consists of the following:

	As of
	September 30, 2026	December 31, 2025

Accrued interest expense, related parties	$75	$103

Outstanding balances associated with related parties are as follows:

	September 30, 2026	December 31, 2025

Beachcorp, LLC	$7,330	$14,267
Strandler, LLC	1,000	1,000

(8) Inventories, net

Inventories consist of the following:

	September 30, 2026	December 31, 2025 (as restated)

Raw materials	$11,076	$12,982
Finished goods	3,455	4,196
Inventory reserve	(2,938)	(2,299)
Total Inventories, net	$11,593	$14,879

(9) Significant Customers

We had three significant customers for the three and nine months ended September 30, 2026, and 2025.

Revenues from these three customers, as a percentage of total Company revenue, was approximately:

		Three months ended September 30,		Nine months ended September 30,
Customer #	Product Category	2026	2025	2026	2025
1	Consumer Products	51%	37%	49%	27%
2	Consumer Products	5%	20%	3%	19%
3	Personal Care Ingredients	12%	3%	13%	9%
	Total	68%	60%	65%	55%

Accounts receivable balances for these three customers were approximately:

		As of September 30,
Customer #	Product Category	2026	2025
1	Consumer Products	$5,042	$3,724
2	Consumer Products	650	3,565
3	Personal Care Ingredients	1,144	—
	Total	6,836	7,289

We currently have exclusive supply agreements with BASF Corporation (“BASF”), a significant personal care ingredient customer, that have contingencies outlined which could potentially result in the sale of production equipment from the Company to the customer intended to provide capacity sufficient to meet the customer’s production needs. This outcome may occur if we fail to meet certain performance requirements. In the event of an equipment sale, upon incurring a triggering event, the equipment would be sold to the customer at the greater of 30% of the original book value of such equipment, and any associated upgrades to it, or 115% of the equipment’s net book value, depending on the equipment and related products. The loss of this equipment would not materially impact our ability to meet the demand of our other customers.

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

The Company’s Chief Executive Officer is the Chief Operating Decision Maker. The Chief Operating Decision Maker assesses performance for the single segment and decides how to allocate resources based on gross profit and net income, which are also reported in the statement of operations. The measure of segment assets is reported on the balance sheet as total assets. The accounting policies of the sole segment are the same as those described in the summary of significant accounting policies in Note 2 of the 2025 Form 10-K/A.

The Chief Operating Decision Maker uses gross profit and net income to evaluate Company performance and in what way to allocate resources. Significant segment expenses, which are the same as the entity as a whole, are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025 (as restated)	2026	2025 (as restated)
Total revenue	$20,163	$14,597	$48,453	$49,581

Employee costs	4,113	4,546	11,945	11,874
Contractors and professional services	3,293	2,021	8,304	9,225
Materials and supplies	5,853	5,314	15,329	17,081
Depreciation	313	225	949	676
Interest expense, net	258	339	801	603
Other (income)	(111)	—	(111)	(1,234)
Tax expense	230	17	286	464
Facilities	930	1,009	2,836	2,942
Shipping	316	280	877	802
Testing	15	119	54	388
IT services	407	351	1,146	1,031
Insurance	196	234	648	647
Manufacturing other expense	299	496	861	663
Selling, general and administrative expense	381	662	2,050	1,883
Total Expense	16,493	15,613	45,975	47,045

Net Income (loss)	$3,670	$(1,016)	$2,478	$2,536

Revenue from international sources approximated $257 and $1,656 for the three months ended September 30, 2026 and 2025, respectively, and $1,648 and $5,169 for the nine months ended September 30, 2026 and 2025, respectively. As part of our revenue from international sources, we recognized approximately $165 and $241 for the three months ended September 30, 2026 and 2025, respectively, and $1,022 and $834 for the nine months ended September 30, 2026 and 2025, respectively, in product revenue from companies in Canada.

Our operations comprise a single business segment and all of our long-lived assets are located within the United States. We categorize our revenue stream into three main product categories, personal care ingredients, advanced materials and consumer products. The revenues for the three and nine months ended September 30, 2026 and 2025 by category are as follows:

	Three months ended September 30,		Nine months ended September 30,
Product Category	2026	2025	2026	2025
Consumer Products	$17,647	$13,943	$41,888	$44,368
Personal Care Ingredients	2,438	384	6,241	4,445
Advanced Materials	78	270	324	768
Total Sales	$20,163	$14,597	$48,453	$49,581

(11) Commitments and Contingencies

On July 6, 2026, Solésence, LLC, the Company’s wholly owned subsidiary, entered into a Settlement Agreement and Release with Refy Beauty Ltd to resolve disputes relating to certain consumer care products previously sold to Refy. The Company recognized a settlement expense and liability of $938 in June 2026, with the expense included in selling, general and administrative expense.

The agreement provides for an aggregate settlement amount of £700, payable in U.S. dollars at a fixed exchange rate of $1.34 per British pound, resulting in a total obligation of $938. The first $469 is payable in six monthly installments beginning August 5, 2026 and ending January 4, 2027. The parties also agreed to a six-month exclusivity period for developing a new sun protection factor product and negotiating a potential commercial agreement.

If the parties enter into a commercial agreement during the exclusivity period, the remaining $469 will be applied as credits against purchases under that agreement. Otherwise, the remaining $469 is payable in six monthly installments beginning February 3, 2027 and ending July 7, 2027. The commercial agreement affects the form of settlement of the final $469 rather than the total obligation.

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

Results of Operations

Total revenue was $20,163 for the three months ended September 30, 2026, compared to $14,597 for the same period in 2025. Total revenue was $48,453 for the nine months ended September 30, 2026, compared to $49,581 for the same period in 2025. Much of our revenue was from our three largest customers for the three- and nine-month periods ended September 30, 2026 and 2025, respectively. This reflects sales to our largest customers for our consumer products and sales of Active Pharmaceutical Ingredients (“APIs”) to our largest customer in personal care ingredients. This is the revenue breakdown, as a percentage of total revenue, from the customers referenced above during the three- and nine-month periods ended September 30, 2026 and 2025, respectively:

		Three months ended September 30,		Nine months ended September 30,
Customer #	Product Category	2026	2025	2026	2025
1	Consumer Products	51%	37%	49%	27%
2	Consumer Products	5%	20%	3%	19%
3	Personal Care Ingredients	12%	3%	13%	9%
	Total	68%	60%	65%	55%

Product revenue, the primary component of our total revenue, was $19,978 for the three months ended September 30, 2026, compared to $14,533 during the same period of 2025, and was $48,184 for the nine months ended September 30, 2026, compared to $49,369 during the same period of 2025. The quarterly increase was due to stronger demand from brand partners. Product revenue declined approximately 2.4% for the nine-month period.

Other revenue was $185 and $269 for the three- and nine-month periods ended September 30, 2026, compared to $64 and $212 for the same periods in 2025, respectively. Other revenue consists primarily of laboratory testing fees and developmental or licensing fees. The increase was due to additional testing and development work.

  Cost of revenue generally includes costs associated with commercial production and customer development arrangements. Cost of revenue was $12,235 for the three months ended September 30, 2026, compared to $11,123 for the same period in 2025, and was $32,708 for the nine months ended September 30, 2026, compared to $36,043 for the same period in 2025. The increase for the three months was due to higher sales in 2026 compared to 2025. The decrease for the nine months was primarily due to increased production efficiency in 2026 compared to 2025.

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

Research and development expense was $1,082 for the three months ended September 30, 2026, compared to $1,082 for the same period in 2025. For the nine months ended September 30, 2026 research and development expense was $3,071, compared to $3,055 for the same period in 2025. Research and development costs remained flat from year to year.

Selling, general and administrative expense was $2,810 for the three months ended September 30, 2026, compared to $3,069 for the same period in 2025. The decrease was due to lower bad debt expense partially offset by higher legal fees. For the nine months ended September 30, 2026, selling, general and administrative expense was $9,287, compared to $8,188 for the same period in 2025. The increase reflected higher professional service costs and the Refy settlement expense recorded in June 2026 (see Note 11).

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

Liquidity and Capital Resources

Cash, cash proceeds and use of cash for the nine months ended September 30, 2026 and 2025, and year ended December 31, 2025 were:

	Nine months ended September 30, 2026	Nine months ended September 30, 2025	Year ended December 31, 2025
Total cash	$1,270	$429	$1,288
Net cash provided by (used in) operating activities	8,427	(10,386)	(8,567)
Net cash used in investing activities	(1,535)	(1,693)	(2,143)
Net cash (used in) provided by financing activities	(6,910)	11,099	10,589

The net cash provided by operating activities during the nine months ended September 30, 2026 was primarily due to net income, a decrease in inventories, and additional prepayments for future orders.

The net cash used in investing activities during the nine months ended September 30, 2026 was primarily due to investments in new equipment.

The net cash used in financing activities during the nine months ended September 30, 2026 was primarily due to reducing the outstanding related party debt. As a result of the restatements the Company would have been in default of the Inventory Revolving Loan Effective August 17, 2026, Beachcorp, LLC provided a waiver of all breaches and defaults under the Inventory Facility as a result of the foregoing up to a maximum of $3,000,000 per occurrence, of over-advances on the Inventory Revolving Loans. The Company does not expect there to be any prospective impact on the compliance or availability of the Inventory Revolving Loan.

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

Because of uncertainty as to the amount of future taxable income that will be earned prior to the expiration of the carryforward, we have concluded that it is likely that some portion of this carryforward will expire before ultimately becoming available to reduce income tax liabilities.  The Company continues to maintain a valuation allowance against certain deferred tax assets. In assessing the realizability of its deferred tax assets, the Company considers all available positive and negative evidence, including historical operating results, recent trends in profitability, expectations regarding future taxable income, and the reversal of existing taxable temporary differences. Recent improvements in the Company’s operating results represent positive evidence regarding the realizability of its deferred tax assets. Should these operating trends continue, it is reasonably possible that sufficient positive evidence could develop within the next twelve months to support the release of some or all of the Company’s valuation allowance. The Company will continue to assess the realizability of its deferred tax assets in future periods. Any change in the valuation allowance could have a material effect on income tax expense and net income in the period in which such determination is made.

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

In connection with the restatement of the Company’s previously issued consolidated financial statements included in this Form 10-Q/A, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), reevaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026. Based on that reevaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2026 because of the material weakness in internal control over financial reporting described below.

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

These deficiencies, considered in combination, constituted a material weakness that existed as of September 30, 2026. The material weakness resulted in errors affecting inventory, cost of revenue and related financial statement accounts and disclosures. The errors are corrected in the restated unaudited consolidated financial statements included in this Form 10-Q/A. See the restatement disclosures in the notes to those financial statements.

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

The material misstatement also impacted the Company's ability to complete and file corrected financial information in a proficient manner. There is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements would not be prevented or detected on a timely basis.

The material weakness also impacted the Company's ability to complete and file corrected financial information in a proficient manner. There is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements would not be prevented or detected on a timely basis.

Inventory Costing Remediation Activities Subsequent to September 30, 2026

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

Financial Reporting Oversight and Review Remediation Activities Subsequent to September 30, 2026

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), confirm that there was no change in the Company’s internal control over financial reporting during the period ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Board of Directors of the Company determined that the Company’s 2026 Annual Meeting of Stockholders will be held on December 16, 2026. This represents a change in the date of the annual meeting of more than 30 days from the anniversary of the 2025 Annual Meeting of Stockholders, which was held on August 28, 2025.

Item 6. Exhibits

Exhibit 10.1	Settlement Agreement and Release, dated July 6, 2026, between Solésence, LLC and Refy Beauty Ltd, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 10, 2026. Confidential portions of that exhibit were redacted.
Exhibit 10.2	Fourth Amendment to Business Loan Agreement with Strandler, LLC, dated September 30, 2026, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 5, 2026.
Exhibit 10.3	Fourth Amendment to Amended and Restated Business Loan Agreement with Beachcorp, LLC, dated September 30, 2026, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 5, 2026.
Exhibit 10.4	Fourth Amendment to Business Loan Agreement with Beachcorp, LLC, dated September 30, 2026, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 5, 2026.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
Exhibit 32	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
Exhibit 101	The following materials from Solésence, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) the Statements of Shareholders Equity, (4) the Statements of Cash Flows, and (5) the Notes to Unaudited Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLÉSENCE, INC.

Date: November 12, 2026	By:	/s/ KEVIN CURETON
Kevin Cureton
President and Chief Executive Officer
Principal Executive Officer

SOLÉSENCE, INC.

Date: November 12, 2026	By:	/s/ LAURA RIFFNER
Laura Riffner
Chief Financial Officer
Principal Financial Officer